Form 10-K
period 2016-12-25
HASBRO INC
filed 2017-02-22
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2016

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

The aggregate market value on June 24, 2016 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $9,397,351,462. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 6, 2017 was 124,297,758.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our business and marketing strategies, anticipated financial performance or business prospects in future periods, expected technological and product developments, the expected content of and timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers, the content and timing of planned entertainment releases including motion pictures, television and digital content; and marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below and in Item 1A of this Annual Report are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

PART I

Item 1.	Business.

General Development and Description of Business and Business Segments

Except as expressly indicated or unless the context otherwise requires, as used herein, “Hasbro”, the “Company”, “we”, or “us”, means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

Overview

We are a global play and entertainment company committed to Creating the World’s Best Play Experiences. We strive to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build our brands, product innovation and development of global business reach. We apply these principles to leverage our beloved owned and controlled brands, including LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as the licensed brands of our strategic partners. From toys and games to content development including television programming, motion pictures, digital gaming and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company’s wholly-owned Hasbro Studios and its film label, Allspark Pictures, create brand-driven storytelling across mediums, including television, film, digital and more. These elements are executed globally within the construct of our strategic plan, the brand blueprint, at the center of which our brands reside. Using this blueprint, we innovate new brands and re-imagine, re-invent and re-ignite our owned and controlled brands through toy and game innovation, immersive entertainment offerings, including television programming and motion pictures, and a broad range of consumer products, ranging from traditional to digital, all informed by storytelling and consumer insights.

Brand Architecture

Hasbro organizes its owned, controlled and licensed intellectual properties within the brand architecture with a focus on the following categories: Franchise Brands, Partner Brands, Hasbro Gaming, and Emerging Brands. Implementation of the brand architecture has allowed us to leverage existing brand competencies outside the confines of our traditional product categories, creating significant growth opportunities in our brands.

Franchise Brands are Hasbro’s most significant owned or controlled properties which we believe have the ability to deliver significant revenues and growth over the long-term. Our seven Franchise Brands are LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS. As reported, net revenues from Franchise Brands grew 2% in 2016, compared to a decline of 2% in 2015, and growth of 31% in 2014. In 2016, 2015 and 2014, Franchise Brands were 46%, 52% and 55% of total net revenues, respectively.

Partner Brands include those licensed brands for which Hasbro develops toy and game products. Significant Partner Brands include MARVEL, including SPIDER-MAN and THE AVENGERS, STAR WARS, DISNEY PRINCESS and DISNEY FROZEN, DISNEY‘S DESCENDANTS, DREAMWORKS’ TROLLS, and SESAME STREET. 2016 marked the first year of our license agreement with The Walt Disney Company (“Disney”) to market DISNEY PRINCESS and DISNEY FROZEN small and fashion doll product lines. Partner brands MARVEL, STAR WARS, DISNEY’S DESCENDANTS, DISNEY PRINCESS and DISNEY FROZEN are all owned by Disney. In 2015 and, to a lesser extent, in 2016, JURASSIC WORLD was a significant partner brand however, beginning in July 2017, the Company will no longer have the rights to produce products under this brand.

In 2016, Hasbro sold product lines supported by the following theatrical releases from our partners: CAPTAIN AMERICA: CIVIL WAR in May 2016, DREAMWORKS’ TROLLS and MOANA in November 2016, and ROGUE ONE: A STAR WARS STORY in December 2016. In 2015, Hasbro sold product supported by three major motion picture releases by our partners: THE AVENGERS: AGE OF ULTRON, JURASSIC WORLD and STAR WARS: THE FORCE AWAKENS. In 2017, we expect to sell products related to several theatrical releases, including Disney’s BEAUTY AND THE BEAST in March, and STAR WARS: THE LAST JEDI in December; Marvel’s GUARDIANS OF THE GALAXY VOL. 2 in May, SPIDER-MAN: HOMECOMING in July, and THOR: RAGNAROK in November; and films featuring our brands TRANSFORMERS: THE LAST KNIGHT in June, and MY LITTLE PONY: THE MOVIE, in October. Aside from these major brand categories, we continue to seek growth opportunities by imagining, inventing and igniting new or archived brands and by offering immersive entertainment experiences.

Hasbro continues to revolutionize traditional game play through its strong portfolio of Gaming Brands, digital integration and the introduction of new gaming brands and play experiences. Hasbro Gaming includes PIE FACE, CONNECT 4, ELEFUN & FRIENDS, JENGA, THE GAME OF LIFE, OPERATION, SCRABBLE, TRIVIAL PURSUIT and TWISTER; in addition, Hasbro’s games portfolio also includes many other well-known game brands. Games offerings include face to face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games.

Emerging Brands are those owned or controlled Hasbro brands which have not achieved Franchise Brand status, but many of which the Company believes have the potential to do so over time with investment and further development. These include brands such as BABY ALIVE, FURBY, FURREAL FRIENDS, PLAYSKOOL and PLAYSKOOL HEROES. They also include new brands being developed by the Company, such as HANAZUKI. Also included in this category are other brands not captured in our other three categories.

Storytelling and Other Entertainment Initiatives

Our brand blueprint focuses on reinforcing storylines associated with our brands through several outlets, including television, motion pictures and digital gaming.

As part of our brand blueprint, we seek to build our brands through entertainment-based storytelling. Hasbro Studios LLC (“Hasbro Studios”) is our wholly-owned production studio, which is responsible for brand-driven storytelling across mediums, including the development and global distribution of television programming primarily based on our brands. This programming currently airs in markets throughout the world. Domestically, Hasbro Studios primarily distributes programming to Discovery Family Channel (the “Network”) which is a joint venture between Discovery Communications, Inc. (“Discovery”) and ourselves which operates a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Beginning in 2015, Hasbro Studios began distributing certain programming domestically to other outlets, including Cartoon Network. Internationally, Hasbro Studios distributes to various broadcasters and cable networks. Hasbro Studios also distributes programming globally on various digital platforms, including Netflix and iTunes. In 2016, Hasbro acquired Boulder Media, an animation studio based in Dublin, Ireland. In addition to working on a variety of projects for Hasbro Studios and Allspark Pictures, Boulder Media plans to continue to produce non-Hasbro content under the Boulder name.

During 2014, we formed Allspark Pictures, Hasbro’s film label, which is producing both animated and live action theatrical releases based on our brands. The Company’s storytelling initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages accessible anytime in many forms and formats. In October 2015, Allspark Pictures released JEM AND THE HOLOGRAMS. In October 2016, Allspark Pictures released OUIJA: ORIGIN OF EVIL. In October 2017, Allspark pictures expects to release MY LITTLE PONY: THE MOVIE.

In addition to film and television initiatives, Hasbro understands the importance of digital content in gaming, media and integrating our products. Digital media encompasses digital gaming applications and the creation of digital environments for analog products through the use of complementary digital applications and websites which extend storylines and enhance play. As of December 2016, we owned a 70% majority stake in Backflip Studios, LLC (“Backflip”), a mobile game developer, and in January 2017, we increased our ownership to 100%. While certain of our trademarks, characters and other property rights are licensed by third parties in connection with digital gaming, we anticipate increasingly leveraging and applying Backflip’s digital gaming expertise to Hasbro brands in 2017 and beyond.

As we seek to grow our business in entertainment, licensing and digital gaming, we will continue to evaluate strategic alliances, acquisitions and investments, like Hasbro Studios, Boulder Media, the Network and Backflip, which may allow us to build out our competencies around the brand blueprint, such as in storytelling and digital, complement our current product offerings, allow us entry into an area which is adjacent or complementary to our toy and game business, allow us to add to our brand portfolio, or allow us to further develop awareness of our brands and expand the ability of consumers to experience our brands in different forms and formats.

Product Categories

Through 2016, we marketed our brands under the following primary product categories: (1) boys; (2) games; (3) girls; and (4) preschool toys. Beginning in 2017, we will be organizing categories around our brand architecture, as described above.

Boys Franchise Brands in our boys’ category include the NERF action sports products and TRANSFORMERS action figures and accessories. The TRANSFORMERS brand, which has been supported by the four major, successful theatrical releases over the past decade in combination with animated television program developed by Hasbro Studios, TRANSFORMERS: ROBOTS IN DISGUISE, has become a hallmark example of how successful our brand blueprint can be when properly executed across all mediums. In addition to these Franchise Brands, the boys’ category also includes SUPER SOAKER water blasters and action figures and accessories. Another significant portion of our boys’ category includes licensed product lines based on popular movie, television and comic book characters, such as MARVEL and STAR WARS. In addition to marketing and developing traditional action figures and accessories for these entertainment brands, the Company also develops and markets products designed for fans, which has been a key component of the success of the TRANSFORMERS, STAR WARS and MARVEL brands.

Games Over the years, we have established a diverse portfolio of well-known games brands through innovation, invention and acquisition. Our Franchise Brands, MAGIC: THE GATHERING and MONOPOLY, headline our portfolio and are accompanied by our other gaming brands, including CONNECT 4, ELEFUN & FRIENDS, GAME OF LIFE, JENGA, OPERATION, SCRABBLE, TRIVIAL PURSUIT, TWISTER, the 2015 introduction of PIE FACE, and the 2016 introduction of SPEAK OUT. To successfully execute our gaming strategy, we consider brands which may capitalize on existing trends while evolving our approach to gaming using consumer insights and offering gaming experiences relevant to consumer demand for face-to-face, board, off-the-board, digital, card, electronic, trading card, role playing and other game play including the launch of new play patterns.

Girls Our girls’ category not only includes traditional girls’ toys but also provides a variety of contemporary and engaging play experiences. Girls’ Franchise Brands include LITTLEST PET SHOP, MY LITTLE PONY, NERF REBELLE and PLAY-DOH DOH VINCI while Girls’ Challenger Brands include BABY ALIVE, FURBY and FURREAL FRIENDS. Franchise Brands LITTLEST PET SHOP and MY LITTLE PONY are each supported by animated television programming developed by Hasbro Studios and in 2017, MY LITTLE PONY will also be supported by a motion picture expected to be released in October by Allspark Pictures. In addition to Hasbro Franchise and Emerging Brands, we also have licenses to develop certain product lines based on popular television and film brands, including DISNEY’S DESCENDANTS, DISNEY PRINCESS, DISNEY FROZEN and DREAMWORKS’ TROLLS. Our DISNEY PRINCESS and DISNEY FROZEN product lines were introduced at retail in January 2016. Lastly, Hasbro continues to grow and promote existing brands by leveraging their strengths across other toy categories. Our NERF REBELLE and PLAY-DOH DOH VINCI product lines reflect this strategy.

Preschool Our preschool category encompasses a range of products for infants and preschoolers in various stages of development. In the preschool category, we are focused on our Franchise Brands and story-led initiatives where we believe we can differentiate our offerings and deliver higher profitability. Franchise Brand offerings in the preschool category include MY LITTLE PONY, TRANSFORMERS and PLAY-DOH, including modeling compound and playsets. Our offerings also include preschool product lines based on those aforementioned licensed entertainment properties, including MARVEL and STAR WARS. In recent years, we have introduced preschool product lines which complement our girls and boys product lines. Generally, these product lines fall within our PLAYSKOOL HEREOS and PLAYSKOOL FRIENDS brands and include MY LITTLE PONY, TRANSFORMERS RESCUE BOTS, MARVEL SUPER HERO ADVENTURES and STAR WARS GALACTIC HEROES. In addition to PLAYSKOOL HEROES and PLAYSKOOL FRIENDS, our PLAYSKOOL brand also includes well-known core products such as MR. POTATO HEAD, SIT ‘N SPIN and GLOWORM, along with a line of infant toys including STEP START WALK’ N RIDE and ELEFUN BUSY BALL POPPER.

Given the evolution of our business, with a focus on brands rather than individual products within a brand, as well as the development of our brands and our partners’ brands across the brand blueprint into products and entertainment that are enjoyed by girls and boys, beginning in 2017 we will report our revenues by brand portfolio: Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands, as those portfolios were described at the beginning of this section. At that time we will cease providing a revenue breakdown by the historical categories, Boys, Games, Girls and Preschool.

Segments

Organizationally, our three principal segments are U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products described above. Our toy and game products are primarily developed by cross-functional teams, including members of our global development and marketing groups, to establish a cohesive brand direction and assist the segments in establishing certain local marketing programs. The costs of these groups are allocated to the principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment and Licensing segment conducts our movie, television and digital gaming entertainment operations, including the operations of Hasbro Studios and Backflip as well as engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for non-competing products. Our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments. Financial information with respect to our segments and geographic areas is included in note 20 to our consolidated financial statements, which are included in Item 8 of this Form 10-K. The following is a discussion of each segment.

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

In addition to growing brands and leveraging opportunistic toy lines and licenses, we seek to grow our international business by continuing to opportunistically expand into emerging markets in Eastern Europe, Asia and Latin and South America. Emerging markets are an area of high priority for us as we believe they offer greater opportunities for revenue growth than developed markets. Key emerging markets include Russia, Brazil and the People’s Republic of China (“China”) and, during 2016, we opened an office in Argentina while in 2015, we opened offices in South Africa and Thailand. Net revenues from emerging markets represented 14% of our total consolidated net revenues in 2016. In 2016, net revenues from emerging markets increased 9%. 2015 net revenues in emerging markets declined 9%, primarily due to the foreign currency environment, while in 2014 emerging market net revenues grew 20%. The strengthening of the U.S. dollar had a negative impact on the International segment during 2016, although not as impactful as that seen in 2015. The negative impact from foreign currency translation on International segment net revenues for 2016, 2015 and 2014 was $58.4 million, $379.4 million and $87.7 million, respectively. Financial information with respect to foreign currency risk management is included in note 16 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

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

Our digital gaming business seeks to promote our brands largely through the out-licensing of our intellectual properties to a number of partners who develop and offer digital games for play on mobile devices, personal computers, and video game consoles based on those brands. Through Backflip, our mobile game developer, we seek to complement the aforementioned out-licensing with the development of internal digital gaming resources. Backflip’s product offerings include games for tablets and mobile devices, including DRAGONVALE and DRAGONVALE WORLD games. Through Backflip, we intend to continue focusing on our existing game titles, and to launch new games, including further offerings based on Hasbro brands. For example, in 2016, Backflip released TRANSFORMERS: EARTH WARS. To further extend our brands into digital media and gaming, the Company also out-licenses its properties to a number of partners who develop and offer digital games and other gaming experiences based on those brands. The Company has digital gaming relationships with Electronic Arts Inc., Activision, Ubisoft, Scopely and others. Lastly, we also license our brands to third parties engaged in other forms of gaming, including Scientific Games Corporation.

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

Global Operations Our Global Operations segment sources production of our toy and game products. Through August 2015, the Company owned and operated manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland which predominantly produced game products. These facilities were sold to Cartamundi NV (“Cartamundi”) on August 31, 2015. Cartamundi continues to manufacture significant quantities of game products for us in their two facilities under a multi-year manufacturing agreement. Sourcing for our other production is done through unrelated third party manufacturers in various Far East countries, principally China, using a Hong Kong based wholly-owned subsidiary operation for quality control and order coordination purposes. See “Manufacturing and Importing” below for more details concerning overseas manufacturing and sourcing.

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

Each of our four product categories, namely boys, games, girls and preschool, generate greater than 10% of our net revenues. For more information, including the amount of net revenues attributable to each of our four product categories, see note 20 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

Working Capital Requirements

Our working capital needs are financed through cash generated from operations, primarily through the sale of toys and games and secondarily through our consumer products licensing and entertainment operations, and, when necessary, proceeds from short-term borrowings.

Our customer order patterns may vary from year to year largely due to fluctuations in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As such, a disproportionate volume of our net revenues are earned during the third and fourth quarters leading up to the retail industry’s holiday selling season, including Christmas. As a result, comparisons of unshipped orders on any date with those at the same date in the prior year are not necessarily indicative of our sales for that year. Moreover, quick response, or just-in-time, inventory management practices result in a significant proportion of orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. We expect that retailers will continue to follow this strategy. As such, our business generally earns more revenue in the second half of the year compared to the first half. In 2016, the second half of the year accounted for approximately 66% of full year revenues with the third and fourth quarters each accounting for 33% of full year net revenues. The types of programs that we plan to employ to promote sales in 2017 are substantially the same as those we employed in 2016 and in prior years.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2016, we utilized cash from our operations, borrowings under our commercial paper program and uncommitted lines of credit to meet our cash flow requirements.

Product Development and Royalties

Our success is dependent on continuous innovation in our play and entertainment offerings and requires continued development of new brands and products alongside the redesign of existing products to drive consumer interest and market acceptance. Our toy and game products are developed by a global development function, the costs of which are allocated to the selling entities which comprise our principal operating segments. In 2016, 2015 and 2014, we incurred expenses of $266.4 million, $242.9 million, and $222.6 million, respectively, on activities related to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

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

We also produce a number of toys and games under trademarks and copyrights utilizing the names or likenesses of characters from movies, television shows and other entertainment media, for whose rights we compete with other toy and game manufacturers. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters are generally exclusive for specific products or product lines in specified territories. In many instances, advance royalties and minimum guarantees are required by these license agreements. In 2016, 2015 and 2014, we incurred $409.5 million, $379.2 million, and $305.3 million, respectively, of royalty expense. Our royalty expense in any given year may also vary depending upon the timing of movie releases and other entertainment media.

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

Our products are sold globally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, drug stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-tailers.” Our own sales forces account for the majority of sales of our products with remaining sales generated by independent distributors who, for the most part, sell our products in areas of the world where we do not otherwise maintain a direct presence. Notwithstanding our thousands of customers, the majority of our sales are to large chain stores, distributors and wholesalers. Customer concentration provides us with certain benefits, such as potentially more efficient product distribution practices and other reductions in costs of sales and distribution; however, customer concentration can also create additional risks for our business. These risks can create potential detriments to our business resulting from the financial difficulties of our major customers which could lead to reductions in sales or unfavorable changes in our business relationships with one, or more, of our major customers. Customer concentration may also decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2016, net revenues from our top five customers accounted for approximately 41% of our consolidated global net revenues, including our three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation who represented 18%, 9% and 9%, respectively, of consolidated global net revenues. In the U.S. and Canada segment, approximately 62% of our net revenues were derived from these top three customers.

We advertise many of our toy and game products extensively on television and through digital marketing and advertising of our brands. Products are strategically cross-promoted by spotlighting specific products alongside related offerings in a manner that promotes the sale of not only the selected item, but also those complementary products. In addition to those advertising initiatives, Hasbro Studios produces entertainment based primarily on our brands which appears on Discovery Family Channel and other major networks globally as well as on various other digital platforms, such as Netflix and iTunes. We also introduce many of our new products to major customers within one to two years leading up to their year of retail introduction. We generally showcase certain new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows, including in Hong Kong and Nuremburg, Germany. In 2016, 2015 and 2014, we incurred $468.9 million, $409.4 million, and $420.3 million, respectively, in expense related to advertising and promotional programs.

Manufacturing and Importing

During 2016 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in two previously owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland. These facilities were owned by the Company through August 2015, at which point they were sold to Cartamundi, who continues to manufacture significant quantities of game products for us under a multi-year manufacturing agreement.

We believe that the manufacturing capacity of our third party manufacturers, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2017 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured and production shifted to those new sources. The imposition of trade sanctions, tariffs, border adjustment taxes or other measures by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, China, or other countries where we manufacture products, or other factors which increase the cost of manufacturing in China, or other countries where we manufacture products, such as higher labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured and imported into other markets.

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

The manufacturing processes of our vendors include injection molding, blow molding, spray painting, printing, box making and assembly. The countries of the Far East, particularly China, constitute the largest manufacturing center of toys in the world and the majority of our toy products are manufactured in China. The 1996 implementation of the General Agreement on Tariffs and Trade reduced or eliminated customs duties on many of the products imported by us.

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

In addition to contending with competition from other toy and game and play entertainment companies, we contend with the phenomenon that children are increasingly sophisticated and have been moving away from traditional toys and games at a younger age. The variety of product and entertainment offerings available for children has expanded and product life cycles have shortened as children move on to more sophisticated offerings at younger ages. This has been referred to as “children getting older younger” but may also be referred to as developmental compression. As a result, our products not only compete with those offerings produced by other toy and game manufacturers and companies offering branded family play and entertainment, we also compete, particularly in meeting the demands of older children, with entertainment offerings of many technology companies, such as makers of tablets, mobile devices, video games and other consumer electronic products.

The volatility in consumer preferences with respect to family entertainment and low barriers to entry as well as the emergence of new technologies continually creates new opportunities for existing competitors and start-ups to develop products that compete with our entertainment and toy and game offerings.

Employees

At December 25, 2016, we employed approximately 5,400 persons worldwide, approximately 2,600 of whom were located in the United States.

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

Financial Information about Segments and Geographic Areas

The information required by this item is included in note 20 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report and is incorporated herein by reference.

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

Name	Age	Position and Office Held	Period Serving in Current Position
Brian D. Goldner(1)	53	Chairman of the Board and Chief Executive Officer	Since 2017
Deborah M. Thomas(2)	53	Executive Vice President and Chief Financial Officer	Since 2013
Duncan J. Billing(3)	58	Executive Vice President, Chief Strategy Officer	Since 2017
Barbara Finigan(4)	55	Executive Vice President, Chief Legal Officer and Secretary	Since 2014
John A. Frascotti(5)	56	President, Hasbro, Inc.	Since 2017
Wiebe Tinga(6)	56	Executive Vice President and Chief Commercial Officer	Since 2013
Martin R. Trueb	64	Senior Vice President and Treasurer	Since 1997

(1) Prior thereto, Chairman of the Board, President, and Chief Executive Officer from 2015 to 2017; prior thereto, President and Chief Executive Officer from 2008 to 2015.
(2) Prior thereto, Senior Vice President and Chief Financial Officer from 2009 to 2013.

(3) Prior thereto, Executive Vice President, Chief Global Operations and Business Development Officer from 2014 to 2017; prior thereto, Executive Vice President and Chief Development Officer from 2013 to 2014; prior thereto, Senior Vice President and Global Chief Development Officer from 2008 to 2013.

(4) Prior thereto, Senior Vice President, Chief Legal Officer and Secretary from 2010 to 2014.

(5) Prior thereto, President Hasbro Brands from 2014 to 2017; prior thereto, Executive Vice President and Chief Marketing Officer from 2013 to 2014; prior thereto, Senior Vice President and Global Chief Marketing Officer from 2008 to 2013.

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

Forward-Looking Information and Risk Factors That May Affect Future Results

From time to time, including in this Annual Report on Form 10-K and in our annual report to shareholders, we make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to such matters as our business and marketing strategies, anticipated financial performance or business prospects in future periods, including with respect to our planned cost savings initiatives, expected technological and product developments, the expected content of and timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers, the content and timing of planned entertainment releases including motion pictures, television and digital content; and marketing and promotional efforts, research and development activities, liquidity, and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,”

“looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

Our strategy involves focusing on franchise and key partner brands, and successfully developing those brands across the brand blueprint in a wide array of innovative toys and games, consumer products, storytelling and digital experiences. If we are not successful in developing and expanding these critical brands our business will suffer.

We have made a strategic decision to focus on fewer, larger global brands as we build our business. We are moving away from SKU making behaviors, which involve building a large number of products across many brands, towards global brand building with an emphasis on developing our franchise and key partner brands, which we view as having the largest global potential. As we concentrate our efforts on a more select group of brands we can gain additional leverage and enhance the consumer experience. But this focus also means that our future success depends disproportionately on our ability to successfully develop this select group of brands across our brand blueprint and to maintain and extend the reach and relevance of these brands to global consumers in a wide array of markets. This strategy has required us to build and develop competencies in new areas, including storytelling, digital content and consumer products. Developing and growing these competencies has required significant effort, time and money.

In 2016 revenues from our seven franchise brands, LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, NERF, MY LITTLE PONY, PLAY-DOH and TRANSFORMERS, totaled 46% of our aggregate net revenues. Revenues from our key partner brands, including DISNEY PRINCESS and DISNEY FROZEN, MARVEL, STAR WARS, DREAMWORKS’ TROLLS and YO-KAI WATCH, constituted 28% of our aggregate net revenues in 2016. Together our franchise and partner brands account for the substantial majority of our revenues. If we are unable to successfully maintain and develop our franchise and key partner brands in the future, and grow sales of products based on those brands, our revenues and profits will decline and our business performance will suffer. In addition to continuing to grow and develop our existing franchise brands, successfully executing our brand strategy requires us to successfully develop other brands, such as current emerging brands, and elevate them to franchise brand status over time. There is no guarantee that we will be able to do this.

Consumer interests change rapidly, making it difficult to design and develop products which will be popular with children and families, or to maintain the popularity of successful products.

The interests of children and families evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate the types of entertainment content, products and play patterns which will capture children’s and families’ interests and imagination and quickly develop and introduce innovative products which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever increasing utilization of technology and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of entertainment and consumer properties and products which compete for children’s and families’ interest and acceptance, create an environment in which some products can fail to achieve consumer acceptance, and other products can be popular during a certain period of time but then be rapidly replaced. As a result, individual children’s and family entertainment products and properties often have short consumer life cycles. If we devote time and resources to developing and marketing entertainment and products that consumers do not find interesting enough to buy in sufficient quantities to be profitable to us, our revenues and profits may decline and our business performance may be damaged. Similarly, if our product offerings and entertainment fail to correctly anticipate consumer interests our revenues and earnings will be reduced.

Additionally, our business is increasingly global and depends on interest in and acceptance of our children’s and family entertainment products and properties by consumers in diverse markets around the world with different tastes and preferences. As such, our success depends on our ability to successfully predict and adapt to changing consumer tastes and preferences in multiple markets and geographies and to design product and entertainment offerings that can achieve popularity globally over a broad and diverse consumer audience. There is no guarantee that we will be able to successfully develop and market products with global appeal.

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

Storytelling across media is an increasingly important factor for driving brand awareness and successfully building brands.

Entertainment media, in forms such as television, motion pictures, digital content and other media, have become increasingly important platforms for consumers to experience our brands and our partners’ brands and the success, or lack of success, of such media efforts can significantly impact the demand for our products and our financial performance. We spend considerable resources in designing and developing products in conjunction with planned media releases, both by our partners and our own media releases. Not only our efforts, but the efforts of third parties, such as motion picture studios with whom we work, heavily impact the timing of media development, release dates and the ultimate consumer interest in and success of these media efforts.

For 2017 we are developing and marketing product lines tied to the scheduled motion picture releases by our key partners of DISNEY’S BEAUTY AND THE BEAST, MARVEL’S GUARDIANS OF THE GALAXY VOL. 2, SPIDERMAN: HOMECOMING, THOR:RAGNOROK and STAR WARS: THE LAST JEDI. Those motion pictures are all being developed and released by our partners and our partners control the content and schedule for such motion pictures. Other key partner product lines we are offering, such as YO-KAI WATCH, depend on television support by our partners for their successes. Similarly, we are developing and marketing products for entertainment we play a more active role in developing or develop ourselves, such as TRANSFORMERS and MY LITTLE PONY. If those motion pictures, television shows, or any other key entertainment content for which we develop and market products are not as successful as we and our partners anticipate, the number of products we sell may decrease and harm our business.

The ultimate timing and success of such projects is critically dependent on the efforts and schedules of our licensors, and studio and media partners. We do not fully control when or if any particular motion picture projects will be greenlit, developed or released, and our licensors or media partners may change their plans with respect to projects and release dates or cancel development all together. This can make it difficult for us to get feature films developed, plan future entertainment slates and to successfully develop and market products in conjunction with future motion picture and other media releases, given the lengthy lead times involved in product development and successful marketing efforts, and the fact that our third party partners may decide not to develop such entertainment.

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

Motion pictures, television, digital content or other media for which we develop products may not be as popular with consumers as we anticipated. While it is difficult to anticipate what products may be sought after by consumers, it can be even more difficult to properly predict the popularity of media efforts and properties given the broad array of competing offerings. If our and our partners’ media efforts fail to garner sufficient consumer interest and acceptance, our revenues and the financial return from such efforts will be harmed.

Discovery Family Channel, our cable television joint venture with Discovery Communications, Inc. in the United States, competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees. There is no guarantee that Discovery Family Channel will be successful. Similarly, Hasbro Studios’ programming distributed internationally and Backflip Studio’s digital products compete with content from many other parties. Lack of consumer interest in and acceptance of content developed by Hasbro Studios and Backflip Studios, or other content appearing on Discovery Family Channel, and products related to that content, could significantly harm our business. Similarly, our business could be harmed by greater than expected costs, or unexpected delays or difficulties, associated with our investment in Discovery Family Channel, such as difficulties in increasing subscribers to the network or in building advertising revenues for Discovery Family Channel. During 2016 we spent $48.7 million for television programming and film projects being developed by Hasbro Studios and we anticipate that we will continue spending at comparable levels in 2017 and future years.

At December 25, 2016, $242.4 million, or 4.8%, of our total assets, represented our investment in the Discovery Family Channel. If the Discovery Family Channel is not successful our investments may become impaired, which could result in a write-down through net earnings.

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

In developing products, product lines and new brands, we have anticipated dates for the associated product and brand introductions. When we state that we will introduce, or anticipate introducing, a particular product, product line or brand at a certain time in the future, those expectations are based on completing the associated development, implementation, and marketing work in accordance with our currently anticipated development schedule. There is no guarantee that we will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ compressed shipping schedules and the seasonality of our business. The risk is also exacerbated by the increasing sophistication of many of the products we are designing, and brands we are developing in terms of combining digital and analog technologies, utilizing digital media to a greater degree, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.

Changes in foreign currency exchange rates can significantly impact our reported financial performance.

Our global operations mean we produce and buy products, and sell products, in many different markets with many different currencies. As a result, if the exchange rate between the United States dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. As an example, if the dollar appreciates 10% relative to a local currency for an international market in which we had $200 million of net revenues, the dollar value of those sales, as they are translated into U.S. dollars, would decrease by $20 million in our consolidated financial results. As such, we would recognize a $20 million decrease in our net revenues, even if the actual level of sales in the foreign market had not changed. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. Late in 2014 and throughout 2015, certain key currencies, such as the Euro, British pound sterling, Russian ruble, and Brazilian real depreciated significantly compared to the U.S. dollar. Also in 2016, certain of these key currencies depreciated against the U.S. dollar. This depreciation had a significant negative impact on our revenues and earnings. Depreciation in key currencies during 2017 and beyond may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.

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

We expect an increasing portion of our net revenues to come from emerging markets in the future, including Eastern Europe, Latin America and Asia. In 2016 revenues in emerging markets constituted approximately 14% of our net revenues, up from only 6% of our net revenues in 2010. Over time, we expect our emerging market net revenues to continue to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved international markets. Operating in an increasing number of markets, each with its own unique consumer preferences and business climates, presents additional challenges that we must meet. In addition to the need to successfully anticipate and serve different global consumer preferences and interests, sales and operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to other risks associated with international operations, including:

•

Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies and the evolution of laws and regulations that impact our product offerings and related enforcement;

•	Potential challenges to our transfer pricing determinations and other aspects of our cross border transactions;

•	Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the United States;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; and

•	The imposition of tariffs, border adjustment taxes, quotas, or other protectionist measures.

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

We currently have in-licenses to several successful entertainment properties, including MARVEL and STAR WARS, as well as DISNEY PRINCESS and DISNEY FROZEN. These licenses typically have multi-year terms and provide us with the right to market and sell designated classes of products. In recent years our sales of products under the MARVEL and STAR WARS licenses have been highly significant to our business. In 2016 we began sales of products based on DISNEY PRINCESS and DISNEY FROZEN, which contributed significantly to our performance. If we fail to meet our contractual commitments and/or any of these licenses were to terminate and not be renewed, or the popularity of any of these licensed properties was to significantly decline, our business would be damaged and we would need to successfully develop and market other products to replace the products previously offered under license.

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

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 25, 2016, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, accounted for approximately 18%, 9% and 9%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Toys “R” Us and Target, in the aggregate accounted for approximately 41% of our consolidated net revenues. In the U.S. and Canada segment, approximately 62% of the net revenues of the segment were derived from our top three customers. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition. Customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products, and reduce the number and variety of our products that it carries and the shelf space allotted for our products. In addition, increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, the bankruptcy or other lack of success of one or more of our significant retail customers could negatively impact our revenues and profitability.

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

Costs associated with designing, developing and producing technologically advanced or sophisticated products tend to be higher than for many of our other more traditional products, such as board games and action figures. The ability to sell enough of these advanced products, at prices high enough to recoup our costs and make a profit, is constrained by heavy competition in consumer electronics and entertainment products, and can be further constrained by difficult economic conditions. As a result, we can face increased risk of not achieving sales sufficient to recover our costs and we may lose money on the development and sale of these products. Additionally, designing, developing and producing technologically advanced or sophisticated products requires different competencies and follows different timelines than traditional toys and games. Delays in the design, development or production of these products incorporated into or associated with traditional toys and games could have a significant impact on our ability to successfully offer such products. In addition, the pace of change in product offerings and consumer tastes in the electronics and digital gaming areas is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter than traditional toys and games.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 25, 2016, our net revenues from the International segment comprised approximately 44% of our total consolidated net revenues. We expect net revenues from our International segment to continue accounting for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as we discuss below, we utilize third-party manufacturers located in the Far East to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

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

•

The imposition of tariffs, quotas, border adjustment taxes (such as is currently being discussed in the United States) or other protectionist measures by any major country or market in which we operate, which could make it significantly more expensive and difficult to import products into that country or market, raise the cost of such products, decrease our sales of such products and/or decrease our profitability.

On June 23rd 2016, the United Kingdom (“UK”) voted in a referendum to leave the European Union (“EU”), commonly referred to as Brexit. The UK government has stated it will begin the formal two-year period to negotiate the terms of the UK’s exit and future relationship with the EU by April 2017. The terms of this future relationship are uncertain but the UK government has confirmed its intention to remove the UK from the EU single market and implement additional controls on the movement of people from within the EU. The Brexit vote resulted in a weakening of the British pound sterling against the US dollar and increased volatility in the foreign currency markets, notably the Euro. These fluctuations have adversely affected our final results for 2016, although the impact has been partially mitigated by our hedging strategy. Our revenues in Europe are predominately denominated in local currency. Hasbro will continue to closely monitor the Brexit negotiations and the foreign currency markets, but changes in foreign exchange rates and other potential regulations and increased costs associated with Brexit may harm our sales and the profitability of our business in the UK and the EU.

Because of the importance of international sales, sourcing and manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our increasing global business.

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

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by third parties and licensed to us. The success of entertainment properties for which we have a license, such as MARVEL, STAR WARS, SESAME STREET, DISNEY PRINCESS, DISNEY FROZEN, DREAMWORKS’ TROLLS, YO-KAI WATCH or BEYBLADE related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 25, 2016, we had $102.8 million of prepaid royalties, $34.1 million of which are included in prepaid expenses and other current assets and $68.7 million of which are included in other assets. Under the terms of existing contracts as of December 25, 2016, we may be required to pay additional future minimum guaranteed royalties and other licensing fees totaling approximately $355.7 million. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment-based properties we have no guaranty that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.

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

Further, the imposition of tariffs, quotas, border adjustment taxes (such as is currently being discussed in the United States), trade sanctions or other protectionist regulations or economic penalties by the United States or the European Union against products imported by us from China or other foreign countries, or the loss of “normal trade relations” status with China or other foreign countries in which we operate, could significantly increase our cost of products imported into the United States or Europe, decrease our sales of such products, and/or decrease our profitability, and harm our business. Additionally, the suspension of the operations of a third-party manufacturer by government inspectors in China or another market in which we source products could result in delays to us in obtaining product and may harm sales.

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

Our officers and employees are at the heart of all of our efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and other employees around the world. There is no guarantee that we will be able to recruit, hire or retain the senior management, officers and other employees we need to succeed. Additionally, we have experienced significant changes in our workforce from our restructuring efforts and the recruitment and hiring of new skill sets required for our changing global business. We have added hundreds of employees in our global markets, in licensing and in entertainment and storytelling capabilities, while reducing our workforce in other areas over the last several years. These changes in employee composition, both in terms of global distribution and in skill sets, have required changes in our business. Our loss of key management or other employees, or our inability to hire talented people with the skill sets we need for our changing business, could significantly harm our business.

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

Much of our intellectual property has been internally developed and has no carrying value on our consolidated balance sheets. However, as of December 25, 2016, we had $245.9 million of acquired product and licensing rights included in other assets on our consolidated balance sheet. Declines in the profitability of the acquired brands or licensed products or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

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

As of December 25, 2016, we had $1,559.9 million of total principal amount of long-term debt outstanding, including the current portion. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

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

Acquisitions and investments have been a component of our growth and the development of our business, and that is likely to continue in the future. Acquisitions can broaden and diversify our brand holdings and product offerings, and allow us to build additional capabilities and competencies around our brand blueprint including in storytelling and digital media. In reviewing potential acquisitions or investments, we target companies that we believe offer attractive family entertainment products or offerings, the ability for us to leverage our family play and entertainment offerings, opportunities to drive our strategic brand blueprint and associated competencies, or other synergies. In the case of our joint venture with Discovery, we looked to partner with a company that has shown the ability to establish and operate compelling entertainment channels. Additionally, through our acquisition of Backflip Studios, we looked to strengthen our mobile gaming expertise. However, we cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or to grow our business.

In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. There is no guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

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

We are subject to income taxes in the United States and in various international tax jurisdictions. We also conduct business activities between our operating units in various jurisdictions and we are subject to transfer pricing rules in the countries in which we operate. There is some degree of uncertainty and subjectivity in complying with transfer pricing rules. Our effective tax rate could be impacted by changes in, or the interpretation of, tax laws or by changes in the amount of revenue and earnings we derive, or are determined to derive by tax authorities, from jurisdictions with differing tax rates. Unanticipated changes in our tax rate could impact our results of operations. In addition, we may be subject to tax examinations by federal, state, and international jurisdictions, and these examinations can result in significant tax findings if the tax authorities interpret the application of laws and rules differently than we do or disagree with the intercompany rates we are applying. We assess the likelihood of outcomes resulting from tax uncertainties. At December 25, 2016 we have a liability for uncertain tax benefits of $84.4 million. While we believe our estimates are reasonable, the ultimate outcome of these uncertain tax benefits, or results of possible current or future tax examinations, may differ from our estimates and may have a significant adverse impact on our business and operating results.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be periodically evaluated for impairment. At December 25, 2016, $570.6 million, or 11.2%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. During the fourth quarter of 2016, in conjunction with the Company’s annual review for impairment, the Company recognized an impairment charge of $32.9, million or $0.12 per diluted share, related to our Backflip reporting unit, reducing goodwill to $86.3 million. In the future, should Backflip not achieve its profitability and growth targets, including anticipated game releases in 2017 and beyond, the carrying value may become further impaired, resulting in additional impairment charges.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by corporate functions as well as the Global Operations and Entertainment and Licensing

segments. The Company also owns an adjacent building consisting of approximately 23,000 square feet and leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet, both of which are used by corporate functions. The Company leases a facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by the U.S. and Canada segment, as well as the Entertainment and Licensing and Global Operations segments. In addition to the above facilities, the Company also leases office space consisting of approximately 111,300 square feet in Renton, Washington as well as warehouse space aggregating approximately 2,238,000 square feet in Georgia, California, Texas and Quebec that are also used by the U.S. and Canada segment. The Company leases approximately 78,100 square feet in Burbank, California and 24,000 square feet in Boulder, Colorado that are used by the Entertainment and Licensing segment. The Global Operations segment also leases an aggregate of 102,000 square feet of office and warehouse space in Hong Kong as well as 82,000 square feet of office space leased in the People’s Republic of China.

Outside of its United States and Canada facilities, the Company leases or owns property in over 30 countries. The primary locations for facilities in the International segment are in Australia, Brazil, France, Germany, Hong Kong, Mexico, Russia, Spain, the People’s Republic of China, and the United Kingdom, all of which are comprised of both office and warehouse space. In addition, the Company also leases offices in Switzerland and the Netherlands which are primarily used in corporate functions.

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

	Sales Prices		Cash Dividends Declared
Period	High	Low
2016
1st Quarter	$79.40	65.52	$0.51
2nd Quarter	88.53	77.42	0.51
3rd Quarter	87.00	76.80	0.51
4th Quarter	87.96	76.14	0.51
2015
1st Quarter	$63.47	51.42	$0.46
2nd Quarter	78.91	61.13	0.46
3rd Quarter	84.42	60.38	0.46
4th Quarter	79.93	64.91	0.46

The approximate number of holders of record of the Company’s Common Stock as of February 6, 2017 was 8,340.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 2016 9/26/16 — 10/23/16	240,000	$79.97	240,000	$353,928,394
November 2016 10/24/16 — 11/27/16	174,000	$83.85	174,000	$339,338,038
December 2016 11/28/16 — 12/25/16	136,000	$83.44	136,000	$327,989,810
Total	550,000	$82.06	550,000	$327,989,810

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

Item 6.	Selected Financial Data.

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Net revenues	$5,019,822	4,447,509	4,277,207	4,082,157	4,088,983
Operating Profit	$788,048	691,933	635,375	467,093	551,785
Net earnings	$533,151	446,872	413,310	283,928	335,999
Net loss attributable to noncontrolling interests	$(18,229)	(4,966)	(2,620)	(2,270)	—
Net earnings attributable to Hasbro, Inc.	$551,380	451,838	415,930	286,198	335,999
Per Common Share Data:
Net Earnings Attributable to Hasbro, Inc.
Basic	$4.40	3.61	3.24	2.20	2.58
Diluted	$4.34	3.57	3.20	2.17	2.55
Cash dividends declared	$2.04	1.84	1.72	1.60	1.44
Consolidated Balance Sheets Data:
Total assets	$5,091,366	4,720,717	4,518,100	4,393,221	4,315,134
Total long-term debt(1)	$1,559,895	1,559,895	1,559,895	1,388,285	1,396,421
Ratio of Earnings to Fixed Charges(2)	6.86	6.52	6.05	3.94	5.31
Weighted Average Number of Common Shares:
Basic	124,927	125,006	128,411	130,186	130,067
Diluted	126,699	126,688	129,886	131,788	131,926

(1)	Represents principal balance of long-term debt and related fair value adjustments. Excludes related deferred debt expenses.
(2)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before income taxes, less the Company’s share of earnings (losses) from equity investees plus fixed charges.

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

The following discussion includes the Company’s International segment and certain regional net revenues excluding the impact of changes in exchange rates. The impact of changes in exchange rates is calculated by translating the 2016 local currency revenues at 2015 actual rates and comparing this amount to the 2016 reported revenues. Management believes that the presentation of revenues excluding the impact of changes in exchange rates is helpful to an investor’s understanding of the performance of the underlying business absent currency fluctuations which are beyond the Company’s control. These measures should be considered in addition to, not as a substitute for, or superior to, revenues reported in accordance with GAAP as more fully discussed in the Company’s financial statements and filings with the Securities and Exchange Commission.

EXECUTIVE SUMMARY

Hasbro, Inc. (“Hasbro” or the “Company”) is a global branded play and entertainment company dedicated to Creating the World’s Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including Franchise Brands LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as Partner Brands. From toys and games, to television, motion pictures, digital gaming and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company’s wholly-owned Hasbro Studios creates entertainment brand-driven storytelling across mediums, including television, film and more.

Each of these principles is executed globally in alignment with Hasbro’s strategic plan, its brand blueprint. At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories and distribution of television programming based on the Company’s properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and lifestyle products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands including, but not limited to, DISNEY PRINCESS and DISNEY FROZEN, DISNEY’S DESCENDANTS, MARVEL, SESAME STREET, STAR WARS, DREAMWORKS’ TROLLS and YO-KAI WATCH. MARVEL, STAR WARS, DISNEY PRINCESS, DISNEY FROZEN and DISNEY’S DESCENDANTS are owned by The Walt Disney Company.

The Company’s business is separated into three principal business segments: U.S. and Canada, International, and Entertainment and Licensing. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company’s European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company’s Entertainment and Licensing segment includes the Company’s consumer products licensing, digital licensing and gaming, and movie and television entertainment operations. In addition to these three primary segments, the Company’s product sourcing operations are managed through its Global Operations segment.

2016 highlights

•

Net revenues grew 13% to $5,019.8 million in 2016 from $4,447.5 million in 2015. Absent unfavorable foreign currency translation of approximately $61.0 million, 2016 net revenues grew 14% compared to 2015.

•

2016 net revenues grew in all major operating segments: 15% in the U.S. and Canada segment; 11% in the International segment, including an unfavorable foreign currency translation impact of $58.4 million; and 8% in the Entertainment and Licensing segment.

•	Games category revenues increased 9%; revenues also grew in both the Girls and Boys categories; Franchise Brand revenues grew 2% and Partner Brand revenues increased 28%.

•	2016 operating profit improved 14% in 2016 compared to 2015 while net earnings attributable to Hasbro, Inc. increased 22% to $551.4 million compared to $451.8 million in 2015.

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

The Company is committed to returning excess cash to its shareholders through dividends and share repurchases. The Company seeks to return cash to its shareholders through the payment of quarterly dividends. Hasbro increased the quarterly dividend rate from $0.51 per share in 2016 to $0.57 per share in 2017 which will be effective for the dividend payable in May 2017. This was the thirteenth dividend increase in the previous 14 years. During that period, the Company has increased the quarterly cash dividend from $0.03 to $0.57 per share. In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2015, the Company’s Board of Directors adopted eight successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,825.0 million. The eighth authorization was approved in February 2015 for $500 million. During 2016, Hasbro repurchased approximately 1.9 million shares at a total cost of $151.3 million and an average price of $79.86 per share. Since 2005, Hasbro has repurchased 103.7 million shares at a total cost of $3,497.0 million and an average price of $33.73 per share. At December 25, 2016, Hasbro had $328.0 million remaining available under these authorizations.

Summary

The following table provides a summary of the Company’s condensed consolidated results as a percentage of net revenues for 2016, 2015 and 2014.

	2016	2015	2014
Net Revenues	100.0%	100.0%	100.0%
Operating profit	15.7	15.6	14.9
Earnings before income taxes	13.8	13.6	12.6
Net earnings	10.6	10.0	9.7
Net earnings attributable to Hasbro, Inc.	11.0%	10.2%	9.7%

Results of Operations — Consolidated

The fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 were each fifty-two week periods.

Net earnings, including the impact of noncontrolling interests in Backflip Studios, LLC (“Backflip”), for fiscal years 2016, 2015 and 2014 were $533.2 million, $446.9 million and $413.3 million, respectively.

Through 2016, the Company owned a 70% majority interest in Backflip. The Company is consolidating the financial results of Backflip in its consolidated financial statements and, accordingly, reported revenues, costs and expenses, assets and liabilities, and cash flows include 100% of Backflip, with the 30% noncontrolling interests share reported as net loss attributable to noncontrolling interests in the consolidated statements of operations and redeemable noncontrolling interests on the consolidated balance sheets. The results of Backflip are reported in the Entertainment and Licensing segment. In January 2017 the Company acquired the remaining 30% of Backflip and Backflip is now a wholly-owned subsidiary.

Net earnings and earnings per share attributable to Hasbro, Inc. were $551.4 million, or $4.34 per diluted share, in 2016, $451.8 million, or $3.57 per diluted share, in 2015 and $415.9 million, or $3.20 per diluted share, in 2014.

Net earnings and diluted earnings per share attributable to Hasbro, Inc. for each fiscal year in the three years ended December 25, 2016 include certain charges and benefits as described below.

2016

•	A non-cash charge of $32.9 million, or $0.12 per diluted share, from the impairment of goodwill related to the Company’s investment in Backflip, on a pre-tax basis before noncontrolling interest.

2015

•	Benefit, net of tax, of $6.9 million, or $0.05 per diluted share, related to a gain on the sale of the Company’s manufacturing operations in East Longmeadow, MA and Waterford, Ireland.

2014

•	Benefit, net of tax, of $23.9 million, or $0.18 per diluted share, related to a gain on the sale of intellectual property license rights.

•	Net benefit of $6.6 million, or $0.05 per diluted share, related to the settlement of certain tax examinations.

•	Charge, net of tax, of $18.1 million, or $0.14 per diluted share, related to the restructuring of the Company’s equity investment in its joint television network with Discovery.

•	Charge, net of tax, of $5.2 million, or $0.04 per diluted share, related to other restructuring activities.

Consolidated net revenues for the year ended December 25, 2016 grew 13% to $5,019.8 million from $4,447.5 million for the year ended December 27, 2015 and were impacted by unfavorable foreign currency translation of approximately $61.0 million as a result of the stronger U.S. dollar in 2016 compared to 2015. The impact of changes in exchange rates is calculated by translating the 2016 local currency revenues at 2015 actual rates and comparing this amount to the 2016 reported revenues. Absent the impact of foreign currency translation, consolidated net revenues grew 14% in 2016 compared to 2015. In 2016, net revenues from Franchise Brands grew 2% compared to 2015 and comprised 46% of consolidated net revenues. Growth in Franchise Brands NERF, PLAY-DOH and MAGIC: THE GATHERING was partially offset by declines in Franchise Brands LITTLEST PET SHOP, MY LITTLE PONY, MONOPOLY and TRANSFORMERS.

Consolidated net revenues for 2015 grew 4% to $4,447.5 million for the year ended December 27, 2015 from $4,277.2 million for the year ended December 28, 2014 and were impacted by unfavorable foreign currency translation of $394.5 million. Absent the impact of foreign currency translation, 2015 net revenues grew 13% compared to 2014. In 2015, net revenues from Franchise Brands declined 2% compared to 2014 and comprised 52% of consolidated net revenues. Growth in Franchise Brands NERF, MONOPOLY, PLAY-DOH and MAGIC: THE GATHERING was more than offset by declines in Franchise Brands LITTLEST PET SHOP, MY LITTLE PONY and TRANSFORMERS. Absent the impact of foreign exchange, net revenues from Franchise Brands grew 7% reflecting growth in MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF and PLAY-DOH.

The following chart presents net revenues by product category for each year in the three years ended December 25, 2016.

2016 versus 2015

Net revenue growth in the boys, games and girls categories in 2016 compared to 2015 more than offset lower net revenues from the preschool category.

Boys The boys’ category grew 4% in 2016 compared to 2015. Higher net revenues from Franchise Brand NERF and the introduction of Partner Brand YO-KAI WATCH were partially offset by lower net revenues from Partner Brands JURASSIC WORLD and MARVEL and Franchise Brand TRANSFORMERS products.

Within the boys’ category, there are a number of entertainment-based brands which, from year to year, may be supported by major theatrical releases. As such, boys’ category net revenues by brand fluctuate from year-to-year depending on movie popularity, release dates and related product line offerings and success. In 2016, two Partner Brands in the boys’ category were supported by major theatrical releases – STAR WARS was supported by STAR WARS: THE FORCE AWAKENS released during the fourth quarter of 2015, along with the December 2016 release, ROGUE ONE: A STAR WARS STORY and MARVEL, despite lower overall brand revenues in 2016, was supported by the May 2016 release of CAPTAIN AMERICA: CIVIL WAR. These benefits were partially offset by lower 2016 net revenues from Partner Brand JURASSIC WORLD, which was supported in 2015 with the June theatrical release of JURASSIC WORLD. Subsequent to June 2017, the Company will no longer have the rights to sell toy products under the JURASSIC WORLD brand.

Games The games category grew 9% in 2016 compared to 2015. Higher net revenues resulted from Franchise Brand MAGIC: THE GATHERING products as well as from other games brands, including, but not limited to, PIE FACE, DUEL MASTERS, SIMON, BOP-IT, YAHTZEE, TRIVIAL PURSUIT, DUNGEONS & DRAGONS, and CLUE products as well as the successful 2016 launch of the SPEAK-OUT game. These higher net revenues were partially offset by lower net revenues from Franchise Brand MONOPOLY products and various other games brands, including, but not limited to, TROUBLE, TWISTER, ELEFUN & FRIENDS, OPERATION and SCRABBLE products.

Girls The girls’ category grew 50% in 2016 compared to 2015. Higher net revenues from Hasbro’s line of DISNEY PRINCESS and DISNEY FROZEN fashion and small dolls which were introduced in 2016, as well as higher net revenues from DREAMWORKS’ TROLLS, BABY ALIVE, EASY BAKE, FURREAL FRIENDS and FURBY products were partially offset by lower net revenues from Franchise Brands NERF, LITTLEST PET SHOP, MY LITTLE PONY and PLAY-DOH products. In 2016, the DREAMWORKS’ TROLLS brand was supported by a theatrical release in November 2016.

PRESCHOOL The preschool category declined 1% in 2016 compared to 2015. Higher net revenues from Franchise Brand PLAY-DOH products were more than offset by lower revenues from the Company’s core PLAYSKOOL products, JURASSIC WORLD, SESAME STREET, TRANSFORMERS, MARVEL, STAR WARS and MY LITTLE PONY products.

2015 versus 2014

Net revenue growth in the boys, games and preschool categories in 2015 compared to 2014 more than offset lower net revenues from the girls’ category.

Boys The boys’ category grew 20% in 2015 compared to 2014. Higher net revenues from Franchise Brand NERF and Partner Brands MARVEL, STAR WARS and JURASSIC WORLD were slightly offset by lower net revenues from Franchise Brand TRANSFORMERS.

In 2015, three Partner Brands were supported by major theatrical releases – MARVEL was supported by the May 2015 release of AVENGERS: AGE OF ULTRON, JURASSIC WORLD was supported by the June 2015 release of JURASSIC WORLD and STAR WARS was supported by the December 2015 release of STAR WARS: THE FORCE AWAKENS. These benefits were partially offset by lower 2015 net revenues from Franchise Brand TRANSFORMERS in a non-movie year as compared to 2014 with the June theatrical release of TRANSFORMERS: AGE OF EXTINCTION.

Games The games category grew 1% in 2015 compared to 2014. Higher net revenues resulted from Franchise Brands MAGIC: THE GATHERING and MONOPOLY as well as from other games brands, including, but not limited to, PIE FACE, DUEL MASTERS, DUNGEONS & DRAGONS, LIFE, OUIJA, RISK, RUBIKS, TROUBLE and YAHTZEE,. These higher net revenues were almost wholly offset by lower net revenues from various other games brands, including, but not limited to, ELEFUN & FRIENDS, JENGA and TABOO.

Girls The girls’ category declined 22% in 2015 compared to 2014, primarily due to expected lower net revenues from FURBY products, as well as declines in MY LITTLE PONY, NERF REBELLE and LITTLEST PET SHOP. Core MY LITTLE PONY revenues increased but were, however, more than offset by lower net revenues from the MY LITTLE

PONY EQUESTRIA GIRLS products. These declines were only partially offset by the first full year of net revenues from the PLAY-DOH DOH VINCI brand, the 2015 introduction of the DISNEY’S DESCENDANTS product line and initial shipments of DISNEY PRINCESS and DISNEY FROZEN products which became available at retail in January 2016.

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

Given the evolution of our business, with a focus on brands rather than individual products within a brand, as well as the development of our brands and our partners’ brands across the brand blueprint into products and entertainment that are enjoyed by girls and boys, beginning in 2017 we will report our revenues by brand portfolio: Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands. At that time, we will cease providing a revenue breakdown by the historical categories, Boys, Games, Girls and Preschool. Revenue by brand portfolio, in millions, for 2016, 2015 and 2014 is as follows:

	2016	% Change	2015	% Change	2014
Franchise Brands	$2,327.7	2%	$2,285.4	-3%	$2,345.1
Partner Brands	1,412.7	28%	1,101.3	68%	654.1
Hasbro Gaming	813.4	23%	662.3	3%	643.6
Emerging Brands	466.0	17%	398.5	-37%	634.4
Total	$5,019.8		$4,447.5		$4,277.2

Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are in the Franchise Brands portfolio, totaled $1,387.1 million, $1,276.5, and $1,259.8 million in 2016, 2015 and 2014, respectively. The Company believes that its gaming portfolio is a competitive differentiator and views it in its entirety.

SEGMENT RESULTS

Most of the Company’s net revenues and operating profits are derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below.

Net Revenues

The chart below illustrates net revenues derived from our principal operating segments in 2016, 2015 and 2014.

U.S. and Canada

2016 versus 2015

U.S. and Canada segment net revenues grew 15% in 2016 compared to 2015. Revenues in the U.S. and Canada segment were not materially impacted by foreign currency translation. Higher net revenues from the boys’, games and girls’ categories were partially offset by lower net revenues from the preschool category.

In the boys’ category, higher net revenues from NERF and STAR WARS products as well as the introduction of Partner Brand YO-KAI WATCH were partially offset by lower net revenues from JURASSIC WORLD, MARVEL and to a lesser extent, TRANSFORMERS products. In the games category, higher net revenues from PIE FACE, DUEL MASTERS, SIMON, BOP-IT and TRIVIAL PURSUIT as well as the successful launch of the SPEAK-OUT game were only partially offset by lower net revenues from ELEFUN & FRIENDS, JENGA, TWISTER and SCRABBLE as well as certain other games brands. Revenues from MAGIC: THE GATHERING products in 2016 were consistent with revenues in 2015 while MONOPOLY revenues decreased slightly in 2016 compared to 2015. In the girls’ category, higher net revenues from the Company’s DISNEY PRINCESS and DISNEY FROZEN fashion and small dolls as well as DREAMWORKS’ TROLLS, BABY ALIVE, FURBY, EASY BAKE and FURREAL FRIENDS products were partially offset by lower net revenues from NERF, MY LITTLE PONY, PLAY-DOH, LITTLEST PET SHOP and DISNEY’S DECENDANTS products. In the preschool category, higher net revenues from PLAY-DOH products were more than offset by lower net revenues from JURRASIC WORLD, core PLAYSKOOL, SESAME STREET, STAR WARS, TRANSFORMERS and other Preschool products.

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

International

Considering the significant changes in foreign currency, discussing fluctuations in International segment net revenues absent the impact of foreign currency translation provides a more meaningful explanation of the segment’s results and is included below as well as discussing actual fluctuations. To calculate the year-over-year percentage change in net revenues absent the impact of foreign currency translation, net revenues were recalculated using those foreign currency translation rates in place for the prior year’s comparable period.

2016 versus 2015

International segment net revenues increased approximately 11% in 2016 compared to 2015. Net revenues grew in all regions. Net revenues in Europe, Latin America and Asia Pacific increased 14%, 9% and 6%, respectively, in 2016 from 2015. Revenues in emerging markets increased 9% in 2016. In 2016, net revenues were impacted by unfavorable currency translation of approximately $58.4 million (Latin America — $37.4 million, Europe — $16.0 million, Asia Pacific — $5.0 million). Unfavorable foreign currency translation reflects the weakening of certain foreign currencies, primarily the Euro and other Latin American currencies compared to the U.S. dollar. Absent the impact of foreign currency translation, International segment net revenues grew 14% in 2016 compared to 2015 and emerging markets increased 12%.

International segment net revenues grew in all categories during 2016. In the boys’ category, higher net revenues from Franchise Brand NERF and revenues from the introduction of Partner Brand YO-KAI WATCH products were almost wholly offset by lower net revenues from MARVEL, JURASSIC WORLD, STAR WARS and TRANSFORMERS products. In the games category, higher net revenues from PIE FACE, Franchise Brand MAGIC:

THE GATHERING, the successful introduction of the SPEAK-OUT game as well as higher net revenues from certain other games brands, including TRIVIAL PURSUIT and SIMON products were partially offset by lower revenues from Franchise Brand MONOPOLY, OPERATION and various other games brands. In the girls’ category, higher net revenues from DISNEY PRINCESS and DISNEY FROZEN fashion dolls and small dolls, as well as DREAMWORKS’ TROLLS, BABY ALIVE and Franchise Brand MY LITTLE PONY products, were only partially offset by lower net revenues from Franchise Brands NERF, and to a lesser extent LITTLEST PET SHOP, PLAY-DOH and FURBY products. In the preschool category, higher net revenues from Franchise Brand PLAY-DOH were partially offset by lower net revenues from core PLAYSKOOL, JURASSIC WORLD and MARVEL products.

2015 versus 2014

International segment net revenues declined approximately 3% in 2015 compared to 2014. Net revenues grew in certain developed markets, including the United Kingdom and Germany; however, this was offset by declines in other markets. In emerging markets, including Russia, Brazil and China, net revenues declined 9% in 2015 compared to 2014. 2015 International segment net revenues included unfavorable foreign currency translation of $379.4 million (Europe — $247.9 million, Latin America — $105.3 million, Asia Pacific — $26.2 million). Unfavorable foreign currency translation reflected the weakening of certain foreign currencies, primarily the Euro, Russian Ruble, Brazilian Real, and other Latin American currencies compared to the U.S. dollar. Absent the impact of foreign currency translation, International segment net revenues grew 16% in 2015 compared to 2014. In 2015 excluding the impact of foreign exchange, net revenues grew 15% in emerging markets.

Higher net revenues from the boys’ and preschool categories were offset by lower net revenues from the girls’ and games category.

In the boys’ category, higher net revenues from Franchise Brand NERF and Partner Brands JURASSIC WORLD, MARVEL and STAR WARS were slightly offset by expected lower net revenues from TRANSFORMERS products, which, in 2014, were supported by a major theatrical release. In the games category, higher net revenues from Franchise Brand MONOPOLY as well as higher net revenues from certain other games brands, including PIE FACE was more than offset by lower revenues from Franchise Brand MAGIC: THE GATHERING and various other games brands. In the girls’ category, higher net revenues from Franchise Brand PLAY-DOH and the introduction of Partner Brand DISNEY’S DESCENDANTS were more than offset by expected lower net revenues from FURBY products, as well as declines in MY LITTLE PONY products. In the preschool category, higher net revenues from Franchise Brand PLAY-DOH and Partner Brand JURASSIC WORLD, as well as the introduction of PLAYSKOOL FRIENDS MY LITTLE PONY, were only slightly offset by lower net revenues from core PLAYSKOOL and TONKA products.

Entertainment and Licensing

2016 versus 2015

Entertainment and Licensing segment net revenues increased 8% in 2016 compared to 2015. Higher segment net revenues were driven by higher revenues from Backflip, growth in the Consumer Products and Digital Gaming licensing groups, as well as contributions from Boulder Media which was acquired in July 2016. Lower entertainment revenues in 2016 compared to 2015 reflect a multi-year digital distribution agreement for Hasbro Studios signed in 2015 which was not repeated in 2016.

2015 versus 2014

Entertainment and Licensing segment net revenues increased 11% in 2015 compared to 2014. Higher entertainment revenues related to a multi-year digital distribution agreement for Hasbro Studios programming as well as slightly higher net revenues from the Company’s consumer product and digital licensing groups were only partially offset by lower revenues from Backflip.

Operating Profit

The table below illustrates operating profit and operating profit margins derived from our principal operating segments in 2016, 2015 and 2014. For further information, see Note 20 to our consolidated financial statements which are included in Item 8 of this Form 10-K.

	2016	% Net Revenues	% Change	2015	% Net Revenues	% Change	2014	% Net Revenues
U.S. and Canada	$522.3	20.4%	21%	$430.7	19.4%	29%	$334.7	16.5%
International	294.5	13.4%	15%	255.4	13.0%	-6%	270.5	13.4%
Entertainment & Licensing	49.9	18.8%	-35%	76.9	31.4%	27%	60.6	27.6%

U.S. and Canada

2016 versus 2015

U.S. and Canada segment operating profit increased 21% in 2016 compared to 2015. Higher operating profit reflects higher net revenues discussed above and lower intangible amortization, partially offset by higher royalties, product development, advertising, and selling, distribution and administration expenses. Operating profit margin improved to 20.4% of net revenues in 2016 from 19.4% of net revenues in 2015 reflecting higher revenues providing improved expense leverage. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2016.

2015 versus 2014

U.S. and Canada segment operating profit increased 29% in 2015 compared to 2014. Higher operating profit reflected higher net revenues discussed above as well as product mix and lower intangible amortization, partially offset by higher overheads and shipping and warehousing costs. Operating profit margin improved to 19.4% of net revenues in 2015 from 16.5% of net revenues in 2014. Improved operating profit margin reflects both revenue volume and product mix, including lower advertising as a percentage of net revenues. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2015.

International

2016 versus 2015

International segment operating profit increased 15% in 2016 compared to 2015 and included a favorable impact from foreign exchange of $11.5 million. Absent the impact of the favorable foreign currency translation, International segment operating profit grew 11%. The increase in operating profit, as reported, is primarily due to the impact of higher net revenues, partially offset by higher expense levels, primarily royalties, advertising, and selling distribution and administration expenses. Operating profit margin increased to 13.4% in 2016 from 13.0% in 2015 reflecting the improved expense leverage as a result of the higher revenues.

2015 versus 2014

International segment operating profit decreased 6% in 2015 compared to 2014 and included an unfavorable impact from foreign exchange of $46.7 million. Absent the impact of unfavorable foreign currency translation, International segment operating profit grew 12%. The decline in operating profit, as reported, was primarily due to lower net revenues, partially offset by lower advertising, shipping and warehousing, and intangible amortization. Operating profit margin decreased to 13.0% in 2015 from 13.4% in 2014. The decrease in segment operating profit margin reflects lower net revenues and higher overhead costs, partially offset by lower advertising and shipping and warehousing costs.

Entertainment and Licensing

2016 versus 2015

Entertainment and Licensing segment operating profit decreased 35% in 2016 compared to 2015 and operating profit margin decreased to 18.8% of net revenues in 2016 compared to 31.4% in 2015. Operating profit in the segment in 2016 was negatively impacted by a non-cash goodwill impairment charge of $32.9 million related to the Company’s investment in Backflip. The remaining decrease in the Entertainment and Licensing segment operating profit and operating profit margin was primarily due to higher costs associated with the launch of new games from Backflip and investments in the consumer products business globally. These higher costs were partially offset by the higher revenues discussed above as well as a decrease in programming amortization costs and royalties as well as lower intangible amortization expense.

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

Other Segments and Corporate and Eliminations

In the Global Operations segment, operating profit of $19.4 million in 2016 compared to $12.0 million in 2015 and $15.8 million in 2014.

In Corporate and eliminations, the operating loss of $98.1 million in 2016 compared to operating losses of $83.0 million in 2015 and $46.1 million in 2014.

OPERATING COSTS AND EXPENSES

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the three fiscal years ended December 25, 2016:

	2016	2015	2014
Cost of sales	38.0%	37.7%	39.7%
Royalties	8.2	8.5	7.1
Product development	5.3	5.5	5.2
Advertising	9.3	9.2	9.8
Amortization of intangibles	0.7	1.0	1.2
Program production cost amortization	0.7	1.0	1.1
Selling, distribution and administration	22.1	21.6	20.9

Operating expenses for 2016, 2015 and 2014 include benefits and expenses related to the following events:

•

During the fourth quarter of 2016 in conjunction with the Company’s annual review for impairment, the Company completed step one of the annual goodwill impairment test and determined the fair value of the Backflip reporting unit to be below its carrying value. The Company then performed step two of the impairment test and determined the carrying value of goodwill exceeded its implied fair value. Based on those results, the Company recognized an impairment charge of $32.9 million related to Backflip in the fourth quarter of 2016.

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

•	During 2014, the Company recognized charges totaling $5.2 million primarily related to employee severance charges which impacted selling, distribution, and administration expenses.

In total, these expenses (benefits) were recorded to the consolidated statements of operations as follows:

	2016	2015	2014
Royalties	$—	—	(2.3)
Selling, distribution and administration	32.9	(3.1)	6.1

Total	$32.9	(3.1)	3.8

Cost of Sales

Cost of sales primarily consists of purchased materials, labor, tooling, manufacturing overheads and other inventory-related costs such as obsolescence. Cost of sales increased 14% to $1,905.5 million, or 38.0% of net revenues, for the year ended December 25, 2016 compared to $1,677.0 million, or 37.7% of net revenues, for the year ended December 27, 2015. Increased cost of sales in dollars reflects the overall increase in net revenues and product and revenue mix. Product mix partially reflects higher net revenues from royalty-bearing products which generally carry higher pricing and, therefore, have a lower cost of sales as a percentage of net revenues however the lower cost of sales on royalty-bearing products is offset by higher royalty expense. In 2016, the following entertainment-driven, royalty-bearing brands were supported by major theatrical releases: STAR WARS, DREAMWORKS’ TROLLS and MARVEL. Likewise, revenue mix reflects lower net revenue contributions from the Company’s Entertainment and Licensing segment as a percentage of overall sales. In 2016, Entertainment and Licensing segment net revenues were 5.3% of consolidated net revenues compared to 5.5% in 2015.

In 2015, cost of sales decreased 1% to $1,677.0 million, or 37.7% of net revenues, for the year ended December 27, 2015 compared to $1,698.4 million, or 39.7% of net revenues, for the year ended December 28, 2014 despite consolidated net revenue growth of 4%. Lower cost of sales in dollars and as a percent of net revenues reflects both product and revenue mix. Product mix reflects higher net revenues from royalty-bearing products. In 2015, the following entertainment-driven, royalty-bearing brands were supported by major theatrical releases: JURASSIC WORLD, MARVEL and STAR WARS. Likewise, revenue mix reflected higher net revenue contributions from the Company’s Entertainment and Licensing segment. In 2015, Entertainment and Licensing segment net revenues were 5.5% of consolidated net revenues compared to 5.1% in 2014.

Royalty Expense

Royalty expense of $409.5 million, or 8.2% of net revenues, in 2016 compared to $379.2 million, or 8.5% of net revenues, in 2015 and $305.3 million, or 7.1% of net revenues, in 2014. Fluctuations in royalty expense generally relate to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Product lines related to Hasbro-owned or controlled brands supported by entertainment generally do not incur the same level of royalty expense as licensed properties, particularly DISNEY, DREAMWORKS, STAR WARS, MARVEL and YO-KAI WATCH products and certain licensed properties carry higher royalty rates than other licensed properties. Higher royalty expense in dollars, but lower royalty expense as a percentage of net revenues in 2016 compared to 2015, reflects the mix of entertainment-driven product sold. In particular, higher royalty expense in dollars in 2016 compared to 2015 reflects the mix of licensed properties sold with higher net sales of DISNEY, DREAMWORKS, and YO-KAI WATCH products partially offset by lower net sales of JURRASIC WORLD, MARVEL and STAR WARS royalty-bearing movie products in 2016 compared to 2015. Higher royalty expense as a percent of net revenues in 2015 compared to 2014 also reflected the mix of entertainment products sold. In particular, higher net sales of MARVEL, JURASSIC WORLD and STAR WARS products partially offset by lower sales of TRANSFORMERS products.

Product Development

Product development expense in 2016 totaled $266.4 million, or 5.3% of net revenues, compared to $242.9 million, or 5.5% of net revenues, in 2015. The increase in product development expense in dollars primarily reflects the Company’s continued investment in innovation and anticipated growth across our brand portfolio in both Franchise and Partner Brands. The decrease as a percentage of sales primarily represents increased leverage resulting from higher revenues as well as costs in 2015 relating to the development of the DISNEY PRINCESS and DISNEY FROZEN lines.

Product development expense in 2015 totaled $242.9 million, or 5.5% of net revenues, compared to $222.6 million, or 5.2% of net revenues, in 2014. The increase in product development expense primarily reflects development costs incurred related to the DISNEY PRINCESS and DISNEY FROZEN license agreement. These higher expenses were not offset by related revenues as initial product shipments did not commence until late in the fourth quarter of 2015 in preparation for the January 1, 2016 retail on-shelf date. Additionally, the Company continued to incur product development expenses related to the development of a new digital platform for MAGIC: THE GATHERING and the development of new mobile game offerings by Backflip.

Advertising Expense

Advertising expense in 2016 totaled $468.9 million compared to $409.4 million in 2015 and $420.3 million in 2014. The level of the Company’s advertising expense is generally impacted by revenue mix, the amount and type of theatrical releases, and television programming. Advertising as a percentage of net revenues increased slightly to 9.3% in 2016 from 9.2% in 2015. The year-over-year increase in advertising expense in dollars primarily reflects the growth in revenue.

Advertising expense in 2015 decreased as a percentage of revenues to 9.2% from 9.8% in 2014. The decrease reflected the mix of revenues, primarily the higher level of Partner Brand revenues, which contained entertainment backed product lines such as STAR WARS and JURRASIC WORLD which require less advertising.

Amortization of Intangibles

Amortization of intangibles totaled $34.8 million, or 0.7% of net revenues, in 2016 compared to $43.7 million, or 1.0% of net revenues, in 2015 and $52.7 million, or 1.2% of net revenues in 2014. Lower amortization of intangibles in 2016 compared to 2015 reflects the impact of intangible assets, primarily digital gaming rights, which were fully amortized during 2015. Lower amortization of intangibles in 2015 compared to 2014 also reflects the impact of intangible assets which were fully amortized during 2014 and 2015.

Program Product Cost Amortization

Program production cost amortization totaled $35.9 million, or 0.7% of net revenues in 2016, compared to $42.4 million, or 1.0% of net revenues, in 2015 and $47.1 million, or 1.1% of net revenues, in 2014. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. Program production cost amortization reflects the level of revenues associated with television programming as well as the type of television programs produced and distributed. The decrease in program production cost amortization in 2016 compared to 2015 was primarily due to the timing of new programing deliveries and a lower number of television programs being amortized in 2016. In addition, higher revenues in 2015 primarily due to the multi-year digital distribution agreement contributed to a higher 2015 expense level. The decrease in program production cost amortization in 2015 compared to 2014 was primarily due to a lower amount of accelerated amortization in 2015 as compared to 2014.

Selling, Distribution and Administration Expenses

Selling, distribution and administration expenses were $1,110.8 million, or 22.1% of net revenues, in 2016 compared to $960.8 million, or 21.6% of net revenues, in 2015. Selling, distribution and administration expense for 2016 includes a charge of $32.9 million related to a non-cash goodwill impairment charge to Backflip recorded in December while 2015 includes a benefit of $3.1 million related to the August 2015 sale of the Company’s manufacturing operations. Absent this charge in 2016 and benefit in 2015, selling, distribution and administration expenses increased to $1,077.9, or 21.5% of net revenues, in 2016 from $963.9 million, or 21.7% of net revenues in 2015. The increase in dollars is primarily due to higher performance-based stock compensation, higher depreciation, higher selling and distribution costs related to the higher revenues and higher bad debt expense related to an uncollectible account in the International segment partially offset by the favorable impact of foreign exchange translation. The decrease as a percentage of revenues, excluding onetime charges and benefits, represents improved expense leverage as the result of the increased revenues in 2016.

Selling, distribution and administration expenses were $960.8 million, or 21.6% of net revenues, in 2015 compared to $895.5 million, or 20.9% of net revenues, in 2014. Selling, distribution and administration expense for 2014 includes a charge of $6.1 million related to the Company’s restructuring activities, including the Company’s equity investment in the joint venture television network. Absent these charges, as well as the 2015 benefit discussed above, selling, distribution and administration expenses increased to $963.9 million or 21.7% of net revenues, in 2015 from $889.4 million, or 20.8% of net revenues in 2014. Foreign exchange resulted in a decrease of

$66.7 million in 2015 compared to 2014. Excluding the impact of foreign exchange and the impact of the benefits and charges discussed above, selling, distribution and administration costs increased primarily due to higher administration, marketing and sales and distribution costs. Higher 2015 administration and sales and marketing expenses are primarily the result of higher performance-based stock compensation, investments in the MAGIC: THE GATHERING brand, depreciation expense and other general cost increases, such as salaries and wages. Higher distribution costs reflect increased net revenues in 2015, excluding the impact of foreign exchange.

NON-OPERATING (INCOME) EXPENSE

Interest Expense

Interest expense totaled $97.4 million in 2016 compared to $97.1 million in 2015 and $93.1 million in 2014. Interest expense in 2016 was consistent with the Company’s 2015 interest expense. The increase in interest expense in 2015 primarily reflects the impact of costs related to forward-starting interest rate swap contracts on the 2014 debt issuance compared to a benefit on interest rate hedges which expired in 2014.

Interest Income

Interest income was $9.4 million in 2016 compared to $3.1 million in 2015 and $3.8 million in 2015. Higher interest income in 2016 compared to 2015 reflects higher invested cash balances and higher average interest rates. Decreased interest income in 2015 compared to 2014 reflects lower average interest rates which were only partially offset by higher average cash balances.

Other Expense (Income), Net

Other expense, net of $7.5 million in 2016 compared to other income, net of $6.0 million in 2015 and other expense, net of $6.0 million in 2014. The following table outlines major contributors to other (income) expense, net.

	2016	2015	2014
Foreign currency losses	$32.9	16.1	20.9
Earnings from Discovery Family Channel	(23.8)	(19.0)	(7.8)
Restructuring of Discovery Family Channel	—	—	29.8
Sale of Manufacturing Facilities	—	(6.6)	—
Gain on Sale of Certain Assets	—	(2.8)	(39.4)
Gain on Sale of Certain Investments	(6.2)	—	—
Other	4.6	6.3	2.5

	$7.5	(6.0)	6.0

•

Foreign currency losses increased in 2016 compared to 2015 primarily due to higher losses in the fourth quarter of 2016 due to the weakening of certain currencies, primarily the Euro, against the U.S. dollar. Foreign currency losses decreased in 2015 compared to 2014 primarily due to higher losses in the fourth quarter of 2014 due to the rapid strengthening of the U.S. dollar.

•	Earnings from the Discovery joint venture are comprised of the Company’s share in the results of the Network.

•	In August 2015, the Company sold its manufacturing operations in East Longmeadow, MA and Waterford, Ireland which resulted in the recognition of a gain of $6.6 million in other (income) expense, net.

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

•	The 2016 gain on investments primarily reflects proceeds from the sale of certain long-term investments sold during the year.

INCOME TAXES

Income tax expense totaled 23.0% of pretax earnings in 2016 compared with 26.0% in 2015 and 23.5% in 2014. Income tax expense for 2016 includes net benefits of approximately $12.0 million from discrete events, primarily related to the expiration of the statute of limitations for tax audits and settlements of exams in certain jurisdictions. Income tax expense for 2015 includes net benefits of approximately $4.0 million from discrete tax events, primarily related to the expiration of the statute of limitations for tax audits in various international jurisdictions. Income tax expense for 2014 includes net benefits of approximately $20.0 million from discrete tax events, primarily related to the effective settlement of certain open tax years in the United States and the settlement of tax examinations in certain jurisdictions, including Mexico. Absent these items and potential interest and penalties related to uncertain tax positions recorded in 2016, 2015 and 2014, the effective tax rates would have been 24.5%, 26.4% and 26.5%, respectively. The decrease in the adjusted tax rate from 2014 to 2015 and decrease from 2015 to 2016 primarily reflect the change in the geographic mix of where the Company earned its profits.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”), in cooperation with the International Accounting Standards Board (“IASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. This ASU is now effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and may be adopted early but not before December 15, 2016. The Company expects to adopt this standard in fiscal 2018 and has not yet determined which transition method will be utilized. While the Company is still in the process of completing its evaluation of its various revenue streams and processes relating to the requirements of ASU 2014-09, based on the analysis performed to date, the Company does not expect the adoption of this new standard to have a material impact on the Company’s results or financial statements. Certain contracts within the Entertainment & Licensing segment may be impacted as well as certain isolated transactions within the US & Canada and International segments but this impact is not expected to be material to the financial statements of the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which will require lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases. The liability will be based on the present value of lease payments and the asset will be based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Additional quantitative and qualitative disclosures will be required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018 and must be adopted using a modified retrospective transition. The Company is evaluating the requirements of ASU 2016-02 and its potential impact on the Company’s financial statements. The Company has a significant number of leases globally, primarily for property and office equipment, and is in the process of identifying and evaluating these leases in relation to the requirements of ASU 2016-02. For each of these leases, the term will be evaluated, including extension and renewal options as well as the lease payments associated with the leases. The Company does not expect that its results of operations will be materially impacted by this standard. The Company expects to record assets and liabilities on its balance sheets upon adoption of this standard, which may be material. The adoption of this standard will not have an impact on the Company’s cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including (1) a requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement; (2) a requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows; (3) the removal of the requirement to withhold shares upon settlement of an award at the minimum statutory withholding requirement; (4) a requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows; and (5) entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards choosing either to estimate forfeitures as required today or recognize forfeitures as they occur. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company will adopt ASU 2016-09 in the first quarter of 2017. Under the new standard, the Company will elect to recognize forfeitures as they occur. Based upon the Company’s history of forfeitures, it is not expected that this election will have a material impact on its financial statements however, as any impact will be based on future forfeitures, the actual impact could differ from the Company’s expectation. The impact of the other aspects of ASU 2016-09 are based on the Company’s future stock price at the date of vesting or exercise of share-based payments as well as the timing of exercises and, as such, the Company cannot estimate the impact of these aspects, other than to expect that the adoption of this standard will benefit our future tax expense in the short term, the extent to which cannot be reasonably estimated at this time, nor can we estimate whether such benefits will continue or will result in increased tax expense in the longer term.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which replaces the concept of market price with the single measurement of net realizable value. ASU 2015-11 is effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The Company has evaluated the requirements of ASU 2015-11 and does not believe that the adoption of the new standard will have a material impact on the Company’s results or financial statements.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016- 16 (ASU 2016-16), Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs requiring any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings. The Company is currently evaluating the standard, but expects that it will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017- 04 (ASU 2017-04), Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. For public companies, this standard is effective and must be applied to annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the standard, but expect that it will not have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2016 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and its commercial paper program. During 2017, the Company expects to continue to fund its working capital needs primarily through cash flows from operations and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit are adequate to meet its working capital needs for 2017, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of December 25, 2016, the Company’s cash and cash equivalents totaled $1,282.3 million, substantially all of which is held by international subsidiaries. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax rates of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 25, 2016 is denominated in the U.S. dollar.

In 2016, 2015 and 2014, Hasbro generated $774.9 million, $552.4 million and $454.4 million of cash from its operating activities, respectively. Operating cash flows in 2016, 2015 and 2014 included $48.7 million, $42.5 million and $31.4 million, respectively, of cash used for television program and film production.

The table below outlines key financial information pertaining to our consolidated balance sheets including the year-over-year changes.

	2016	% Change	2015	% Change	2014
Cash and cash equivalents, net of short-term borrowings	$1,109.7	37%	$812.2	27%	$640.7
Accounts receivable, net	1,320.0	8%	1,217.9	11%	1,094.7
Inventories	387.7	1%	384.5	13%	339.6
Prepaid expenses and other current assets	237.7	-17%	286.5	-9%	316.1
Goodwill and other intangibles	816.5	-7%	873.5	-5%	918.0
Other assets	779.9	5%	744.1	3%	719.1
Accounts payable and accrued liabilities	1,095.6	22%	900.1	10%	819.2
Other liabilities	389.4	-4%	404.9	3%	392.2

Accounts receivable, net increased 8% in 2016 compared to 2015. Excluding the impact of foreign currency translation, accounts receivable, net, increased 11% reflecting revenue growth in the fourth quarter of 2016, excluding unfavorable foreign currency translation, of 12% compared to the fourth quarter of 2015. Days sales outstanding decreased to 73 days at December 25, 2016 from 75 days at December 27, 2015. Accounts receivable, net increased 11% in 2015 compared to 2014. Excluding the impact of foreign currency translation, accounts receivable, net increased 23% in 2015 compared to 2014, reflecting 23% revenue growth in the fourth quarter of 2015, excluding unfavorable foreign currency translation, compared to 2014. Days sales outstanding decreased to 75 days at December 27, 2015 from 76 days at December 28, 2014.

Inventories increased 1% at the end of 2016 compared to 2015. Excluding the impact of foreign currency translation, inventories increased 2% in 2016 compared to 2015. The slight increase in inventories, excluding the impact of foreign exchange, is primarily due to higher levels in the Latin America and Europe regions to support growth in the business. Inventories increased by 13% in 2015 compared to 2014 and 24% excluding the impact of foreign exchange. The increase was due to higher levels in the United States and Europe in support of 2016 initiatives and growth in the business.

Prepaid expenses and other current assets decreased 17% in 2016 compared to 2015. The majority of the decrease is due to a decrease in the value of foreign exchange contracts in 2016 compared to 2015 and, to a lesser extent, reduced prepaid royalties. Prepaid expenses and other current assets decreased 9% in 2015 compared to 2014. The increase in favorable foreign currency hedge contracts and amounts due from Cartamundi related to the sale of the Company’s manufacturing operations were more than offset by lower royalty advances and non-income based tax receivables, primarily value-added taxes in Europe.

Goodwill and other intangible assets, net decreased to $816.5 million at December 25, 2016 from $873.5 million at December 27, 2015 and $918.0 million at December 28, 2014. The decrease in 2016 was due to a non-cash goodwill impairment charge in the amount of $32.9 million related to Backflip and amortization of intangible assets. The decrease in 2015 from 2014 was due to amortization of intangible assets.

Other assets increased 5% in 2016 compared to 2015. Increases in deferred taxes, foreign exchange contracts and other receivables were partially offset by decreases in royalty advances and a payment reducing amounts due from Cartamundi related to the sale of the Company’s manufacturing operations in 2015. Other assets increased approximately 3% in 2015 compared to 2014. The increase primarily reflects long-term amounts due from Cartamundi related to the sale of the Company’s manufacturing operations as well as higher long-term receivables related to multi-year television distribution agreements. These increases were partially offset by lower long-term royalty advances.

Accounts payable and accrued liabilities increased 22% in 2016 compared to 2015 primarily due to increased accounts payable due to timing of payments, higher accrued royalties for licensed properties reflecting 2016’s stronger entertainment line-up and utilization of guarantee payments compared to 2015 as well as higher accrued income taxes due to higher fourth quarter earnings, higher accrued advertising due to lower levels of advertising in the fourth quarter of 2015 and increased foreign exchange currency liability related to certain strengthening foreign currencies in 2016. Accounts payable and accrued expenses increased approximately 10% in 2015 compared to 2014. The increase was primarily due to higher accrued royalties for licensed properties reflecting 2015’s stronger entertainment line-up compared to 2014 as well as higher accrued performance-based compensation reflecting the Company’s overall performance. These increases were partially offset by lower accrued advertising.

Other liabilities decreased 4% in 2016 compared to 2015. The decrease is primarily due to a $62 million contribution made to the Company’s U.S. pension plan in 2016 partially offset by an increase in the pension liability reflecting changes in actuarial assumptions, primarily lower discount rates, and an increase in the liability for uncertain tax positions. Other liabilities increased 3% in 2015 compared to 2014. The increase primarily reflects higher uncertain tax positions partially offset by a reduction in pension liabilities reflecting changes in actuarial assumptions, primarily due to higher discount rates.

Cash flows utilized by investing activities were $138.4 million, $103.6 million and $0.5 million in 2016, 2015 and 2014, respectively. Additions to property, plant and equipment increased in 2016 to $154.9 million from $142.0 million and $113.4 in 2015 and 2014, respectively. Of these additions, 57% in 2016, 54% in 2015 and 60% in 2014 were for purchases of tools, dies and molds related to the Company’s products. Absent the Company’s investment in tools, dies and molds, higher capital expenditures reflect the Company’s investment in information systems as well as new office space for Hasbro Studios. In 2017, the Company expects capital expenditures to be in the range of $130.0 million to $160.0 million. During the three years ended December 25, 2016, the depreciation of plant and equipment was $119.7 million, $111.6 million and $105.3 million, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation. Excluding capital expenditures, 2016 proceeds from investing activities includes $19.8 million in capital and tax distributions from Discovery Family Channel and $6.4 million received on the installment note relating to the sale of the Company’s manufacturing operations in 2015 partially offset by utilization of $12.4 million to purchase the net assets of Boulder in July of 2016. 2015 proceeds from investing activities, excluding capital expenditures, reflects $18.6 million related to the sale of the Company’s manufacturing operations and $20.7 million in capital and tax distributions from Discovery Family Channel. The 2014 utilization related to capital expenditures is almost wholly offset by $64.4 million of cash received from Discovery from the partial sale of the Company’s equity interest in the Network and $36.0 million of cash received from the sale of certain intellectual property licensing rights which was included in other investing activities in the consolidated statements of cash flows.

The Company commits to inventory production, advertising and marketing expenditures prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow higher amounts during the latter part of the year. During 2016, 2015 and 2014, the Company primarily used cash from operations and borrowings under its commercial paper program and available lines of credit.

The Company has an agreement with a group of banks which provides for a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700.0 million. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Borrowings under the Program are supported by the Company’s $700.0 million revolving credit agreement. At December 25, 2016, the Company had $163.3 million in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the “Agreement”) which provides the Company with a $700.0 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants in the Agreement as of and for the fiscal year ended December 25, 2016. The Company had no borrowings outstanding under its committed revolving credit facility at December 25, 2016. However, letters of credit outstanding under this facility as of December 25, 2016 were approximately $0.8 million. Amounts available and unused under the committed line at December 25, 2016 were approximately $535.9 million, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $50.7 million was utilized at December 25, 2016. Of the amount utilized under, or supported by, the uncommitted lines, approximately $9.4 million and $41.3 million represent outstanding short-term borrowings and letters of credit, respectively.

Net cash utilized by financing activities was $333.1 million, $346.5 million, and $231.0 million in 2016, 2015 and 2014, respectively. The 2014 utilization includes net proceeds from the issuance and repayment of long-term debt totaling $135.0 million. In 2014, the Company issued an aggregate $600.0 million in long-term notes which were partially utilized to re-pay the $425.0 million in long-term notes due in May 2014. Of the amounts utilized in 2016, 2015 and 2014, $150.1, $87.2 million, and $459.6 million, respectively, reflects cash paid, including transaction costs, to repurchase the Company’s common stock. During 2016, 2015 and 2014, the Company repurchased 1.9 million, 1.2 million, and 8.5 million shares, respectively, at an average price of $79.86, $68.01, and $54.26, respectively. At December 25, 2016, $328.0 million remained for share repurchases under the February 2015 Board authorization. Dividends paid were $248.9 million in 2016, $225.8 million in 2015 and $216.9 million in 2014. The Company has increased its quarterly dividend rate from $0.43 in 2014 to $0.46 in 2015 and $0.51 in 2016. Proceeds from short-term borrowings of $9.0 million in 2016 compared to repayments of short-term borrowings of $87.3 million in 2015 and proceeds of $246.1 million in 2014. The Company generated cash from employee stock option transactions of $62.7 million, $57.6 million, and $71.4 million in 2016, 2015 and 2014, respectively.

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

For the $350.0 million in notes due in 2017 which bear interest at 6.30%, interest rates may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 25, 2016, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings were Baa1, BBB and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem the notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. The Company currently expects to refinance the $350.0 million notes upon maturity in 2017, either via a bond issuance or via our Commercial Paper program.

Including the notes described above, as well as certain Notes due 2040 and Debentures due 2028, the Company has principal amounts of long-term debt at December 25, 2016 of approximately $1,559.9 million due at varying times from 2017 through 2044. The Company also had letters of credit and other similar instruments of $42.1 million and 2017 purchase commitments of $406.1 million outstanding at December 25, 2016. In addition, the Company expects to be committed to guaranteed royalty payments of approximately $83.6 million in 2016, including $40.0 million contingent on theatrical movie releases.

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

For its allowance programs that are not fixed, such as returns, the Company estimates these amounts using a combination of historical experience and current market conditions. These estimates are reviewed periodically against actual results and any adjustments are recorded at that time as an increase or decrease to net revenues. During 2016, there were no material adjustments to the Company’s estimates made in prior years.

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

For the year ended December 25, 2016 we have $82.8 million of program production and film costs included in other assets in the consolidated balance sheets. We currently expect that a significant portion of capitalized program production costs will be amortized over the 3-year period 2017 through 2019. Future program production cost amortization is subject to change based on actual costs incurred and management’s then current estimates of ultimate revenues. During 2016 and 2014 the Company recorded accelerated amortization on certain television programming based on revised ultimate expected revenues.

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

Performing a qualitative assessment of goodwill requires a high degree of judgment regarding assumptions underlying the valuation. Qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is more likely than not that impairment exists, the quantitative two-step goodwill impairment test is performed. When performing the quantitative two-step impairment test, goodwill and other intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is calculated using an income approach. During the fourth quarter of 2016, the Company performed a qualitative assessment with respect to certain of its reporting units with goodwill totaling $473.6 million. The Company utilized this approach for all reporting units with the exception of Backflip based on the amount by which historical estimated reporting unit fair values exceeded carrying values. Based on its qualitative assessment, the Company concluded that there was no impairment of this goodwill, excluding Backflip, during 2016.

As of December 27, 2015, the Company had $119.1 million of goodwill related to its 2013 acquisition of Backflip, which represents a separate reporting unit. The Company’s strategy when it purchased its interest in Backflip was to produce game titles based on Backflip’s DRAGONVALE brand and to develop and market games based on Hasbro brands. Because Backflip was a recent acquisition and to date had been investment spending in anticipation of 2016 game releases, the Company performed the quantitative two-step impairment test during the fourth quarter of 2015 for this reporting unit. At that time, the Company concluded that there was no goodwill impairment related to Backflip. During the fourth quarter of 2016 in conjunction with the Company’s annual review for impairment, we completed step one of the annual goodwill impairment test for the Backflip reporting unit. Prior to the fourth quarter of 2016, there were no triggering events that would have required the Company to complete an impairment test. Our evaluation of the current year performance of the Backflip reporting unit was dependent in large part on the performance of launches that took place during the fourth quarter. Additionally, during the fourth quarter, we revised our expectations regarding the timing of future launches. The first step of the goodwill impairment analysis involved comparing the Backflip carrying value to its estimated fair value, which was calculated based on the Income Approach. Discounted cash flows serve as the primary basis for the Income Approach. The Company utilized forecasted cash flows for the Backflip reporting unit that included assumptions including but not limited to: expected revenues to be realized based on planned future mobile game releases; expected EBITDA margins derived in part based on expected future royalty costs, advertising and marketing costs, development costs, and overhead costs; and expected future tax rates. The cash flows beyond the forecast period were estimated using a terminal value growth rate of 3%. To calculate the fair value of the future cash flows under the Income Approach, a discount rate of 14% was utilized, representing the reporting unit’s estimated weighted-average cost of capital. Based on the results of the step one impairment test the Company determined that the fair value of the Backflip reporting unit was below its carrying value, and therefore, impairment was indicated. Because indicators of impairment existed, the Company commenced the second step of the goodwill impairment analysis to determine the implied fair value of goodwill for the Backflip reporting unit, which was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the goodwill impairment analysis, the Company assigned the fair value of the Backflip reporting unit, as calculated under the first step of the goodwill impairment analysis, to all the assets and liabilities, including identifiable intangibles assets, of that reporting unit. The implied fair value of goodwill was measured as the excess of the fair value of the Backflip reporting unit over the amounts assigned to its assets and liabilities. Based on this assessment, the Company recorded an impairment charge of $32.9 million. Should Backflip not achieve its profitability and growth targets, including the anticipated game releases in 2017 and beyond, or if industry discount rates significantly increase, the carrying value of this reporting unit may become further impaired. At December 25, 2016, there is $86.3 million of remaining goodwill related to the Backflip reporting unit.

During the third quarter of 2016, the Company acquired Boulder Media, an animation studio based in Dublin, Ireland. Based on the Company’s analysis, goodwill in the amount of $11.8 million was recorded and is reflected in the Entertainment and Licensing segment. Due to the timing of the acquisition in conjunction with the Company’s annual impairment review it was concluded that there was no impairment of goodwill in 2016 related to Boulder Media.

The Company also performed quantitative annual impairment tests related to intangible assets totaling $75.7 million with indefinite lives in the fourth quarter of 2016 and no impairments were indicated as the estimated fair values were substantially in excess of the carrying values of the related assets.

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

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives and are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of the value of these intangible assets is measured by a comparison of the assets’ carrying value to the estimated future undiscounted cash flows expected to be generated by the assets. If such assets were considered to be impaired, the impairment would be measured by the amount by which the carrying value of the assets exceeds its fair value based on estimated future discounted cash flows. The estimation of future cash flows requires significant judgments and estimates with respect to future revenues related to the respective assets and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. Intangible assets covered under this policy were $170.2 million at December 25, 2016. During 2016, there were no impairment charges related to these intangible assets.

Recoverability of Royalty Advances and Commitments

The Company’s ability to earn-out royalty advances and contractual obligations with respect to minimum guaranteed royalties is assessed by comparing the remaining minimum guaranty to the estimated future sales forecasts and related cash flow projections to be derived from the related product. If sales forecasts and related cash flows from the particular product do not support the recoverability of the remaining minimum guaranty or, if the Company decides to discontinue a product line with royalty advances or commitments, a charge to royalty expense to write-off the non-recoverable minimum guaranty is required if advanced, or if not advanced, an expense is recorded to accrue the shortfall. The preparation of revenue forecasts and related cash flows for these products requires judgments and estimates. Actual revenues and related cash flows or changes in the assessment of anticipated revenues and cash flows related to these products could result in a change to the assessment of recoverability of remaining minimum guaranteed royalties. At December 25, 2016, the Company had $102.8 million of prepaid royalties, $34.1 million of which are included in prepaid expenses and other current assets and $68.7 million of which are included in other assets.

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

The Company estimates expected return on assets using a weighted average rate based on historical market data for the investment classes of assets held by the plan, the allocation of plan assets among those investment classes, and the current economic environment. Based on this information, the Company’s estimate of expected return on plan assets used in the calculation of 2016 pension expense for the U.S. plans was 6.75%. A decrease in the estimate used for expected return on plan assets would increase pension expense, while an increase in this estimate would decrease pension expense. A decrease of 0.25% in the estimate of expected return on plan assets would have increased 2016 pension expense for U.S. plans by approximately $0.7 million.

Discount rates are selected based upon rates of return at the measurement date on high quality corporate bond investments currently available and expected to be available during the period to maturity of the pension benefits. The Company’s weighted average discount rate for its U.S. plans used for the calculation of 2016 pension expense was 4.58%. A decrease in the discount rate would result in greater pension expense while an increase in the discount rate would decrease pension expense. A decrease of 0.25% in the Company’s discount rate would have increased 2016 pension expense by approximately $1.0 million.

Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. At December 25, 2016, the Company’s U.S. plans had unrecognized actuarial losses of $140.9 million included in accumulated other comprehensive loss related to its defined benefit pension plans compared to $120.5 million at December 27, 2015.

The discount rate used to calculate the projected benefit obligation at December 25, 2016 decreased to 4.22% from 4.58% used at December 27, 2015. A decrease of 0.25% in the Company’s discount rate would have increased the 2016 projected benefit obligation by approximately $11.8 million. Pension plan assets are valued on the basis of their fair market value on the measurement date. These changes in the fair market value of plan assets impact the amount of future pension expense due to amortization of the unrecognized actuarial losses or gains.

Income Taxes

The Company’s annual income tax rate is based on its income, statutory tax rates, changes in prior tax positions and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and evaluate its tax positions. Despite the Company’s belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established in the event that these positions are challenged and the Company is not successful in defending these challenges. These estimated liabilities, as well as the related interest, are adjusted in light of changing facts and circumstances such as the progress of a tax audit.

An estimated effective income tax rate is applied to the Company’s interim results. In the event there is a significant unusual or extraordinary item recognized in the Company’s interim results, the tax attributable to that item is separately calculated and recorded at the time. In addition, changes in judgment regarding likely outcomes related to tax positions taken in a prior fiscal year, or tax costs or benefits from a resolution of such positions would be recorded entirely in the interim period the judgment changes or resolution occurs. During 2016, 2015 and 2014, the Company recorded net benefits of approximately $12.0 million, $4.0 million and $20.0 million, respectively associated with discrete tax events excluding any potential interest and penalties.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized on the consolidated financial statements or at a different amount than that which is recognized on the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheets. Deferred tax assets represent deductions that have been reflected in the consolidated financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s income tax return that have not yet been recognized in the Company’s consolidated financial statements or income recognized in the consolidated financial statements that has not yet been recognized in the Company’s income tax return. Deferred income taxes have not been provided on most of the undistributed earnings of international subsidiaries as most of such earnings are indefinitely reinvested by the Company. In the event the Company determines that such earnings will not be indefinitely reinvested, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax rates of the international subsidiaries. At December 25, 2016, the difference between the tax in the United States and the applicable tax of the international subsidiaries on cumulative undistributed earnings was approximately $641.0 million.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce product under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,559.9 million in principal amount of long-term debt outstanding at December 25, 2016. Future payments required under these and other obligations as of December 25, 2016 are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$350.0	—	—	—	300.0	909.9	1,559.9
Interest payments on long-term debt	85.8	63.8	63.8	63.8	54.4	987.0	1,318.6
Operating lease commitments	37.1	32.4	28.5	18.0	11.3	27.7	155.0
Future minimum guaranteed contractual royalty payments	66.6	60.0	49.4	9.9	9.9	19.9	215.7
Tax sharing agreement[a]	6.7	7.0	7.6	8.0	8.5	40.6	78.4
Purchase commitments[b]	406.1	105.5	99.5	78.8	—	—	689.9

	$952.3	268.7	248.8	178.5	384.1	1,985.1	4,017.5

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

[b]

Purchase commitments represent agreements (including open purchase orders) to purchase inventory and tooling in the ordinary course of business as well as purchase commitments under a manufacturing agreement. The reported amounts exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheets as of December 25, 2016.

Theatrical Contingencies

The table above excludes up to $40.0 million in guaranteed royalties related to the Company’s license agreement related to MARVEL as such amounts are contingent on the quantity and type of theatrical movie releases and may be payable during the next five years. The Company expects to pay these additional royalties in 2017 based on expected qualifying theatrical releases.

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

•

Included in other liabilities in the consolidated balance sheets at December 25, 2016, the Company has a liability of $84.4 million of potential tax, interest and penalties for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate amount or timing of payments related to this liability.

•	The Company expects to make contributions totaling approximately $25.0 million related to its U.S. pension plan in 2017.

•	At December 25, 2016, the Company had letters of credit and related instruments of approximately $42.1 million.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $97.6 million decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the value of the forecasted foreign currency transactions.

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

The Company reflects all derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At December 25, 2016, these contracts had net unrealized gains of $76.5 million, of which $36.7 million are recorded in prepaid expenses and other current assets, $51.1 million are recorded in other assets and $(11.3) million are recorded in accrued liabilities. Included in accumulated other comprehensive earnings at December 25, 2016 are deferred gains of $69.3 million, net of tax, related to these derivatives.

At December 25, 2016, the Company had fixed rate long-term debt of $1,559.9 million. Of this long-term debt, $600.0 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300.0 million of 3.15% Notes Due 2021 and $300.0 million of 5.10% Notes Due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at December 25, 2016 are deferred losses, net of tax, of $18.2 million related to these derivatives.

On June 23rd 2016, the United Kingdom (“UK”) voted in a referendum to leave the European Union (“EU”), commonly referred to as Brexit. The UK government has stated it will begin the formal two-year period to negotiate the terms of the UK’s exit and future relationship with the EU by April 2017. The terms of this future relationship are uncertain but the UK government has confirmed its intention to remove the UK from the EU single market and implement additional controls on the movement of people from the EU. The Brexit vote resulted in a weakening of British pound sterling against the US dollar and increased volatility in the foreign currency markets, notably the euro. These fluctuations have adversely affected our financial results for 2016, although the impact has been partially mitigated by our hedging strategy. Our revenues in Europe are predominantly denominated in local currency. Hasbro will continue to closely monitor the Brexit negotiations and the foreign currency markets, taking appropriate actions to support its long term strategy and to mitigate risks in its operational and financial activities.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 41% of its consolidated net revenues in 2016 and 38% and 39% of its consolidated net revenues in 2015 and 2014, respectively. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2016, approximately 66% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.

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

The effect of inflation on the Company’s operations during 2016 was not significant and the Company will continue its practice of monitoring costs and adjusting prices, accordingly.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interests for each of the fiscal years in the three-year period ended December 25, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hasbro, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 25, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hasbro, Inc.’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island

February 22, 2017

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 25, 2016 and December 27, 2015

(Thousands of Dollars Except Share Data)

	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$1,282,285	976,750
Accounts receivable, less allowance for doubtful accounts of $16,800 in 2016 and $14,900 in 2015	1,319,963	1,217,850
Inventories	387,675	384,492
Prepaid expenses and other current assets	237,684	286,506

Total current assets	3,227,607	2,865,598
Property, plant and equipment, net	267,398	237,527

Other assets
Goodwill	570,555	592,695
Other intangibles, net	245,949	280,807
Other	779,857	744,090

Total other assets	1,596,361	1,617,592

Total assets	$5,091,366	4,720,717

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$172,582	164,563
Current portion of long-term debt	349,713	—
Accounts payable	319,525	241,210
Accrued liabilities	776,039	658,874

Total current liabilities	1,617,859	1,064,647
Long-term debt	1,198,679	1,547,115
Other liabilities	389,388	404,883

Total liabilities	3,205,926	3,016,645

Redeemable noncontrolling interests	22,704	40,170

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2016 and 2015	104,847	104,847
Additional paid-in capital	985,418	893,630
Retained earnings	4,148,722	3,852,321
Accumulated other comprehensive loss	(194,570)	(146,001)
Treasury stock, at cost, 85,207,677 shares in 2016 and 84,899,200 shares in 2015	(3,181,681)	(3,040,895)

Total shareholders’ equity	1,862,736	1,663,902

Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,091,366	4,720,717

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2016	2015	2014
Net revenues	$5,019,822	4,447,509	4,277,207

Costs and expenses
Cost of sales	1,905,474	1,677,033	1,698,372
Royalties	409,522	379,245	305,317
Product development	266,375	242,944	222,556
Advertising	468,940	409,388	420,256
Amortization of intangibles	34,763	43,722	52,708
Program production cost amortization	35,931	42,449	47,086
Selling, distribution and administration	1,110,769	960,795	895,537

Total expenses	4,231,774	3,755,576	3,641,832

Operating profit	788,048	691,933	635,375

Non-operating (income) expense
Interest expense	97,405	97,122	93,098
Interest income	(9,367)	(3,145)	(3,759)
Other expense (income), net	7,521	(5,959)	6,048

Total non-operating expense, net	95,559	88,018	95,387

Earnings before income taxes	692,489	603,915	539,988
Income taxes	159,338	157,043	126,678

Net earnings	533,151	446,872	413,310
Net loss attributable to noncontrolling interests	(18,229)	(4,966)	(2,620)

Net earnings attributable to Hasbro, Inc.	$551,380	451,838	415,930

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$4.40	3.61	3.24

Diluted	$4.34	3.57	3.20

Cash dividends declared	$2.04	1.84	1.72

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Fiscal Years Ended in December

(Thousands of Dollars)

	2016	2015	2014
Net earnings	$533,151	446,872	413,310

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(5,033)	(95,694)	(65,970)
Unrealized holding gains (losses) on available-for-sale securities, net of tax	166	(642)	1,900
Net gains on cash flow hedging activities, net of tax	25,748	86,155	47,600
Changes in unrecognized pension and postretirement amounts, net of tax	(20,829)	6,892	(51,206)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(53,980)	(50,527)	3,402
Amortization of unrecognized pension and postretirement amounts	5,359	3,269	2,955

Other comprehensive loss	(48,569)	(50,547)	(61,319)

Total comprehensive earnings	484,582	396,325	351,991
Total comprehensive loss attributable to noncontrolling interests	(18,229)	(4,966)	(2,620)

Total comprehensive earnings attributable to Hasbro, Inc.	$502,811	401,291	354,611

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

Fiscal Years Ended in December

(Thousands of Dollars)

	2016	2015	2014
Cash flows from operating activities
Net earnings	$533,151	446,872	413,310
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	119,707	111,605	105,258
Impairment of goodwill	32,858	—	—
Amortization of intangibles	34,763	43,722	52,708
Program production cost amortization	35,931	42,449	47,086
Deferred income taxes	(662)	(18,954)	(9,755)
Stock-based compensation	61,624	53,880	36,152
Changes in operating assets and liabilities net of acquired and disposed balances:
Increase in accounts receivable	(149,923)	(227,808)	(112,366)
Increase in inventories	(12,065)	(99,353)	(28,944)
Decrease in prepaid expenses and other current assets	7,422	83,124	30,760
Program production costs	(48,690)	(42,506)	(31,424)
Increase (decrease) in accounts payable and accrued liabilities	203,783	149,663	(957)
Other, including long-term advances	(43,026)	9,751	(47,417)

Net cash provided by operating activities	774,873	552,445	454,411

Cash flows from investing activities
Additions to property, plant and equipment	(154,900)	(142,022)	(113,388)
Investments and acquisitions, net of cash acquired	(12,436)	—	—
Cash proceeds from dispositions	—	18,632	64,400
Other	28,945	19,743	48,503

Net cash utilized by investing activities	(138,391)	(103,647)	(485)

Cash flows from financing activities
Net proceeds from borrowings with maturity greater than three months	—	—	559,986
Repayments of borrowings with maturity greater than three months	—	—	(425,000)
Net proceeds from (repayments of) other short-term borrowings	8,978	(87,310)	246,054
Purchases of common stock	(150,075)	(87,224)	(459,564)
Stock-based compensation transactions	42,207	43,322	60,519
Excess tax benefits from stock-based compensation	20,471	14,228	10,914
Dividends paid	(248,881)	(225,797)	(216,855)
Other	(5,758)	(3,676)	(7,010)

Net cash utilized by financing activities	(333,058)	(346,457)	(230,956)

Effect of exchange rate changes on cash	2,111	(18,758)	(12,252)

Increase in cash and cash equivalents	305,535	83,583	210,718
Cash and cash equivalents at beginning of year	976,750	893,167	682,449

Cash and cash equivalents at end of year	$1,282,285	976,750	893,167

Supplemental information
Interest paid	$88,525	93,106	106,755

Income taxes paid	$98,913	144,137	182,158

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
Balance, December 29, 2013	$104,847	734,181	3,432,176	(34,135)	(2,554,726)	$1,682,343	$45,445
Net earnings attributable to Hasbro, Inc.	—	—	415,930	—	—	415,930	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(2,620)
Other comprehensive earnings	—	—	—	(61,319)	—	(61,319)	—
Stock-based compensation transactions	—	36,063	—	—	35,370	71,433	—
Purchases of common stock	—	—	—	—	(460,841)	(460,841)	—
Stock-based compensation expense	—	36,021	—	—	131	36,152	—
Dividends declared	—	—	(218,034)	—	—	(218,034)	—
Distributions paid to noncontrolling owners	—	—	—	—	—	—	(95)

Balance, December 28, 2014	$104,847	806,265	3,630,072	(95,454)	(2,980,066)	$1,465,664	$42,730
Net earnings attributable to Hasbro, Inc.	—	—	451,838	—	—	451,838	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(4,966)
Other comprehensive loss	—	—	—	(50,547)	—	(50,547)	—
Stock-based compensation transactions	—	33,558	—	—	23,992	57,550	—
Purchases of common stock	—	—	—	—	(84,894)	(84,894)	—
Stock-based compensation expense	—	53,807	—	—	73	53,880	—
Dividends declared	—	—	(229,589)	—	—	(229,589)	—
Net contributions received from noncontrolling owners	—	—	—	—	—	—	2,406

Balance, December 27, 2015	$104,847	893,630	3,852,321	(146,001)	(3,040,895)	$1,663,902	$40,170
Net earnings attributable to Hasbro, Inc.	—	—	551,380	—	—	551,380	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(18,229)
Other comprehensive loss	—	—	—	(48,569)	—	(48,569)	—
Stock-based compensation transactions	—	30,230	—	—	10,479	40,709	—
Purchases of common stock	—	—	—	—	(151,331)	(151,331)	—
Stock-based compensation expense	—	61,558	—	—	66	61,624	—
Dividends declared	—	—	(254,979)	—	—	(254,979)	—
Net contributions received from noncontrolling owners	—	—	—	—	—	—	763

Balance, December 25, 2016	$104,847	985,418	4,148,722	(194,570)	(3,181,681)	$1,862,736	$22,704

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

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 were fifty-two week periods.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At both December 25, 2016 and December 27, 2015, substantially all inventory is comprised of finished goods.

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

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The financial results and position of the redeemable noncontrolling interest are included in their entirety in the Company’s consolidated statements of operations and consolidated balance sheets. The value of the redeemable noncontrolling interests is presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. Earnings (losses) attributable to the noncontrolling interest are presented as a separate line on the consolidated statements of operations which is necessary to identify those earnings specifically attributable to Hasbro.

Through 2016, the Company had one investment with a redeemable noncontrolling interest which was the Company’s 70% majority interest in Backflip Studios, LLC (“Backflip”). Under the terms of our agreement with Backflip, the Company may have been required to acquire the remaining 30% in the future contingent on the achievement by Backflip of certain predetermined financial performance metrics (the “metrics”). Because the Company did not know the ultimate timing that these metrics would be met and, thereby, could not estimate the purchase price of the remaining 30%, the value reported reflects the fair value of the redeemable noncontrolling interest on the date of acquisition which has been adjusted for cumulative earnings (losses) attributable to the noncontrolling interest since the date of acquisition as well as capital contributions made by or distributions made to the noncontrolling interest since the acquisition. During the first quarter of 2017, the remaining 30% of Backflip Studios was acquired by Hasbro for no additional consideration, making it a wholly-owned subsidiary of the Company.

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

During the fourth quarter of 2016, the Company performed a qualitative assessment with respect to goodwill associated with all but one of its reporting units and determined that it was not necessary to perform a quantitative assessment for the goodwill of these reporting units. The Company also performed quantitative two-step annual impairment tests related to its intangible assets with indefinite lives, as well as goodwill associated with Backflip, the Company’s majority owned mobile gaming reporting unit. As a result of the annual impairment test, the Company concluded the goodwill associated with the Backflip reporting unit was impaired and recorded a non-cash impairment charge of $32,858. No other impairments were indicated as the estimated fair values were in excess of the carrying value of the related intangible assets or reporting units, as applicable. See further discussion in note 4.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 25, 2016, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 25, 2016 also include long-term borrowings (see note 9 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 12 and 16).

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2016, 2015 and 2014, these costs were $180,270, $159,854 and $157,326, respectively, and are included in selling, distribution and administration expenses.

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

Pension Plans, Postretirement and Postemployment Benefits

Pension expense and related amounts in the consolidated balance sheets are based on actuarial computations of current and future benefits. Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. The corridor used for this purpose is equal to 10% of the greater of plan liabilities or market asset values, and future periods vary by plan, but generally equal the actuarially determined average expected future working lifetime of active plan participants. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retire under any of its United States defined benefit pension plans and meet certain age and length of service requirements. The cost of providing these benefits on behalf of employees who retired prior to 1993 is and will continue to be substantially borne by the Company. The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. It also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) Compensation—Stock Compensation (Topic 718), which simplifies the accounting for income taxes related to stock-based compensation. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. Under the new standard, the Company will elect to recognize forfeitures as they occur. Based upon the Company’s history of forfeitures, it is not expected that this election will have a material impact on its financial statements however, as any impact will be based on future forfeitures, the actual impact could differ from the Company’s expectation. The impact of the other aspects of ASU 2016-09 are based on the Company’s future stock price at the date of vesting or exercise of share-based payments as well as the timing of exercises and, as such, the Company cannot estimate the impact of these aspects, other than to expect that the adoption of this standard will benefit future tax expense in the short term, the extent to which cannot be reasonably estimated at this time, nor can we estimate whether such benefits will continue or will result in increased tax expense in the longer term.

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

The Company records all derivatives, such as foreign currency exchange contracts, on the consolidated balance sheets at fair value. Changes in the derivative fair values that are designated as cash flow hedges and are effective are deferred and recorded as a component of Accumulated Other Comprehensive Loss (“AOCE”) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company’s foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included currently in the consolidated statements of operations. The Company uses derivatives to economically hedge intercompany loans denominated in foreign currencies. The Company does not use hedge accounting for these contracts as changes in the fair value of these contracts are substantially offset by changes in the fair value of the intercompany loans.

Prior to the issuance of the Notes Due 2021 and Notes Due 2044, the Company entered into a forward-starting interest rate swap contract to hedge the anticipated U.S. Treasury interest rates on the anticipated debt issuance. These instruments, which were designated and effective as hedges, were terminated on the date of the related

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

debt issuance and the then fair value of these instruments was recorded to AOCE and will be amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt.

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year as well as awards that have not been issued but all contingencies have been met. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 277 and 674 for 2016 and 2014, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. There were no antidilutive stock options or restricted stock unit awards to exclude from the diluted earnings per share calculation in 2015.

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 25, 2016 is as follows:

	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$551,380	551,380	451,838	451,838	415,930	415,930

Average shares outstanding	125,292	125,292	125,006	125,006	128,411	128,411
Effect of dilutive securities:
Options and other share-based awards	—	1,674	—	1,682	—	1,475

Equivalent shares	125,292	126,966	125,006	126,688	128,411	129,886

Net earnings attributable to Hasbro, Inc. per share	$4.40	4.34	3.61	3.57	3.24	3.20

(2)    Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the three years ended December 25, 2016.

	2016	2015	2014
Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$1,340	(11,190)	8,259
Tax (expense) benefit on unrealized holding gains	(94)	364	(1,077)
Tax benefit (expense) on unrecognized pension and postretirement amounts	12,945	(928)	23,869
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	4,098	5,435	(2,488)
Tax (benefit) expense on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(3,038)	(1,861)	(1,327)

Total tax effect on other comprehensive earnings (loss)	$15,251	(8,180)	27,236

In 2016, 2015 and 2014, net gains on cash flow hedging activities reclassified to earnings, net of tax, included gains of $1,428, $1,111 and $58, respectively, as a result of hedge ineffectiveness.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2016
Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)
Current period other comprehensive earnings (loss)	(20,829)	25,748	166	(5,033)	52
Reclassifications from AOCE to earnings	5,359	(53,980)	—	—	(48,621)

Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)

2015
Balance at December 28, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)
Current period other comprehensive earnings (loss)	6,892	86,155	(642)	(95,694)	(3,289)
Reclassifications from AOCE to earnings	3,269	(50,527)	—	—	(47,258)

Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)

2014
Balance at December 29, 2013	$(64,841)	(7,313)	—	38,019	(34,135)
Current period other comprehensive earnings (loss)	(51,206)	47,600	1,900	(65,970)	(67,676)
Reclassifications from AOCE to earnings	2,955	3,402	—	—	6,357

Balance at December 28, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)

At December 25, 2016, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $69,301 in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2016 or forecasted to be purchased from 2017 through 2021, intercompany expenses expected to be paid or received during 2017, 2018 and 2019 and cash receipts for sales made at the end of 2016 or forecasted to be made in 2017. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At December 25, 2016, deferred losses, net of tax, of $18,216 related to these instruments remained in AOCE. For each of the years ended December 25, 2016 and December 27, 2015, losses, net of tax of $1,148 related to these hedging instruments were reclassified from AOCE to net earnings.

Of the net deferred gains included in AOCE at December 25, 2016, the Company expects approximately $24,476 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

See notes 14 and 16 for additional discussion on reclassifications from AOCE to earnings.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(3)    Property, Plant and Equipment

	2016	2015
Land and improvements	$3,096	3,954
Buildings and improvements	175,684	176,982
Machinery, equipment and software	390,720	350,471

	569,500	531,407
Less accumulated depreciation	383,713	363,601

	185,787	167,806
Tools, dies and molds, net of accumulated depreciation	81,611	69,721

Total property, plant and equipment, net	$267,398	237,527

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred.

(4)    Goodwill and Intangibles

Goodwill

Changes in the carrying amount of goodwill, by operating segment, for the years ended December 25, 2016 and December 27, 2015 are as follows:

	U.S. and Canada	International	Entertainment and Licensing	Total
2016
Balance at December 27, 2015	$296,978	170,110	125,607	592,695
Acquired during the period	—	—	11,821	11,821
Impairment during the period	—	—	(32,858)	(32,858)
Foreign exchange translation	—	(277)	(826)	(1,103)

Balance at December 25, 2016	$296,978	169,833	103,744	570,555

2015
Balance at December 28, 2014	$296,978	170,853	125,607	593,438
Foreign exchange translation	—	(743)	—	(743)

Balance at December 27, 2015	$296,978	170,110	125,607	592,695

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

During the fourth quarter of 2016 in conjunction with the Company’s annual review for impairment we completed step one of the annual goodwill impairment test for the Backflip reporting unit. Prior to the fourth quarter of 2016, there were no triggering events that would have required the Company to test for impairment. The Company’s evaluation of the current year performance of the Backflip reporting unit was dependent in large part on the performance of launches that took place during the fourth quarter. Additionally, during the fourth quarter, the Company revised its expectations regarding the timing of future launches. The first step of the goodwill impairment analysis involved comparing the Backflip carrying value to its estimated fair value, which was calculated based on the Income Approach. Discounted cash flows serve as the primary basis for the Income Approach. The Company utilized forecasted cash flows for the Backflip reporting unit that included assumptions including but not

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

limited to: expected revenues to be realized based on planned future mobile game releases; expected EBITDA margins derived in part based on expected future royalty costs, advertising and marketing costs, development costs, and overhead costs; and expected future tax rates. The cash flows beyond the forecast period were estimated using a terminal value growth rate of 3%. To calculate the fair value of the future cash flows under the Income Approach, a discount rate of 14% was utilized, representing the reporting unit’s estimated weighted-average cost of capital. Based on the results of the step one impairment test the Company determined that the fair value of the Backflip reporting unit was below its carrying value, and therefore, impairment was indicated. Because indicators of impairment existed, the Company commenced the second step of the goodwill impairment analysis to determine the implied fair value of goodwill for the Backflip reporting unit, which was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination.

As part of the second step of the goodwill impairment analysis, the Company assigned the fair value of the Backflip reporting unit, as calculated under the first step of the goodwill impairment analysis, to all the assets and liabilities, including identifiable intangibles assets, of that reporting unit. The implied fair value of goodwill was measured as the excess of the fair value of the Backflip reporting unit over the amounts assigned to its assets and liabilities. Based on this assessment, the Company recorded an impairment charge of $32,858. A further deterioration in the forecast or assumptions discussed above could result in an additional impairment charge. At December 25, 2016 there is $86,253 of remaining goodwill related to the Backflip reporting unit.

Based on its qualitative assessment of goodwill for all reporting units with the exception of Backflip, the Company concluded there was no other impairment of goodwill during 2016. In addition, the Company completed its annual impairment tests of goodwill in the fourth quarters of 2015 and 2014 and concluded that there was no impairment of its goodwill.

On July 13, 2016, the Company acquired Boulder Media Limited (“Boulder”), an animation studio based in Dublin, Ireland. The consideration included an initial cash payment of approximately $13,177 and provisions for future earnout payments. Based on the Company’s analysis, goodwill in the amount of $11,821 was recorded and is reflected in the Entertainment and Licensing segment.

Other Intangibles, Net

A summary of the Company’s other intangibles, net at December 25, 2016 and December 27, 2015:

	2016	2015
Acquired product rights	$789,689	789,781
Licensed rights of entertainment properties	256,555	256,555
Accumulated amortization	(876,033)	(841,267)

Amortizable intangible assets	170,211	205,069
Product rights with indefinite lives	75,738	75,738

Total other intangibles, net	$245,949	280,807

Certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and are included as product rights with indefinite lives in the table above. The Company tests these assets for impairment on an annual basis in the fourth quarter of each year or when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company completed its annual impairment tests of indefinite-lived intangible assets in the fourth quarter of 2016, 2015, and 2014 concluding that there was no impairment of these assets. The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in other intangibles, net in the accompanying consolidated balance sheets.

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

2017	$29,000
2018	17,000
2019	36,000
2020	40,000
2021	18,000

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

In connection with the amendment, the Company and Discovery entered into an option agreement related to the Company’s remaining 40% ownership in the Network, exercisable during the one-year period following December 31, 2021. The exercise price of the option agreement is based upon 80% of the then fair market value of the Network, subject to a fair market value floor. In connection with the amendment, the Company recorded a charge in other expense in the third quarter of 2014, related to the then fair market value of the option agreement totaling $25,590. At December 25, 2016, and December 27, 2015, the fair market value of this option was $28,770 and $28,360, respectively and was included as a component of other liabilities. During 2016, 2015 and 2014, the Company recorded losses (gains) of $410, $3,020 and $(250) in other expense (income), net relating to the change in fair value of this option.

As a result of the reduction in the Company’s ownership in the Network, the Company also received a benefit from a reduction in amounts due to Discovery under the existing tax sharing agreement. The present value of the expected future payments at the acquisition date totaled approximately $67,900 and was recorded as a component of the Company’s investment in the joint venture. For the year ended December 28, 2014 the Company recorded a net benefit in other expense (income), net related to the reduction in the amounts due to Discovery under the tax sharing agreement totaling $12,834. The balance of the associated liability, including imputed interest, was $52,473 and $54,521 at December 25, 2016 and December 27, 2015, respectively, and is included as a component of other liabilities in the accompanying consolidated balance sheets. During 2016, 2015 and 2014, the Company made payments under the tax sharing agreement to Discovery of $6,520, $4,971 and $7,010, respectively.

The Company has a license agreement with the Network that requires the payment of royalties by the Company to the Network based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license includes a minimum royalty guarantee of $125,000, which was paid in five annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 10-year period. In connection with the 2014 amendment, the terms of this license were modified resulting in a benefit recorded to royalties totaling $2,328 in the consolidated statements of operations. As of December 25, 2016 and December 27, 2015, the Company had $66,017 and $77,482, respectively, of prepaid royalties related to this

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

agreement, $7,203 and $14,235, respectively, of which are included in prepaid expenses and other current assets and $58,814 and $63,247, respectively, of which are included in other assets. The Company and the Network are also parties to an agreement under which the Company will provide the Network with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event the Network licenses the programming from the Company to air, it is required to pay the Company a license fee.

As of December 25, 2016 and December 27, 2015 the Company’s investment in the Network totaled $242,397 and $242,932, respectively. The Company’s share in the (earnings) loss of the Network for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 totaled $(23,764), $(19,045) and $9,187, respectively and is included as a component of other (income) expense, net in the accompanying consolidated statements of operations. In 2014, the Company’s share in the loss of the Network included charges related to its restructuring totaling $17,278. The Company also enters into certain other transactions with the Network including the licensing of television programming and the purchase of advertising. During 2016, 2015 and 2014, these transactions were not material.

(6) Program Production Costs

Program production costs are included in other assets and consist of the following at December 25, 2016 and December 27, 2015:

	2016	2015
Television programming	$35,683	33,730
Released, less amortization
In production	25,062	36,092
Pre-production	1,833	84
Theatrical programming
In production	20,271	5,640

Total program production costs	$82,849	75,546

Based on management’s total revenue estimates at December 25, 2016, all of the unamortized television programming costs relating to released productions are expected to be amortized during the next three years. Based on current estimates, the Company expects to amortize approximately $22,690 of the $35,683 of released programs during fiscal 2017.

(7)    Financing Arrangements

At December 25, 2016, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $700,000 and $128,000, respectively. All of the short-term borrowings outstanding at the end of 2016 and 2015 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 25, 2016 and December 27, 2015 were 8.17% and 3.97%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 25, 2016. During 2016, Hasbro’s working capital needs were fulfilled by cash generated from operations, borrowings under lines of credit and utilization of its commercial paper program discussed below.

The unsecured committed line of credit, as amended on March 30, 2015 (the “Agreement”), provides the Company with a $700,000 committed borrowing facility through March 30, 2020. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the year ended December 25, 2016.

The Company pays a commitment fee (0.12% as of December 25, 2016) based on the unused portion of the facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Base Rate is determined based on either the Federal Funds Rate plus a spread, Prime Rate or Eurocurrency Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency Rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 25, 2016, the interest rate under the facility was equal to Eurocurrency Rate plus 1.125%.

The Company has an agreement with a group of banks providing a commercial paper program (the “Program”). Under the Program, at the Company’s request the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700,000. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 25, 2016, the Company had notes outstanding under the Program of $163,300 with a weighted average interest rate of 0.97%. At December 27, 2015, the Company had notes outstanding under the Program of $160,000 with a weighted average interest rate of 0.61%.

(8)    Accrued Liabilities

Components of accrued liabilities are as follows:

	2016	2015
Royalties	$158,353	127,557
Advertising	73,963	60,196
Payroll and management incentives	100,248	93,578
Dividends	63,501	57,406
Other	379,974	320,137

Total accrued liabilities	$776,039	658,874

(9)    Long-Term Debt

Components of long-term debt are as follows:

	2016		2015
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	584,850	500,000	556,300
6.30% Notes Due 2017	350,000	361,900	350,000	374,045
5.10% Notes Due 2044	300,000	297,600	300,000	286,710
3.15% Notes Due 2021	300,000	300,450	300,000	300,060
6.60% Debentures Due 2028	109,895	123,984	109,895	121,269

Total long-term debt	1,559,895	1,668,784	1,559,895	1,638,384
Less: Current portion	350,000	361,900	—	—
Less: Deferred debt expenses	11,216	—	12,780	—

Long-term debt	$1,198,679	1,306,884	1,547,115	1,638,384

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

Interest rates for the 6.30% Notes Due 2017 may be adjusted upward in the event that the Company’s credit rating from Moody’s Investor Services, Inc., Standard & Poor’s Ratings Services or Fitch Ratings is reduced to Ba1, BB+, or BB+, respectively, or below. At December 25, 2016, the Company’s ratings from Moody’s Investor Services, Inc., Standard & Poor’s Rating Services and Fitch Ratings were Baa1, BBB, and BBB+, respectively. The interest rate adjustment is dependent on the degree of decrease of the Company’s ratings and could range from 0.25% to a maximum of 2.00%. The Company may redeem these notes at its option at the greater of the principal amount of these notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.

At December 25, 2016, as detailed above, the Company’s 6.30% Notes mature in 2017 and the 3.15% Notes mature in 2021. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2021. The aggregate principal amount of long-term debt maturing in the next five years is $650,000.

(10)    Income Taxes

Income taxes attributable to earnings before income taxes are:

	2016	2015	2014
Current
United States	$78,958	101,591	70,390
State and local	3,208	3,352	3,134
International	77,834	71,054	62,909

	160,000	175,997	136,433

Deferred
United States	11,989	(13,771)	(15,448)
State and local	411	(472)	(530)
International	(13,062)	(4,711)	6,223

	(662)	(18,954)	(9,755)

Total income taxes	$159,338	157,043	126,678

Certain income tax (benefits) expenses, not reflected in income taxes in the consolidated statements of operations totaled $(35,722) in 2016, $(5,434) in 2015 and $(38,223) in 2014 which relate primarily to stock compensation, pensions, and hedging. In 2016, 2015 and 2014, the deferred tax portion of the total (benefit) expense was $(15,521), $8,180 and $(27,236), respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows.

	2016	2015	2014
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.3	0.3	0.3
Tax on international earnings	(15.8)	(15.6)	(6.4)
Change in unrecognized tax benefits	1.7	4.3	(5.7)
Other, net	1.8	2.0	0.3

	23.0%	26.0%	23.5%

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2016	2015	2014
United States	$146,013	155,120	190,769
International	546,476	448,795	349,219

Total earnings before income taxes	$692,489	603,915	539,988

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 25, 2016 and December 27, 2015 are:

	2016	2015
Deferred tax assets:
Accounts receivable	$32,277	23,568
Inventories	17,913	15,168
Loss and credit carryforwards	29,752	28,893
Operating expenses	48,024	43,029
Pension	35,255	48,560
Other compensation	66,220	62,882
Postretirement benefits	12,525	9,253
Interest rate hedge	10,286	10,937
Tax sharing agreement	17,339	18,379
Other	25,513	29,768

Gross deferred tax assets	295,104	290,437
Valuation allowance	(24,065)	(23,593)

Net deferred tax assets	271,039	266,844

Deferred tax liabilities:
Depreciation and amortization of long-lived assets	49,484	53,755
Equity method investment	7,056	8,205
Other	7,634	14,068

Deferred tax liabilities	64,174	76,028

Net deferred income taxes	$206,865	190,816

Certain reclassifications have been made to prior year presentation to conform to current year presentation.

Hasbro has a valuation allowance for certain deferred tax assets at December 25, 2016 of $24,065, which is an increase of $472 from $23,593 at December 27, 2015. The valuation allowance pertains to certain U.S. state

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

and international loss and credit carryforwards, some of which have no expiration and others that would expire beginning in 2017.

Based on Hasbro’s history of taxable income and the anticipation of sufficient taxable income in years when the temporary differences are expected to become tax deductions, the Company believes that it will realize the benefit of all of the remaining net deferred tax assets.

At December 25, 2016 and December 27, 2015, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

	2016	2015
Other assets	212,317	199,563
Other liabilities	(5,452)	(8,747)

Net deferred income taxes	$206,865	190,816

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 is as follows:

	2016	2015	2014
Balance at beginning of year	$63,549	35,416	55,459
Gross increases in prior period tax positions	2,727	491	34,225
Gross decreases in prior period tax positions	(3,103)	(1,773)	(1,510)
Gross increases in current period tax positions	34,155	32,547	8,470
Decreases related to settlements with tax authorities	(11,662)	(355)	(58,652)
Decreases from the expiration of statute of limitations	(5,278)	(2,777)	(2,576)

Balance at end of year	$80,388	63,549	35,416

If the $80,388 balance as of December 25, 2016 is recognized, approximately $70,000 would decrease the effective tax rate in the period in which each of the benefits is recognized. The remaining amount would be offset by the reversal of related deferred tax and other assets.

During 2016, 2015, and 2014 the Company recognized $2,135, $1,422 and $3,134, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 25, 2016, December 27, 2015 and December 28, 2014, the Company had accrued potential interest and penalties of $3,966, $4,778 and $4,042, respectively.

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

In the third quarter of 2016, the U.S. Internal Revenue Service commenced an examination related to the 2012 and 2013 amended U.S. federal income tax returns. The Company is also under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

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

The cumulative amount of undistributed earnings of Hasbro’s international subsidiaries held for indefinite reinvestment is approximately $2,582,000 at December 25, 2016. In the event that all international undistributed earnings were remitted to the United States under current U.S. income tax laws, the amount of incremental taxes would be approximately $641,000, however the remittance of such undistributed earnings would be limited by the Company’s available cash balance.

(11)     Capital Stock

In February 2015 the Company’s Board of Directors authorized the repurchases of up to $500,000 in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2016, the Company repurchased 1,894 shares at an average price of $79.86. The total cost of these repurchases, including transaction costs, was $151,331. At December 25, 2016, $327,990 remained under the current authorizations.

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

Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments. At December 25, 2016 and December 27, 2015, these investments totaled $23,571 and $22,539, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net (losses) gains of $1,010, $(682) and $899 on these investments in other expense (income), net for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively, relating to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 25, 2016 and December 27, 2015, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 25, 2016
Assets:
Available-for-sale securities	$3,736	3,736	—	—
Derivatives	87,894	—	87,894	—

Total assets	$91,630	3,736	87,894	—

Liabilities:
Derivatives	$11,309	—	11,309	—
Option agreement	28,770	—	—	28,770

Total Liabilities	$40,079	—	11,309	28,770

December 27, 2015
Assets:
Available-for-sale securities	$3,476	3,476	—	—
Derivatives	107,634	—	107,634	—

Total assets	$111,110	3,476	107,634	—

Liabilities:
Derivatives	$1,240	—	1,240	—
Option agreement	28,360	—	—	28,360

Total liabilities	$29,600	—	1,240	28,360

Available-for-sale securities include equity securities of one company quoted on an active public market. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at December 25, 2016 and December 27, 2015 is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2016.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

	2016	2015
Balance at beginning of year	$(28,360)	(25,340)
Net losses from change in fair value	(410)	(3,020)

Balance at end of year	$(28,770)	(28,360)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At December 25, 2016 and December 27, 2015 these investments had fair values of $23,571 and $22,539, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(13)     Stock Options, Other Stock Awards and Warrants

Hasbro has reserved 9,279 shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options and share awards are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.

Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 was $61,624, $53,880 and $36,152, respectively, and was recorded as follows:

	2016	2015	2014
Cost of sales	$200	366	395
Product development	3,248	3,527	3,874
Selling, distribution and administration	58,176	49,987	31,883

	61,624	53,880	36,152
Income tax benefit	20,298	13,489	11,745

	$41,326	40,391	24,407

The following table represents total compensation expense by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employee members of its Board of Directors, for the years ended December 25, 2016, December 27, 2015 and December 28, 2014:

	2016	2015	2014
Stock performance awards	$34,248	27,960	11,315
Restricted stock units	19,908	19,052	15,643
Stock Options	5,838	5,419	7,473
Non-employee awards	1,630	1,449	1,834
Cash-settled restricted stock units	—	—	(113)

	61,624	53,880	36,152
Income tax benefit	20,298	13,489	11,745

	$41,326	40,391	24,407

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Stock Performance Awards

In 2016, 2015 and 2014, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative operating performance targets over the three fiscal years ended December 2018, December 2017, and December 2016 for the 2016, 2015 and 2014 awards, respectively. Each 2014 Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets while the 2015 and 2016 Stock Performance Awards include an additional return on invested capital target for certain employees in addition to the diluted earnings per share and revenue targets. The ultimate amount of the award may vary from 0% to 200% of the target number of shares, depending on actual results.

Information with respect to Stock Performance Awards for 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Outstanding at beginning of year	992	655	943
Granted	529	362	322
Forfeited	(23)	(25)	(32)
Cancelled	—	—	(578)
Vested	(424)	—	—

Outstanding at end of year	1,074	992	655

Weighted average grant-date fair value:
Granted	$74.69	61.85	52.11
Forfeited	$61.86	53.45	43.21
Cancelled	$—	—	36.14
Vested	$47.21	—	—
Outstanding at end of year	$62.19	53.17	49.57

Shares granted in 2016 include 276 shares related to the 2014 award, reflecting increases in the ultimate amount of shares to be issued based on the Company’s actual results during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance awards granted in 2016. Shares granted in 2015 include 90 shares related to the 2013 award, reflecting an increase in the ultimate amount of shares to be issued based on the Company’s actual results during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance awards granted in 2015. Shares cancelled in 2014 represent the cancellation of the Stock Performance Awards granted during 2012 based on failure to meet the targets set forth by the agreement.

During 2016, 2015 and 2014, the Company recognized $34,248, $27,960 and $11,315, respectively, of expense relating to these awards. Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected amount of shares to be issued as defined in the agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. At December 25, 2016, the amount of total unrecognized compensation cost related to these awards is approximately $23,495 and the weighted average period over which this will be expensed is 19 months.

Restricted Stock Units

The Company, as part of its annual equity grant to executive officers and certain other employees, issues restricted stock or grants restricted stock units. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse,

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

generally between three and five years. During 2016, 2015 and 2014, the Company recognized compensation expense, net of forfeitures, on these awards of $19,908, $19,052 and $15,643, respectively. At December 25, 2016, the amount of total unrecognized compensation cost related to restricted stock units is $29,360 and the weighted average period over which this will be expensed is 19 months.

In October 2012, as part of an Amended and Restated Employment Agreement, the Company’s Chief Executive Officer was awarded 587 shares to be granted in two tranches across 2013 and 2014, which are being expensed from 2013 through 2017. 468 shares of this award were considered granted in 2013 while the remaining 119 shares were granted in February 2014. These awards provide the recipient with the ability to earn shares of the Company’s common stock based on the Company’s achievement of four stated stock price hurdles and continued employment through December 31, 2017. At the completion of the service period, the recipient will receive one quarter of the award for each stock price hurdle achieved after April 24, 2013. The four stock price hurdles are $45, $52, $56 and $60 which must be met for a period of at least thirty days using the average closing price over such period. In August 2014, the Amended and Restated Employment Agreement was further amended to include additional requirements. Specifically, if the third and fourth stock price hurdles are achieved, the number of shares ultimately issued will be dependent on the average stock price for the thirty day period immediately prior to December 31, 2017. This amendment did not result in any incremental fair value to the award which is used to record compensation expense for the award.

The Company used a Monte Carlo simulation valuation model to determine the fair value of these awards. The following inputs were used in the simulation that resulted in an average grant date fair value for this award of $35.56:

Inputs
Grant date stock price	$47.28
Stock price volatility	26.12%
Risk-free interest rate	0.65%
Dividend yield	3.38%

Excluding the aforementioned award for 587 shares, information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Outstanding at beginning of year	955	937	702
Granted	245	254	281
Forfeited	(41)	(52)	(39)
Vested	(364)	(184)	(7)

Outstanding at end of year	795	955	937

Weighted average grant-date fair value:
Granted	$75.23	62.95	52.06
Forfeited	$59.37	51.57	44.44
Vested	$43.89	39.87	41.19
Outstanding at end of year	$61.65	51.22	45.74

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Stock Options

Information with respect to stock options for the three years ended December 25, 2016 is as follows:

	2016	2015	2014
Outstanding at beginning of year	3,445	4,186	5,543
Granted	492	549	684
Exercised	(1,143)	(1,280)	(1,951)
Expired or forfeited	(26)	(10)	(90)

Outstanding at end of year	2,768	3,445	4,186

Exercisable at end of year	1,708	2,208	2,374

Weighted average exercise price:
Granted	$74.42	61.77	52.11
Exercised	$41.75	37.54	31.07
Expired or forfeited	$56.43	46.38	39.85
Outstanding at end of year	$53.21	46.41	41.68
Exercisable at end of year	$45.50	41.36	38.90

With respect to the 2,768 outstanding options and 1,708 options exercisable at December 25, 2016, the weighted average remaining contractual life of these options was 3.87 years and 2.92 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 25, 2016 was $69,619 and $56,135, respectively. Substantially all unvested outstanding options are expected to vest.

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2016, 2015 and 2014 was $13.01, $9.29 and $8.40, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2016, 2015 and 2014:

	2016	2015	2014
Risk-free interest rate	1.16%	1.34%	1.42%
Expected dividend yield	2.74%	2.98%	3.30%
Expected volatility	26%	23%	26%
Expected option life	5 years	5 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2016, 2015 and 2014 were $47,992, $41,906 and $44,890, respectively.

At December 25, 2016, the amount of total unrecognized compensation cost related to stock options was $6,603 and the weighted average period over which this will be expensed is 22 months.

Non-Employee Awards

In 2016, 2015 and 2014, the Company granted 23, 20 and 34 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 16 shares from the 2016 grant, 16 shares from the 2015 grant and 26 shares from the 2014 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,630 was recorded in selling, distribution and administration expense in the year ended December 25, 2016, $1,449 in the year ended December 27, 2015 and $1,834 in the year ended December 28, 2014.

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

Expenses related to the Company’s defined benefit pension and defined contribution plans for 2016, 2015 and 2014 were approximately $45,200, $36,000 and $34,300, respectively. Of these amounts, $33,300, $26,600 and $28,100, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.

United States Plans

Prior to 2008, substantially all United States employees were covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally cover non-union employees, were based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. In 2007, for the two major plans covering its non-union employees, the Company froze benefits being accrued effective at the end of December 2007. Following the August 2015 sale of its manufacturing facility in East Longmeadow, MA, the Company elected to freeze benefits related to its major plan covering union employees. Effective January 1, 2016, the plan covering union employees merged with and into the Hasbro Inc. Pension Plan, and ceased to exist as a separate plan on that date.

At December 25, 2016, the measurement date, the projected benefit obligation of the funded plan was in excess of the fair value of the plan’s assets in the amount of $28,340 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $35,104. At December 27, 2015 the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $66,980 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $34,751.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 25, 2016 and December 27, 2015.

	Pension		Postretirement
	2016	2015	2016	2015
Change in Projected Benefit Obligation
Projected benefit obligation – beginning	$361,060	383,068	26,247	28,017
Service cost	2,100	1,918	532	567
Interest cost	16,106	15,683	1,175	1,154
Actuarial (gain) loss	17,353	(17,968)	2,380	(741)
Curtailment	—	660	—	(746)
Benefits paid	(22,508)	(20,202)	(1,850)	(2,004)
Expenses paid	(1,287)	(2,099)	—	—

Projected benefit obligation — ending	$372,824	361,060	28,484	26,247

Accumulated benefit obligation — ending	$372,824	361,060	28,484	26,247

Change in Plan Assets
Fair value of plan assets — beginning	$259,329	272,010	—	—
Actual return on plan assets	8,961	(3,414)	—	—
Employer contribution	64,885	13,034	—	—
Benefits paid	(22,508)	(20,202)	—	—
Expenses paid	(1,287)	(2,099)	—	—

Fair value of plan assets — ending	$309,380	259,329	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(372,824)	(361,060)	(28,484)	(26,247)
Fair value of plan assets	309,380	259,329	—	—

Funded status	(63,444)	(101,731)	(28,484)	(26,247)
Unrecognized net loss	138,529	120,482	2,420	41

Net amount recognized	$75,085	18,751	(26,064)	(26,206)

Accrued liabilities	$(2,553)	(2,663)	(1,599)	(1,800)
Other liabilities	(60,891)	(99,068)	(26,885)	(24,447)
Accumulated other comprehensive earnings (loss)	138,529	120,482	2,420	41

Net amount recognized	$75,085	18,751	(26,064)	(26,206)

In fiscal 2017, the Company expects amortization of unrecognized net losses related to its defined benefit pension plans of $9,082 to be included as a component of net periodic benefit cost. The Company does not expect amortization in 2017 related to its postretirement plan.

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2016	2015
Pension
Weighted average discount rate	4.22%	4.58%
Mortality table	RP-2014/Scale BB	RP-2014/Scale BB
Postretirement
Discount rate	4.26%	4.64%
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2021	2021

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The assets of the funded plans are managed by investment advisors. The fair values of the plan assets by asset class and fair value hierarchy level (excluding assets for which the fair value is measured using net asset value per share) as of December 25, 2016 and December 27, 2015 are as follows:

	Fair Value	Fair value measurements using:
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Observable Inputs (Level 3)
2016
Equity:
Large Cap	$29,100	29,100	—	—
Small Cap	29,200	29,200	—	—
International measured at net asset value(a)	40,100	—	—	—
Other measured at net asset value(a)	1,300	—	—	—
Fixed Income measured at net asset value(a)	119,500	—	—	—
Total Return Fund measured at net asset value(a)	29,000	—	—	—
Cash Equivalents measured as net asset value(a)	61,100	—	—	—

	$309,300	58,300	—	—

2015
Equity:
Large Cap	$27,600	27,600	—	—
Small Cap	24,300	24,300	—	—
International measured at net asset value(a)	37,500	—	—	—
Other measured at net asset value(a)	2,500	—	—	—
Fixed Income measured at net asset value(a)	122,600	—	—	—
Total Return Fund measured at net asset value(a)	27,700	—	—	—
Cash Equivalents measured as net asset value(a)	17,100	—	—	—

	$259,300	51,900	—	—

(a)	Certain investments that are measured at fair value using the net asset value per share are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Schedule of Changes in Plan Assets disclosed previously in this note.

The Plan’s Level 1 assets consist of investments traded on active markets that are valued using published closing prices.

At December 25, 2016 the Company’s investments for which the fair value is measured using net asset value per share include the following; International equity funds—$40.1 million of international equity funds that are redeemable daily with one days’ notice, Fixed income funds—$119.5 million of fixed income funds redeemable monthly with five days’ notice, Total return equity funds—$29.0 million total return equity funds redeemable monthly with fourteen days’ notice, Cash and cash equivalents—$61.1 million of cash and cash equivalents which are redeemable daily and public-private investment funds—$1.3 million consisting of a public-private investment fund

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

which is valued using the net asset value provided by the investment manager and invests in commercial mortgage-backed securities and non-agency residential mortgage-backed securities. The Company believes that the net asset values are the best information available for use in the fair value measurement of these funds. Hasbro’s major funded plan (the “Plan”) is a defined benefit pension plan intended to provide retirement benefits to participants in accordance with the benefit structure established by Hasbro, Inc. The Plan’s investment managers, who exercise full investment discretion within guidelines outlined in the Plan’s Investment Policy, are charged with managing the assets with the care, skill, prudence and diligence that a prudent investment professional in similar circumstance would exercise. Investment practices, at a minimum, must comply with the Employee Retirement Income Security Act (ERISA) and any other applicable laws and regulations.

The Plan’s asset allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the Plan’s liabilities. The shared long-term total return goal, presently 6.75%, includes income plus realized and unrealized gains and/or losses on the Plan’s assets. Utilizing generally accepted diversification techniques, the Plan’s assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the Plan’s long-term obligations to employees. The Company’s asset allocation includes alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies may use derivatives to gain market returns in an efficient and timely manner; however, derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investment strategies are included in other equity, total return fund and fixed income asset categories at December 25, 2016 and December 27, 2015. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

The Plans’ investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations of risk as related to investments in a single security, portfolio turnover and credit quality.

With the exception of the alternative investment strategies mentioned above, the Plan’s Investment Policy restricts the use of derivatives associated with leverage or speculation. In addition, the Investment Policy also restricts investments in securities issued by Hasbro, Inc. except through index-related strategies (e.g. an S&P 500 Index Fund) and/or commingled funds. In addition, unless specifically approved by the Investment Committee (which comprises members of management, established by the Board to manage and control pension plan assets), certain securities, strategies, and investments are ineligible for inclusion within the Plans.

The following is a detail of the components of the net periodic benefit cost for the three years ended December 25, 2016.

	2016	2015	2014
Components of Net Periodic Cost
Pension
Service cost	$2,100	1,918	1,824
Interest cost	16,106	15,683	16,209
Expected return on assets	(17,013)	(18,538)	(18,631)
Amortization of prior service cost	—	65	98
Amortization of actuarial loss	7,361	7,468	3,351
Curtailment/settlement losses	—	781	—

Net periodic benefit cost	$8,554	7,377	2,851

Postretirement
Service cost	$532	567	543
Interest cost	1,175	1,154	1,337
Amortization of actuarial (gain) loss	—	(304)	(457)
Curtailment gain	—	(3,842)	—

Net periodic benefit cost (income)	$1,707	(2,425)	1,423

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

See note 17 for additional information on the 2015 curtailment (gain) loss.

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2016	2015	2014
Pension
Weighted average discount rate	4.58%	4.22%	5.02%
Long-term rate of return on plan assets	6.75%	7.00%	7.00%
Postretirement
Discount rate	4.64%	4.49%	5.11%
Health care cost trend rate assumed for next year	7.00%	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020	2020

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 25, 2016 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 1.0%.

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

Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan for the next five years subsequent to 2016 and in the aggregate for the following five years are as follows:

	Pension	Postretirement
2017	$20,034	1,633
2018	20,108	1,593
2019	20,520	1,541
2020	20,995	1,497
2021	21,694	1,452
2022-2026	116,258	6,829

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 25, 2016 and December 27, 2015, the defined benefit plans had total projected benefit obligations of $118,492 and $112,799, respectively, and fair values of plan assets of $85,678 and $85,752, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $1,533, $2,769 and $3,363 in 2016, 2015 and 2014, respectively. In fiscal 2017, the Company expects amortization of $(36) of prior service costs, $1,281 of unrecognized net losses and $2 of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2016 and in the aggregate for the five years thereafter are as follows: 2017: $1,689; 2018: $1,910; 2019: $2,051; 2020: $2,219; 2021: $2,453; and 2022 through 2026: $15,963.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(15)    Leases

Hasbro occupies offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2016, 2015 and 2014 amounted to $52,585, $45,592 and $47,026, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2016 and in the aggregate thereafter are as follows: 2017: $37,061; 2018: $32,403; 2019: $28,535; 2020: $17,981; 2021: $11,293; and thereafter: $27,662.

All leases expire prior to the end of 2025. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2017.

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

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in years 2017 through 2021.

At December 25, 2016 and December 27, 2015, the notional amounts and fair values of assets (liabilities) for the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2016		2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$945,728	60,520	1,380,488	108,521
Sales	290,181	9,775	97,350	803
Royalties and Other	198,849	1,633	54,360	(1,886)

Total	$1,434,758	71,928	1,532,198	107,438

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 25, 2016 and December 27, 2015 as follows:

	2016	2015
Prepaid expenses and other current assets
Unrealized gains	$34,265	78,910
Unrealized losses	(2,075)	(5,932)

Net unrealized gain	$32,190	72,978

Other assets
Unrealized gains	$51,839	35,366
Unrealized losses	(792)	(710)

Net unrealized gain	$51,047	34,656

Accrued liabilities
Unrealized gains	$8,481	—
Unrealized losses	(19,790)	—

Net unrealized loss	$(11,309)	—

Other liabilities
Unrealized gains	$—	241
Unrealized losses	—	(437)

Net unrealized loss	$—	(196)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 as follows:

	2016	2015	2014
Consolidated Statements of Operations Classification
Cost of sales	$57,786	66,378	973
Sales	7,467	(9,219)	(3,741)
Royalties and other	(5,776)	(566)	(2,028)

Net realized gains (losses)	$59,477	56,593	(4,796)

In addition, net gains of $400, $1,169 and $62 were reclassified to earnings as a result of hedge ineffectiveness in 2016, 2015 and 2014, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of December 25, 2016 and December 27, 2015, the total notional amount of the Company’s undesignated derivative instruments was $268,308 and $341,389, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

At December 25, 2016 and December 27, 2015, the fair value of the Company’s undesignated derivative financial instruments are recorded in the consolidated balance sheets as follows:

	2016	2015
Prepaid expenses and other assets
Unrealized gains	$5,854	—
Unrealized losses	(1,197)	—

Net unrealized gain	$4,657	—

Accrued liabilities
Unrealized gains	$—	416
Unrealized losses	—	(1,460)

Net unrealized loss	$—	(1,044)

Total unrealized gain (losses)	$4,657	(1,044)

The Company recorded net gains (losses) of $32,524, $48,489 and $(32,106) on these instruments to other (income) expense, net for 2016, 2015 and 2014, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.

For additional information related to the Company’s derivative financial instruments see notes 2 and 12.

(17)    Sale of Manufacturing Operations

On August 30, 2015, the Company completed the sale of its manufacturing operations to Cartamundi NV (“Cartamundi”) for approximately $54,400, approximately $18,600 of which was received on the date of sale with the remainder to be paid in 5 annual installments. Under the terms of the purchase and sale agreement, Cartamundi acquired the inventory and property, plant and equipment related to manufacturing operations in East Longmeadow, MA and the common stock of the Company’s manufacturing subsidiary in Waterford, Ireland. Inclusive of this transaction and other related costs, the Company recognized a gain of $6,573 on the sale recorded in other (income) expense, net in the consolidated statements of operations for the year ending December 27, 2015. These operations were a component of the Company’s Global Operations segment.

In connection with this transaction, the Company also entered into a manufacturing services agreement under which Cartamundi will provide manufacturing services over a 5-year term. In connection with this agreement, the Company has agreed to minimum purchase commitments from Cartamundi over the term of the agreement. The Company and Cartamundi are also party to a warehousing agreement under which the Company leases designated warehouse space at the East Longmeadow, MA location, as well as a transition services agreement related to certain administrative functions each party is providing each other during a defined transition period. In connection with this transaction, the Company froze the benefits of one of its funded defined benefit pension plans covering union employees. In connection with these actions, the Company recognized a net curtailment benefit of $3,061 related to net prior service credits in the related defined benefit pension and postretirement plans. This benefit is recorded in selling, distribution and administration expenses in the consolidated statements of operations for the year ending December 27, 2015. The Company has retained the frozen defined benefit pension plans related to its former employees of its East Longmeadow, MA and Waterford, Ireland businesses.

(18)    Acquisition

On July 13, 2016, the Company acquired Boulder Media Limited (“Boulder”), an animation studio based in Dublin, Ireland. The consideration included an initial cash payment of approximately $13,177 and provisions for future earnout payments. Based on the Company’s analysis, goodwill in the amount of $11,821 was recorded.

(19)    Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $42,100 and $24,444 at December 25, 2016 and December 27, 2015, respectively.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 25, 2016, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2017: $66,574; 2018: $60,007; 2019: $49,366; 2020: $9,866; 2021: $9,866; and thereafter: $19,935. At December 25, 2016, the Company had $102,807 of prepaid royalties, $34,096 of which are included in prepaid expenses and other current assets and $68,711 of which are included in other assets.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company. The Company may be subject to additional royalty guarantees totaling $140,000 that are not included in the amounts above that may be payable during the next five years contingent upon the quantity and types of theatrical movie releases by the licensor.

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $78,310 and may range from approximately $6,700 to $8,600 per year during the period 2017 to 2021, and approximately $40,597 in aggregate for all years occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.

At December 25, 2016, the Company estimates payments related to inventory and tooling purchase commitments may total approximately $689,870, including contractual commitments under the manufacturing agreement with Cartamundi as follows: 2017: $111,565; 2018: $105,520; 2019: $99,475; and 2020: $78,768. For additional information about these commitments, see Note 17.

Hasbro is party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

(20)    Segment Reporting

Segment and Geographic Information

Hasbro is a global play and entertainment company with a broad portfolio of brands and entertainment properties spanning toys, games, licensed products ranging from traditional to high-tech and digital, and film and television entertainment. The Company’s segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment and Licensing, and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company’s Entertainment and Licensing segment includes the Company’s consumer products licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for sourcing finished products for the Company’s U.S. and Canada and International segments. During the third quarter of 2015, the Company sold its remaining manufacturing operations in East Longmeadow, Massachusetts and Waterford, Ireland.

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

Results shown for fiscal years 2016, 2015 and 2014 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2016
U.S. and Canada	$2,559,907	7,091	522,287	12,764	8,107	2,559,792
International	2,194,651	1,908	294,497	20,768	7,258	2,368,761
Entertainment and Licensing	265,205	23,220	49,876	9,869	13,072	692,898
Global Operations(a)	59	1,617,370	19,440	78,249	89,051	2,326,566
Corporate and eliminations(b)	—	(1,649,589)	(98,052)	32,820	37,412	(2,856,651)

Consolidated Total	$5,019,822	—	788,048	154,470	154,900	5,091,366

2015
U.S. and Canada	$2,225,518	5,339	430,707	14,946	3,508	2,654,270
International	1,971,875	15	255,365	20,434	7,029	2,345,847
Entertainment and Licensing	244,685	23,144	76,868	16,251	387	567,753
Global Operations(a)	5,431	1,583,665	12,022	70,794	83,304	2,410,142
Corporate and eliminations(b)	—	(1,612,163)	(83,029)	32,902	47,794	(3,257,295)

Consolidated Total	$4,447,509	—	691,933	155,327	142,022	4,720,717

2014
U.S. and Canada	$2,022,443	5,957	334,702	20,689	1,131	3,663,497
International	2,022,997	170	270,505	23,086	3,063	2,422,046
Entertainment and Licensing	219,465	22,401	60,550	21,827	807	783,878
Global Operations(a)	12,302	1,564,654	15,767	69,442	71,763	2,433,888
Corporate and eliminations(b)	—	(1,593,182)	(46,149)	22,922	36,624	(4,785,209)

Consolidated Total	$4,277,207	—	635,375	157,966	113,388	4,518,100

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.
(b)	Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and eliminations. Furthermore, Corporate and eliminations includes elimination of inter-company income statement transactions. One such example includes licensing and service arrangements with affiliates. Payments received in advance from affiliates are recognized as revenue and eliminated in consolidation as earned and payment becomes assured over the life of the contract. During 2016 and 2015, affiliate licensing and service fees of $283,078 and $265,595, respectively, that were received in 2015 and 2014, respectively, were recognized as revenue and eliminated in consolidation. Corporate and eliminations also includes the elimination of inter-company balance sheet amounts.

The following table represents consolidated International segment net revenues by major geographic region for the three fiscal years ended December 25, 2016.

	2016	2015	2014
Europe	$1,404,478	1,236,846	1,258,078
Latin America	463,638	426,109	463,512
Asia Pacific	326,535	308,920	301,407

Net revenues	$2,194,651	1,971,875	2,022,997

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following table presents consolidated net revenues by classes of principal products for the three fiscal years ended December 25, 2016.

	2016	2015	2014
Boys	$1,849,645	1,775,917	1,483,952
Games	1,387,077	1,276,532	1,259,782
Girls	1,193,877	798,240	1,022,633
Preschool	589,223	596,820	510,840

Net revenues	$5,019,822	4,447,509	4,277,207

Given the evolution of the Company’s business, with a focus on brands rather than individual products within a brand, as well as the development of the Company’s brands and its partners’ brands across the brand blueprint into products and entertainment that are enjoyed by girls and boys, beginning in 2017 the Company will report its revenues by brand portfolio: Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands. At that time the Company will cease providing a revenue breakdown by the historical categories, Boys, Games, Girls and Preschool. The following table presents consolidated net revenues by brand portfolio for the three fiscal years ended December 25, 2016.

	2016	2015	2014
Franchise brands	$2,327,668	2,285,414	2,345,128
Partner brands	1,412,770	1,101,305	654,057
Hasbro gaming	813,433	662,319	643,615
Emerging brands	465,951	398,471	634,407

Net revenues	$5,019,822	4,447,509	4,277,207

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location.

	2016	2015	2014
Net revenues
United States	$2,575,696	2,278,613	2,040,476
International	2,444,126	2,168,896	2,236,731

	5,019,822	4,447,509	4,277,207

Long-lived assets
United States	933,848	932,790	977,035
International	150,054	178,239	178,420

	$1,083,902	1,111,029	1,155,455

Principal international markets include Europe, Canada, Mexico, China, Latin America, Australia, and Hong Kong. Long-lived assets include property, plant and equipment, goodwill and other intangibles.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, amounted to 18%, 9% and 9%, respectively, of consolidated net revenues during 2016, 16%, 9% and 9%, respectively, of consolidated net revenues during 2015 and 16%, 9% and 8%, respectively, of consolidated net revenues during 2014. These sales were primarily within the U.S. and Canada segment.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(21)     Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2016
Net revenues	$831,180	878,945	1,679,757	1,629,940	5,019,822
Operating profit	85,916	84,874	362,101	255,157	788,048
Earnings before income taxes	59,213	67,020	346,324	219,932	692,489
Net earnings	46,971	49,419	256,162	180,599	533,151
Net earnings attributable to Hasbro, Inc.	48,751	52,106	257,798	192,725	551,380

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$0.39	0.42	2.05	1.54	4.40
Diluted	0.38	0.41	2.03	1.52	4.34
Market price
High	$78.94	87.63	87.94	86.25	87.94
Low	66.96	77.80	76.16	77.27	66.96
Cash dividends declared	$0.51	0.51	0.51	0.51	2.04

	Quarter
	First	Second	Third	Fourth	Full Year
2015
Net revenues	$713,500	797,658	1,470,997	1,465,354	4,447,509
Operating profit	54,205	75,500	303,527	258,701	691,933
Earnings before income taxes	34,315	53,646	284,617	231,337	603,915
Net earnings	25,821	40,282	206,375	174,394	446,872
Net earnings attributable to Hasbro, Inc.	26,667	41,809	207,599	175,763	451,838

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$0.21	0.33	1.66	1.41	3.61
Diluted	0.21	0.33	1.64	1.39	3.57
Market price
High	$63.47	78.91	84.42	79.93	84.42
Low	51.42	61.13	60.38	64.91	51.42
Cash dividends declared	$0.46	0.46	0.46	0.46	1.84

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 25, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 25, 2016. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013)”. Based on this assessment, Hasbro’s management concluded that, as of December 25, 2016, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

We have audited Hasbro, Inc.’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hasbro, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, comprehensive earnings, cash flows and shareholders’ equity and redeemable noncontrolling interests for each of the fiscal years in the three-year period ended December 25, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island

February 22, 2017

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 25, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits

(1) Consolidated Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 25, 2016 and December 27, 2015

Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2016, 2015 and 2014

Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the Three Fiscal Years Ended in December 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

Included in PART IV of this report:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statement Schedule

For the Three Fiscal Years Ended in December 2016, 2015 and 2014:

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

Item 16.	Form 10-K Summary.

Not applicable.

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 6, 2014, File No. 1-6682.)
	(f)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 5, 2015, File No. 1-6682.)
	(g)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 10, 2015, File No. 1-6682.)
	(h)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(i)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
	(f)	Fourth Supplemental Indenture, dated as of May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2014, File No. 1-6682.)
10.	Material Contracts
	(a)	Amended and Restated Revolving Credit Agreement, dated as of March 30, 2015, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2015, File No. 1-6682.)

Exhibit
	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(d)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(e)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(f)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(g)	Amendment, dated July 19, 2013, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013, File No. 1-6682.)
	(h)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(i)	Amended and Restated Hub Television Networks LLC Limited Liability Company Agreement, as amended September 23, 2014, between the Company, Discovery Communications, LLC, Hub Television Networks LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2014, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(j)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.)
	(k)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(l)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(m)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(n)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(o)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(p)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

Exhibit
	(q)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(r)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(s)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(t)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(u)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix B to the definitive proxy statement for its 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(v)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2009 Annual Meeting of Shareholders, File No. 1-6682.)
	(w)	Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2010 Annual Meeting of Shareholders, File No. 1-6682.)
	(x)	Third Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, File No. 1-6682.)
	(y)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2016, File No. 1-6682.)
	(z)	Form of Fair Market Value Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2016, File No. 1-6682.)
	(aa)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2016, File No. 1-6682.)
	(bb)	Form of Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2016, File No. 1-6682.)
	(cc)	Form of Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2016, File No. 1-6682.)
	(dd)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(ee)	Hasbro, Inc. 2016 Performance Rewards Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 26, 2016, File No. 1-6682.)
	(ff)	Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
	(gg)	Amendment, dated August 5, 2014, to Amended and Restated Employment Agreement, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 6, 2014, File No. 1-6682.)
	(hh)	Amendment, dated December 15, 2016, to Amended and Restated Employment Agreement between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 20, 2016, File No. 1-6682.)

Exhibit
	(ii)	Letter Agreement between the Company and Wiebe Tinga, dated March 4, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, file No. 1-6682.)
	(jj)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
	(kk)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
	(ll)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
	(mm)	Third Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld effective as of November 1, 2013. (Incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2013, File No. 1-6682.)
	(nn)	Hasbro, Inc. 2014 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix D to the Company’s definitive proxy statement for its 2014 Annual Meeting of Shareholders, File No. 1-6682.)
	(oo)	Form of Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Duncan Billing, John Frascotti, Wiebe Tinga and Deborah Thomas and certain other employees of the Company.) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 27, 2016, File No. 1-6682.)
	(qq)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)
	(rr)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
12.		Statement re computation of ratios.
21.		Subsidiaries of the registrant.
23.		Consent of KPMG LLP.
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hasbro, Inc.:

Under date of February 22, 2017, we reported on the consolidated balance sheets of Hasbro, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interests for each of the fiscal years in the three-year period ended December 25, 2016, as contained in the annual report on Form 10-K for the fiscal year ended December 25, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts included in the Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Providence, Rhode Island

February 22, 2017

Valuation and Qualifying Accounts

Fiscal Years Ended in December

(Thousands of Dollars)

	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other	Balance at End of Year
Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2016	$14,900	19,500	—	(17,600)	$16,800

2015	$15,900	2,400	—	(3,400)	$14,900

2014	$19,000	800	—	(3,900)	$15,900

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.

(Registrant)

By:	/s/ Brian D. Goldner	Date: February 22, 2017
Brian D. Goldner
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian D. Goldner Brian D. Goldner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2017

/s/ Deborah M. Thomas Deborah M. Thomas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2017

/s/ Basil L. Anderson	Director	February 22, 2017
Basil L. Anderson

/s/ Alan R. Batkin	Director	February 22, 2017
Alan R. Batkin

/s/ Kenneth A. Bronfin	Director	February 22, 2017
Kenneth A. Bronfin

/s/ Michael R. Burns	Director	February 22, 2017
Michael R. Burns

/s/ Hope F. Cochran	Director	February 22, 2017
Hope F. Cochran

/s/ Sir Crispin Davis	Director	February 22, 2017
Sir Crispin Davis

/s/ Lisa Gersh	Director	February 22, 2017
Lisa Gersh

/s/ Alan G. Hassenfeld	Director	February 22, 2017
Alan G. Hassenfeld

/s/ Tracy A. Leinbach	Director	February 22, 2017
Tracy A. Leinbach

/s/ Edward M. Philip	Director	February 22, 2017
Edward M. Philip

/s/ Richard S. Stoddart	Director	February 22, 2017
Richard S. Stoddart

/s/ Mary Beth West	Director	February 22, 2017
Mary Beth West

/s/ Linda K. Zecher	Director	February 22, 2017
Linda K. Zecher