Form 10-Q
period 2017-04-02
HASBRO INC
filed 2017-05-10
CIK 46080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________

FORM 10-Q

______________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 24, 2017 was 125,003,385.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	April 2,	March 27,	December 25,
	2017	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$1,463,081	1,095,880	1,282,285
Accounts receivable, less allowance for doubtful accounts of $13,200,
$31,100 and $16,800	676,945	670,663	1,319,963
Inventories	416,232	461,734	387,675
Prepaid expenses and other current assets	243,475	295,806	237,684
Total current assets	2,799,733	2,524,083	3,227,607

Property, plant and equipment, less accumulated depreciation of $392,900,
$365,600 and $383,700	270,023	241,253	267,398

Other assets
Goodwill	570,937	592,793	570,555
Other intangibles, net, accumulated amortization of $883,900, $850,000
and $876,000	238,069	272,116	245,949
Other	767,108	734,450	779,857
Total other assets	1,576,114	1,599,359	1,596,361

Total assets	$4,645,870	4,364,695	5,091,366

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS
AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$65,294	89,000	172,582
Current portion of long-term debt	349,814	-	349,713
Accounts payable	241,214	176,665	319,525
Accrued liabilities	545,492	502,708	776,039
Total current liabilities	1,201,814	768,373	1,617,859

Long-term debt	1,198,896	1,547,434	1,198,679
Other liabilities	393,516	402,346	389,388
Total liabilities	2,794,226	2,718,153	3,205,926

Redeemable noncontrolling interests	-	39,152	22,704

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none
issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued
209,694,630 at April 2, 2017, March 27, 2016,
and December 25, 2016	104,847	104,847	104,847
Additional paid-in capital	1,008,737	906,211	985,418
Retained earnings	4,145,469	3,837,372	4,148,722
Accumulated other comprehensive loss	(197,171)	(164,353)	(194,570)
Treasury stock, at cost; 84,685,145 shares at April 2, 2017; 84,829,514
shares at March 27, 2016; and 85,207,677 shares at December 25, 2016	(3,210,238)	(3,076,687)	(3,181,681)
Total shareholders' equity	1,851,644	1,607,390	1,862,736

Total liabilities, redeemable noncontrolling interests and
shareholders' equity	$4,645,870	4,364,695	5,091,366

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended
	April 2,	March 27,
	2017	2016
Net revenues	$849,663	831,180
Costs and expenses:
Cost of sales	306,082	290,240
Royalties	64,380	69,969
Product development	62,586	57,164
Advertising	80,936	79,859
Amortization of intangibles	7,881	8,691
Program production cost amortization	5,570	6,186
Selling, distribution and administration	243,885	233,155
Total costs and expenses	771,320	745,264
Operating profit	78,343	85,916
Non-operating (income) expense:
Interest expense	24,456	24,044
Interest income	(5,564)	(2,213)
Other (income) expense, net	(11,386)	4,872
Total non-operating expense, net	7,506	26,703
Earnings before income taxes	70,837	59,213
Income tax expense	2,238	12,242
Net earnings	68,599	46,971
Net loss attributable to noncontrolling interests	-	(1,780)
Net earnings attributable to Hasbro, Inc.	$68,599	48,751

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$0.55	0.39
Diluted	$0.54	0.38
Cash dividends declared per common share	$0.57	0.51

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	April 2,	March 27,
	2017	2016
Net earnings	$68,599	46,971
Other comprehensive earnings (loss):
Foreign currency translation adjustments	24,673	12,140
Net losses on cash flow hedging activities, net of tax	(23,317)	(15,786)
Unrealized holding (losses) gains on available-for-sale securities,
net of tax	(31)	1,680
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(5,374)	(17,561)
Unrecognized pension and postretirement amounts	1,448	1,175
Total other comprehensive loss, net of tax	(2,601)	(18,352)
Comprehensive earnings	65,998	28,619
Comprehensive loss attributable to noncontrolling interests	-	(1,780)
Comprehensive earnings attributable to Hasbro, Inc.	$65,998	30,399

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	April 2,	March 27,
	2017	2016
Cash flows from operating activities:
Net earnings	$68,599	46,971
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	27,702	25,126
Amortization of intangibles	7,881	8,691
Program production cost amortization	5,570	6,186
Deferred income taxes	13,428	9,466
Stock-based compensation	10,844	11,973
Change in operating assets and liabilities net of acquired and disposed balances:
Decrease in accounts receivable	660,253	547,154
Increase in inventories	(21,377)	(73,238)
Increase in prepaid expenses and other current assets	(7,200)	(32,032)
Program production costs	(11,738)	(11,619)
Decrease in accounts payable and accrued liabilities	(342,533)	(218,471)
Other	499	(6,928)
Net cash provided by operating activities	411,928	313,279
Cash flows from investing activities:
Additions to property, plant and equipment	(30,243)	(31,218)
Other	(781)	3,626
Net cash utilized by investing activities	(31,024)	(27,592)
Cash flows from financing activities:
Net repayments of other short-term borrowings	(107,336)	(75,526)
Purchases of common stock	(19,312)	(33,710)
Stock-based compensation transactions	9,743	8,153
Dividends paid	(63,404)	(57,406)
Payments related to tax withholding for share-based compensation	(31,391)	(13,600)
Other	-	762
Net cash utilized by financing activities	(211,700)	(171,327)
Effect of exchange rate changes on cash	11,592	4,770
Increase in cash and cash equivalents	180,796	119,130
Cash and cash equivalents at beginning of year	1,282,285	976,750
Cash and cash equivalents at end of period	$1,463,081	1,095,880

Supplemental information
Cash paid during the period for:
Interest	$31,446	31,066
Income taxes	$31,571	34,332

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of April 2, 2017 and March 27, 2016, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarter ended April 2, 2017 was a 14-week period. The quarter ended March 27, 2016 was a 13-week period.

The results of operations for the quarter are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2016 period representative of those actually experienced for the full year 2016.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the fiscal year ended December 25, 2016 in its Annual Report on Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 25, 2016 with the exception of the accounting policy related to stock compensation.  During the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU includes provisions intended to simplify how share-based payments are accounted for and presented in the financial statements including:

•          Prospectively, the requirement to record all of the tax effects related to share-based payments at settlement through the income statement.  During the first quarter of 2017, excess tax benefits of $13,994 were recorded to income tax expense.

•          A requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows.  Previously, these amounts were reported as a cash inflow from financing activities.  The Company elected to apply this requirement of the standard retrospectively.  Accordingly, the cash flow statement for the quarter ended March 27, 2016 has been restated to include $6,056 of cash flows from excess tax benefits, previously included as financing activities, in operating activities with other income tax cash flows.  For the first quarter of 2017 excess tax benefits of $13,994 were reported as operating activities.

•          A requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows.  Prior to adoption of ASU 2016-09, these cash flows were included as operating activities. This change was required to be applied on a retrospective basis and as a result, the Company has restated the consolidated statement of cash flows for the quarter ended March 27, 2016. This change resulted in payments of $13,600 for the quarter ended March 27, 2016 being included in financing activities.  For the first quarter of 2017, such payments amounted to $31,391.

•          Entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards choosing either to estimate forfeitures as previously required or recognize forfeitures as they occur. The Company elected to change its method of accounting for forfeitures from estimating the number of stock-based awards expected to vest, to accounting for forfeitures as they occur which resulted in a one-time charge, net of tax, of $0.7 million to retained earnings. Based upon the Company’s history of forfeitures, it is not expected that this election will have a material impact on its financial statements going forward however, as any impact will be based on future forfeitures, the actual impact could differ from the Company’s expectation.

Through 2016, the Company had one investment with a redeemable noncontrolling interest which was the Company’s 70% majority interest in Backflip Studios, LLC (“Backflip”). During the first quarter of 2017, the Company acquired the remaining 30% of Backflip for no additional consideration, making it a wholly-owned subsidiary of the Company.

(2) Earnings Per Share

Net earnings per share data for the quarters ended April 2, 2017 and March 27, 2016 were computed as follows:

	2017		2016
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$68,599	68,599	48,751	48,751

Average shares outstanding	125,182	125,182	125,266	125,266
Effect of dilutive securities:
Options and other share-based awards	-	2,047	-	1,682
Equivalent Shares	125,182	127,229	125,266	126,948

Net earnings attributable to Hasbro, Inc. per common share	$0.55	0.54	0.39	0.38

For the quarters ended April 2, 2017 and March 27, 2016, options and restricted stock units totaling 638 and 492, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters ended April 2, 2017 and March 27, 2016.

	Quarter Ended
	April 2,	March 27,
	2017	2016

Other comprehensive earnings (loss), tax effect:
Tax benefit on cash flow hedging activities	$5,310	3,256
Tax benefit (expense) on unrealized holding gains	18	(953)
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(369)	1,749
Tax benefit on unrecognized pension and postretirement
amounts reclassified to the consolidated statements of operations	(822)	(667)
Total tax effect on other comprehensive earnings	$4,137	3,385

Changes in the components of accumulated other comprehensive loss for the quarters ended April 2, 2017 and March 27, 2016 are as follows:

			Unrealized
			Holding
			(Losses)		Total
		Gains	Gains on	Foreign	Accumulated
	Pension and	(Losses) on	Available-	Currency	Other
	Postretirement	Derivative	for-Sale	Translation	Comprehensive
	Amounts	Instruments	Securities	Adjustments	Earnings (Loss)
2017
Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)
Current period other comprehensive earnings (loss)	1,448	(28,691)	(31)	24,673	(2,601)
Balance at April 2, 2017	$(116,953)	22,394	1,393	(104,005)	(197,171)

2016
Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)
Current period other comprehensive earnings (loss)	1,175	(33,347)	1,680	12,140	(18,352)
Balance at March 27, 2016	$(101,756)	45,970	2,938	(111,505)	(164,353)

At April 2, 2017, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $40,301 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the first quarter of 2017 or forecasted to be purchased during the remainder of 2017 and, to a lesser extent, 2018 through 2021, intercompany expenses expected to be paid or received during 2017 and 2018, cash receipts for sales made at the end of the first quarter of 2017 or forecasted to be made in the remainder of 2017 and, to a lesser extent, 2018 through 2019. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due in 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At April 2, 2017, deferred losses, net of tax of $17,907 related to these instruments remained in AOCE. For the quarters ended April 2, 2017 and March 27, 2016, losses of $484 and $450, respectively, were reclassified from AOCE to net earnings.

Of the amount included in AOCE at April 2, 2017, the Company expects net gains of approximately $5,555 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At April 2, 2017, March 27, 2016 and December 25, 2016, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at April 2, 2017, March 27, 2016 and December 25, 2016 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of April 2, 2017, March 27, 2016 and December 25, 2016 are as follows:

	April 2, 2017		March 27, 2016		December 25, 2016
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value	Cost	Value
6.35% Notes Due 2040	$500,000	597,150	500,000	560,900	500,000	584,850
6.30% Notes Due 2017	350,000	357,385	350,000	370,965	350,000	361,900
5.10% Notes Due 2044	300,000	306,570	300,000	287,610	300,000	297,600
3.15% Notes Due 2021	300,000	305,490	300,000	302,880	300,000	300,450
6.60% Debentures Due 2028	109,895	125,390	109,895	122,456	109,895	123,984
Total long-term debt	$1,559,895	1,691,985	1,559,895	1,644,811	1,559,895	1,668,784
Less: Current portion	350,000	357,385	-	-	350,000	361,900
Less: Deferred debt expenses	10,999	-	12,461	-	11,216	-
Long-term debt	$1,198,896	1,334,600	1,547,434	1,644,811	1,198,679	1,306,884

Current portion of long-term debt at April 2, 2017 and December 25, 2016 of $349,814 and $349,713, respectively, as shown on the consolidated balance sheet represents the $350,000 principal of 6.30% notes less $186 and $287, respectively, of deferred debt expenses.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At April 2, 2017, March 27, 2016 and December 25, 2016, these investments totaled $23,603, $22,665 and $23,571, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $631 and $83 on these investments in other (income) expense, net for the quarters ended April 2, 2017 and March 27, 2016, respectively, related to the change in fair value of such instruments.

At April 2, 2017, March 27, 2016 and December 25, 2016, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
April 2, 2017
Assets:
Available-for-sale securities	$3,687	3,687	-	-
Derivatives	56,017	-	56,017	-
Total assets	$59,704	3,687	56,017	-

Liabilities:
Derivatives	$20,595	-	20,595	-
Option agreement	28,710	-	-	28,710
Total liabilities	$49,305	-	20,595	28,710

March 27, 2016
Assets:
Available-for-sale securities	$6,109	6,109	-	-
Derivatives	69,720	-	69,720	-
Total assets	$75,829	6,109	69,720	-

Liabilities:
Derivatives	$3,932	-	3,932	-
Option agreement	27,920	-	-	27,920
Total liabilities	$31,852	-	3,932	27,920

December 25, 2016
Assets:
Available-for-sale securities	$3,736	3,736	-	-
Derivatives	87,894	-	87,894	-
Total assets	$91,630	3,736	87,894	-

Liabilities:
Derivatives	$11,309	-	11,309	-
Option agreement	28,770	-	-	28,770
Total Liabilities	$40,079	-	11,309	28,770

Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at April 2, 2017, March 27, 2016 and December 25, 2016, is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the three-month period ended April 2, 2017.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2017	2016
Balance at beginning of year	$(28,770)	(28,360)
Gain from change in fair value	60	440
Balance at end of first quarter	$(28,710)	(27,920)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At April 2, 2017, March 27, 2016 and December 25, 2016, these investments had fair values of $23,603, $22,665 and $23,571, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended April 2, 2017 and March 27, 2016 are as follows:

	Quarter Ended
	Pension		Postretirement
	April 2,	March 27,	April 2,	March 27,
	2017	2016	2017	2016
Service cost	$952	998	172	132
Interest cost	4,725	4,606	295	294
Expected return on assets	(6,281)	(5,507)	-	-
Net amortization and deferrals	2,694	2,132	-	-
Net periodic benefit cost	$2,090	2,229	467	426

During the three months ended April 2, 2017, the Company made cash contributions to its defined benefit pension plans of approximately $700 in the aggregate. The Company expects to contribute approximately $27,900 during the remainder of fiscal 2017.

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

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2017 through 2021.

At April 2, 2017, March 27, 2016 and December 25, 2016, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	April 2, 2017		March 27, 2016		December 25, 2016
	Notional	Fair	Notional	Fair	Notional	Fair
Hedged transaction	Amount	Value	Amount	Value	Amount	Value
Inventory purchases	$974,235	35,711	1,277,977	69,748	945,728	60,520
Sales	423,828	1,083	82,072	258	290,181	9,775
Royalties and Other	324,008	(1,345)	270,207	(4,077)	198,849	1,633
Total	$1,722,071	35,449	1,630,256	65,929	1,434,758	71,928

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at April 2, 2017, March 27, 2016 and December 25, 2016 as follows:

	April 2,	March 27,	December 25,
	2017	2016	2016
Prepaid expenses and other current assets
Unrealized gains	$23,241	53,774	34,265
Unrealized losses	(3,204)	(6,890)	(2,075)
Net unrealized gain	$20,037	46,884	32,190

Other assets
Unrealized gains	$39,032	26,454	51,839
Unrealized losses	(3,052)	(3,618)	(792)
Net unrealized gains	$35,980	22,836	51,047

Accrued liabilities
Unrealized gains	$9,041	1,900	8,481
Unrealized losses	(28,591)	(3,086)	(19,790)
Net unrealized loss	$(19,550)	(1,186)	(11,309)

Other liabilities
Unrealized gains	$149	1,349	-
Unrealized losses	(1,167)	(3,954)	-
Net unrealized loss	$(1,018)	(2,605)	-

Net gains on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended April 2, 2017 and March 27, 2016 as follows:

	Quarter Ended
	April 2,	March 27,
	2017	2016
Statements of Operations Classification
Cost of sales	$9,874	15,698
Sales	541	98
Other	31	7
Net realized gains	$10,446	15,803

In addition, (losses) gains of $(4,958) and $3,957 were reclassified to earnings as a result of hedge ineffectiveness for the quarters ended April 2, 2017 and March 27, 2016, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  As of April 2, 2017, March 27, 2016 and December 25, 2016 the total notional amounts of the Company's undesignated derivative instruments were $62,806, $88,862 and $268,308, respectively.

At April 2, 2017, March 27, 2016 and December 25, 2016, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	April 2,	March 27,	December 25,
	2017	2016	2016
Prepaid expenses and other current assets
Unrealized gains	$-	-	5,854
Unrealized losses	-	-	(1,197)
Net unrealized gain	$-	-	4,657

Accrued liabilities
Unrealized gains	$289	321	-
Unrealized losses	(316)	(462)	-
Net unrealized loss	$(27)	(141)	-

Total unrealized (loss) gain, net	$(27)	(141)	4,657

The Company recorded net gains of $3,581 and $3,255 on these instruments to other (income) expense, net for the quarters ended April 2, 2017 and March 27, 2016, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2017, nor were those of the comparable 2016 period representative of those actually experienced for the full year 2016. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters ended April 2, 2017 and March 27, 2016 are as follows:

	Quarter Ended
	April 2, 2017		March 27, 2016
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$451,577	2,391	443,648	1,444
International	345,281	-	345,037	-
Entertainment and Licensing	52,729	3,502	42,495	4,701
Global Operations (a)	76	260,229	-	297,189
Corporate and Eliminations	-	(266,122)	-	(303,334)
	$849,663	-	831,180	-

	Quarter Ended
	April 2,	March 27,
Operating profit (loss)	2017	2016
U.S. and Canada	$64,754	78,335
International	544	2,853
Entertainment and Licensing	11,346	5,442
Global Operations (a)	833	3,444
Corporate and Eliminations (b)	866	(4,158)
	$78,343	85,916

	April 2,	March 27,	December 25,
Total assets	2017	2016	2016
U.S. and Canada	$2,618,808	2,751,504	2,559,792
International	1,964,343	1,983,747	2,368,761
Entertainment and Licensing	763,988	614,003	692,898
Global Operations	2,218,817	2,423,811	2,326,566
Corporate and Eliminations (b)	(2,920,086)	(3,408,370)	(2,856,651)
	$4,645,870	4,364,695	5,091,366

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and Eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and Eliminations because allocations are translated from the US Dollar to local currency at budget rates when recorded. Corporate and Eliminations also includes the elimination of inter-company balance sheet amounts.

The following table represents consolidated International segment net revenues by major geographic region for the quarters ended April 2, 2017 and March 27, 2016.

	Quarter Ended
	April 2,	March 27,
	2017	2016
Europe	$216,120	224,123
Latin America	64,756	55,596
Asia Pacific	64,405	65,318
Net revenues	$345,281	345,037

The following table presents consolidated net revenues by brand portfolio for the quarters ended April 2, 2017 and March 27, 2016.

	Quarter Ended
	April 2,	March 27,
	2017	2016
Franchise Brands	$423,603	416,374
Partner Brands	212,962	258,225
Hasbro Gaming	142,913	100,228
Emerging Brands	70,185	56,353
Total	$849,663	831,180

Hasbro's total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $253,289 for the first quarter of 2017, up 10%, from revenues of $231,147 for the first quarter of 2016.  Hasbro believes its gaming portfolio is a competitive differentiator and views it in its entirety.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities, plans and strategies, financial goals, cost savings and efficiency enhancing initiatives and expectations for achieving the Company's financial goals and other objectives. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 25, 2016, for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

EXECUTIVE SUMMARY

Hasbro, Inc. ("Hasbro" or the "Company") is a global play and entertainment company dedicated to Creating the World's Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including Franchise Brands LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as Partner Brands. From toys and games to television, motion pictures, digital gaming and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company's wholly-owned Hasbro Studios and its film label, Allspark Pictures, create entertainment brand-driven storytelling across mediums, including television, film, digital and more.

These elements are executed globally in alignment with Hasbro's strategic plan, its brand blueprint.  At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories and distribution of television programming and motion pictures based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and lifestyle products. Hasbro also leverages its competencies to develop and market products based on well-known licensed partner’s brands including, but not limited to, BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN, DISNEY’S DESCENDANTS, MARVEL, SESAME STREET, STAR WARS, DREAMWORKS’ TROLLS and YO-KAI WATCH. MARVEL, STAR WARS, DISNEY PRINCESS, DISNEY FROZEN and DISNEY’S DECENDANTS are owned by The Walt Disney Company.

The Company's business is separated into three principal business segments: U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment and Licensing segment includes the Company's consumer products licensing, digital licensing and gaming, and movie and television entertainment operations. In addition to these three primary segments, the Company's product sourcing operations are managed through its Global Operations segment.

First quarter 2017 highlights:

·           First quarter net revenues grew 2% to $849.7 million from $831.2 million in the first quarter of 2016.

·           2017 first quarter net revenues from the U.S. and Canada segment increased 2% compared to the first quarter of 2016 while net revenues from the International segment remained flat. International segment net revenues were positively impacted by $3.0 million in the first quarter 2017 by foreign currency exchange. Entertainment and Licensing segment net revenues increased 24% in the first quarter of 2017 compared to the same period in 2016.

·           Net revenues from Franchise Brands, Hasbro Gaming and Emerging Brands categories increased 2%, 43% and 24%, respectively, during the first quarter of 2017 compared to the first quarter of 2016, while Partner Brands category net revenues were down 18% for the quarter.

·           Net earnings increased 41% to $68.6 million or $0.54 per diluted share which includes a $0.11 per diluted share benefit as compared to the same period in 2016 due to the adoption of Accounting Standards Update No. 2016-09.

·           Operating profit decreased 9% in the first quarter of 2017 compared to the first quarter of 2016. Contributing to operating profit declines in the quarter were higher overhead expenses due to an extra week of expenses without a comparable revenue increase.

As of December 2016, the Company owned a 70% majority stake in Backflip Studios, LLC (“Backflip”), a mobile game developer, and in January 2017, the Company increased its ownership to 100% making it a wholly owned subsidiary.

The Company is committed to returning excess cash to its shareholders through dividends and share repurchases. The Company seeks to return cash to its shareholders through the payment of quarterly dividends. Hasbro increased the quarterly dividend rate from $0.51 per share to $0.57 per share effective for the dividend scheduled for payment on May 15, 2017. In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2015, the Company's Board of Directors (the "Board") adopted eight successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,825 million. The eighth authorization was approved in February 2015 for $500 million. During the first quarter of 2017, Hasbro repurchased approximately 0.2 million shares at a total cost of $18.1 million, at an average price of $82.80 per share. At April 2, 2017, the Company had $309.9 million remaining under this authorization. Share repurchases are subject to market conditions, the availability of funds and other uses of funds.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters ended April 2, 2017 and March 27, 2016.

	Quarter Ended
	April 2,	March 27,
	2017	2016
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	36.0	34.9
Royalties	7.6	8.4
Product development	7.4	6.9
Advertising	9.5	9.6
Amortization of intangibles	0.9	1.0
Program production cost amortization	0.7	0.7
Selling, distribution and administration	28.7	28.1
Operating profit	9.2	10.3
Interest expense	2.9	2.9
Interest income	(0.7)	(0.3)
Other (income) expense, net	(1.3)	0.6
Earnings before income taxes	8.3	7.1
Income tax expense	0.3	1.5
Net earnings	8.1	5.7
Net loss attributable to noncontrolling interests	-	(0.2)
Net earnings attributable to Hasbro, Inc.	8.1%	5.9%

RESULTS OF OPERATIONS – CONSOLIDATED

The quarter ended April 2, 2017 was a 14-week period while the quarter ended March 27, 2016 was a 13-week period. Net earnings and net earnings attributable to Hasbro, Inc. increased to $68.6 million for the quarter ended April 2, 2017, from $47.0 million and $48.8 million, respectively, for the comparable period of 2016.  During the first quarter of 2017, the Company acquired the remaining 30% interest in Backflip Studios making it a wholly-owned subsidiary. Diluted earnings per share increased to $0.54 in the first quarter of 2017 from $0.38 in the first quarter of 2016. Net earnings during the first quarter of 2017 included a $0.11 per diluted share benefit due to the adoption of Accounting Standards Update No. 2016-09.

The following table presents net revenues by brand portfolio for the quarters ended April 2, 2017 and March 27, 2016.

	Quarter Ended
	April 2,	March 27,	%
	2017	2016	Change
Franchise Brands	$423.6	416.4	2%
Partner Brands	213.0	258.2	-18%
Hasbro Gaming	142.9	100.2	43%
Emerging Brands	70.2	56.4	25%
Total	$849.7	831.2	2%

FRANCHISE BRANDS: Net revenues in the Franchise Brands' category increased 2% in the first quarter of 2017 compared to 2016.  Higher net revenues from NERF, TRANSFORMERS and, to a lesser extent, MONOPOLY products contributed to the increase.  These increases were partially offset by lower first quarter 2017 net revenues from MAGIC: THE GATHERING, MY LITTLE PONY, PLAY-DOH and LITTLEST PET SHOP products.

PARTNER BRANDS: Net revenues from the Partner Brands’ category decreased 18% in the first quarter of 2017 compared to the first quarter of 2016.  Revenue growth from DREAMWORKS’ TROLLS, BEYBLADE and the Company’s DISNEY PRINCESS products were more than offset by expected declines in net revenues from STAR WARS and MARVEL products ahead of planned theatrical releases later in 2017.  In addition, lower net revenues from DISNEY FROZEN and DISNEY’S DECENDANTS products also contributed to the decline.

HASBRO GAMING: Net revenues in the Hasbro Gaming category increased 43% in the first quarter of 2017 compared to 2016.  Higher net revenues from DUNGEONS & DRAGONS, BOP-IT, PIE FACE and other Hasbro Gaming products in addition to revenue from new games, SPEAK OUT, TOILET TROUBLE and FANTASTIC GYMNASTICS products, were offset by slightly lower net revenues from LIFE and JENGA products.

Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $253.3 million for the first quarter 2017, up 10%, versus $231.1 million in the first quarter 2016.  Hasbro believes its gaming portfolio is a competitive differentiator and views it in its entirety.

EMERGING BRANDS: Net revenues from the Emerging Brands’ category increased 25% during the first quarter of 2017 compared to the same period in 2016 primarily related to higher sales of BABY ALIVE products as well as higher net revenues from FURREAL FRIENDS products. These increases were partially offset by lower net revenues from other core products.

Operating profit for the quarter ended April 2, 2017 decreased 9% to $78.3 million, or 9.2% of net revenues, down from $85.9 million, or 10.3% of net revenues, for the quarter ended March 27, 2016. Contributing to operating profit declines in the quarter were higher overhead expenses due to an extra week of expenses without a comparable revenue increase. These increases were partially offset by lower royalty expenses as a result of decreased revenues from Partner Brands and lower intangible and programming amortization expenses.

SEGMENT RESULTS

Most of the Company's revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment.  The results of these operations are discussed in detail below.

First Quarter of 2017

The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended April 2, 2017 and March 27, 2016.

	Quarter Ended
	April 2,	March 27,	%
	2017	2016	Change
Net Revenues
U.S. and Canada segment	$451.6	443.6	2%
International segment	345.3	345.0	0%
Entertainment and Licensing segment	52.7	42.5	24%

Operating Profit
U.S. and Canada segment	$64.8	78.3	-17%
International segment	0.5	2.9	-81%
Entertainment and Licensing segment	11.3	5.4	108%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the quarter ended April 2, 2017 increased 2% compared to 2016.  Foreign currency translation did not have a significant impact on this segment's net revenues. In the first quarter of 2017, higher net revenues from the Hasbro Gaming and Emerging Brands categories more than offset lower net revenues from the Partner Brands category and to a lesser extent, the Franchise Brands category.

The Franchise Brands’ category benefited from higher net revenues from NERF and TRANSFORMERS products which were more than offset by lower net revenues from MAGIC: THE GATHERING, MY LITTLE PONY, PLAY-DOH and LITTLEST PET SHOP products.  Partner Brands’ category net revenues decreased primarily as a result of lower net revenues from STAR WARS, YO-KAI WATCH, MARVEL, DISNEY FROZEN and DISNEYS’ DECENDANTS products. These decreases were partially offset by higher net revenues from DREAMWORKS’ TROLLS, the introduction of a new line of BEYBLADE products and the Company’s DISNEY PRINCESS  fashion and small dolls. In the Hasbro Gaming category, higher net revenues from DUNGEONS & DRAGONS, BOP-IT, PIE FACE, SPEAK-OUT and certain other Hasbro Gaming Brands’ products contributed to growth in addition to revenues from the launch of several new games during the first quarter.  In the Emerging Brands’ category net revenues grew primarily due to increased net revenues from BABY ALIVE and, to a lesser extent, FURREAL FRIENDS products.

U.S. and Canada segment operating profit declined 17% for the quarter ended April 2, 2017 to $64.8 million, or 14.3% of segment net revenues, compared to $78.3 million, or 17.7% of segment net revenues, for the quarter ended March 27, 2016. Operating profit decreased due to higher closeout price adjustments, less favorable product mix, such as expected declines in revenues from higher margin products, such as Franchise Brand MAGIC: THE GATHERING, and certain higher expenses including higher overhead expenses resulting from the additional week in the first quarter of 2017, higher advertising expense, and higher compensation expense.

International Segment

International segment net revenues remained relatively flat at $345.3 for the quarter ended April 2, 2017 from $345.0 million for the quarter ended March 27, 2016. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended April 2, 2017 and March 27, 2016.

	Quarter Ended
	April 2,	March 27,	%
	2017	2016	Change
Europe	$216.1	224.1	-4%
Latin America	64.8	55.6	16%
Asia Pacific	64.4	65.3	-1%
Net revenues	$345.3	345.0	0%

International segment net revenues received a $3.0 million benefit from the impact of foreign currency exchange primarily related to the Company’s Latin American region during the first quarter of 2017.  In the first quarter of 2017 net revenues from the Franchise Brands’, Hasbro Gaming and Emerging Brands’ categories grew, while net revenues from the Partner Brands’ category declined compared to the same period in 2016.   The Franchise Brands’ category benefitted from higher net revenues from TRANSFORMERS, NERF, MONOPOLY and LITTLEST PET SHOP which more than offset lower net revenues from MAGIC: THE GATHERING.  Partner Brands’ category net revenues decreased primarily due to lower net revenues from STAR WARS and MARVEL products and were partially offset by higher net revenues from DREAMWORKS’ TROLLS, YO-KAI WATCH, BEYBLADE and DISNEY PRINCESS products.  In the Hasbro Gaming category, higher net revenues were driven by a broad range of existing games as well as the introduction of new gaming brands during the first quarter of 2017. In the Emerging Brands category, higher net revenues from FURREAL FRIENDS, BABY ALIVE and FURBY products more than offset lower net revenues from core PLAYSKOOL products.

International segment operating profit decreased 81% to $0.5 million, or 0.2% of segment net revenues, for the quarter ended April 2, 2017 from $2.9 million, or 0.8% of segment net revenues, for the quarter ended March 27, 2016. The decrease in operating profit was primarily due to higher inventory costs due to less favorable product mix, higher levels of closeout sales in the first quarter of 2017, as well as higher expense levels in the first quarter of 2017.  International operating profit in 2016 was negatively impacted by a $13.8 million bad debt provision.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues for the quarter ended April 2, 2017 increased 24% to $52.7 million compared to $42.5 million for the quarter ended March 27, 2016. Digital gaming and Backflip Studios experienced revenue increases during the first quarter of 2017 compared to the same period in 2016.

Entertainment and Licensing segment operating profit increased to $11.3 million, or 21.5% of external segment net revenues, for the quarter ended April 2, 2017 from $5.4 million, or 12.8% of segment net revenues, for the quarter ended March 27, 2016. Overall, Entertainment and Licensing segment operating profit and operating profit margin increased primarily due to the increase in net revenues related to digital gaming and Backflip Studios combined with lower program production costs.

Global Operations

The Global Operations segment had an operating profit of $0.8 million for the quarter ended April 2, 2017 compared to an operating profit of $3.4 million for the quarter ended March 27, 2016, attributable to lower sourcing volume in 2017.

Corporate and Eliminations

The operating profit in Corporate and eliminations totaled $0.9 million for the first quarter of 2017 compared to a loss of $4.2 million for the first quarter of 2016.

OPERATING COSTS AND EXPENSES

First Quarter of 2017

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended April 2, 2017 and March 27, 2016.

	Quarter Ended
	April 2,	March 27,
	2017	2016
Cost of sales	36.0%	34.9%
Royalties	7.6	8.4
Product development	7.4	6.9
Advertising	9.5	9.6
Amortization of intangibles	0.9	1.0
Program production cost amortization	0.7	0.7
Selling, distribution and administration	28.7	28.1

Cost of sales increased 5.5% from $290.2 million, or 34.9% of net revenues, for the quarter ended March 27, 2016 to $306.1 million, or 36.0% of net revenues for the quarter ended April 2, 2017.  Costs of sales increased in dollars primarily due to higher net revenues compared to the first quarter of 2016. As a percent of net revenues, the increase reflects a less favorable product and revenue mix primarily due to a decrease in revenues from Partner Brands’ royalty-bearing products such as STAR WARS and MARVEL products which typically carry a higher pricing and a lower cost of sales offset by increased sales of DISNEY PRINCESS products which carry a higher cost of sales as a percentage of net revenues. In addition, higher levels of closeout sales as well as declines in revenues from MAGIC: THE GATHERING products, contributed to higher cost of sales as a percentage of net revenue in the first quarter of 2017.

Royalty expense for the quarter ended April 2, 2017 was $64.4 million, or 7.6% of net revenues, compared to $70.0 million, or 8.4% of net revenues, for the quarter ended March 27, 2016.  Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Declines in net revenues from Partner Brands, particularly related to STAR WARS and MARVEL products, resulted in lower royalty expense in dollars and as a percentage of net revenues during the first quarter of 2017 compared to the same period in 2016.

Product development expense for the quarter ended April 2, 2017 was $62.6 million, or 7.4% of net revenues, compared to $57.2 million, or 6.9% of net revenues, for the quarter ended March 27, 2016.  Higher product development expense, in dollars and as a percent of net revenues reflects the Company’s continued investment in driving product innovation across our brand portfolio in addition to the incremental expense associated with an extra week during the first quarter of 2017.

Advertising expense for the quarter ended April 2, 2017 was $80.9 million, or 9.5% of revenues, compared to $79.9 million, or 9.6% of net revenues, for the quarter ended March 27, 2016.  Advertising expense was consistent as a percentage of net revenues.

Amortization of intangibles was $7.9 million, or 0.9% of net revenues for the quarter ended April 2, 2017 compared to $8.7 million, or 1.0% of net revenues, for the quarter ended March 27, 2016.  The decrease reflects lower amortization of property rights related to Backflip Studios.

Program production cost amortization decreased to $5.6 million or 0.7% of net revenues, for the quarter ended April 2, 2017 from $6.2 million, or 0.7% of net revenues, for the quarter ended March 27, 2016. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The decrease in the first quarter of 2017 primarily reflects lower television programing revenues in 2017.

For the quarter ended April 2, 2017, the Company's selling, distribution and administration expenses increased to $243.9 million, or 28.7% of net revenues, from $233.2 million, or 28.1% of net revenues, for the quarter ended March 27, 2016. These higher costs reflect the incremental expense associated with the extra week included in the first quarter of 2017, expenditures related to ongoing information technology initiatives, as well as increases in marketing and sales and administration costs compared to the same period in 2016. Increases in administration and marketing and sales included increased compensation expense, higher depreciation and continued investments in our brands.  Administration expense for 2016 included a bad debt provision of $13.8 million related to a customer in the International segment.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the first quarter of 2017 totaled $24.5 million compared to $24.0 million for the comparable period of 2016.

Interest income was $5.6 million for the first quarter of 2017 compared to $2.2 million in the first quarter of 2016. Higher invested cash balances and higher average interest rates in 2017 compared to 2016 contributed to the increase.

Other (income) expense, net of $(11.4) million for the quarter ended April 2, 2017 compared to $4.9 million for the quarter ended March 27, 2016.  The increase in the first quarter is primarily due to foreign exchange gains of $5.7 million in 2017 compared to foreign currency losses of $10.4 million in 2016 as well as higher investment income in 2017.

INCOME TAXES

Income tax expense totaled $2.2 million on pre-tax earnings of $70.8 million in the first quarter compared to income tax expense of $12.2 million on pre-tax earnings of $59.2 million in the first quarter of 2016. Both periods, as well as the full year 2016, were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first three months of 2017, favorable discrete tax adjustments were a net benefit of $15.4 million compared to a net benefit of $3.4 million in the first three months of 2016. The favorable discrete tax adjustments for the first three months of 2017 primarily relates to excess tax benefits on share-based payments (resulting from the adoption of ASU No. 2016-09, as discussed in Note 1 to the consolidated financial statements in Part I, Item 1.)  Absent discrete items, the adjusted tax rate for the first quarters of 2017 and 2016 were 24.9% and 26.5%, respectively. The adjusted rate of 24.9% for the three months ended April 2, 2017 is comparable to the full year 2016 adjusted rate of 24.5%.

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

In May 2014, the Financial Accounting Standards Board (“FASB”), in cooperation with the International Accounting Standards Board (“IASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. This ASU is now effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and may be adopted early but not before December 15, 2016. The Company expects to adopt this standard in fiscal 2018 and has not yet determined which transition method will be utilized. While the Company is still in the process of completing its evaluation of its various revenue streams and processes relating to the requirements of ASU 2014-09, based on the analysis performed to date, the Company does not expect the adoption of this new standard to have a material impact on the Company’s results or financial statements. Certain contracts within the Entertainment & Licensing segment may be impacted as well as certain isolated transactions within the U.S. & Canada and International segments but this impact is not expected to be material to the financial statements of the Company.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including (1) a requirement to prospectively record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement; (2) a requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows; (3) the removal of the requirement to withhold shares upon settlement of an award at the minimum statutory withholding requirement; (4) a requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows; and (5) entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards choosing either to estimate forfeitures as required today or recognize forfeitures as they occur. ASU 2016-09 was effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of the adoption resulted in the following:

•         The Company recorded excess tax benefits related to share-based payment awards of $14.0 million as part of income tax expense for the three months ended April 2, 2017.

•         In accordance with the standard, in the first quarter of 2017, the Company classifies excess tax benefits related to share-based employee awards of $14.0 million as part of operating activities in the consolidated statements of cash flows. These amounts were previously recorded as cash inflows from financing activities.  To keep the statements of cash flows comparable, the Company elected to apply this portion of the standard retrospectively and restate its statement of cash flows for the first quarter of 2016 as allowed by the standard. Excess tax benefits of $6.1 million for the first quarter of 2016, previously shown as financing activities were reclassified with other income tax cash flows as operating activities.

•         In accordance with the standard, the Company now classifies cash outflows for employee taxes paid related to shares withheld from share-based payment awards, as financing activities in the consolidated statements of cash flows. For the quarter ended April 2, 2017, these payments amount to $31.4 million. Prior to adoption of ASU 2016-09, these cash flows were included as operating activities. This change is required to be applied on a retrospective basis and as a result, the Company has restated the consolidated statement of cash flows for the quarter ended March 27, 2016 by reclassifying payments of $13.6 million from financing activities to operating activities.

•         The Company elected to change its policy on accounting for forfeitures, from estimating the number of stock-based awards expected to vest, to accounting for forfeitures as they occur.  This election resulted in a one-time share based payment expense, net of tax, of $0.7 million which was recorded directly to retained earnings. Based upon the Company’s history of forfeitures, it is not expected that this election will have a material impact on its financial statements going forward however, as any impact will be based on future forfeitures, the actual impact could differ from the Company’s expectation.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which replaces the concept of market price with the single measurement of net realizable value. ASU 2015-11 was effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s results or financial statements.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs requiring any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings. The Company is currently evaluating the standard, but expects that it will not have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the standard, but expects that it will not have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2016 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, used borrowings under its available lines of credit and commercial paper program.

During the first quarter of 2017, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit and commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2017. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of April 2, 2017 the Company's cash and cash equivalents totaled $1,463.1 million, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of April 2, 2017 are denominated in the U.S. dollar.

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

At April 2, 2017, cash and cash equivalents, net of short-term borrowings, increased to $1,397.8 million from $1,006.9 million at March 27, 2016. Net cash provided by operating activities in the first quarter of 2017 was $411.9 million compared to $313.3 million in the first quarter of 2016. On a trailing twelve month basis, the Company generated $915.9 million in operating cash flows as of the end of the first quarter of 2017 compared to $547.0 million as of the end of the first quarter of 2016 and $817.3 million for the fiscal year ended December 25, 2016.

Accounts receivable increased 1% to $676.9 million at April 2, 2017, compared to $670.7 million at March 27, 2016. The increase reflects the 2% increase in revenues in the first quarter of 2017 as compared to the first quarter of 2016 partially offset by improved collections. Days sales outstanding decreased from 73 days at March 27, 2016 to 72 days at April 2, 2017, primarily reflecting the improved collections.

Inventories decreased 10% to $416.2 million at April 2, 2017 from $461.7 million at March 27, 2016. The decrease in inventories is primarily related to increased closeout shipments during the first quarter supported by improved inventory management with a focus on new and growing brands.

Prepaid expenses and other current assets decreased 18% to $243.5 million at April 2, 2017 from $295.8 million at March 27, 2016. The decrease was primarily related to lower unrealized gains on foreign exchange contracts as well as lower current year prepaid corporate taxes compared to 2016.

Goodwill and other intangible assets, net decreased to $809.0 million at April 2, 2017 from $864.9 million at March 27, 2016. The decrease was due to a non-cash goodwill impairment charge of $32.9 million related to Backflip Studios taken in the fourth quarter of 2016 in addition to amortization of intangible assets over the last twelve months.

Other assets increased approximately 4% to $767.1 million at April 2, 2017 from $734.5 million at March 27, 2016. The increase was primarily related to the increased value of long-term foreign exchange contracts and higher capitalized movie and television production costs and related production rebates as well as higher long-term multi-year programming distribution agreements. These increases were partially offset by payments received in relation to a long-term note receivable related to the sale of the Company’s manufacturing operations in August 2015 and lower long-term royalty advances.

Accounts payable and accrued liabilities increased 16% to $786.7 million at April 2, 2017 from $679.4 million at March 27, 2016. The increase was primarily due to higher required accounts payable balances in the Company’s Global Operations business, higher value of unrealized losses on foreign exchange contracts, and accrued income taxes in 2017 as compared to prepaid income taxes at March 27, 2016. In addition, the increase reflects higher accrued dividends as a result of the increase in the dividend rate from $0.51 in 2016 to $0.57 in 2017.

Other liabilities decreased 2% to $393.5 million at April 2, 2017 from $402.3 million at March 27, 2016. The decrease in 2017 compared to 2016 reflects lower accrued pension balances as the result of a $62.0 million U.S. pension contribution in the third quarter of 2016 which was partially offset by increases relating to changes in actuarial assumptions including lower discount rates.  Lower deferred tax balances primarily related to foreign exchange contracts also contributed to the decrease.  These decreases were partially offset by an increase in higher uncertain tax position reserves and increased balances related to Corporate and Board of Director deferred compensation.

Net cash utilized by investing activities was $31.0 million in the first quarter of 2017 compared to $27.6 million in the first quarter of 2016. Additions to property, plant and equipment were $30.2 million in the first quarter of 2017 compared to $31.2 million in the first quarter of 2016. Net investing activity for 2016 included a $4.2 million return of capital from the Discovery Family Channel joint venture. The joint venture has since achieved sufficient earnings for the distributions to be treated as dividends and as a result, the 2017 distribution was included in operating activities.

Net cash utilized by financing activities was $211.7 million in the first quarter of 2017 compared to $171.3 million in the first quarter of 2016. Cash payments related to purchases of the Company's common stock were $19.3 million in the first quarter of 2017 compared to $33.7 million in the first quarter of 2016. At April 2, 2017, the Company had $309.9 million remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first quarter of 2017 totaled $63.4 million compared to $57.4 million in the first quarter of 2016. Net repayments of short-term borrowings were $107.3 million in the first quarter of 2017 compared to net repayments of $75.5 million in the first quarter of 2016.  Financing activities in the first quarters of 2017 and 2016 include payments of $31.4 million and $13.6 million, respectively, relating to tax payments made to tax authorities for which shares were withheld from employees’ share-based payment awards.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700 million. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At April 2, 2017 the Company had borrowings of approximately $59.2 million outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended April 2, 2017. The Company had no borrowings outstanding under its committed revolving credit facility at April 2, 2017. However, the Company had letters of credit outstanding under this facility as of April 2, 2017 of approximately $0.8 million. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of April 2, 2017 were approximately $640.0 million. The Company also has other uncommitted lines from various banks, of which approximately $46.9 million was utilized at April 2, 2017, of which $40.9 million represents outstanding letters of credit and $6.0 million represents outstanding borrowings.

The Company has principal amounts of long-term debt at April 2, 2017 of $1,559.9 million, of which $350 million is due in September 2017 and is recorded as a current liability and the remainder are due at varying times from 2021 through 2044. The Company currently expects to refinance the $350 million notes upon maturity, either via a bond issuance or via its Commercial Paper program. The Company also had letters of credit of approximately $41.6 million and purchase commitments of approximately $434.7 million outstanding at April 2, 2017.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 25, 2016, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 25, 2016, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $87.1 million at April 2, 2017, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet these and other obligations listed.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, program production costs, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations and income taxes. These critical accounting policies are the same as those detailed in the Annual Report on Form 10-K for the year ended December 25, 2016.

FINANCIAL RISK MANAGEMENT

The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates, primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Hong Kong dollar, Euro, British pound sterling, Brazilian real, Russian ruble and Mexican peso and, to a lesser extent, other currencies in, Latin American and Asia Pacific countries.

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2017 through 2021 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At April 2, 2017, these contracts had net unrealized gains of $35.4 million, of which $20.0 million are recorded in prepaid expenses and other current assets, $36.0 million are recorded in other assets, $19.6 million are recorded in accrued liabilities and $1.0 million are recorded in other liabilities. Included in accumulated other comprehensive loss at April 2, 2017 are deferred gains, net of tax, of $40.3 million, related to these derivatives.

At April 2, 2017, the Company had fixed rate long-term debt of $1,559.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at April 2, 2017 are deferred losses, net of tax, of $17.9 million related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 2, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 25, 2016 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

·           the Company’s ability to successfully grow its franchise and key partner brands, which constitute a substantial majority of the Company’s total revenues;

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

·           delays, increased costs, lack of consumer acceptance or other difficulties associated with the development and offering of our or our partners' entertainment and media initiatives related to products offered by the Company;

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

·           consumer interest in and acceptance of programming and entertainment created by Hasbro Studios and/or Allspark Pictures, as well as products related to such programming and entertainment;

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

·           changes in foreign exchange rates and other potential regulations and increased costs associated with the United Kingdom (“UK”) vote to leave the European Union (“EU”), commonly referred to as Brexit, may harm our sales and the profitability of our business in the UK and the EU; or

·           other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q and 10-K.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

(d)
Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	(a) Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs
January 2017
12/26/16 – 1/29/17	166,000	$82.04	166,000	$314,374,764
February 2017
1/30/17 – 3/5/17	52,000	$85.33	52,000	$309,938,827
March 2017
3/6/17 – 4/2/17	-	$-	-	$309,938,827
Total	218,000	$82.80	218,000	$309,938,827

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

10.1    Hasbro, Inc. 2017 Performance Rewards Program

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

HASBRO, INC.
(Registrant)

Date: May 10, 2017	By: /s/ Deborah Thomas
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

10.1	Hasbro, Inc. 2017 Performance Rewards Program
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.