Form 10-Q
period 2017-07-02
HASBRO INC
filed 2017-08-02
CIK 46080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________

FORM 10-Q

______________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 24, 2017 was 125,081,081.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	July 2,	June 26,	December 25,
	2017	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$1,433,500	924,098	1,282,285
Accounts receivable, less allowance for doubtful accounts of $15,200,
$32,800 and $16,800	846,547	703,821	1,319,963
Inventories	557,507	572,391	387,675
Prepaid expenses and other current assets	257,251	323,046	237,684
Total current assets	3,094,805	2,523,356	3,227,607

Property, plant and equipment, less accumulated depreciation of $408,200,
$375,300 and $383,700	268,973	242,607	267,398

Other assets
Goodwill	572,143	592,806	570,555
Other intangibles, net, accumulated amortization of $891,800, $858,700
and $876,000	230,188	263,425	245,949
Other	746,634	722,191	779,857
Total other assets	1,548,965	1,578,422	1,596,361

Total assets	$4,912,743	4,344,385	5,091,366

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS
AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$186,863	5,400	172,582
Current portion of long-term debt	349,916	-	349,713
Accounts payable	368,312	214,243	319,525
Accrued liabilities	567,156	525,377	776,039
Total current liabilities	1,472,247	745,020	1,617,859

Long-term debt	1,199,114	1,547,753	1,198,679
Other liabilities	408,888	402,614	389,388
Total liabilities	3,080,249	2,695,387	3,205,926

Redeemable noncontrolling interests	-	36,465	22,704

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none
issued	-	-	-
Common stock of $.50 par value. Authorized 600,000,000 shares; issued
209,694,630 at July 2, 2017, June 26, 2016,
and December 25, 2016	104,847	104,847	104,847
Additional paid-in capital	1,021,690	945,802	985,418
Retained earnings	4,141,903	3,825,289	4,148,722
Accumulated other comprehensive loss	(226,613)	(174,301)	(194,570)
Treasury stock, at cost; 84,615,971 shares at July 2, 2017; 84,241,018
shares at June 26, 2016; and 85,207,677 shares at December 25, 2016	(3,209,333)	(3,089,104)	(3,181,681)
Total shareholders' equity	1,832,494	1,612,533	1,862,736

Total liabilities, redeemable noncontrolling interests and
shareholders' equity	$4,912,743	4,344,385	5,091,366

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Operations
	(Thousands of Dollars Except Per Share Data)
	(Unaudited)

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Net revenues	$972,506	878,945	1,822,169	1,710,125
Costs and expenses:
Cost of sales	368,233	321,676	674,315	611,916
Royalties	79,152	69,408	143,532	139,377
Product development	62,793	63,671	125,379	120,835
Advertising	92,374	86,957	173,310	166,816
Amortization of intangibles	7,881	8,691	15,762	17,382
Program production cost amortization	5,188	5,033	10,758	11,219
Selling, distribution and administration	256,901	238,635	500,786	471,790
Total costs and expenses	872,522	794,071	1,643,842	1,539,335
Operating profit	99,984	84,874	178,327	170,790
Non-operating (income) expense:
Interest expense	24,224	23,914	48,680	47,958
Interest income	(5,116)	(2,312)	(10,680)	(4,525)
Other (income) expense, net	(6,010)	(3,748)	(17,396)	1,124
Total non-operating expense, net	13,098	17,854	20,604	44,557
Earnings before income taxes	86,886	67,020	157,723	126,233
Income tax expense	19,163	17,601	21,401	29,843
Net earnings	67,723	49,419	136,322	96,390
Net loss attributable to noncontrolling interests	-	(2,687)	-	(4,467)
Net earnings attributable to Hasbro, Inc.	$67,723	52,106	136,322	100,857

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$0.54	0.42	1.09	0.80
Diluted	$0.53	0.41	1.07	0.79
Cash dividends declared per common share	$0.57	0.51	1.14	1.02

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Comprehensive Earnings
	(Thousands of Dollars)
	(Unaudited)

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Net earnings	$67,723	49,419	136,322	96,390
Other comprehensive earnings (loss):
Foreign currency translation adjustments	4,139	7,825	28,812	19,965
Net losses on cash flow hedging activities,
net of tax	(33,880)	(8,258)	(57,197)	(24,044)
Unrealized holding gains (losses) on available
-for-sale securities, net of tax	260	(327)	229	1,353
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(1,410)	(10,363)	(6,784)	(27,924)
Unrecognized pension and postretirement amounts	1,449	1,175	2,897	2,350
Total other comprehensive loss, net of tax	(29,442)	(9,948)	(32,043)	(28,300)
Comprehensive earnings	38,281	39,471	104,279	68,090
Comprehensive loss attributable to noncontrolling interests	-	(2,687)	-	(4,467)
Comprehensive earnings attributable to Hasbro, Inc.	$38,281	42,158	104,279	72,557

	See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	July 2,	June 26,
	2017	2016
Cash flows from operating activities:
Net earnings	$136,322	96,390
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	65,791	57,091
Amortization of intangibles	15,762	17,382
Program production cost amortization	10,758	11,219
Deferred income taxes	10,908	8,702
Stock-based compensation	25,132	25,577
Change in operating assets and liabilities net of acquired and disposed balances:
Decrease in accounts receivable	491,935	519,376
Increase in inventories	(157,059)	(185,048)
Increase in prepaid expenses and other current assets	(28,150)	(60,483)
Program production costs	(19,135)	(25,387)
Decrease in accounts payable and accrued liabilities	(208,903)	(156,690)
Other	22,745	(2,193)
Net cash provided by operating activities	366,106	305,936
Cash flows from investing activities:
Additions to property, plant and equipment	(66,321)	(66,390)
Other	(1,465)	20,431
Net cash utilized by investing activities	(67,786)	(45,959)
Cash flows from financing activities:
Net proceeds from (repayments of) other short-term borrowings	14,258	(159,136)
Purchases of common stock	(18,561)	(57,337)
Stock-based compensation transactions	9,902	36,388
Dividends paid	(134,655)	(121,311)
Payments related to tax withholding for share-based compensation	(31,400)	(18,672)
Other	-	762
Net cash utilized by financing activities	(160,456)	(319,306)
Effect of exchange rate changes on cash	13,351	6,677
Increase (decrease) in cash and cash equivalents	151,215	(52,652)
Cash and cash equivalents at beginning of year	1,282,285	976,750
Cash and cash equivalents at end of period	$1,433,500	924,098

Supplemental information
Cash paid during the period for:
Interest	$43,960	43,682
Income taxes	$64,787	49,297

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of July 2, 2017 and June 26, 2016, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended July 2, 2017 and June 26, 2016 were each 13-week periods. The six-month period ended July 2, 2017 was a 27-week period while the six-month period ended June 26, 2016 was a 26-week period.

The results of operations for the quarter and six-month periods ended July 2, 2017 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2016 periods representative of those actually experienced for the full year 2016.

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

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 25, 2016 with the exception of the accounting policy related to stock compensation.  During the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU includes provisions intended to simplify how share-based payments are accounted for and presented in the financial statements including:

•          Prospectively, the requirement to record all of the tax effects related to share-based payments at settlement through the income statement.  For the six-months ended July 2, 2017, excess tax benefits of $15,461 were recorded to income tax expense.

•          A requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows.  Previously, these amounts were reported as a cash inflow from financing activities.  The Company elected to apply this requirement of the standard retrospectively.  Accordingly, the cash flow statement for the six months ended June 26, 2016 has been restated to include $18,423 of cash flows from excess tax benefits, previously included as financing activities, in operating activities with other income tax cash flows.  For the six months ended July 2, 2017 excess tax benefits of $15,461 were reported as operating activities.

•          A requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows.  Prior to adoption of ASU 2016-09, these cash flows were included as operating activities. This change was required to be applied on a retrospective basis and as a result, the Company has restated the consolidated statement of cash flows for the six months ended June 26, 2016. This change resulted in payments of $18,672 for the six months ended June 26, 2016 being included in financing activities.  For the six months ended July 2, 2017, such payments amounted to $31,400.

•          Entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards choosing either to estimate forfeitures as previously required or recognize forfeitures as they occur. The Company elected to change its method of accounting for forfeitures from estimating the number of stock-based awards expected to vest, to accounting for forfeitures as they occur which resulted in a one-time charge, net of tax, of $700 to retained earnings recorded during the first quarter of 2017. Based upon the Company’s history of forfeitures, it is not expected that this election will have a material impact on its financial statements going forward however, as any impact will be based on future forfeitures, the actual impact could differ from the Company’s expectation.

Through 2016, the Company had one investment with a redeemable noncontrolling interest which was the Company’s 70% majority interest in Backflip Studios, LLC (“Backflip”). During the first quarter of 2017, the Company acquired the remaining 30% of Backflip for no additional consideration, making it a wholly-owned subsidiary of the Company.

(2) Earnings Per Share

Net earnings per share data for the quarters and six-month periods ended July 2, 2017 and June 26, 2016 were computed as follows:

	2017		2016
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$67,723	67,723	52,106	52,106

Average shares outstanding	125,263	125,263	125,475	125,475
Effect of dilutive securities:
Options and other share-based awards	-	2,104	-	1,566
Equivalent Shares	125,263	127,367	125,475	127,041

Net earnings attributable to Hasbro, Inc. per common share	$0.54	0.53	0.42	0.41

	2017		2016
Six Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$136,322	136,322	100,857	100,857

Average shares outstanding	125,221	125,221	125,371	125,371
Effect of dilutive securities:
Options and other share-based awards	-	2,075	-	1,624
Equivalent Shares	125,221	127,296	125,371	126,995

Net earnings attributable to Hasbro, Inc. per common share	$1.09	1.07	0.80	0.79

For the quarters ended July 2, 2017 and June 26, 2016, options and restricted stock units totaling 453 and 492, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the six-month periods ended July 2, 2017 and June 26, 2016, options and restricted stock units totaling 546 and 492, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and six-month periods ended July 2, 2017 and June 26, 2016.

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016

Other comprehensive earnings (loss), tax effect:
Tax (expense) benefit on cash flow hedging activities	$(1,074)	4,747	4,236	8,003
Tax (expense) benefit on unrealized holding gains (losses)	(148)	185	(130)	(768)
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	(640)	1,069	(1,009)	2,818
Tax benefit on unrecognized pension and
postretirement amounts reclassified to the
consolidated statements of operations	(822)	(666)	(1,644)	(1,333)
Total tax effect on other comprehensive earnings (loss)	$(2,684)	5,335	1,453	8,720

Changes in the components of accumulated other comprehensive loss for the quarters ended July 2, 2017 and June 26, 2016 are as follows:

			Unrealized
			Holding		Total
		Gains	Gains on	Foreign	Accumulated
	Pension and	(Losses) on	Available-	Currency	Other
	Postretirement	Derivative	for-Sale	Translation	Comprehensive
	Amounts	Instruments	Securities	Adjustments	Loss
2017
Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)
Current period other comprehensive earnings (loss)	2,897	(63,981)	229	28,812	(32,043)
Balance at July 2, 2017	$(115,504)	(12,896)	1,653	(99,866)	(226,613)

2016
Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)
Current period other comprehensive earnings (loss)	2,350	(51,968)	1,353	19,965	(28,300)
Balance at June 26, 2016	$(100,581)	27,349	2,611	(103,680)	(174,301)

At July 2, 2017, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $4,724 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the second quarter of 2017 or forecasted to be purchased during the remainder of 2017 and, to a lesser extent, 2018 through 2021, intercompany expenses expected to be paid or received during 2017 and 2018, cash receipts for sales made at the end of the second quarter of 2017 or forecasted to be made in the remainder of 2017 and, to a lesser extent, 2018 through 2019. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At July 2, 2017, deferred losses, net of tax of $17,620 related to these instruments remained in AOCE. For the quarters ended July 2, 2017 and June 26, 2016, previously deferred losses of $450 were reclassified from AOCE to net earnings. For the six month periods ended July 2, 2017 and June 26, 2016, previously deferred losses of $934 and $899 were reclassified from AOCE to net earnings, respectively.

Of the amount included in AOCE at July 2, 2017, the Company expects net losses of approximately $8,476 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At July 2, 2017, June 26, 2016 and December 25, 2016, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at July 2, 2017, June 26, 2016 and December 25, 2016 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of July 2, 2017, June 26, 2016 and December 25, 2016 are as follows:

	July 2, 2017		June 26, 2016		December 25, 2016
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value	Cost	Value
6.35% Notes Due 2040	$500,000	614,800	500,000	608,600	500,000	584,850
6.30% Notes Due 2017	350,000	353,115	350,000	370,125	350,000	361,900
5.10% Notes Due 2044	300,000	325,500	300,000	317,490	300,000	297,600
3.15% Notes Due 2021	300,000	307,230	300,000	308,640	300,000	300,450
6.60% Debentures Due 2028	109,895	127,940	109,895	133,006	109,895	123,984
Total long-term debt	$1,559,895	1,728,585	1,559,895	1,737,861	1,559,895	1,668,784
Less: Current portion	350,000	353,115	-	-	350,000	361,900
Less: Deferred debt expenses	10,781	-	12,142	-	11,216	-
Long-term debt	$1,199,114	1,375,470	1,547,753	1,737,861	1,198,679	1,306,884

Current portion of long-term debt at July 2, 2017 and December 25, 2016 of $349,916 and $349,713, respectively, as shown on the consolidated balance sheet represents the $350,000 principal of 6.30% notes less $84 and $287, respectively, of deferred debt expenses.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At July 2, 2017, June 26, 2016 and December 25, 2016, these investments totaled $23,967, $23,056 and $23,571, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $384 and $1,015 on these investments in other (income) expense, net for the quarter and six-months ended July 2, 2017, respectively, related to the change in fair value of such instruments.  For the quarter and six-month periods ended June 26, 2016 the Company recorded net losses of $399 and $482, respectively, in other (income) expense, net, related to the change in fair value of such instruments.

At July 2, 2017, June 26, 2016 and December 25, 2016, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
July 2, 2017
Assets:
Available-for-sale securities	$4,096	4,096	-	-
Derivatives	25,372	-	25,372	-
Total assets	$29,468	4,096	25,372	-

Liabilities:
Derivatives	$22,244	-	22,244	-
Option agreement	28,500	-	-	28,500
Total liabilities	$50,744	-	22,244	28,500

June 26, 2016
Assets:
Available-for-sale securities	$5,597	5,597	-	-
Derivatives	63,277	-	63,277	-
Total assets	$68,874	5,597	63,277	-

Liabilities:
Derivatives	$13,148	-	13,148	-
Option agreement	27,560	-	-	27,560
Total liabilities	$40,708	-	13,148	27,560

December 25, 2016
Assets:
Available-for-sale securities	$3,736	3,736	-	-
Derivatives	87,894	-	87,894	-
Total assets	$91,630	3,736	87,894	-

Liabilities:
Derivatives	$11,309	-	11,309	-
Option agreement	28,770	-	-	28,770
Total Liabilities	$40,079	-	11,309	28,770

Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at July 2, 2017, June 26, 2016 and December 25, 2016, is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the six-month period ended July 2, 2017.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2017	2016
Balance at beginning of year	$(28,770)	(28,360)
Gain from change in fair value	270	800
Balance at end of second quarter	$(28,500)	(27,560)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At July 2, 2017, June 26, 2016 and December 25, 2016, these investments had fair values of $23,967, $23,056 and $23,571, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and six-month periods ended July 2, 2017 and June 26, 2016 are as follows:

	Quarter Ended
	Pension		Postretirement
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Service cost	$921	995	173	133
Interest cost	4,430	4,604	295	293
Expected return on assets	(5,880)	(5,504)	-	-
Net amortization and deferrals	2,519	2,132	-	-
Net periodic benefit cost	$1,990	2,227	468	426

	Six Months Ended
	Pension		Postretirement
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Service cost	$1,873	1,993	345	265
Interest cost	9,155	9,210	590	587
Expected return on assets	(12,161)	(11,011)	-	-
Net amortization and deferrals	5,213	4,264	-	-
Net periodic benefit cost	$4,080	4,456	935	852

During the six months ended July 2, 2017, the Company made cash contributions to its defined benefit pension plans of approximately $1,050 in the aggregate. The Company expects to contribute approximately $27,550 during the remainder of fiscal 2017.

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

At July 2, 2017, June 26, 2016 and December 25, 2016, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	July 2, 2017		June 26, 2016		December 25, 2016
	Notional	Fair	Notional	Fair	Notional	Fair
Hedged transaction	Amount	Value	Amount	Value	Amount	Value
Inventory purchases	$942,896	259	1,301,560	54,698	945,728	60,520
Sales	618,755	15,229	218,459	(2,792)	290,181	9,775
Royalties and Other	308,407	(9,545)	259,963	(2,810)	198,849	1,633
Total	$1,870,058	5,943	1,779,982	49,096	1,434,758	71,928

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at July 2, 2017, June 26, 2016 and December 25, 2016 as follows:

	July 2,	June 26,	December 25,
	2017	2016	2016
Prepaid expenses and other current assets
Unrealized gains	$12,220	49,195	34,265
Unrealized losses	(4,059)	(9,953)	(2,075)
Net unrealized gain	$8,161	39,242	32,190

Other assets
Unrealized gains	$22,468	29,838	51,839
Unrealized losses	(5,257)	(6,836)	(792)
Net unrealized gains	$17,211	23,002	51,047

Accrued liabilities
Unrealized gains	$6,403	1,660	8,481
Unrealized losses	(23,421)	(10,600)	(19,790)
Net unrealized loss	$(17,018)	(8,940)	(11,309)

Other liabilities
Unrealized gains	$2,079	223	-
Unrealized losses	(4,490)	(4,431)	-
Net unrealized loss	$(2,411)	(4,208)	-

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarter and six-month periods ended July 2, 2017 and June 26, 2016 as follows:

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Statements of Operations Classification
Cost of sales	$2,711	11,438	12,585	27,136
Sales	475	318	1,016	416
Other	(436)	(738)	(405)	(731)
Net realized gains	$2,750	11,018	13,196	26,821

In addition, losses of $1,528 and $6,486 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended July 2, 2017, respectively. Net gains of $863 and $4,820 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended June 26, 2016, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  As of July 2, 2017, June 26, 2016 and December 25, 2016 the total notional amounts of the Company's undesignated derivative instruments were $163,969, $105,569 and $268,308, respectively.

At July 2, 2017, June 26, 2016 and December 25, 2016, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	July 2,	June 26,	December 25,
	2017	2016	2016
Prepaid expenses and other current assets
Unrealized gains	$-	1,033	5,854
Unrealized losses	-	-	(1,197)
Net unrealized gain	$-	1,033	4,657

Accrued liabilities
Unrealized gains	$55	-	-
Unrealized losses	(2,870)	-	-
Net unrealized loss	$(2,815)	-	-

Total unrealized (loss) gain, net	$(2,815)	1,033	4,657

The Company recorded net (losses) gains of ($2,856) and $725 on these instruments to other (income) expense, net for the quarter and six-month periods ended July 2, 2017, respectively, and $5,079 and $8,334 on these instruments to other (income) expense, net for the quarter and six-month periods ended June 26, 2016, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

Information by segment and a reconciliation to reported amounts for the quarter and six-month periods ended July 2, 2017 and June 26, 2016 are as follows.

	Quarter Ended
	July 2, 2017		June 26, 2016
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$494,427	2,455	425,899	1,552
International	426,564	15	401,129	261
Entertainment and Licensing	51,494	3,511	51,896	4,100
Global Operations (a)	21	403,541	21	372,058
Corporate and Eliminations	-	(409,522)	-	(377,971)
	$972,506	-	878,945	-

	Six Months Ended
	July 2, 2017		June 26, 2016
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$946,004	4,846	869,547	2,996
International	771,845	15	746,166	261
Entertainment and Licensing	104,223	7,013	94,391	8,801
Global Operations (a)	97	663,770	21	669,247
Corporate and Eliminations	-	(675,644)	-	(681,305)
	$1,822,169	-	1,710,125	-

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
Operating profit (loss)	2017	2016	2017	2016
U.S. and Canada	$81,557	57,953	146,311	136,288
International	16,884	29,654	17,428	32,507
Entertainment and Licensing	11,324	13,830	22,670	19,272
Global Operations (a)	(7,607)	(2,868)	(6,774)	576
Corporate and Eliminations (b)	(2,174)	(13,695)	(1,308)	(17,853)
	$99,984	84,874	178,327	170,790

	July 2,	June 26,	December 25,
Total assets	2017	2016	2016
U.S. and Canada	$2,799,960	2,400,243	2,559,792
International	2,132,992	1,982,740	2,368,761
Entertainment and Licensing	827,185	524,962	692,898
Global Operations	2,502,546	2,401,676	2,326,566
Corporate and Eliminations (b)	(3,349,940)	(2,965,236)	(2,856,651)
	$4,912,743	4,344,385	5,091,366

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

The following table represents consolidated International segment net revenues by major geographic region for the quarter and six-month periods ended July 2, 2017 and June 26, 2016.

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Europe	$237,607	228,124	453,727	452,247
Latin America	99,869	97,368	164,625	152,964
Asia Pacific	89,088	75,637	153,493	140,955
Net revenues	$426,564	401,129	771,845	746,166

The following table presents consolidated net revenues by brand portfolio for the quarter and six-month periods ended July 2, 2017 and June 26, 2016.

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Franchise brands	$545,718	452,268	976,462	868,642
Partner brands	230,015	227,088	442,977	485,313
Hasbro gaming	133,872	126,438	269,639	226,666
Emerging brands	62,901	73,151	133,091	129,504
Net revenues	$972,506	878,945	1,822,169	1,710,125

Hasbro's total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $273,261 and $526,550 for the quarter and six months ended July 2, 2017, respectively.  For the quarter and six months ended June 26, 2016, revenues were $227,698 and $458,845 respectively.  Hasbro believes its gaming portfolio is a competitive differentiator and views it in its entirety.

For the six-months ended July 2, 2017, first quarter revenues of $7,141 were reclassified from Hasbro Gaming to Franchise Brands to conform to the presentation for the quarter ended July 2, 2017. Including this reclassification, first quarter 2017 net revenues by Brand Portfolio were:

Quarter Ended
April 2, 2017
Franchise brands	$430,744
Partner brands	212,962
Hasbro gaming	135,767
Emerging brands	70,190
Total	$849,663

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

EXECUTIVE SUMMARY

Hasbro, Inc. ("Hasbro" or the "Company") is a global play and entertainment company committed to Creating the World's Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its owned and controlled brands, including Franchise Brands LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as Partner Brands. From toys and games to television, movies, digital gaming and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company's wholly-owned Hasbro Studios and its film label, Allspark Pictures, create entertainment brand-driven storytelling across mediums, including television, film, digital and more.

These elements are executed globally in alignment with Hasbro's strategic plan, its brand blueprint.  At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories and distribution of television programming and motion pictures based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and lifestyle products. Hasbro also leverages its competencies to develop and market products based on well-known licensed partners’ brands including, but not limited to, BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN, DISNEY’S DESCENDANTS, MARVEL, SESAME STREET, STAR WARS, DREAMWORKS’ TROLLS and YO-KAI WATCH. MARVEL, STAR WARS, DISNEY PRINCESS, DISNEY FROZEN and DISNEY’S DECENDANTS are owned by The Walt Disney Company.

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

Second quarter 2017 highlights:

·           Second quarter net revenues grew 11% to $972.5 million from $878.9 million in the second quarter of 2016.

·           2017 second quarter net revenues from the U.S. and Canada segment increased 16% compared to the second quarter of 2016.  International segment net revenues in the second quarter increased 6% compared to the second quarter of 2016 and were positively impacted by $2.4 million in foreign currency exchange during the second quarter of 2017.  Entertainment and Licensing segment net revenues in the second quarter of 2017 declined 1% compared to the second quarter of 2016.

·           Net revenues from Franchise Brands, Hasbro Gaming and Partner Brands categories increased 21%, 6% and 1%, respectively, during the second quarter of 2017 compared to the second quarter of 2016, while Emerging Brands category net revenues were down 14% for the quarter.

·           Operating profit increased 18% in the second quarter of 2017 compared to the second quarter of 2016 and net earnings attributable to Hasbro, Inc. increased 30% to $67.7 million or $0.53 per diluted share compared to $52.1 million or $0.41 per diluted share in the second quarter of 2016.

First half 2017 highlights:

·           Net revenues increased 7% in first six months of 2017 compared to the first six months of 2016.

·           Net revenues for the six months ended July 2, 2017 from the U.S. and Canada and Entertainment and Licensing segments were up 9% and 10%, respectively, compared to the first six months of 2016. International segment net revenues increased 3% compared to the first six months of 2016 and included a favorable $5.4 million foreign currency exchange.

·           Net revenues from Franchise Brands category for the six months ended July 2, 2017 increased 12%, Hasbro Gaming net revenues grew 19%, Emerging Brands net revenues grew 3% while Partner Brands category net revenues declined 9% during the first six months of 2017 compared to the same period in 2016.

·           Operating profit grew 4% to $178.3 million in the first six months of 2017 compared to $170.8 million in the first six months of 2016 and net earnings increased 35% to $136.3 million or $1.07 per diluted share in the first half of 2017 compared to $100.9 million or $0.79 per diluted share in the first half of 2016.

As of December 2016, the Company owned a 70% majority stake in Backflip Studios, LLC (“Backflip”), a mobile game developer, and in January 2017, the Company increased its ownership to 100% making it a wholly owned subsidiary.

The Company is committed to returning excess cash to its shareholders through quarterly dividends and share repurchases. Hasbro increased the quarterly dividend rate from $0.51 per share to $0.57 per share effective for the dividend paid in May 2017.  In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2015, the Company's Board of Directors (the "Board") adopted eight successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,825 million. The eighth authorization was approved in February 2015 for $500 million. During the first half of 2017, Hasbro repurchased approximately 0.2 million shares at a total cost of $18.6 million, at an average price of $83.13 per share. At July 2, 2017, the Company had $309.4 million remaining under this authorization. Share repurchases are subject to market conditions, the availability of funds and other uses of funds.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarter and six-month periods ended July 2, 2017 and June 26, 2016.

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	37.9	36.6	37.0	35.8
Royalties	8.1	7.9	7.9	8.2
Product development	6.5	7.2	6.9	7.1
Advertising	9.5	9.9	9.5	9.8
Amortization of intangibles	0.8	1.0	0.9	1.0
Program production cost amortization	0.5	0.6	0.6	0.7
Selling, distribution and administration	26.4	27.2	27.5	27.6
Operating profit	10.3	9.7	9.8	10.0
Interest expense	2.5	2.7	2.7	2.8
Interest income	(0.5)	(0.3)	(0.6)	(0.3)
Other (income) expense, net	(0.6)	(0.4)	(0.9)	0.1
Earnings before income taxes	8.9	7.6	8.7	7.4
Income tax expense	2.0	2.0	1.2	1.7
Net earnings	7.0	5.6	7.5	5.6
Net loss attributable to noncontrolling interests	-	(0.3)	-	(0.3)
Net earnings attributable to Hasbro, Inc.	7.0%	5.9%	7.5%	5.9%

RESULTS OF OPERATIONS – CONSOLIDATED

Second Quarter of 2017

The quarters ended July 2, 2017 and June 26, 2016 were each 13-week periods. Net earnings and net earnings attributable to Hasbro, Inc. increased to $67.7 million for the quarter ended July 2, 2017, from $49.4 million and $52.1 million, respectively, for the comparable period of 2016.  During the first quarter of 2017, the Company acquired the remaining 30% interest in Backflip Studios making it a wholly-owned subsidiary. Diluted earnings per share increased to $0.53 in the second quarter of 2017 from $0.41 in the second quarter of 2016. Net earnings during the second quarter of 2017 included a $0.01 per diluted share benefit due to the adoption of Accounting Standards Update No. 2016-09 in 2017.

The following table presents net revenues by brand portfolio for the quarters ended July 2, 2017 and June 26, 2016.

	Quarter Ended
	July 2,	June 26,	%
	2017	2016	Change
Franchise brands	$545.7	452.3	21%
Partner brands	230.0	227.1	1%
Hasbro gaming	133.9	126.4	6%
Emerging brands	62.9	73.2	-14%
Total	$972.5	879.0	11%

FRANCHISE BRANDS: Net revenues in the Franchise Brands category increased 21% in the second quarter of 2017 compared to 2016.  Higher net revenues from TRANSFORMERS, MAGIC: THE GATHERING, NERF and MONOPOLY products contributed to the increase. TRANSFORMERS products benefited from the June 2017 theatrical release TRANSFORMERS: THE LAST KNIGHT. These increases were marginally offset by lower second quarter 2017 net revenues from PLAY-DOH as well as MY LITTLE PONY products ahead of the planned theatrical release MY LITTLE PONY: THE MOVIE in the second half of 2017.

PARTNER BRANDS: Net revenues from the Partner Brands category increased 1% in the second quarter of 2017 compared to the second quarter of 2016.  Revenue growth from BEYBLADE, DREAMWORKS’ TROLLS, MARVEL and the Company’s DISNEY PRINCESS products were mostly offset by declines in net revenues from STAR WARS ahead of the planned theatrical release STAR WARS: THE LAST JEDI during the second half of 2017.

HASBRO GAMING: Net revenues in the Hasbro Gaming category increased 6% in the second quarter of 2017 compared to 2016.  Higher net revenues from DUNGEONS & DRAGONS, OPERATION and other Hasbro Gaming products including several new games, were primarily offset by lower net revenues from PIE FACE and to a lesser extent, JENGA and other Hasbro Gaming products.

Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $273.3 million for the second quarter of 2017, up 20%, versus $227.7 million in the second quarter 2016.  Hasbro believes its gaming portfolio is a competitive differentiator and views it in its entirety.

EMERGING BRANDS: Net revenues from the Emerging Brands category decreased 14% during the second quarter of 2017 compared to the same period in 2016 primarily related to lower sales of PLAYSKOOL, SUPER SOAKER, EASY-BAKE OVEN, BABY ALIVE and certain other Emerging Brands products. These decreases were partially offset by higher net revenues from other brands, primarily HANAZUKI products.

Operating profit for the quarter ended July 2, 2017 increased 18% to $100.0 million, or 10.3% of net revenues, up from $84.9 million, or 9.7% of net revenues, for the quarter ended June 26, 2016. Foreign currency did not have a significant impact on operating profit on the results for the second quarter of 2017.  Contributing to operating profit growth in the quarter were higher sales and a favorable product mix, including growth in MAGIC: THE GATHERING products partially offset by higher expense levels, lower margin closeout sales and higher royalty expenses.

First Six Months of 2017

The six-month period ended July 2, 2017 was a 27-week period while the six-month period ended June 26, 2016 was 26-week period. Net earnings and net earnings attributable to Hasbro, Inc. for the first six months of 2017 was $136.3 million, compared to $96.4 million and $100.9 million, respectively, for the first six months of 2016. During the first quarter of 2017, the Company acquired the remaining 30% interest in Backflip Studios making it a wholly-owned subsidiary. Diluted earnings per share increased to $1.07 in 2017 from $0.79 in 2016.  Net earnings for the six month period ended July 2, 2017 included a $0.12 per diluted share benefit due to the adoption of Accounting Standards Update No. 2016-09 during 2017.

For the six months ended July 2, 2017, consolidated net revenues were $1,822.2 million compared to $1,710.1 million for the six months ended June 26, 2016 and received a $5.3 million foreign currency translation benefit as a result of strengthening currencies primarily in the Asia Pacific and Latin American markets in 2017 compared to 2016.

The following table presents net revenues by product category for the first six months of 2017 and 2016.

	Six Months Ended
	July 2,	June 26,	%
	2017	2016	Change
Franchise brands	$976.5	868.6	12%
Partner brands	443.0	485.3	-9%
Hasbro gaming	269.6	226.7	19%
Emerging brands	133.1	129.5	3%
Net revenues	$1,822.2	1,710.1	7%

FRANCHISE BRANDS: Net revenues in the Franchise Brands category increased 12% in the first six months of 2017 compared to 2016.  Higher net revenues from TRANSFORMERS, NERF, MAGIC THE GATHERING and MONOPOLY products contributed to growth in the first six months of 2017.  TRANSFORMERS products benefited from the June 2017 theatrical release TRANSFORMERS: THE LAST KNIGHT. These increases were partially offset by lower net revenues from PLAY-DOH as well as MY LITTLE PONY products ahead of the theatrical release MY LITTLE PONY: THE MOVIE planned for the second half of 2017, and lower net revenues from LITTLEST PET SHOP products.

PARTNER BRANDS: Net revenues from the Partner Brands category declined 9% during the first six months of 2017 compared to 2016 due to lower net revenues from STAR WARS products ahead of the expected theatrical release of STAR WARS: THE LAST JEDI during the second half of 2017, in addition to lower net revenues from MARVEL, DISNEY FROZEN and DISNEY’S DECENDANTS products, and to a lesser extent, YO-KAI WATCH and SESAME STREET products.  These declines were partially offset by higher net revenue contributions from DREAMWORKS’ TROLLS and BEYBLADE products and increased net revenues from Hasbro’s line of DISNEY PRINCESS products in the six months ended July 2, 2017 compared to the same period in 2016.

HASBRO GAMING: Net revenues in the Hasbro Gaming category increased 19% in the six months ended July 2, 2017 compared to the six months ended June 26, 2016.  Increased net revenues from DUNGEONS & DRAGONS, BOP-IT, OPERATION and other Hasbro Gaming products including several new games were partially offset by lower net revenues from PIE FACE and certain other Hasbro Gaming products.

Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, totaled $526.6 million in the first half of 2017, up 15%, versus $458.8 million in the first half of 2016.  Hasbro believes its gaming portfolio is a competitive differentiator and views it in its entirety.

EMERGING BRANDS: Net revenues from the  Emerging Brands category increased 3% for the first six months of 2017 compared to 2016. Higher net revenues from BABY ALIVE, FURBY, FURREAL FRIENDS and several new Emerging Brands contributed to growth.  These increases were partially offset by lower net revenues from core PLAYSKOOL and certain other Emerging Brands products.

Operating profit for the six months ended July 2, 2017 increased 4% to $178.3 million, or 9.8% of net revenues, from $170.8 million, or 10.0% of net revenues, for the six months ended June 26, 2016. Foreign currency translation did not have a significant impact on operating profit in the first six months of 2017. The growth in operating profit was due to higher net revenues combined with lower intangible asset amortization and programming costs and, partially offset by higher operating expenses including royalty, depreciation, sale and marketing, administration and advertising expenses.

SEGMENT RESULTS

Most of the Company's net revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment.  The results of these operations are discussed in detail below.

Second Quarter of 2017

The following table presents net revenues and operating profit data for the Company's three principal segments for the quarters ended July 2, 2017 and June 26, 2016.

	Quarter Ended
	July 2,	June 26,	%
	2017	2016	Change
Net Revenues
U.S. and Canada segment	$494.4	425.9	16%
International segment	426.6	401.1	6%
Entertainment and Licensing segment	51.5	51.9	-1%

Operating Profit
U.S. and Canada segment	$81.6	58.0	41%
International segment	16.9	29.7	-43%
Entertainment and Licensing segment	11.3	13.8	-18%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the quarter ended July 2, 2017 increased 16% compared to 2016.  Foreign currency translation did not have a significant impact on this segment's net revenues. In the second quarter of 2017, higher net revenues from the Franchise Brands, Partner Brands and Hasbro Gaming categories more than offset lower net revenues from the Emerging Brands category.

The Franchise Brands category benefited from higher net revenues from MAGIC: THE GATHERING, TRANSFORMERS and NERF products which were partially offset by lower net revenues from PLAY-DOH and MY LITTLE PONY products.  Partner Brands category net revenues increased primarily as a result of higher net revenues from MARVEL and DREAMWORKS’ TROLLS in addition to contributions from a new line of BEYBLADE products. These increases were partially offset by lower net revenues from STAR WARS and YO-KAI WATCH products. In the Hasbro Gaming category, higher net revenues from DUNGEONS & DRAGONS and certain other Hasbro Gaming Brands products were partially offset by decreased net revenues from PIE FACE products. In the Emerging Brands category increased net revenues from BABY ALIVE products were more than offset by lower net revenues from core PLAYSKOOL and certain other Emerging Brands products.

U.S. and Canada segment operating profit increased 41% for the quarter ended July 2, 2017 to $81.6 million, or 16.5% of segment net revenues, compared to $58.0 million, or 13.6% of segment net revenues, for the quarter ended June 26, 2016. Operating profit improved due to the impact of higher net revenues partially offset by higher expense levels including royalty expense related to the second quarter theatrical release of TRANSFORMERS: THE LAST KNIGHT.

International Segment

International segment net revenues increased 6% to $426.6 million for the quarter ended July 2, 2017 from $401.1 million for the quarter ended June 26, 2016. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended July 2, 2017 and June 26, 2016.

	Quarter Ended
	July 2,	June 26,	%
	2017	2016	Change
Europe	$237.6	228.1	4%
Latin America	99.9	97.4	3%
Asia Pacific	89.1	75.6	18%
Net revenues	$426.6	401.1	6%

International segment net revenues received a $2.4 million benefit from the impact of foreign currency exchange related to the Company’s Europe and Latin American regions during the second quarter of 2017.  In the second quarter of 2017 net revenues from the Franchise Brands and Hasbro Gaming categories grew, while net revenues from the Partner Brands and Emerging Brands categories declined compared to the same period in 2016.  The Franchise Brands category benefitted from higher net revenues from TRANSFORMERS, MAGIC: THE GATHERING, NERF and MONOPOLY products which more than offset lower net revenues from PLAY-DOH and MY LITTLE PONY products.  Partner Brands category net revenues decreased primarily due to lower net revenues from STAR WARS, MARVEL, DISNEY FROZEN and DISNEY’S DECENDANTS products and were partially offset by higher net revenues from DISNEY PRINCESS, DREAMWORKS’ TROLLS products and new products from BEYBLADE.  In the Hasbro Gaming category, higher net revenues were driven by a broad range of existing games as well as the introduction of new gaming brands in the second quarter of 2017. In the Emerging Brands category, higher net revenues from FURBY products were more than offset by lower net revenues from BABY ALIVE, core PLAYSKOOL products and certain other Emerging Brands products.

International segment operating profit decreased 43% to $16.9 million, or 4.0% of segment net revenues, for the quarter ended July 2, 2017 from $29.7 million, or 7.4% of segment net revenues, for the quarter ended June 26, 2016. The decrease in operating profit was primarily due to higher inventory costs due to less favorable product mix, higher levels of closeout sales in the second quarter of 2017, less favorable hedging results on product purchases in 2017 as well as higher expense levels in the second quarter of 2017.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues remained relatively flat for the quarter ended July 2, 2017 at $51.5 million compared to $51.9 million for the quarter ended June 26, 2016. Higher net revenues from digital gaming, primarily Backflip, were offset by lower entertainment revenues.

Entertainment and Licensing segment operating profit decreased 18% to $11.3 million, or 22.0% of external segment net revenues, for the quarter ended July 2, 2017 from $13.8 million, or 26.6% of segment net revenues, for the quarter ended June 26, 2016. Overall, Entertainment and Licensing segment operating profit and operating profit margin decreased primarily due to lower entertainment revenues and higher administrative expenses.

Global Operations

The Global Operations segment had an operating loss of $7.6 million for the quarter ended July 2, 2017 compared to an operating loss of $2.9 million for the quarter ended June 26, 2016, attributable to cost of sales increases and higher operating expenses in 2017.

Corporate and Eliminations

The operating loss in Corporate and eliminations totaled $2.2 million for the second quarter of 2017 compared to a loss of $13.7 million for the second quarter of 2016.

First Six Months of 2017

The following table presents net revenues and operating profit data for the Company's three principal segments for each of the six months ended July 2, 2017 and June 26, 2016.

	Six Months Ended
	July 2,	June 26,	%
	2017	2016	Change
Net Revenues
U.S. and Canada segment	$946.0	869.5	9%
International segment	771.8	746.2	3%
Entertainment and Licensing segment	104.2	94.4	10%

Operating Profit
U.S. and Canada segment	$146.3	136.3	7%
International segment	17.4	32.5	-46%
Entertainment and Licensing segment	22.7	19.3	18%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the six months ended July 2, 2017 increased 9% compared to 2016.  Foreign currency translation did not have a significant impact on segment net revenues. In the first six months of 2017, higher net revenues from the Franchise Brands, Hasbro Gaming and Emerging Brands categories were partially offset by lower net revenues from the Partner Brands category.

The Franchise Brands category benefited from higher net revenues from NERF, TRANSFORMERS and MAGIC: THE GATHERING products, which were partially offset by lower net revenues from PLAY-DOH, MY LITTLE PONY and LITTLEST PET SHOP products.  Partner Brands category net revenues decreased primarily as a result of lower net revenues from STAR WARS, YO-KAI WATCH, DISNEY FROZEN, and DISNEYS’ DECENDANTS products. These decreases were partially offset by higher net revenues from DREAMWORKS’ TROLLS, the introduction of a new line of BEYBLADE products, MARVEL products and the Company’s DISNEY PRINCESS fashion and small dolls. In the Hasbro Gaming category, higher net revenues from DUNGEONS & DRAGONS and certain other Hasbro Gaming Brands products contributed to growth including revenues from several new games launched during the first quarter of 2017.  These increases were partially offset by lower net revenues from PIE FACE products.  In the Emerging Brands category net revenues grew primarily due to increased net revenues from BABY ALIVE products which were partially offset by core PLAYSKOOL and certain other Emerging Brands products.

U.S. and Canada segment operating profit for the six months ended July 2, 2017 increased to $146.3 million, or 15.5% of segment net revenues, from $136.3 million, or 15.7% of segment net revenues, for the six months ended June 26, 2016. Higher operating profit reflects higher net revenues partially offset by higher expenses, including product development, marketing and sales, distribution and administration expenses.

International Segment

International segment net revenues increased 3% to $771.8 million for the six months ended July 2, 2017 from $746.2 million for the six months ended June 26, 2016.  2017 International segment net revenues include favorable foreign currency translation of approximately $5.4 million. The following table presents net revenues by geographic region for the Company's International segment for the six-month periods ended July 2, 2017 and June 26, 2016.

	Six Months Ended
	July 2,	June 26,	%
	2017	2016	Change
Europe	$453.7	452.2	0%
Latin America	164.6	153.0	8%
Asia Pacific	153.5	141.0	9%
Net revenues	$771.8	746.2	3%

In the first six months of 2017, international segment net revenues were positively impacted by $5.4 million from foreign currency exchange primarily related to the Company’s Latin American region and to a lesser extent Europe and Asia Pacific regions.  Net revenues from the Franchise Brands and Hasbro Gaming categories grew in the first half of 2017, while net revenues from the Partner Brands and Emerging Brands categories declined compared to the same period in 2016.   The Franchise Brands category benefitted from higher net revenues from TRANSFORMERS, NERF, MAGIC: THE GATHERING and MONOPOLY products which more than offset lower net revenues from PLAY-DOH and MY LITTLE PONY products.  Partner Brands category net revenues decreased primarily due to lower net revenues from STAR WARS, MARVEL, DISNEY FROZEN and DISNEY’S DECENDANTS products and were partially offset by higher net revenues from DREAMWORKS’ TROLLS, the introduction of a new line of BEYBLADE products, and higher sales of YO-KAI WATCH and DISNEY PRINCESS products.  In the Hasbro Gaming category, higher net revenues were driven by a broad range of existing games as well as the introduction of new gaming brands during the first six months of 2017. In the Emerging Brands category, lower net revenues from core PLAYSKOOL products, BABY ALIVE and other Emerging Brands products more than offset higher net revenues from FURBY and FURREAL FRIENDS products.

International segment operating profit decreased to $17.4 million, or 2.3% of segment net revenues, for the six months ended July 2, 2017 from $32.5 million, or 4.4% of segment net revenues, for the six months ended June 26, 2016.  The decrease in operating profit is primarily due to the impact of higher closeout price adjustments, lower net revenues in certain markets and higher expense levels. Administration expense for the six months ended June 26, 2016 includes a $13.8 million bad debt provision.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues for the six months ended July 2, 2017 increased 10% to $104.2 million from $94.4 million for the six months ended June 26, 2016.  Higher digital gaming net revenues, primarily from Backflip, were only partially offset by lower entertainment net revenues.

Entertainment and Licensing segment operating profit increased to $22.7 million, or 21.8% of net revenues, for the six months ended July 2, 2017 from $19.3 million, or 20.4% of segment net revenues, for the six months ended June 26, 2016.  Overall, Entertainment and Licensing segment operating profit and operating profit margin increased primarily due to higher revenues and lower intangible amortization expense partially offset by administration costs associated with building the consumer products team globally.

Global Operations

The Global Operations segment operating loss of $6.8 million for the first six months of 2017 compares to operating profit of $0.6 million for the first six months of 2016. The decline is primarily due to lower sourcing volume and increased operating expenses in 2017.

Corporate and Eliminations

Operating loss in Corporate and Eliminations for the first six months of 2017 was $1.3 million, compared to $17.9 million for the first six months of 2016.

OPERATING COSTS AND EXPENSES

Second Quarter of 2017

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended July 2, 2017 and June 26, 2016.

	Quarter Ended
	July 2,	June 26,
	2017	2016
Cost of sales	37.9%	36.6%
Royalties	8.1	7.9
Product development	6.5	7.2
Advertising	9.5	9.9
Amortization of intangibles	0.8	1.0
Program production cost amortization	0.5	0.6
Selling, distribution and administration	26.4	27.2

Cost of sales increased 14.5% from $321.7 million, or 36.6% of net revenues, for the quarter ended June 26, 2016 to $368.2 million, or 37.9% of net revenues for the quarter ended July 2, 2017.  Costs of sales increased in dollars primarily due to higher net revenues compared to the second quarter of 2016. As a percent of net revenues, the increase reflects a more favorable product and revenue mix which was more than offset by higher levels of closeout sales and less favorable hedging results in the second quarter of 2017.

Royalty expense for the quarter ended July 2, 2017 was $79.2 million, or 8.1% of net revenues, compared to $69.4 million, or 7.9% of net revenues, for the quarter ended June 26, 2016.  Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Increased net revenues from products related to the June 2017 theatrical release, TRANSFORMERS: THE LAST KNIGHT as well as higher Partner Brand sales in the second quarter, resulted in higher royalty expense in dollars and as a percentage of net revenues during the second quarter of 2017 compared to the same period in 2016.

Product development expense for the quarter ended July 2, 2017 was $62.8 million, or 6.5% of net revenues, compared to $63.7 million, or 7.2% of net revenues, for the quarter ended June 26, 2016.  Product development expense in dollars was relatively consistent with the second quarter of 2016.  As a percent of net revenues the decrease in product development reflects increased 2017 second quarter net revenues.

Advertising expense for the quarter ended July 2, 2017 was $92.4 million, or 9.5% of revenues, compared to $87.0 million, or 9.9% of net revenues, for the quarter ended June 26, 2016.  Advertising expense was relatively consistent as a percentage of net revenues.

Amortization of intangibles was $7.9 million, or 0.8% of net revenues for the quarter ended July 2, 2017 compared to $8.7 million, or 1.0% of net revenues, for the quarter ended June 26, 2016.  The decrease reflects lower amortization of property rights related to Backflip Studios which became fully amortized during the second quarter of 2017.

Program production cost amortization increased to $5.2 million or 0.5% of net revenues, for the quarter ended July 2, 2017 from $5.0 million, or 0.6% of net revenues, for the quarter ended June 26, 2016. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. As a percent of net revenues, program production cost amortization is consistent with 2016.

For the quarter ended July 2, 2017, the Company's selling, distribution and administration expenses increased to $256.9 million, or 26.4% of net revenues, from $238.6 million, or 27.2% of net revenues, for the quarter ended June 26, 2016. These higher costs reflect increased expenditures related to ongoing information technology initiatives, as well as increases in marketing and sales and administration costs compared to the same period in 2016. Increases in administration and marketing and sales included increased compensation expense, higher depreciation and continued investments in our brands.

First Six Months of 2017

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the six-month periods ended July 2, 2017 and June 26, 2016.

	Six Months Ended
	July 2,	June 26,
	2017	2016
Cost of sales	37.0%	35.8%
Royalties	7.9	8.2
Product development	6.9	7.1
Advertising	9.5	9.8
Amortization of intangibles	0.9	1.0
Program production cost amortization	0.6	0.7
Selling, distribution and administration	27.5	27.6

Cost of sales for the six months ended July 2, 2017 increased to $674.3 million, or 37.0% of net revenues, from $611.9 million, or 35.8% of net revenues, for the six months ended June 26, 2016. Costs of sales increased in dollars primarily due to higher net revenues compared to the first six months of 2016. As a percent of net revenues, the increase reflects a higher level of closeout sales in the first half of 2017 and less favorable hedging results partially offset by a more favorable product mix for the six months ended July 2, 2017 compared to the same period in 2016.

Royalty expense for the six months ended July 2, 2017 was $143.5 million, or 7.9% of net revenues, compared to $139.4 million, or 8.2% of net revenues, for the six months ended June 26, 2016. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. Growth in net revenues from certain Partner Brands as well as increased net revenues from products related to the June 2017 theatrical release, TRANSFORMERS: THE LAST KNIGHT, generated higher royalty expense in dollars during the first six months of 2017 compared to the same period in 2016.

Product development expense for the six months ended July 2, 2017 increased to $125.4 million, or 6.9% of net revenues, from $120.8 million, or 7.1% of net revenues for the six months ended June 26, 2016. Higher product development expense, in dollars, primarily reflects the Company’s continued investment in innovation and anticipated growth across our brand portfolio in both Franchise and Partner Brands, in addition to the incremental expense associated with an extra week during the first six months of 2017.

Advertising expense for the six months ended July 2, 2017 was $173.3 million, or 9.5% of net revenues, compared to $166.8 million, or 9.8% of net revenues, for the six months ended June 26, 2016. In dollars, the increase primarily reflects growth in revenue. Advertising expense was relatively consistent as a percentage of net revenues.

Amortization of intangibles was $15.8 million, or 0.9% of net revenues, for the six months ended July 2, 2017 compared to $17.4 million, or 1.0% of net revenues, in the first six months of 2016. The decrease reflects lower amortization of property rights related to Backflip Studios which became fully amortized during the first half of 2017.

Program production cost amortization decreased in the first six months of 2017 to $10.8 million, or 0.6% of net revenues, from $11.2 million, or 0.7% of net revenues, in the first six months of 2016. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The decrease during the first six months of 2017 primarily reflects lower television programing revenues in 2017.

For the six months ended July 2, 2017, the Company's selling, distribution and administration expenses increased to $500.8 million or 27.5% of net revenues from $471.8 million or 27.6% of net revenues for the six months ended June 26, 2016.   These higher costs reflect the incremental expense associated with the extra week included in the first six months of 2017, expenditures related to ongoing information technology initiatives, as well as increases in marketing and sales and administration costs compared to the same period in 2016. Increases in administration and marketing and sales included increased compensation expense, higher depreciation and continued investments in our brands.  Administration expense for 2016 included a bad debt provision of $13.8 million related to a customer in the International segment.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the second quarter and first six months of 2017 totaled $24.2 million and $48.7 million, respectively, compared to $23.9 million and $48.0 million for the comparable and respective periods of 2016.

Interest income was $5.1 million and $10.7 million for the second quarter and first six months of 2017, respectively, compared to $2.3 million and $4.5 million in the second quarter and first six months of 2016. Higher invested cash balances and higher average interest rates in 2017 compared to 2016 contributed to the increase.

Other (income) expense, net of $(6.0) million for the quarter ended July 2, 2017, compared to other (income) expense, net of $(3.7) million for the quarter ended June 26, 2016.  Other (income) expense, net of $(17.4) million for the six month period ended July 2, 2017, compared to other (income) expense, net of $1.1 million for same period in 2016.  The increase in the second quarter is primarily due to higher income from the Company’s investment in Discovery Family Channel and other investment gains offset by gains related to the sale of an investment in the second quarter of 2016.  In the first six months, foreign exchange gains also contributed to the increase in other (income) expense, net.

INCOME TAXES

Income taxes totaled $19.2 million on pre-tax earnings of $86.9 million in the second quarter of 2017 compared to income taxes of $17.6 million on pre-tax earnings of $67.0 million in the second quarter of 2016. For the six month period, income taxes totaled $21.4 million on pre-tax earnings of $157.7 million in 2017 compared to income taxes of $29.8 million on pre-tax earnings of $126.2 million in 2016. Both periods, as well as the full year 2016, were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first six months of 2017, favorable discrete tax adjustments were a net benefit of $17.7 million compared to a net benefit of $3.1 million in the first six months of 2016. The favorable discrete tax adjustments for the first six months of 2017 primarily relate to excess tax benefits on share-based payments (resulting from the adoption of ASU No.2016-09, as discussed in Note 1 to the consolidated financial statements in Part I, Item 1.)  Absent discrete items, the adjusted tax rate for the first six months of 2017 and 2016 were 24.8% and 26.1%, respectively. The adjusted rate of 24.8% for the six months ended July 2, 2017 is comparable to the full year 2016 adjusted rate of 24.5%.

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

In May 2014, the Financial Accounting Standards Board (“FASB”), in cooperation with the International Accounting Standards Board (“IASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced qualitative and quantitative revenue related disclosures.  ASU 2014-09 may be adopted on a full retrospective basis and applied to all prior periods presented, or on a modified retrospective basis through a cumulative adjustment recorded to opening retained earnings in the year of initial application.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently in the process of evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.   Based on the analysis performed to date, the Company does not expect the adoption of this new standard to have a material impact on the Company’s results or financial statements.

The Company’s revenue is primarily generated from the sale of finished product to customers.  Revenue is recognized at a point in time when ownership, risks, and rewards transfer.  These transactions are generally not impacted by the new standard.  The Company does however offer certain types of variable payments to these customers such as pricing allowances, rebates, coupons and collaborative marketing arrangements.  These types of payments are defined as variable consideration under ASU 2014-09.  Although not expected to be material, the recognition timing of certain variable consideration payments may be accelerated.  The Company is currently completing its impact assessment over this type of revenue as well as over the revenue generated from its Entertainment and Licensing business.  The Company will determine which transition method to utilize upon completion of its impact assessment.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including (1) a requirement to prospectively record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement; (2) a requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows; (3) the removal of the requirement to withhold shares upon settlement of an award at the minimum statutory withholding requirement; (4) a requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows; and (5) entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards choosing either to estimate forfeitures as required today or recognize forfeitures as they occur. ASU 2016-09 was effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of the adoption resulted in the following:

•         The Company recorded excess tax benefits related to share-based payment awards of $15.5 million as part of income tax expense for the six months ended July 2, 2017.

•         In accordance with the standard, for the six months ended July 2, 2017, the Company classified excess tax benefits related to share-based employee awards of $15.5 million as part of operating activities in the consolidated statements of cash flows. These amounts were previously recorded as cash inflows from financing activities.  To keep the statements of cash flows comparable, the Company elected to apply this portion of the standard retrospectively and restate its statement of cash flows for the second quarter of 2016 as allowed by the standard. Excess tax benefits of $18.4 million for the six month period ended June 26, 2016, previously shown as financing activities were reclassified with other income tax cash flows as operating activities.

•         In accordance with the standard, the Company now classifies cash outflows for employee taxes paid related to shares withheld from share-based payment awards as financing activities in the consolidated statements of cash flows. For the six months ended July 2, 2017, these payments amount to $31.4 million. Prior to adoption of ASU 2016-09, these cash flows were included as operating activities. This change is required to be applied on a retrospective basis and as a result, the Company has restated the consolidated statement of cash flows for the six month period ended June 26, 2016 by reclassifying payments of $18.7 million to financing activities from operating activities.

•         The Company elected to change its policy on accounting for forfeitures, from estimating the number of stock-based awards expected to vest, to accounting for forfeitures as they occur.  This election resulted in a one-time share based payment expense, net of tax, of $0.7 million which was recorded directly to retained earnings during the first quarter of 2017. Based upon the Company’s history of forfeitures, it is not expected that this election will have a material impact on its financial statements going forward however, as any impact will be based on future forfeitures, the actual impact could differ from the Company’s expectation.

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

During the first six months of 2017, the Company continued to fund its working capital needs primarily through cash flows from operations and, when needed, lines of credit and commercial paper. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2017. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of July 2, 2017 the Company's cash and cash equivalents totaled $1,433.5 million, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of permanently reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of July 2, 2017 are denominated in the U.S. dollar.

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

At July 2, 2017, cash and cash equivalents, net of short-term borrowings, increased to $1,246.6 million from $918.7 million at June 26, 2016. Net cash provided by operating activities in the first six months of 2017 was $366.1 million compared to $305.9 million in the first six months of 2016.  On a trailing twelve month basis, the Company generated $877.4 million in operating cash flows for the twelve months ended July 2, 2017 compared to $622.3 million for the twelve months ended June 26, 2016 and $817.3 million for the fiscal year ended December 25, 2016.

Accounts receivable increased 20% to $846.5 million at July 2, 2017, compared to $703.8 million at June 26, 2016. The increase reflects the 11% increase in revenues in the second quarter of 2017 as compared to the second quarter 2016 and growth in sales of markets with longer collection terms. Days sales outstanding increased from 72 days at June 26, 2016 to 78 days at July 2, 2017, also reflecting the timing of revenues in the quarter as well as growth in revenues with longer terms and the impact of increased markdowns and closeout sales in the first half of 2017 compared to the same period in 2016.

Inventories decreased 3% to $557.5 million at July 2, 2017 from $572.4 million at June 26, 2016. The decrease in inventories is primarily related to increased closeout shipments during the first six months supported by improved inventory management with a focus on new and growing brands.

Prepaid expenses and other current assets decreased 20% to $257.3 million at July 2, 2017 from $323.0 million at June 26, 2016. The decrease was primarily related to lower unrealized gains on foreign exchange contracts as well as lower current year prepaid corporate taxes and lower royalties compared to 2016.

Goodwill and other intangible assets, net decreased to $802.3 million at July 2, 2017 from $856.2 million at June 26, 2016. The decrease was due to a non-cash goodwill impairment charge of $32.9 million related to Backflip Studios taken in the fourth quarter of 2016 in addition to amortization of intangible assets over the last twelve months.

Other assets increased approximately 3% to $746.6 million at July 2, 2017 from $722.2 million at June 26, 2016. The increase was primarily related to the increased deferred tax asset balances, higher capitalized movie and television production costs, net of related production rebates, as well as higher accounts receivable related to long-term multi-year programming distribution agreements. These increases were partially offset by payments received in relation to a long-term note receivable related to the sale of the Company’s manufacturing operations in August 2015, decreases in the value of long-term foreign exchange contracts and lower long-term royalty advances.

Accounts payable and accrued liabilities increased 26% to $935.5 million at July 2, 2017 from $739.6 million at June 26, 2016. The increase was primarily due to higher accounts payable balances in the Company’s Global Operations business reflecting longer payment terms, higher accrued royalties from products related to 2017 theatrical releases and higher value of unrealized losses on foreign exchange contracts.

Other liabilities increased 2% to $408.9 million at July 2, 2017 from $402.6 million at June 26, 2016. The increase in 2017 compared to 2016 reflects increases in uncertain tax position reserves, higher deferred tax balances and increased balances related to Corporate and Board of Director deferred compensation.  These increases were partially offset by lower accrued pension balances as the result of a $62.0 million U.S. pension contribution in the third quarter of 2016.

Net cash utilized by investing activities was $67.8 million in the first six months of 2017 compared to $46.0 million in the first six months of 2016. Additions to property, plant and equipment were $66.3 million in the first six months of 2017 compared to $66.4 million in the first six months of 2016. Net investing activity for 2016 included a $19.8 million return of capital from the Discovery Family Channel joint venture. The joint venture has since achieved sufficient earnings for the distributions to be treated as dividends and as a result, the 2017 distributions totaling $17.8 million were included in other operating activities.

Net cash utilized by financing activities was $160.5 million in the first six months of 2017 compared to $319.3 million in the first six months of 2016. Cash payments related to purchases of the Company's common stock were $18.6 million in the first six months of 2017 compared to $57.3 million in the first six months of 2016. At July 2, 2017, the Company had $309.4 million remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first six months of 2017 totaled $134.7 million compared to $121.3 million in the first six months of 2016 reflecting the higher dividend rate commencing with the May 2017 dividend. Net proceeds from short-term borrowings were $14.2 million in the first six months of 2017 compared to net repayments of $159.1 million in the first six months of 2016.  Financing activities in the first six months of 2017 and 2016 include payments of $31.4 million and $18.7 million, respectively, relating to tax payments made to tax authorities for which shares were withheld from employees’ share-based payment awards.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700 million. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At July 2, 2017 the Company had borrowings of approximately $165.7 million outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $700 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the quarter ended July 2, 2017. The Company had no borrowings outstanding under its committed revolving credit facility at July 2, 2017. However, the Company had letters of credit outstanding under this facility as of July 2, 2017 of approximately $0.8 million. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of July 2, 2017 were approximately $533.5 million. The Company also has other uncommitted lines from various banks, of which approximately $62.9 million was utilized at July 2, 2017, of which $55.9 million represents outstanding letters of credit and $7.0 million represents outstanding borrowings.

The Company has principal amounts of long-term debt at July 2, 2017 of $1,559.9 million, of which $350 million is due in September 2017 and is recorded as a current liability and the remainder are due at varying times from 2021 through 2044. The Company currently expects to refinance the $350 million notes upon maturity, either via a bond issuance or via its Commercial Paper program. The Company also had letters of credit of approximately $56.7 million and purchase commitments of approximately $673.7 million outstanding at July 2, 2017.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 25, 2016, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 25, 2016, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $92.8 million at July 2, 2017, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At July 2, 2017, these contracts had net unrealized gains of $3.2 million, of which $8.2 million are recorded in prepaid expenses and other current assets, $17.2 million are recorded in other assets, $19.8 million are recorded in accrued liabilities and $2.4 million are recorded in other liabilities. Included in accumulated other comprehensive loss at July 2, 2017 are deferred gains, net of tax, of $4.7 million, related to these derivatives.

At July 2, 2017, the Company had fixed rate long-term debt of $1,559.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at July 2, 2017 are deferred losses, net of tax, of $17.6 million related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 2, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 2, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently party to certain legal proceedings, none of which it believes to be material to its business or financial condition.

Item 1A.	Risk Factors.

This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial and business goals, expectations for achieving the Company's goals and objectives, cost savings and efficiency enhancing initiatives and other objectives and anticipated uses of cash and may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

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

·           the Company's ability to successfully re-imagine, re-invent and re-ignite its existing brands, products and product lines, including through the use of immersive entertainment experiences, to keep them fresh and relevant and to maintain and further their success;

·           the Company's ability to successfully design, develop, produce, introduce, market and sell innovative new brands, products and product lines which achieve and sustain interest from retailers and consumers and keep pace with changes in consumer preferences and technology;

·           the Company's ability to offer products that (i) expand consumer demand for its product offerings and do not significantly compete with the Company's other existing product offerings and (ii) consumers want to purchase and select over competitors' products;

·           successful brand and/or product introductions from competitors that capture market share and sales from the Company;

·           the Company's ability to source and ship products in a timely and cost-effective manner and customers' and consumers' acceptance and purchase of those products in quantities and at prices that will be sufficient to profitably recover the Company's costs for developing, marketing and selling those products;

·           recessions, other economic downturns, challenging economic conditions or economic uncertainty affecting one or more of the Company's significant markets which can negatively impact the financial health of the Company's customers and consumers, and which can result in lower employment levels, lower consumer disposable income and lower consumer spending, including lower spending on purchases of the Company's products;

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

·           the inventory policies of the Company's retail and e-commerce customers, including potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of the Company's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules;

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

·           changes in foreign exchange rates and other potential regulations, increased costs and/or economic uncertainty associated with the United Kingdom (“UK”) vote to leave the European Union (“EU”), commonly referred to as Brexit, may harm our sales and the profitability of our business in the UK and the EU; or

·           other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC, such as filings on Forms 8-K, 10-Q and 10-K.

The Company undertakes no obligation to revise the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases Made in the Quarter (in whole dollars and number of shares)

(d)
Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	(a) Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs
April 2017
4/3/17 – 4/30/17	6,100	$94.99	6,100	$309,359,359
May 2017
5/1/17 – 6/4/17	-	$-	-	$309,359,359
June 2017
6/5/17 – 7/2/17	-	$-	-	$309,359,359
Total	6,100	$94.99	6,100	$309,359,359

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

10.1    Form of 2017 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.  (Applicable for John Frascotti, Deb Thomas, Duncan Billing and Wiebe Tinga.)

10.2    Form of 2017 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.3    Form of 2017 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.  (Applicable for John Frascotti, Deb Thomas, Duncan Billing and Wiebe Tinga.)

10.4    Form of 2017 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.5    Form of 2017 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.  (Applicable for John Frascotti, Deb Thomas, Duncan Billing and Wiebe Tinga.).

10.6    Form of 2017 Non-Competition, Non-Solicitation and Confidentiality Agreement.  (Applicable for John Frascotti, Deb Thomas, Duncan Billing and Wiebe Tinga.)

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

HASBRO, INC.
(Registrant)

Date: August 2, 2017	By: /s/ Deborah Thomas
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

10.1	Form of 2017 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable for John Frascotti, Deb Thomas, Duncan Billing and Wiebe Tinga.)
10.2	Form of 2017 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.
10.3	Form of 2017 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable for John Frascotti, Deb Thomas, Duncan Billing and Wiebe Tinga.)
10.4	Form of 2017 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.
10.5	Form of 2017 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable for John Frascotti, Deb Thomas, Duncan Billing and Wiebe Tinga.).
10.6	Form of 2017 Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable for John Frascotti, Deb Thomas, Duncan Billing and Wiebe Tinga.)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.