Form 10-Q
period 2017-10-01
HASBRO INC
filed 2017-11-08
CIK 46080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________

FORM 10-Q

______________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting Company [ ]

Emerging growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [ ]  No  [x]

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 23, 2017 was 124,555,586.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	October 1,	September 25,	December 25,
	2017	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$1,244,778	830,372	1,282,285
Accounts receivable, less allowance for doubtful accounts of $33,900
$36,500 and $16,800	1,655,752	1,452,931	1,319,963
Inventories	629,120	607,701	387,675
Prepaid expenses and other current assets	232,590	255,983	237,684
Total current assets	3,762,240	3,146,987	3,227,607

Property, plant and equipment, less accumulated depreciation of $417,000,
$358,100 and $383,700	263,862	247,231	267,398

Other assets
Goodwill	572,762	604,700	570,555
Other intangibles, net, accumulated amortization of $898,300, $867,300
and $876,000	223,695	254,637	245,949
Other	722,089	701,592	779,857
Total other assets	1,518,546	1,560,929	1,596,361

Total assets	$5,544,648	4,955,147	5,091,366

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS
AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$189,012	178,666	172,582
Current portion of long-term debt	-	349,611	349,713
Accounts payable	525,852	344,874	319,525
Accrued liabilities	769,893	742,568	776,039
Total current liabilities	1,484,757	1,615,719	1,617,859

Long-term debt	1,693,261	1,198,461	1,198,679
Other liabilities	410,378	364,378	389,388
Total liabilities	3,588,396	3,178,558	3,205,926

Redeemable noncontrolling interests	-	34,829	22,704

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none
issued	-	-	-
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued
209,694,630 at October 1, 2017, September 25, 2016,
and December 25, 2016	104,847	104,847	104,847
Additional paid-in capital	1,043,981	959,859	985,418
Retained earnings	4,336,420	4,019,370	4,148,722
Accumulated other comprehensive loss	(234,792)	(203,989)	(194,570)
Treasury stock, at cost; 85,139,302 shares at October 1, 2017; 84,751,773
shares at September 25, 2016; and 85,207,677 shares at December 25, 2016	(3,294,204)	(3,138,327)	(3,181,681)
Total shareholders' equity	1,956,252	1,741,760	1,862,736

Total liabilities, redeemable noncontrolling interests and
shareholders' equity	$5,544,648	4,955,147	5,091,366

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Operations
	(Thousands of Dollars Except Per Share Data)
	(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Net revenues	$1,791,502	1,679,757	3,613,671	3,389,882
Costs and expenses:
Cost of sales	730,656	658,986	1,404,971	1,270,902
Royalties	139,222	134,294	282,754	273,671
Product development	67,386	70,083	192,765	190,918
Advertising	168,926	154,132	342,236	320,948
Amortization of intangibles	6,492	8,691	22,254	26,073
Program production cost amortization	5,394	6,282	16,152	17,501
Selling, distribution and administration	312,482	285,188	813,268	756,978
Total costs and expenses	1,430,558	1,317,656	3,074,400	2,856,991
Operating profit	360,944	362,101	539,271	532,891
Non-operating (income) expense:
Interest expense	25,072	24,305	73,752	72,263
Interest income	(5,362)	(1,944)	(16,042)	(6,469)
Other income, net	(8,607)	(6,584)	(26,003)	(5,460)
Total non-operating expense, net	11,103	15,777	31,707	60,334
Earnings before income taxes	349,841	346,324	507,564	472,557
Income tax expense	84,258	90,162	105,659	120,005
Net earnings	265,583	256,162	401,905	352,552
Net loss attributable to noncontrolling interests	-	(1,636)	-	(6,103)
Net earnings attributable to Hasbro, Inc.	$265,583	257,798	401,905	358,655

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$2.12	2.05	3.21	2.86
Diluted	$2.09	2.03	3.16	2.82
Cash dividends declared per common share	$0.57	0.51	1.71	1.53

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Comprehensive Earnings
	(Thousands of Dollars)
	(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Net earnings	$265,583	256,162	401,905	352,552
Other comprehensive earnings (loss):
Foreign currency translation adjustments	13,142	(1,483)	41,954	18,482
Net losses on cash flow hedging activities,
net of tax	(26,532)	(12,960)	(83,729)	(37,004)
Unrealized holding (losses) gains on available
-for-sale securities, net of tax	(784)	(390)	(555)	963
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	4,547	(16,028)	(2,237)	(43,952)
Unrecognized pension and postretirement amounts	1,448	1,173	4,345	3,523
Total other comprehensive loss, net of tax	(8,179)	(29,688)	(40,222)	(57,988)
Comprehensive earnings	257,404	226,474	361,683	294,564
Comprehensive loss attributable to noncontrolling interests	-	(1,636)	-	(6,103)
Comprehensive earnings attributable to Hasbro, Inc.	$257,404	228,110	361,683	300,667

	See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	October 1,	September 25,
	2017	2016
Cash flows from operating activities:
Net earnings	$401,905	352,552
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	107,853	89,327
Amortization of intangibles	22,254	26,073
Program production cost amortization	16,152	17,501
Deferred income taxes	17,797	25,091
Stock-based compensation	37,390	39,673
Other non-cash items	(16,033)	(15,523)
Change in operating assets and liabilities net of acquired and disposed balances:
Increase in accounts receivable	(300,693)	(224,172)
Increase in inventories	(222,546)	(214,734)
Increase in prepaid expenses and other current assets	(4,437)	(4,063)
Program production costs	(25,309)	(36,010)
Increase in accounts payable and accrued liabilities	137,518	171,287
Other	29,945	(31,595)
Net cash provided by operating activities	201,796	195,407
Cash flows from investing activities:
Additions to property, plant and equipment	(102,512)	(103,639)
Investments and acquisitions, net of cash acquired	-	(12,436)
Other	5,516	25,576
Net cash utilized by investing activities	(96,996)	(90,499)
Cash flows from financing activities:
Net proceeds from borrowings with maturity greater than three months	493,878	-
Repayments of borrowings with maturity greater than three months	(350,000)	-
Net proceeds from other short-term borrowings	15,663	14,160
Purchases of common stock	(112,241)	(104,273)
Stock-based compensation transactions	29,432	37,515
Dividends paid	(206,012)	(185,265)
Payments related to tax withholding for share-based compensation	(31,973)	(21,914)
Other	-	762
Net cash utilized by financing activities	(161,253)	(259,015)
Effect of exchange rate changes on cash	18,946	7,729
Decrease in cash and cash equivalents	(37,507)	(146,378)
Cash and cash equivalents at beginning of year	1,282,285	976,750
Cash and cash equivalents at end of period	$1,244,778	830,372

Supplemental information
Cash paid during the period for:
Interest	$75,567	74,700
Income taxes	$86,441	64,854

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of October 1, 2017 and September 25, 2016, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended October 1, 2017 and September 25, 2016 were each 13-week periods. The nine-month period ended October 1, 2017 was a 40-week period while the nine-month period ended September 25, 2016 was a 39-week period.

The results of operations for the quarter and nine-month periods ended October 1, 2017 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2016 periods representative of those actually experienced for the full year 2016. Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the fiscal year ended December 25, 2016 in its Annual Report on Form 10-K (“2016 Form 10-K”), which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

Recently Adopted Accounting Standards

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its 2016 Form 10-K with the exception of the accounting policy related to stock compensation.  During the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU includes provisions intended to simplify how share-based payments are accounted for and presented in the financial statements including:

•          Prospectively, the requirement to record all of the tax effects related to share-based payments at settlement through the income statement.  For the quarter and nine months ended October 1, 2017, excess tax benefits of $5,014 and $20,478, respectively, were recorded to income tax expense.

•          A requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities, included with other income tax cash flows on the statement of cash flows.  Previously, these amounts were reported as a cash inflow from financing activities.  The Company elected to apply this requirement of the standard retrospectively.  Accordingly, the cash flow statement for the nine months ended September 25, 2016 has been restated to include $19,712 of cash flows from excess tax benefits, previously included as financing activities, in operating activities within the increase in accounts payable and other accrued liabilities.  For the nine months ended October 1, 2017 excess tax benefits of $20,478 were reported as operating activities.

•          A requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows.  Prior to adoption of ASU 2016-09, these cash flows were included as operating activities. This change was required to be applied on a retrospective basis and as a result, the Company has restated the consolidated statement of cash flows for the nine months ended September 25, 2016. This change resulted in payments of $21,914 for the nine months ended September 25, 2016 being included in financing activities.  For the nine months ended October 1, 2017, such payments amounted to $31,973.

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

Recent Transactions

Through 2016, the Company had one investment with a redeemable noncontrolling interest which was the Company’s 70% majority interest in Backflip Studios, LLC (“Backflip”). During the first quarter of 2017, the Company acquired the remaining 30% of Backflip for no additional consideration, making it a wholly-owned subsidiary of the Company.

(2) Earnings Per Share

Net earnings per share data for the quarters and nine-month periods ended October 1, 2017 and September 25, 2016 were computed as follows:

	2017		2016
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$265,583	265,583	257,798	257,798

Average shares outstanding	125,170	125,170	125,500	125,500
Effect of dilutive securities:
Options and other share-based awards	-	1,980	-	1,678
Equivalent Shares	125,170	127,150	125,500	127,178

Net earnings attributable to Hasbro, Inc. per common share	$2.12	2.09	2.05	2.03

	2017		2016
Nine Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$401,905	401,905	358,655	358,655

Average shares outstanding	125,204	125,204	125,414	125,414
Effect of dilutive securities:
Options and other share-based awards	-	2,044	-	1,642
Equivalent Shares	125,204	127,248	125,414	127,056

Net earnings attributable to Hasbro, Inc. per common share	$3.21	3.16	2.86	2.82

For the quarters ended October 1, 2017 and September 25, 2016, options and restricted stock units totaling 450 and 492, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine-month periods ended October 1, 2017 and September 25, 2016, options and restricted stock units totaling 514 and 492, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(3) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and nine-month periods ended October 1, 2017 and September 25, 2016.

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016

Other comprehensive earnings (loss), tax effect:
Tax benefit on cash flow hedging activities	$1,700	1,420	5,936	9,423
Tax benefit (expense) on unrealized holding losses and gains	445	221	315	(547)
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(1,875)	2,456	(2,884)	5,274
Tax benefit on unrecognized pension and
postretirement amounts reclassified to the
consolidated statements of operations	(822)	(666)	(2,466)	(1,999)
Total tax effect on other comprehensive earnings (loss)	$(552)	3,431	901	12,151

Changes in the components of accumulated other comprehensive loss for the nine months ended October 1, 2017 and September 25, 2016 are as follows:

			Unrealized
			Holding		Total
		Gains	Gains on	Foreign	Accumulated
	Pension and	(Losses) on	Available-	Currency	Other
	Postretirement	Derivative	for-Sale	Translation	Comprehensive
	Amounts	Instruments	Securities	Adjustments	Loss
2017
Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)
Current period other comprehensive earnings (loss)	4,345	(85,966)	(555)	41,954	(40,222)
Balance at October 1, 2017	$(114,056)	(34,881)	869	(86,724)	(234,792)

2016
Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)
Current period other comprehensive earnings (loss)	3,523	(80,956)	963	18,482	(57,988)
Balance at September 25, 2016	$(99,408)	(1,639)	2,221	(105,163)	(203,989)

At October 1, 2017, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $17,547 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the third quarter of 2017 or forecasted to be purchased during the remainder of 2017 and, to a lesser extent, 2018 through 2022, intercompany expenses expected to be paid or received during 2017 and 2018, and cash receipts for sales forecasted to be made in the remainder of 2017 and, to a lesser extent, 2018 through 2019. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At October 1, 2017, deferred losses, net of tax, of $17,332 related to these instruments remained in AOCE. For the quarters ended October 1, 2017 and September 25, 2016, previously deferred losses of $450 were reclassified from AOCE to net earnings. For the nine-month periods ended October 1, 2017 and September 25, 2016, previously deferred losses of $1,384 and $1,349 were reclassified from AOCE to net earnings, respectively.

Of the amount included in AOCE at October 1, 2017, the Company expects net losses of approximately $18,932 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(4) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At October 1, 2017, September 25, 2016 and December 25, 2016, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at October 1, 2017, September 25, 2016 and December 25, 2016 also include certain assets and liabilities measured at fair value (see Notes 6 and 8) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of October 1, 2017, September 25, 2016 and December 25, 2016 are as follows:

	October 1, 2017		September 25, 2016		December 25, 2016
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value	Cost	Value
6.35% Notes Due 2040	$500,000	613,750	500,000	611,200	500,000	584,850
3.50% Notes Due 2027	500,000	496,850	-	-	-	-
6.30% Notes Due 2017	-	-	350,000	366,205	350,000	361,900
5.10% Notes Due 2044	300,000	324,300	300,000	324,450	300,000	297,600
3.15% Notes Due 2021	300,000	306,840	300,000	310,620	300,000	300,450
6.60% Debentures Due 2028	109,895	132,830	109,895	132,786	109,895	123,984
Total long-term debt	$1,709,895	1,874,570	1,559,895	1,745,261	1,559,895	1,668,784
Less: Current portion	-	-	350,000	366,205	350,000	361,900
Less: Deferred debt expenses	16,634	-	11,434	-	11,216	-
Long-term debt	$1,693,261	1,874,570	1,198,461	1,379,056	1,198,679	1,306,884

In September 2017 the Company issued $500,000 of Notes due in 2027 that bear interest at a fixed rate of 3.50% (the "3.50% Notes"). Net proceeds from the issuance of the 3.50% Notes, after deduction of $6,122 of underwriting discount and debt issuance expenses, totaled $493,878. These costs are being amortized over the life of the 3.50% Notes, or 10 years. The Company may redeem the 3.50% Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase, plus 25 basis points. In addition, three months prior to their maturity date, the Company may redeem at its option the 3.50% Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 3.50% Notes to be redeemed.

The proceeds from this debt issuance were used to repay the $350,000 aggregate principal amount of its 6.30% Notes that matured during the third quarter 2017. The Company used the remaining net proceeds for general corporate purposes.

Current portion of long-term debt at September 25, 2016 and December 25, 2016 of $349,611 and $349,713, respectively, as shown on the consolidated balance sheet represents the $350,000 principal of 6.30% notes less $389 and $287, respectively, of deferred debt expenses.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At October 1, 2017, September 25, 2016 and December 25, 2016, these investments totaled $24,405, $23,490 and $23,571, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $446 and $1,461 on these investments in other income, net for the quarter and nine months ended October 1, 2017, respectively, related to the change in fair value of such instruments.  For the quarter and nine-month periods ended September 25, 2016, the Company recorded net gains of $440 and $922, respectively, in other income, net, related to the change in fair value of such instruments.

At October 1, 2017, September 25, 2016 and December 25, 2016, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
October 1, 2017
Assets:
Available-for-sale securities	$2,866	2,866	-	-
Derivatives	11,975	-	11,975	-
Total assets	$14,841	2,866	11,975	-

Liabilities:
Derivatives	$22,671	-	22,671	-
Option agreement	28,510	-	-	28,510
Total liabilities	$51,181	-	22,671	28,510

September 25, 2016
Assets:
Available-for-sale securities	$4,986	4,986	-	-
Derivatives	39,115	-	39,115	-
Total assets	$44,101	4,986	39,115	-

Liabilities:
Derivatives	$19,390	-	19,390	-
Option agreement	27,460	-	-	27,460
Total liabilities	$46,850	-	19,390	27,460

December 25, 2016
Assets:
Available-for-sale securities	$3,736	3,736	-	-
Derivatives	87,894	-	87,894	-
Total assets	$91,630	3,736	87,894	-

Liabilities:
Derivatives	$11,309	-	11,309	-
Option agreement	28,770	-	-	28,770
Total Liabilities	$40,079	-	11,309	28,770

Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel (“Discovery”). The option agreement is included in other liabilities at October 1, 2017, September 25, 2016 and December 25, 2016, is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the nine-month period ended October 1, 2017.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2017	2016
Balance at beginning of year	$(28,770)	(28,360)
Gain from change in fair value	260	900
Balance at end of third quarter	$(28,510)	(27,460)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At October 1, 2017, September 25, 2016 and December 25, 2016, these investments had fair values of $24,405, $23,490 and $23,571, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(7) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and nine-month periods ended October 1, 2017 and September 25, 2016 are as follows:

	Quarter Ended
	Pension		Postretirement
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Service cost	$925	1,002	172	132
Interest cost	4,443	4,611	295	294
Expected return on assets	(5,896)	(5,512)	-	-
Net amortization and deferrals	2,525	2,134	-	-
Net periodic benefit cost	$1,997	2,235	467	426

	Nine Months Ended
	Pension		Postretirement
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Service cost	$2,798	2,995	517	397
Interest cost	13,598	13,821	885	881
Expected return on assets	(18,057)	(16,523)	-	-
Net amortization and deferrals	7,738	6,398	-	-
Net periodic benefit cost	$6,077	6,691	1,402	1,278

During the nine months ended October 1, 2017, the Company made cash contributions of $26,600 to its defined benefit pension plans. During fiscal 2017, the Company expects to make cash contributions to its defined benefit pension plans of approximately $29,000 in the aggregate.

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

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2017 through 2022.

At October 1, 2017, September 25, 2016 and December 25, 2016, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	October 1, 2017		September 25, 2016		December 25, 2016
	Notional	Fair	Notional	Fair	Notional	Fair
Hedged transaction	Amount	Value	Amount	Value	Amount	Value
Inventory purchases	$894,529	(16,597)	1,045,400	23,662	945,728	60,520
Sales	579,421	17,215	318,283	(559)	290,181	9,775
Royalties and Other	266,670	(12,567)	233,367	(4,111)	198,849	1,633
Total	$1,740,620	(11,949)	1,597,050	18,992	1,434,758	71,928

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at October 1, 2017, September 25, 2016 and December 25, 2016 as follows:

	October 1,	September 25,	December 25,
	2017	2016	2016
Prepaid expenses and other current assets
Unrealized gains	$10,207	34,179	34,265
Unrealized losses	(7,977)	(9,247)	(2,075)
Net unrealized gains	$2,230	24,932	32,190

Other assets
Unrealized gains	$11,631	20,974	51,839
Unrealized losses	(3,139)	(7,524)	(792)
Net unrealized gains	$8,492	13,450	51,047

Accrued liabilities
Unrealized gains	$5,354	4,352	8,481
Unrealized losses	(20,999)	(19,420)	(19,790)
Net unrealized losses	$(15,645)	(15,068)	(11,309)

Other liabilities
Unrealized gains	$8,325	992	-
Unrealized losses	(15,351)	(5,314)	-
Net unrealized losses	$(7,026)	(4,322)	-

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarter and nine-month periods ended October 1, 2017 and September 25, 2016 as follows:

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Statements of Operations Classification
Cost of sales	$(5,971)	13,863	6,614	40,999
Net Revenues	2,316	7,125	3,332	7,541
Other	(2,311)	(1,505)	(2,716)	(2,236)
Net realized (losses) gains	$(5,966)	19,483	7,230	46,304

In addition, losses of $9 and $6,495 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine-month periods ended October 1, 2017, respectively. Net (losses) gains of $(549) and $4,271 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine-month periods ended September 25, 2016, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  As of October 1, 2017, September 25, 2016 and December 25, 2016 the total notional amounts of the Company's undesignated derivative instruments were $339,227, $264,029 and $268,308, respectively.

At October 1, 2017, September 25, 2016 and December 25, 2016, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	October 1,	September 25,	December 25,
	2017	2016	2016
Prepaid expenses and other current assets
Unrealized gains	$2,606	812	5,854
Unrealized losses	(1,353)	(79)	(1,197)
Net unrealized gain	$1,253	733	4,657

Total unrealized gain, net	$1,253	733	4,657

The Company recorded net losses of $2,976 and $2,251 on these instruments to other income, net for the quarter and nine-month periods ended October 1, 2017, respectively, and net gains of $6,533 and $14,867 on these instruments to other income, net for the quarter and nine-month periods ended September 25, 2016, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

Information by segment and a reconciliation to reported amounts for the quarter and nine-month periods ended October 1, 2017 and September 25, 2016 are as follows.

	Quarter Ended
	October 1, 2017		September 25, 2016
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$993,833	2,201	932,844	2,392
International	739,229	198	690,745	417
Entertainment and Licensing	58,440	7,714	56,130	7,806
Global Operations (a)	-	665,746	38	629,090
Corporate and Eliminations	-	(675,859)	-	(639,705)
	$1,791,502	-	1,679,757	-

	Nine Months Ended
	October 1, 2017		September 25, 2016
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$1,939,837	7,047	1,802,391	5,388
International	1,511,074	213	1,436,911	678
Entertainment and Licensing	162,663	14,727	150,521	16,607
Global Operations (a)	97	1,329,516	59	1,298,337
Corporate and Eliminations	-	(1,351,503)	-	(1,321,010)
	$3,613,671	-	3,389,882	-

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
Operating profit (loss)	2017	2016	2017	2016
U.S. and Canada	$217,278	228,034	363,589	364,322
International	132,007	133,075	149,435	165,582
Entertainment and Licensing	16,910	14,095	39,580	33,367
Global Operations (a)	11,497	24,852	4,723	25,428
Corporate and Eliminations (b)	(16,748)	(37,955)	(18,056)	(55,808)
	$360,944	362,101	539,271	532,891

	October 1,	September 25,	December 25,
Total assets	2017	2016	2016
U.S. and Canada	$3,423,213	2,316,624	2,559,792
International	2,524,821	2,261,742	2,368,761
Entertainment and Licensing	884,014	632,933	692,898
Global Operations	3,080,573	2,038,736	2,326,566
Corporate and Eliminations (b)	(4,367,973)	(2,294,888)	(2,856,651)
	$5,544,648	4,955,147	5,091,366

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and Eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and Eliminations because allocations are translated from the U.S. Dollar to local currency at budget rates when recorded. Corporate and Eliminations also includes the elimination of inter-company balance sheet amounts.

The following table represents consolidated International segment net revenues by major geographic region for the quarters and nine-month periods ended October 1, 2017 and September 25, 2016.

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Europe	$467,740	452,834	921,467	905,081
Latin America	174,446	154,985	339,071	307,949
Asia Pacific	97,043	82,926	250,536	223,881
Net revenues	$739,229	690,745	1,511,074	1,436,911

The following table presents consolidated net revenues by brand portfolio for the quarters and nine-month periods ended October 1, 2017 and September 25, 2016.

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Franchise brands	$827,282	773,415	1,803,744	1,642,057
Partner brands	485,747	493,738	928,724	979,051
Hasbro gaming	280,097	229,850	549,736	456,516
Emerging brands	198,376	182,754	331,467	312,258
Net revenues	$1,791,502	1,679,757	3,613,671	3,389,882

Hasbro's total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $424,836 and $951,386 for the quarter and nine months ended October 1, 2017, respectively.  For the quarter and nine months ended September 25, 2016, revenues were $409,528 and $868,373, respectively.  Hasbro believes its gaming portfolio is a competitive differentiator and views it in its entirety.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities, plans and strategies, financial goals, cost savings and efficiency enhancing initiatives and expectations for achieving the Company's financial goals and other objectives. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 25, 2016 (“2016 Form 10-K”), for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

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

These elements are executed globally in alignment with Hasbro's strategic plan, its brand blueprint.  At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through toy and game innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories and distribution of television programming and motion pictures based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and lifestyle products. Hasbro also leverages its competencies to develop and market products based on well-known licensed partners’ brands including, but not limited to, BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN, DISNEY’S DESCENDANTS, MARVEL, SESAME STREET, STAR WARS, and DREAMWORKS’ TROLLS. MARVEL, STAR WARS, DISNEY PRINCESS, DISNEY FROZEN and DISNEY’S DECENDANTS are owned by The Walt Disney Company.

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

The impact of changes in foreign currency exchange rates used to translate the consolidated statements of operations is quantified by translating the current period revenues at the prior period exchange rates and comparing this amount to the prior period reported revenues. The Company believes that the presentation of the impact of changes in exchange rates, which are beyond the Company’s control, is helpful to an investor’s understanding of the performance of the underlying business.

Third quarter 2017 highlights:

·           Third quarter net revenues grew 7% to $1,791.5 million from $1,679.8 million in the third quarter of 2016, driven by increases in the U.S. and Canada, International and Entertainment and Licensing segments of 7%, 7%, and 4%, respectively. The growth in International segment net revenues included a favorable $27.9 million in foreign currency translation.

·           Net revenues from Franchise Brands, Hasbro Gaming and Emerging Brands categories increased 7%, 22% and 9%, respectively, during the third quarter of 2017 compared to the third quarter of 2016, while Partner Brands category net revenues were down 2% for the quarter.

·           Operating profit was essentially flat in the third quarter of 2017 compared to the third quarter of 2016 and net earnings attributable to Hasbro, Inc. increased 3% to $265.6 million or $2.09 per diluted share in the third quarter of 2017 compared to $257.8 million or $2.03 per diluted share in the third quarter of 2016.

·           Third quarter 2017 operating profit was negatively impacted by the Toys“R”Us bankruptcy as a result of incremental bad debt expense recorded during the third quarter of 2017.

First nine months 2017 highlights:

·           Net revenues increased 7% to $3,613.7 million in first nine months of 2017 compared to $3,389.9 the first nine months of 2016, driven by increases in the U.S. and Canada, International and Entertainment and Licensing segments of 8%, 5% and 8%, respectively.  The growth in International segment net revenues included a favorable $33.3 million in foreign currency translation.

·           Franchise Brands category net revenues for the nine months ended October 1, 2017 increased 10%, Hasbro Gaming net revenues grew 20%, Emerging Brands net revenues grew 6% while Partner Brands category net revenues declined 5% during the first nine months of 2017 compared to the same period in 2016.

·           Operating profit grew 1% to $539.3 million in the first nine months of 2017 compared to $532.9 million in the first nine months of 2016 and net earnings attributable to Hasbro, Inc. increased 12% to $401.9 million or $3.16 per diluted share in the first nine months of 2017 compared to $358.7 million or $2.82 per diluted share in the first nine months of 2016.

The above variances for the quarter and nine month periods are discussed in further detail below.

As of December 2016, the Company owned a 70% majority stake in Backflip Studios, LLC (“Backflip”), a mobile game developer, and in January 2017, the Company increased its ownership to 100% making it a wholly owned subsidiary.

Amounts Returned to Shareholders

The Company is committed to returning excess cash to its shareholders through quarterly dividends and share repurchases. Hasbro increased the quarterly dividend rate from $0.51 per share to $0.57 per share effective for the dividend paid in May 2017.  In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2015, the Company's Board of Directors (the "Board") adopted eight successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,825 million. The eighth authorization was approved in February 2015 for $500 million. During the first nine months of 2017, Hasbro repurchased approximately 1.2 million shares at a total cost of $111.5 million and at an average price of $95.21 per share. At October 1, 2017, the Company had $216.5 million remaining under this authorization. Share repurchases are subject to market conditions, the availability of funds and other uses of funds.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarter and nine-month periods ended October 1, 2017 and September 25, 2016.

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	40.8	39.2	38.9	37.5
Royalties	7.8	8.0	7.8	8.1
Product development	3.8	4.2	5.3	5.6
Advertising	9.4	9.2	9.5	9.5
Amortization of intangibles	0.4	0.5	0.6	0.8
Program production cost amortization	0.3	0.4	0.4	0.5
Selling, distribution and administration	17.4	17.0	22.5	22.3
Operating profit	20.1	21.6	14.9	15.7
Interest expense	1.4	1.4	2.0	2.1
Interest income	(0.3)	(0.1)	(0.4)	(0.2)
Other (income) expense, net	(0.5)	(0.4)	(0.7)	(0.2)
Earnings before income taxes	19.5	20.6	14.0	13.9
Income tax expense	4.7	5.4	2.9	3.5
Net earnings	14.8	15.2	11.1	10.4
Net loss attributable to noncontrolling interests	-	(0.1)	-	(0.2)
Net earnings attributable to Hasbro, Inc.	14.8%	15.3%	11.1%	10.6%

RESULTS OF OPERATIONS – CONSOLIDATED

Third Quarter of 2017

The quarters ended October 1, 2017 and September 25, 2016 were each 13-week periods. Net earnings and net earnings attributable to Hasbro, Inc. both increased to $265.6 million for the third quarter of 2017, from $256.2 million and $257.8 million, respectively, for the comparable period of 2016.  Diluted earnings per share increased to $2.09 in the third quarter of 2017 from $2.03 in the third quarter of 2016. Net earnings during the third quarter of 2017 included a $0.04 per diluted share benefit due to the adoption of Accounting Standards Update No. 2016-09 in 2017, as discussed in Note 1 to the consolidated financial statements.

Consolidated net revenues for the third quarter of 2017 increased 7% compared to the third quarter of 2016 and included a favorable impact from foreign currency translation of $29.6 million as a result of strengthening currencies in the European, Latin American and Asia Pacific markets in 2017 compared to 2016.

The following table presents net revenues by brand portfolio for the quarters ended October 1, 2017 and September 25, 2016.

	Quarter Ended
	October 1,	September 25,	%
	2017	2016	Change
Franchise brands	$827.3	773.4	7%
Partner brands	485.7	493.7	-2%
Hasbro gaming	280.1	229.9	22%
Emerging brands	198.4	182.8	9%
Total	$1,791.5	1,679.8	7%

FRANCHISE BRANDS: Net revenues in the Franchise Brands category increased 7% in the third quarter of 2017 compared to the third quarter of 2016, driven by higher net revenues from NERF, TRANSFORMERS, MY LITTLE PONY and MONOPOLY products. Net revenues from MY LITTLE PONY products benefited ahead of the October 2017 theatrical release of MY LITTLE PONY: THE MOVIE. These increases were partially offset by lower third quarter 2017 net revenues from MAGIC: THE GATHERING products as a result of the timing of releases in 2017 compared to 2016.

PARTNER BRANDS: Net revenues from the Partner Brands category decreased 2% in the third quarter of 2017 compared to the third quarter of 2016.  Revenue growth from BEYBLADE, STAR WARS, DISNEY’S DESCENDANTS and SESAME STREET products were more than offset by declines in net revenues from YO-KAI WATCH products and DREAMWORKS’ TROLLS products.  DREAMWORKS’ TROLLS products were supported in 2016 by the theatrical release of the DREAMWORKS’ TROLLS motion picture.

HASBRO GAMING: Net revenues in the Hasbro Gaming category increased 22% in the third quarter of 2017 compared to 2016.  Higher net revenues from social gaming products, such as SPEAKOUT and FANTASTIC GYMNASTICS, as well as classic games, such as LIFE and CLUE, drove revenue growth in the third quarter of 2017.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $424.8 million for the third quarter of 2017, up 4%, versus $409.5 million in the third quarter 2016.

EMERGING BRANDS: Net revenues from the Emerging Brands category increased 9% during the third quarter of 2017 compared to the same period in 2016. Higher net revenues from BABY ALIVE and FURREAL FRIENDS products were partially offset by lower net revenues from FURBY products.

Operating profit for the third quarter of 2017 was essentially flat at $360.9 million, or 20.1% of net revenues compared to $362.1 million, or 21.6% of net revenues, for the third quarter of 2016. Operating profit was negatively impacted from incremental bad debt expense associated with the bankruptcy filing by Toys“R”Us during the third quarter of 2017.  Excluding this incremental bad debt expense, operating profit would have increased, driven by higher net revenues, partially offset by higher cost of sales and higher advertising expense. Foreign currency translation did not have a significant impact on operating profit results in the third quarter of 2017, as compared to the third quarter of 2016.

First Nine Months of 2017

The nine-month period ended October 1, 2017 was a 40-week period while the nine-month period ended September 25, 2016 was a 39-week period. Net earnings and net earnings attributable to Hasbro, Inc. both increased to $401.9 million for the first nine months of 2017, compared to $352.6 million and $358.7 million, respectively, for the first nine months of 2016. Diluted earnings per share increased to $3.16 in 2017 from $2.82 in 2016.  Net earnings for the nine month period ended October 1, 2017 included a $0.16 per diluted share benefit due to the adoption of Accounting Standards Update No. 2016-09 during 2017.

For the first nine months of 2017, consolidated net revenues increased 7% compared to the first nine months of 2016 including a favorable variance of $34.9 million as a result of foreign currency translation due to strengthening currencies in the European, Latin American and Asia Pacific markets in 2017 compared to 2016.

The following table presents net revenues by product category for the first nine months of 2017 and 2016.

	Nine Months Ended
	October 1,	September 25,	%
	2017	2016	Change
Franchise brands	$1,803.8	1,642.1	10%
Partner brands	928.7	979.1	-5%
Hasbro gaming	549.7	456.5	20%
Emerging brands	331.5	312.3	6%
Net revenues	$3,613.7	3,390.0	7%

FRANCHISE BRANDS: Net revenues in the Franchise Brands category increased 10% in the first nine months of 2017 compared to 2016.  Higher net revenues from TRANSFORMERS, NERF and MONOPOLY products and, to a lesser extent, MY LITTLE PONY products, contributed to growth in the first nine months of 2017.  TRANSFORMERS products benefited from the June 2017 theatrical release of TRANSFORMERS: THE LAST KNIGHT. These increases were partially offset by lower net revenues from MAGIC: THE GATHERING products, as well as lower net revenues from PLAY-DOH products.

PARTNER BRANDS: Net revenues from the Partner Brands category declined 5% during the first nine months of 2017 compared to 2016 due to lower net revenues from STAR WARS products partially due to the timing of the 2017 theatrical release of STAR WARS: THE LAST JEDI expected in the fourth quarter of 2017, as compared to the timing of the 2016 theatrical release of ROGUE ONE: A STAR WARS STORY, in addition to lower net revenues from YO-KAI WATCH, DISNEY FROZEN and MARVEL products.  These declines were partially offset by higher net revenue contributions from BEYBLADE and DREAMWORKS’ TROLLS products as well as increased net revenues from Hasbro’s line of DISNEY PRINCESS products in the first nine months of 2017 compared to the same period in 2016.

HASBRO GAMING: Net revenues in the Hasbro Gaming category increased 20% in the first nine months of 2017 compared to the first nine months of 2016.  Increased net revenues from social gaming products, as well as higher net sales of DUNGEONS & DRAGONS products, were marginally offset by lower net revenues from PIE FACE as well as certain other Hasbro Gaming products.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, totaled $951.4 million in the first nine months of 2017, up 10%, versus $868.4 million in the first nine months of 2016.

EMERGING BRANDS: Net revenues from the  Emerging Brands category increased 6% for the first nine months of 2017 compared to the first nine months of 2016. Higher net revenues from BABY ALIVE and FURREAL FRIENDS products were partially offset by lower net revenues from FURBY products.

Operating profit for the first nine months of 2017 increased slightly to $539.3 million, or 14.9% of net revenues, from $532.9 million, or 15.7% of net revenues, for the first nine months of 2016. The operating profit increase was driven by higher net revenues mostly offset by higher cost of sales and operating expenses including higher sales & marketing costs, higher advertising costs and higher royalty expenses.

SEGMENT RESULTS

Most of the Company's net revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment.  The results of these operations are discussed in detail below.

Third Quarter of 2017

The following table presents net revenues and operating profit data for the Company's three principal segments for the quarters ended October 1, 2017 and September 25, 2016.

	Quarter Ended
	October 1,	September 25,	%
	2017	2016	Change
Net Revenues
U.S. and Canada segment	$993.8	932.8	7%
International segment	739.2	690.7	7%
Entertainment and Licensing segment	58.4	56.1	4%

Operating Profit
U.S. and Canada segment	$217.3	228.0	-5%
International segment	132.0	133.1	-1%
Entertainment and Licensing segment	16.9	14.1	20%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the third quarter of 2017 increased 7% compared to the third quarter of 2016.  Foreign currency translation did not have a significant impact on this segment's net revenues. In the third quarter of 2017, revenues grew in all product categories including Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands categories.

The Franchise Brands category benefited from higher net revenues from NERF, MONOPOLY, TRANSFORMERS and MY LITTLE PONY products, which were partially offset by lower net revenues from MAGIC: THE GATHERING and PLAY-DOH products.  In the Partner Brands category, higher net revenues from STAR WARS, BEYBLADE and DISNEY’S DESCENDANTS products were offset by lower net revenues from the Company’s DISNEY PRINCESS products as well as DREAMWORKS’ TROLLS and YO-KAI WATCH products. In the Hasbro Gaming category, higher net revenues from social gaming products and DUNGEONS & DRAGONS were partially offset by decreased net revenues from PIE FACE products. In the Emerging Brands category increased net revenues from BABY ALIVE and FURREAL FRIENDS products were partially offset by lower net revenues from FURBY products.

U.S. and Canada segment operating profit decreased 5% for the quarter ended October 1, 2017 to $217.3 million, or 21.9% of segment net revenues, compared to $228.0 million, or 24.4% of segment net revenues, for the quarter ended September 25, 2016. The decline in operating profit was due to a shift in product mix as a result of lower sales of higher margin products such as MAGIC: THE GATHERING, as well as increased bad debt expense related to the bankruptcy filing of Toys“R”Us.

International Segment

International segment net revenues increased 7% to $739.2 million for the quarter ended October 1, 2017 from $690.7 million for the quarter ended September 25, 2016. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended October 1, 2017 and September 25, 2016.

	Quarter Ended
	October 1,	September 25,	%
	2017	2016	Change
Europe	$467.7	452.8	3%
Latin America	174.5	155.0	13%
Asia Pacific	97.0	82.9	17%
Net revenues	$739.2	690.7	7%

The increase in International segment net revenues included a $27.9 million benefit from the impact of foreign currency translation primarily related to the Company’s European region, and, to a lesser extent, Latin American and Asia Pacific regions during the third quarter of 2017 compared to the third quarter of 2016.  Net revenues from the Franchise Brands and Hasbro Gaming categories grew, while net revenues from the Partner Brands and Emerging Brands categories declined compared to the same period in 2016.  The Franchise Brands category benefitted from higher net revenues from NERF, TRANSFORMERS, MY LITTLE PONY, and MONOPOLY products which were partially offset by lower revenues from MAGIC: THE GATHERING products.  Partner Brands category net revenues decreased due to lower net revenues from YO-KAI WATCH, DREAMWORKS’ TROLLS and DISNEY FROZEN products which were partially offset by higher net revenues from BEYBLADE products. In the Hasbro Gaming category, higher net revenues were driven by increases from social gaming products, including PIE FACE products. In the Emerging Brands category, higher net revenues from BABY ALIVE products were more than offset by lower net revenues from FURBY products.

International segment operating profit declined $1.1 million or 1% to $132.0 million or 17.9% of segment net revenues for the quarter ended October 1, 2017 from $133.1 million, or 19.3% of segment net revenues, for the quarter ended September 25, 2016. The decrease in operating profit is the result of a shift in product mix and higher expense levels in the third quarter of 2017, as compared to the third quarter of 2016.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues increased 4% for the quarter ended October 1, 2017 to $58.4 million compared to $56.1 million for the quarter ended September 25, 2016. Higher consumer product and entertainment revenues drove growth during the third quarter of 2017.

Entertainment and Licensing segment operating profit increased 20% to $16.9 million, or 28.9% of external segment net revenues, for the quarter ended October 1, 2017 from $14.1 million, or 25.1% of segment net revenues, for the quarter ended September 25, 2016. Overall, the increase in Entertainment and Licensing segment operating profit and operating profit margin was primarily due to increased revenues, as well as, reduced intangible amortization as the Backflip property rights were fully amortized in the second quarter of 2017.

Global Operations

The Global Operations segment operating profit of $11.5 million for the quarter ended October 1, 2017 compared to an operating profit of $24.9 million for the quarter ended September 25, 2016.  The decline in operating results is attributable to cost of sales increases and higher operating expenses in 2017.

Corporate and Eliminations

The operating loss in Corporate and eliminations totaled $16.7 million for the third quarter of 2017 compared to a loss of $38.0 million for the third quarter of 2016.

First Nine Months of 2017

The following table presents net revenues and operating profit data for the Company's three principal segments for each of the nine months ended October 1, 2017 and September 25, 2016.

	Nine Months Ended
	October 1,	September 25,	%
	2017	2016	Change
Net Revenues
U.S. and Canada segment	$1,939.8	1,802.4	8%
International segment	1,511.1	1,436.9	5%
Entertainment and Licensing segment	162.7	150.5	8%

Operating Profit
U.S. and Canada segment	$363.6	364.3	0%
International segment	149.4	165.6	-10%
Entertainment and Licensing segment	39.6	33.4	19%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the nine months ended October 1, 2017 increased 8% compared to 2016.  Foreign currency translation did not have a significant impact on this segment’s net revenues. In the first nine months of 2017, revenues from the Franchise Brands, Hasbro Gaming and Emerging Brands categories grew while net revenues from the Partner Brands category were essentially flat.

The Franchise Brands category benefited from higher net revenues from NERF, TRANSFORMERS and MONOPOLY products which were partially offset by lower net revenues from MAGIC: THE GATHERING and PLAY-DOH products.  In the Partner Brands category, higher net revenues from BEYBLADE, DREAMWORKS’ TROLLS and MARVEL were more than offset by lower net revenues from STAR WARS and YO-KAI WATCH products. In the Hasbro Gaming category, higher net revenues from social gaming products, as well as higher net sales of DUNGEONS & DRAGONS products, were partially offset by decreased net revenues from PIE FACE products. In the Emerging Brands category increased net revenues from BABY ALIVE and FURREAL FRIEND products were partially offset by lower net revenues from FURBY products.

U.S. and Canada segment operating profit for the nine months ended October 1, 2017 was essentially flat at $363.6 million, or 18.7% of segment net revenues, compared to $364.3 million, or 20.2% of segment net revenues, for the nine months ended September 25, 2016. Lower operating profit margin reflects a shift in product mix as a result of lower sales of higher margin products such as MAGIC: THE GATHERING, as well as an overall increase in expenses including the incremental bad debt expense related to the bankruptcy filing of Toys“R”Us.

International Segment

International segment net revenues increased 5% to $1,511.1 million for the nine months ended October 1, 2017 from $1,436.9 million for the nine months ended September 25, 2016.  The following table presents net revenues by geographic region for the Company's International segment for the nine-month periods ended October 1, 2017 and September 25, 2016.

	Nine Months Ended
	October 1,	September 25,	%
	2017	2016	Change
Europe	$921.5	905.1	2%
Latin America	339.1	307.9	10%
Asia Pacific	250.5	223.9	12%
Net revenues	$1,511.1	1,436.9	5%

In the first nine months of 2017 compared to the first nine months of 2016, international segment net revenues were positively impacted by $33.3 million from foreign currency translation variances related to the Company’s European region and, to a lesser extent, Latin American and Asia Pacific regions.  Absent the impact of foreign exchange, segment net revenues increased $40.9 million or 3% during the first nine months of 2017.  Net revenues from the Franchise Brands and Hasbro Gaming categories grew during the first nine months of 2017, while net revenues from the Partner Brands and Emerging Brands categories declined compared to the same period in 2016.  The Franchise Brands category benefitted from higher net revenues from TRANSFORMERS, NERF, MONOPOLY and MY LITTLE PONY products. These increases were partially offset by net revenue decreases from PLAY-DOH and MAGIC: THE GATHERING products.  Partner Brands category net revenues decreased due to lower net revenues from STAR WARS, MARVEL and YO-KAI WATCH products, partially offset by higher net revenues from BEYBLADE products.  In the Hasbro Gaming category, higher net revenues were driven by social gaming products, as well as PIE FACE products. In the Emerging Brands category, lower net revenues from FURBY and core PLAYSKOOL products, were partially offset by higher net revenues from FURREAL FRIENDS, HANAZUKI and BABY ALIVE products.

International segment operating profit decreased to $149.4 million, or 9.9% of segment net revenues, for the nine months ended October 1, 2017 from $165.6 million, or 11.5% of segment net revenues, for the nine months ended September 25, 2016.  The decrease in operating profit is due to a shift in product mix and increased expense levels.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues for the nine months ended October 1, 2017 increased 8% to $162.7 million from $150.5 million for the nine months ended September 25, 2016.  Growth in revenues was due primarily to higher consumer products and entertainment revenues compared to the same period in 2016.

Entertainment and Licensing segment operating profit increased to $39.6 million, or 24.3% of net revenues, for the nine months ended October 1, 2017 from $33.4 million, or 22.2% of segment net revenues, for the nine months ended September 25, 2016.  Overall, the increase in Entertainment and Licensing segment operating profit and operating profit margin reflects the higher revenues noted above and lower intangible amortization expense partially offset by higher administration costs associated with building the consumer products team globally.

Global Operations

The Global Operations segment operating profit of $4.7 million for the first nine months of 2017 compares to operating profit of $25.4 million for the first nine months of 2016. The decline is primarily due to increased cost of sales in 2017 due to product mix as well as increased operating expenses in 2017.

Corporate and Eliminations

Operating loss in Corporate and Eliminations for the first nine months of 2017 was $18.1 million, compared to $55.8 million for the first nine months of 2016.

OPERATING COSTS AND EXPENSES

Third Quarter of 2017

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended October 1, 2017 and September 25, 2016.

	Quarter Ended
	October 1,	September 25,
	2017	2016
Cost of sales	40.8%	39.2%
Royalties	7.8	8.0
Product development	3.8	4.2
Advertising	9.4	9.2
Amortization of intangibles	0.4	0.5
Program production cost amortization	0.3	0.4
Selling, distribution and administration	17.4	17.0

Cost of sales increased 11% from $659.0 million, or 39.2% of net revenues, for the quarter ended September 25, 2016 to $730.7 million, or 40.8% of net revenues for the quarter ended October 1, 2017.  Costs of sales increased in dollars primarily due to higher sales volumes compared to the third quarter of 2016. As a percent of net revenues, the cost of sales increase was driven by a shift in product mix in the third quarter of 2017 compared to the third quarter of 2016.

Royalty expense for the quarter ended October 1, 2017 was $139.2 million, or 7.8% of net revenues, compared to $134.3 million, or 8.0% of net revenues, for the quarter ended September 25, 2016.  Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. The favorable decline in royalty expense as a percentage of net revenues in the third quarter of 2017 was driven by lower Partner Brand revenues partially offset by sales from products related to the June 2017 theatrical release of TRANSFORMERS: THE LAST KNIGHT.

Product development expense for the quarter ended October 1, 2017 was $67.4 million, or 3.8% of net revenues, compared to $70.1 million, or 4.2% of net revenues, for the quarter ended September 25, 2016.  The favorable decline in product development expense in the third quarter of 2017 was driven by lower levels of spending at Backflip, as compared to the third quarter of 2016.

Advertising expense for the quarter ended October 1, 2017 was $168.9 million, or 9.4% of revenues, compared to $154.1 million, or 9.2% of net revenues, for the quarter ended September 25, 2016.  The higher spend in advertising expense was consistent with the increases in net revenues.

Amortization of intangibles was $6.5 million, or 0.4% of net revenues for the quarter ended October 1, 2017 compared to $8.7 million, or 0.5% of net revenues, for the quarter ended September 25, 2016.  The decrease reflects the full amortization of property rights related to Backflip during the second quarter of 2017.

Program production cost amortization decreased to $5.4 million or 0.3% of net revenues, for the quarter ended October 1, 2017 from $6.3 million, or 0.4% of net revenues, for the quarter ended September 25, 2016. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. As a percent of net revenues, program production cost amortization is consistent period over period.

For the quarter ended October 1, 2017, the Company's selling, distribution and administration expenses increased to $312.5 million, or 17.4% of net revenues, from $285.2 million, or 17.0% of net revenues, for the quarter ended September 25, 2016. This increase was primarily driven by the higher bad debt expense related to the bankruptcy filing by Toys“R”Us, as well as higher marketing and sales costs consistent with the increase in net revenues and higher depreciation costs within administration costs.

First Nine Months of 2017

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the nine-month periods ended October 1, 2017 and September 25, 2016.

	Nine Months Ended
	October 1,	September 25,
	2017	2016
Cost of sales	38.9%	37.5%
Royalties	7.8	8.1
Product development	5.3	5.6
Advertising	9.5	9.5
Amortization of intangibles	0.6	0.8
Program production cost amortization	0.4	0.5
Selling, distribution and administration	22.5	22.3

Cost of sales for the nine months ended October 1, 2017 increased to $1,405.0 million, or 38.9% of net revenues, from $1,270.9 million, or 37.5% of net revenues, for the nine months ended September 25, 2016. Costs of sales increased in dollars primarily due to higher net revenues compared to the first nine months of 2016. As a percent of net revenues, the cost of sales increase was driven by a shift in product mix such as declines in higher margin products like MAGIC: THE GATHERING in the nine months ended October 1, 2017 compared to the same period in 2016.

Royalty expense for the nine months ended October 1, 2017 was $282.8 million, or 7.8% of net revenues, compared to $273.7 million, or 8.1% of net revenues, for the nine months ended September 25, 2016. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. The favorable decline in royalty expense as a percentage of net revenues in the first nine months of 2017 was driven by declines in net revenues from Partner Brands partially offset by sales from products related to the June 2017 theatrical release of TRANSFORMERS: THE LAST KNIGHT.

Product development expense for the nine months ended October 1, 2017 was essentially flat at $192.8 million, or 5.3% of net revenues, from $190.9 million, or 5.6% of net revenues for the nine months ended September 25, 2016. Product development expenditures reflect the Company’s continued investment in innovation and anticipated growth across our brand portfolio.  As a percent of net revenues, the decrease in product development costs reflects lower expenses related to Backflip in 2017.

Advertising expense for the nine months ended October 1, 2017 was $342.2 million, or 9.5% of net revenues, compared to $320.9 million, or 9.5% of net revenues, for the nine months ended September 25, 2016.  The higher spend in advertising expense was consistent with the increases in net revenues.

Amortization of intangibles was $22.3 million, or 0.6% of net revenues, for the nine months ended October 1, 2017 compared to $26.1 million, or 0.8% of net revenues, in the first nine months of 2016. The decrease reflects the full amortization of property rights related to Backflip during the first half of 2017.

Program production cost amortization decreased in the first nine months of 2017 to $16.2 million, or 0.4% of net revenues, from $17.5 million, or 0.5% of net revenues, in the first nine months of 2016. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The decrease during the first nine months of 2017 primarily reflects lower television programing revenues in 2017.

For the nine months ended October 1, 2017, the Company's selling, distribution and administration expenses increased to $813.3 million or 22.5% of net revenues from $757.0 million or 22.3% of net revenues for the nine months ended September 26, 2016.   These higher costs reflect the incremental expense associated with the extra week included in the first nine months of 2017, expenditures related to ongoing information technology initiatives, as well as increases in marketing and sales costs reflecting the higher revenues in 2017 compared to the same period in 2016.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the third quarter and first nine months of 2017 totaled $25.1 million and $73.8 million, respectively, compared to $24.3 million and $72.3 million for the comparable and respective periods of 2016. In the third quarter of 2017, the Company refinanced $350 million of 6.3% notes that matured in September 2017 by issuing $500 million of 3.5% notes.

Interest income was $5.4 million and $16.0 million for the third quarter and first nine months of 2017, respectively, compared to $1.9 million and $6.5 million in the third quarter and first nine months of 2016. The increase reflects higher invested cash balances and higher average interest rates in 2017 compared to 2016.

Other income, net of $8.6 million for the quarter ended October 1, 2017, compared to other income, net of $6.6 million for the quarter ended September 25, 2016.  Other income, net of $26.0 million for the nine-month period ended October 1, 2017, compared to other income, net of $5.5 million for same period in 2016.  The increase in the third quarter is primarily due to increased investment income in the third quarter of 2017 compared to the third quarter of 2016.  In the first nine months of 2017, the increase in other income, net relates primarily to foreign exchange gains as compared to foreign exchange losses during the same period in 2016.

INCOME TAXES

Income taxes totaled $84.3 million on pre-tax earnings of $349.8 million in the third quarter of 2017 compared to income taxes of $90.2 million on pre-tax earnings of $346.3 million in the third quarter of 2016. For the nine-month period, income taxes totaled $105.7 million on pre-tax earnings of $507.6 million in 2017 compared to income taxes of $120.0 million on pre-tax earnings of $472.6 million in 2016. Both nine-month periods, as well as the full year 2016, were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first nine months of 2017, favorable discrete tax adjustments were a net benefit of $15.6 million compared to a net benefit of $3.3 million in the first nine months of 2016. The favorable discrete tax adjustments for the first nine months of 2017 primarily relate to excess tax benefits on share-based payments (resulting from the adoption of ASU No. 2016-09, as discussed in Note 1 to the consolidated financial statements in Part I, Item 1).  Absent discrete items, the adjusted tax rates for the first nine months of 2017 and 2016 were 23.9% and 26.1%, respectively. The adjusted rate of 23.9% for the nine months ended October 1, 2017 is comparable to the full year 2016 adjusted rate of 24.5%.

OTHER INFORMATION

Business Seasonality and Shipments

Historically, the Company's revenue pattern has shown the second half of the year to be more significant to its overall business than the first half. The Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year around the holiday season. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve compressed shipping schedules.

The toy and game business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company sells products, and changes in overall economic conditions. As a result, comparisons of the Company's unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of the Company's expected sales for the year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales.

Accounting Pronouncement Updates

In May 2014, the Financial Accounting Standards Board (“FASB”), in cooperation with the International Accounting Standards Board (“IASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced qualitative and quantitative revenue related disclosures.  ASU 2014-09 may be adopted on a full retrospective basis and applied to all prior periods presented, or on a modified retrospective basis through a cumulative adjustment recorded to opening retained earnings in the year of initial application.  This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.  The Company’s revenue is primarily generated from the sale of finished product to customers.  Revenue is recognized at the point of time when ownership, risks, and rewards transfer.  These transactions are generally not impacted by the new standard.  The Company does however offer certain types of variable payments to these customers such as pricing allowances, rebates, coupons and collaborative marketing arrangements.  These types of payments are defined as variable consideration under ASU 2014-09.  The Company has substantially completed evaluating the quantitative impact related to ASU 2014-09.  Based on the analysis performed to date, the Company does not expect revenue recognition from the sale of finished product to our customers, which is the majority of our revenues, to change.  We expect that within our Entertainment and Licensing business, the timing of revenue recognition for minimum guarantees that we receive from licensees will change under ASU 2014-09, but we do not expect the impact to be material. No other areas of our business will be materially impacted by the new standard.  The Company is currently in the process of evaluating the impact of ASU 2014-09 on internal controls and disclosures.  The Company expects to adopt ASU 2014-09 on January 1, 2018 using the modified retrospective basis.

In February 2016, the FASB issued ASU 2016-02, Leases  (Topic 842) (ASU 2016-02), which will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be based on the present value of lease payments and the asset will be based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Additional quantitative and qualitative disclosures will be required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018 and must be adopted using a modified retrospective transition. The Company is evaluating the requirements of ASU 2016-02 and its potential impact on the Company’s consolidated financial statements. The Company has a significant number of leases globally, primarily for property and office equipment, and is in the process of identifying and evaluating these leases in relation to the requirements of ASU 2016-02. For each of these leases, the term will be evaluated, including extension and renewal options as well as the lease payments associated with the leases.  The Company does not expect that its results of operations will be materially impacted by this standard.  The Company expects to record assets and liabilities on its consolidated balance sheets upon adoption of this standard, which may be material.  The adoption of this standard will not have an impact on the Company’s cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including (1) a requirement to prospectively record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement; (2) a requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows; (3) the removal of the requirement to withhold shares upon settlement of an award at the minimum statutory withholding requirement; (4) a requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows; and (5) entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards choosing either to estimate forfeitures as required today or recognize forfeitures as they occur. ASU 2016-09 was effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of the adoption resulted in the following:

•         The Company recorded excess tax benefits related to share-based payment awards of $5.0 million and $20.5 million as part of income tax expense for the quarter and nine months ended October 1, 2017, respectively.

•         In accordance with the standard, for the nine months ended October 1, 2017, the Company classified excess tax benefits related to share-based employee awards of $20.5 million as part of operating activities in the consolidated statements of cash flows. These amounts were previously recorded as cash inflows from financing activities.  To keep the statements of cash flows comparable, the Company elected to apply this portion of the standard retrospectively and restate its statement of cash flows for the third quarter of 2016 as allowed by the standard. Excess tax benefits of $19.7 million for the nine-month period ended September 25, 2016, previously shown as financing activities were reclassified with other income tax cash flows as operating activities.

•         In accordance with the standard, the Company now classifies cash outflows for employee taxes paid related to shares withheld from share-based payment awards as financing activities in the consolidated statements of cash flows. For the nine months ended October 1, 2017, these payments amount to $32.0 million. Prior to adoption of ASU 2016-09, these cash flows were included as operating activities. This change is required to be applied on a retrospective basis and as a result, the Company has restated the consolidated statement of cash flows for the nine-month period ended September 25, 2016 by reclassifying payments of $21.9 million to financing activities from operating activities.

•         The Company elected to change its policy on accounting for forfeitures, from estimating the number of stock-based awards expected to vest, to accounting for forfeitures as they occur.  This election resulted in a one-time share based payment expense, net of tax, of $0.7 million which was recorded directly to retained earnings during the first quarter of 2017. Based upon the Company’s history of forfeitures, it is not expected that this election will have a material impact on its consolidated financial statements going forward however, as any impact will be based on future forfeitures, the actual impact could differ from the Company’s expectation.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which replaces the concept of market price with the single measurement of net realizable value. ASU 2015-11 was effective for public companies for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017. The Company has evaluated the requirements of ASU 2016-15 and does not presently believe that the adoption of the new standard will have a material impact on the Company’s results or consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs requiring any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings. The Company has evaluated the standard, and does not expect that it will not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the standard, but expects that it will not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the underlying hedged item in the financial statements.  The impact of the standard includes elimination of the requirement to separately measure and recognize hedge ineffectiveness and requires the presentation of fair value adjustments to hedging instruments to be included in the same income statement line as the hedged item. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted.  The Company is currently evaluating the standard and its impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In the first nine months of 2017 and 2016 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, used borrowings under its available lines of credit and commercial paper program.

The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2017 and 2018. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

In September 2017, the Company issued $500.0 million in principal amount of Notes Due 2027 that bear interest at a rate of 3.50%. Net proceeds of the Notes offering, after deduction of the underwriting discount and debt issuance expenses, totaled approximately $493.9 million. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments using the effective interest rate on applicable U.S. Treasury bills plus 25 basis points.  In addition, on or after June 15, 2027, the Company may redeem at its option, any portion of the Notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed.  The proceeds from the issuance of the Notes were used, primarily, to repay $350 million aggregate principal amount of the 6.30% Notes Due 2017 upon maturity, including accrued and unpaid interest.  The remaining net proceeds were utilized for general corporate and working capital purposes.

As of October 1, 2017, the Company's cash and cash equivalents totaled $1,244.8 million, substantially all of which is held outside of the United States. Deferred income taxes have not been provided on the majority of undistributed earnings of international subsidiaries as such earnings are deemed to be indefinitely reinvested by the Company. Accordingly, such international cash balances are not available to fund cash requirements in the United States unless the Company changes its reinvestment policy. The Company currently has sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. If the Company changes its policy of indefinitely reinvesting international earnings, it would be required to accrue for any additional income taxes representing the difference between the tax rates in the United States and the applicable tax jurisdiction of the international subsidiaries. If the Company repatriated the funds from its international subsidiaries, it would then be required to pay the additional U.S. income tax. The majority of the Company's cash and cash equivalents held outside of the United States as of October 1, 2017 are denominated in the U.S. dollar.

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

At October 1, 2017, cash and cash equivalents, net of short-term borrowings, increased to $1,055.8 million from $651.7 million at September 25, 2016. Net cash provided by operating activities in the first nine months of 2017 was $201.8 million compared to $195.4 million in the first nine months of 2016.  For the fiscal year ended December 25, 2016, net cash provided by operating activities was $817.3 million. Net cash provided by operating activities in the first nine months of 2017 and 2016 include pension contributions of $26.6 million and $64.8 million, respectively.

Accounts receivable increased 14% to $1,655.8 million at October 1, 2017, compared to $1,452.9 million at September 25, 2016. The increase reflects the 7% increase in revenues in the third quarter of 2017 as compared to the third quarter 2016 and the mix of revenues including growth in markets with longer collection terms. Days sales outstanding increased from 78 days at September 25, 2016 to 83 days at October 1, 2017, also reflecting the timing of revenues in the quarter as well as growth in revenues with longer terms in 2017 compared to 2016.

Inventories increased 4% to $629.1 million at October 1, 2017 from $607.7 million at September 25, 2016. Absent foreign exchange, inventories are essentially flat with the prior year.

Prepaid expenses and other current assets decreased 9% to $232.6 million at October 1, 2017 from $256.0 million at September 25, 2016. The decrease was primarily related to lower unrealized gains on foreign exchange contracts and lower royalties partially offset by higher prepaid non-income related taxes, primarily value-added taxes.

Goodwill and other intangible assets, net, decreased to $796.5 million at October 1, 2017 from $859.3 million at September 25, 2016. The decrease was due to a non-cash goodwill impairment charge of $32.9 million related to Backflip taken in the fourth quarter of 2016 in addition to amortization of intangible assets over the last twelve months.

Other assets increased approximately 3% to $722.1 million at October 1, 2017 from $701.6 million at September 25, 2016. The increase was primarily related to the increased deferred tax asset balances, higher capitalized movie and television production costs, net of related production rebates, as well as higher accounts receivable related to long-term multi-year programming distribution agreements. These increases were partially offset by payments received in relation to a long-term note receivable related to the sale of the Company’s manufacturing operations in August 2015, lower long-term royalty advances and decreases in the value of long-term foreign exchange contracts.

Accounts payable and accrued liabilities increased 19% to $1,295.7 million at October 1, 2017 from $1,087.4 million at September 25, 2016. The increase was primarily due to higher accounts payable balances in the Company’s Global Operations business reflecting longer payment terms, higher accrued income tax and other tax balances and increases to dividend accruals due to a higher dividend rate.  These increases were partially offset by lower royalty balances in 2017 as well as lower accrued advertising at October 1, 2017.

Other liabilities increased 13% to $410.4 million at October 1, 2017 from $364.4 million at September 25, 2016. The increase in 2017 compared to 2016 reflects increases in uncertain tax position reserves and higher balances related to deferred rent expenses.

Net cash utilized by investing activities was $97.0 million in the nine months of 2017 compared to $90.5 million in the first nine months of 2016. Additions to property, plant and equipment were $102.5 million in the first nine months of 2017 compared to $103.6 million in the first nine months of 2016. Net investing activity for 2016 included a $19.8 million return of capital from the Discovery Family Channel joint venture. The joint venture has since achieved sufficient earnings for the distributions to be treated as dividends and as a result, the 2017 distributions totaling $20.2 million were included in other operating activities. Cash utilized by investing activity for the nine months ended September 25, 2016 includes a cash payment of $12.4 million related to the purchase price, net of cash acquired, for Boulder Studios, which was acquired in July 2016.

Net cash utilized by financing activities was $161.3 million in the first nine months of 2017 compared to $259.0 million in the first nine months of 2016.  Financing activities in 2017 include proceeds of $493.9 million from the issuance of $500.0 million in long-term notes in September 2017, net of $6.1 million of debt issuance costs, offset by the repayment of $350.0 million of long-term notes due September 2017.  Cash payments related to purchases of the Company's common stock were $112.2 million in the first nine months of 2017 compared to $104.3 million in the first nine months of 2016. At October 1, 2017, the Company had $216.5 million remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first nine months of 2017 totaled $206.0 million compared to $185.3 million in the first nine months of 2016 reflecting the higher dividend rate commencing with the May 2017 dividend. Net proceeds from short-term borrowings were $15.7 million in the first nine months of 2017 compared to net proceeds of $14.2 million in the first nine months of 2016.  Financing activities in the first nine months of 2017 and 2016 include payments of $32.0 million and $21.9 million, respectively, relating to tax payments made to tax authorities for which shares were withheld from employees’ share-based payment awards.

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $700.0 million. The maturities of these notes will vary but may not exceed 397 days.  The notes will be sold under customary terms in the commercial paper market and will be issued at a discount or par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis.  The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At October 1, 2017 the Company had borrowings of approximately $175.1 million outstanding related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $1,000.0 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness.  Prior to September 2017, the Agreement provided for a $700.0 million revolving credit facility.  During the third quarter of 2017 and pursuant to the Agreement, the Company proposed and the Lenders agreed to increase the committed borrowing facility from $700.0 million to $1,000.0 million.  The Company was in compliance with all covenants as of and for the quarter ended October 1, 2017. The Company had no borrowings outstanding under its committed revolving credit facility at October 1, 2017. However, the Company had letters of credit outstanding under this facility as of October 1, 2017 of approximately $1.1 million. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of October 1, 2017 were approximately $823.7 million. The Company also has other uncommitted lines from various banks, of which approximately $57.8 million was utilized at October 1, 2017, including $48.4 million of outstanding letters of credit and $9.4 million of outstanding borrowings.

The Company has principal amounts of long-term debt at October 1, 2017 of $1,709.9 million, due at varying times from 2021 through 2044. Of this long-term debt, $500.0 million represents the 3.50% Notes Due 2027 that were issued in September 2017. The Company also had letters of credit of approximately $49.5 million and purchase commitments of approximately $434.7 million outstanding at October 1, 2017.

Future payments on long-term debt and future interest payments on long-term debt included as part of the Company’s  contractual obligations and commercial commitments in its 2016 Form 10-K, were impacted by the issuance of $500.0 million of 3.50% notes due 2027, in the third quarter, and the related interest obligations, as detailed below.

			Payments due by Fiscal Year
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$350.0	-	-	-	300.0	1,409.9	2,059.9
Interest payments on long-term debt	85.8	81.3	81.3	81.3	76.5	1,087.4	1,493.6

The remainder of the contractual obligation and commercial commitments did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's 2016 Form 10-K, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $115.4 million at October 1, 2017, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet its obligations over the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include sales allowances, program production costs, recoverability of goodwill and intangible assets, recoverability of royalty advances and commitments, pension costs and obligations and income taxes. These critical accounting policies are the same as those detailed in the 2016 Form 10-K.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2017 through 2022 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At October 1, 2017, these contracts had net unrealized losses of $10.6 million, of which $3.5 million of unrealized gains are recorded in prepaid expenses and other current assets, $8.5 million of unrealized gains are recorded in other assets, $15.6 million of unrealized losses are recorded in accrued liabilities and $7.0 million of unrealized losses are recorded in other liabilities. Included in accumulated other comprehensive loss at October 1, 2017 are deferred losses, net of tax, of $17.5 million, related to these derivatives.

At October 1, 2017, the Company had fixed rate long-term debt of $1,709.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at October 1, 2017 are deferred losses, net of tax, of $17.3 million related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 1, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

·           recessions, other economic downturns, challenging economic conditions or economic uncertainty affecting one or more of the Company's significant markets including, without limitation, the United Kingdom and Brazil, which can negatively impact the financial health of the Company's customers and consumers, and which can result in lower employment levels, lower consumer disposable income and lower consumer spending, including lower spending on purchases of the Company's products;

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

·           the impact of the bankruptcy filing by Toys “R” Us in the United States and Canada, including lost sales and bad debt expense;

·           the ability of Toys “R” Us to successfully re-emerge from bankruptcy;

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

Repurchases Made in the Quarter (in whole dollars and number of shares)

(d)
Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	(a) Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs
July 2017
7/3/17 – 7/30/17	85,200	$105.75	85,200	$300,349,525
August 2017
7/31/17 – 9/3/17	499,600	$98.76	499,600	$251,008,986
September 2017
9/4/17 – 10/1/17	362,500	$95.29	362,500	$216,466,165
Total	947,300	$98.06	947,300	$216,466,165

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

4.7      Fifth Supplemental Indenture, dated September 13, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 13, 2017, file No. 1-6682.)

10.1    Increase Supplement added as of August 24, 2017, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017, file No. 1-6682.)

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

HASBRO, INC.
(Registrant)

Date: November 8, 2017	By: /s/ Deborah Thomas
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

4.7

Fifth Supplemental Indenture, dated September 13, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York.  (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 13, 2017, file No. 1-6682.)

10.1

Increase Supplement added as of August 24, 2017, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017, file No. 1-6682.)

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