Form 10-K
period 2017-12-31
HASBRO INC
filed 2018-02-26
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer ☐	Smaller Reporting Company	☐
Emerging Growth Company	☐			(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒.

The aggregate market value on June 30, 2017 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $12,408,366,242. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 7, 2018 was 124,177,681.

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

Item 1.	Business.

General Development and Description of Business and Business Segments

Overview

We are a global play and entertainment company committed to Creating the World’s Best Play Experiences. We strive to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and the development of global business reach. We apply these principles to leverage our owned and controlled brands, including Franchise Brands LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as for our Partner Brands portfolio. From toys and games to television, movies, digital gaming and other forms of digital entertainment and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company’s wholly-owned subsidiary Hasbro Studios LLC (“Hasbro Studios”) and its film labels, Allspark Pictures and Allspark Animation, create entertainment brand-driven storytelling across mediums, including television, film and more. These elements are executed globally in alignment with our strategic plan, the brand blueprint. At the center of this blueprint, we re-imagine, re-invent and re-ignite our owned and controlled brands and imagine, invent and ignite new brands, through product innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products.

Storytelling and Other Entertainment Initiatives

Our brand blueprint focuses on reinforcing storylines associated with our brands through several outlets, including television, motion pictures and digital content.

As part of our brand blueprint, we seek to build our brands through entertainment-based storytelling. Hasbro Studios is responsible for brand-driven storytelling across mediums, including the development and global distribution of television programming primarily based on our brands. This programming currently airs in markets throughout the world. Domestically, Hasbro Studios primarily distributes programming to Discovery Family Channel (the “Network”), a joint venture between Discovery Communications, Inc. (“Discovery”) and ourselves which operates a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Beginning in 2015, Hasbro Studios began distributing certain programming domestically to other outlets, including Cartoon Network. Internationally, Hasbro Studios distributes to various broadcasters and cable networks. Hasbro Studios also distributes programming globally on various digital platforms, including Netflix and iTunes. In 2016, Hasbro acquired Boulder Media, an animation studio based in Dublin, Ireland. In addition to working on a variety of projects for Hasbro Studios, Allspark Animation and Allspark Pictures, Boulder Media continues to produce non-Hasbro content under the Boulder name.

During 2014, we introduced Allspark Pictures, Hasbro’s film label, as a vehicle to produce both animated and live action theatrical releases based on our brands. During 2017 we formed Allspark Animation, an additional film label to expand our entertainment services. Our plan going forward is to produce live action entertainment, including film and television, under the Allspark Pictures moniker, and to produce animated entertainment under the Allspark Animation label. In October 2017 the Company entered into an agreement with Paramount Pictures (“Paramount”) to produce and distribute live action and animated films, as well as television programming based on Hasbro brands over a five-year period. Hasbro’s Allspark Pictures and Allspark Animation will play an active role alongside Paramount in content development and production under this relationship and we will play a more significant role in financing the films as well. The Company’s storytelling initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages accessible anytime in many forms and formats. In October 2016, Allspark Pictures released OUIJA: ORIGIN OF EVIL. In October 2017, Allspark Pictures released MY LITTLE PONY: THE MOVIE. In December 2018, through their partnership, Hasbro and Paramount expect to release BUMBLEBEE, a film centered on the TRANSFORMERS character, BUMBLEBEE.

In addition to film and television initiatives, Hasbro understands the importance of digital content to drive fan engagement, including in gaming and across other media, and of integrating such content with our products. Digital media encompasses digital gaming applications and the creation of digital environments for analog products through the use of complementary digital applications and websites which extend storylines and enhance play. As of December 2016, we owned a 70% majority stake in Backflip Studios, LLC (“Backflip”), a mobile game developer, and in January 2017, we increased our ownership to 100%. While certain of our trademarks, characters and other property rights are licensed by third parties in connection with digital gaming, we anticipate increasingly leveraging and applying Backflip’s digital gaming expertise to Hasbro brands in 2018 and beyond.

As we seek to grow our business in entertainment, licensing, digital gaming and innovative product offerings, we will continue to evaluate strategic alliances, acquisitions and investments, like Hasbro Studios, Boulder Media, the Network and Backflip, which may allow us to strengthen our competencies around the brand blueprint, such as in storytelling and digital, complement our current product offerings, allow us entry into areas which are adjacent or complementary to our existing business, allow us to add to our brand portfolio, or allow us to further develop awareness of our brands and expand the ability of consumers to experience our brands in different forms and formats.

Brand Portfolios

Hasbro organizes and markets owned, controlled and licensed intellectual properties within our brand architecture under the following brand portfolios: (1) Franchise Brands; (2) Partner Brands; (3) Hasbro Gaming; and (4) Emerging Brands.

Franchise Brands Franchise Brands are Hasbro’s most significant owned or controlled properties which we believe have the ability to deliver significant revenues and growth over the long-term. In 2017 our seven Franchise Brands were LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS. As reported, net revenues from Franchise Brands grew 10% in 2017, and 2% in 2016. In 2017, 2016 and 2015, Franchise Brands were 49%, 46% and 52% of total net revenues, respectively. Beginning in 2018, Emerging Brand BABY ALIVE will replace LITTLEST PET SHOP in the Franchise Brands line-up based on the historical strength of the BABY ALIVE brand and the Company’s belief in the sustainability of the brand’s success. We are moving LITTLEST PET SHOP to the Emerging Brands category to allow us to take a more entrepreneurial approach to that brand and better allow us to re-invent that brand.

Partner Brands Partner Brands include those licensed brands for which Hasbro develops toy and game products. Significant Partner Brands include MARVEL, including SPIDER-MAN and THE AVENGERS, STAR WARS, DISNEY PRINCESS and DISNEY FROZEN, DISNEY‘S DESCENDANTS, BEYBLADE, DREAMWORKS’ TROLLS, SESAME STREET and YO-KAI WATCH. Partner brands MARVEL, STAR WARS, DISNEY’S DESCENDANTS, DISNEY PRINCESS and DISNEY FROZEN are all owned by The Walt Disney Company (“Disney”).

In 2017, Hasbro sold product lines supported by the following theatrical releases from our partners: Marvel’s GUARDIANS OF THE GALAXY VOL. 2 in May, SPIDER-MAN: HOMECOMING in July, THOR: RAGNAROK in November and STAR WARS: THE LAST JEDI in December in addition to films featuring our Franchise Brands

TRANSFORMERS: THE LAST KNIGHT in June, and MY LITTLE PONY: THE MOVIE, in October. In 2016, Hasbro sold product supported by four major motion picture releases by our partners: CAPTAIN AMERICA: CIVIL WAR, DREAMWORKS’ TROLLS, MOANA and ROGUE ONE: A STAR WARS STORY. In 2018, we expect to sell products related to several partner theatrical releases, including BLACK PANTHER in February, AVENGERS: INFINITY WAR in May, SOLO: A STAR WARS STORY in May and SPIDER-MAN: INTO THE SPIDER-VERSE in December, as well as the BUMBLEBEE film in December from our Franchise brand, TRANSFORMERS.

Hasbro Gaming Hasbro continues to revolutionize game play through our strong portfolio of Gaming Brands, digital integration, the mining of social media trends to garner consumer insights and capitalize on popular gaming themes, and the rapid introduction of innovative new gaming brands and play experiences. Hasbro Gaming includes brands such as DUNGEONS & DRAGONS, JENGA, THE GAME OF LIFE, OPERATION, PIE FACE, SCRABBLE, TRIVIAL PURSUIT and TWISTER as well as social games including FANTASTIC GYMNASTICS, SPEAK OUT and TOILET TROUBLE; in addition, Hasbro’s games portfolio also includes many other well-known game brands. To successfully execute our gaming strategy, we consider brands which may capitalize on existing trends while evolving our approach to gaming using consumer insights and offering gaming experiences relevant to consumer demand for face to face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games.

Emerging Brands Emerging Brands are those owned or controlled Hasbro brands which have not achieved Franchise Brand status, but many of which the Company believes have the potential to do so over time with investment and further development. Through 2017, these included brands such as BABY ALIVE, FURBY, FURREAL FRIENDS, HANAZUKI, KRE-O, PLAYSKOOL and PLAYSKOOL HEROES. Beginning in 2018, the BABY ALIVE brand is moving to Franchise Brands and LITTLEST PET SHOP will be included in Emerging Brands. The Emerging Brands portfolio also includes new brands being developed by the Company, as well as other brands not captured in our other three categories.

Segments

Organizationally, our three principal segments are U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products described above. Our toy and game products are primarily developed by cross-functional teams, including members of our global development and marketing groups, to establish a cohesive brand direction and assist the segments in establishing certain local marketing programs. The costs of these groups are allocated to our principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment and Licensing segment conducts our movie, television and digital gaming entertainment operations, including the operations of Hasbro Studios and Backflip as well as engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for digital gaming and consumer products. Our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments. Financial information with respect to our segments and geographic areas is included in Note 20 to our consolidated financial statements, which are included in Item 8 of this Form 10-K. The following is a discussion of each segment.

U.S. and Canada Our U.S. and Canada segment engages in the marketing and sale of our products in the United States and Canada. The U.S. and Canada segment promotes our brands through constant innovation and reinvention. This is accomplished through introducing new products and initiatives driven by consumer and marketplace insights and leveraging opportunistic toy and game lines and licenses. This strategy leverages efforts to increase consumer awareness of the Company’s brands through entertainment experiences, including motion pictures and television programming.

International The International segment engages in the marketing and sale of our product categories to retailers and wholesalers in most countries in Europe, Latin and South America, and the Asia Pacific region and through distributors in those countries where we have no direct presence. We have offices in more than 35 countries contributing to sales in more than 120 countries.

In addition to growing brands, leveraging opportunistic product lines and driving our licensed business, we seek to grow our international business by continuing to opportunistically expand into emerging markets in Eastern Europe, Asia, Africa and Latin and South America. Emerging markets are an area of high priority for us as we believe they offer greater opportunities for revenue growth than developed markets. Key emerging markets include Russia, Brazil and the People’s Republic of China (“China”). Net revenues from emerging markets represented 14% of our total consolidated net revenues in 2017, 2016 and 2015. In 2017, net revenues from emerging markets increased 5% while in 2016, net revenues in emerging markets increased 9% from 2015.

In 2017, the international segment benefited from foreign currency translation whereas the strengthening of the U.S. dollar in 2016 had a negative impact on the International segment. The impact from foreign currency translation on International segment net revenues as compared to the prior year translation rates for 2017 and 2016 was $75.3 million and $(58.4) million, respectively. Financial information with respect to foreign currency risk management is included in Note 16 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

Entertainment and Licensing Our Entertainment and Licensing segment includes our consumer products licensing, digital gaming, television and movie entertainment operations.

Our consumer products licensing category seeks to promote our brands through the out-licensing of our intellectual properties to third parties for promotional and merchandising uses in businesses which do not compete directly with our own product offerings, such as apparel, publishing, home goods and electronics, or in certain situations, to utilize them for toy products where we consider the out-licensing of brands to be more effective and profitable than developing and marketing the products ourselves.

Our digital gaming business seeks to promote our brands largely through the out-licensing of our intellectual properties to a number of partners who develop and offer digital games for play on mobile devices, personal computers, and video game consoles based on those brands. The Company has digital gaming relationships with Electronic Arts Inc., Activision, Ubisoft, Scopely and others. Lastly, we also license our brands to third parties engaged in other forms of gaming, including Scientific Games Corporation. Through Backflip, our owned mobile game development studio, we seek to complement the aforementioned out-licensing with the development of internal digital gaming resources. Backflip’s product offerings include games for tablets and mobile devices, including the DRAGONVALE and TRANSFORMERS: EARTH WARS games. Through Backflip, we intend to continue focusing on our existing game titles, and to launch new games, including further offerings based on Hasbro brands.

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

Global Operations Our Global Operations segment sources production of our toy and game products. Through August 2015, the Company owned and operated manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland which predominantly produced game products. These facilities were sold to Cartamundi NV (“Cartamundi”). Cartamundi continues to manufacture significant quantities of game products for us in their two facilities under a multi-year manufacturing agreement. Sourcing for our other production is done through unrelated third party manufacturers in various Far East countries, principally China, using a Hong Kong based wholly-owned subsidiary operation for quality control and order coordination purposes. See “Manufacturing and Importing” below for more details concerning overseas manufacturing and sourcing.

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

Each of our four product categories, namely Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands, generate approximately 10% or more of our net revenues. For more information, including the amount of net revenues attributable to each of our four product categories, see Note 20 to our consolidated financial statements, which are included in Item 8 of this Form 10-K.

Working Capital Requirements

Our working capital needs are financed through cash generated from operations, primarily through the sale of toys and games and secondarily through our consumer products licensing and entertainment operations, and, when necessary, proceeds from short-term borrowings.

Our customer order patterns may vary from year to year largely due to fluctuations in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As such, a disproportionate volume of our net revenues are earned during the third and fourth quarters leading up to the retail industry’s holiday selling season, including Christmas. As a result, comparisons of unshipped orders on any date with those at the same date in the prior year are not necessarily indicative of our sales for that year. Moreover, quick response, or just-in-time, inventory management practices result in a significant proportion of orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. We expect that retailers will continue to follow this strategy. As such, our business generally earns more revenue in the second half of the year compared to the first half. In 2017, the second half of the year accounted for approximately 65% of full year revenues with the third and fourth quarters accounting for 34% and 31%, respectively, of full year net revenues. The types of programs that we plan to employ to promote sales in 2018 are substantially the same as those we employed in 2017 and in prior years.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year prior to the peak fourth quarter retail selling season. Our accounts receivable increases during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2017, we utilized cash from our operations, borrowings under our commercial paper program and uncommitted lines of credit as well as excess proceeds from the 2017 issuance of long-term debt to meet our cash flow requirements.

Product Development and Royalties

Our success is dependent on continuous innovation in our play and entertainment offerings and requires continued development of new brands and products alongside the redesign of existing products to drive consumer interest and market acceptance. Our toy and game products are developed by a global development function, the costs of which are allocated to the selling entities which comprise our principal operating segments. In 2017, 2016 and 2015, we incurred expenses of $269.0 million, $266.4 million, and $242.9 million, respectively, on activities related to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

In addition to the design and development work performed by our own staff, we deal with a number of independent toy and game designers, for whose designs and ideas we compete with other toy and game manufacturers. Rights to such designs and ideas, when acquired by us, are usually exclusive and the agreements require us to pay the designer a royalty on our net sales of the item. These designer royalty agreements, in some cases, also provide for advance royalties and minimum guarantees.

We also produce a number of toys and games under licenses based on our partners’ trademarks and copyrights for the names or likenesses of characters from movies, television shows and other entertainment media, for whose rights we compete with other toy and game manufacturers. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters may be exclusive for specific products or product lines in specified territories, or may be non-exclusive, in which case our product offerings may be competing with the product offerings of other licensees. In many instances, advance royalties and minimum guarantees are required by these license agreements. In 2017, 2016 and 2015, we incurred $405.5 million, $409.5 million, and $379.2 million, respectively, of royalty expense. Our royalty expense in any given year may also vary depending upon the timing of movie releases and other entertainment media.

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

Our products are sold globally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, drug stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-retailers.” Our own sales forces account for the majority of sales of our products with remaining sales generated by independent distributors who, for the most part, sell our products in areas of the world where we do not otherwise maintain a direct presence. Notwithstanding our thousands of customers, the majority of our sales are to large chain stores, distributors, e-retailers and wholesalers. Customer concentration provides us with certain benefits, such as potentially more efficient product distribution practices and other reductions in costs of sales and distribution; however, customer concentration can also create additional risks for our business. These risks can create potential detriments to our business resulting from the financial difficulties of our major customers which could lead to reductions in sales or unfavorable changes in our business relationships with one, or more, of our major customers. Customer concentration may also decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market. During 2017, net revenues from our top five customers accounted for approximately 42% of our consolidated global net revenues, including our three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation who represented 19%, 9% and 9%, respectively, of consolidated global net revenues. In the U.S. and Canada segment, approximately 61% of our net revenues were derived from these top three customers. The bankruptcy filing in September 2017 of Toys “R” Us in the U.S. and Canada, and the difficulties of Toys “R” Us in the United Kingdom significantly impacted our sales and profitability in the fourth quarter of 2017 and we expect the financial difficulties of Toys “R” Us will negatively impact our sales in 2018, with the greatest amount of that impact likely to be in the first half of 2018, as we right size our inventory with Toys “R” Us and as they close stores.

We advertise many of our toy and game products extensively on television and through digital marketing and advertising of our brands. Products are strategically cross-promoted by spotlighting specific products alongside related offerings in a manner that promotes the sale of not only the selected item, but also those complementary products. In addition to those advertising initiatives, Hasbro Studios produces entertainment based primarily on our brands which appears on Discovery Family Channel and other major networks globally as well as on various other digital platforms, such as Netflix and iTunes. In addition, Allspark Pictures and Allspark Animation produce both animated and live action theatrical releases based on our brands. We also introduce many of our new products to major customers within one to two years leading up to their year of retail introduction. We generally showcase certain new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows, including in Hong Kong and Nuremburg, Germany. In 2017, 2016 and 2015, we incurred $501.8 million, $468.9 million, and $409.4 million, respectively, in expense related to advertising and promotional programs.

Manufacturing and Importing

During 2017 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in two previously owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland. These facilities were owned by the Company through August 2015, at which point they were sold to Cartamundi, who continues to manufacture significant quantities of game products for us under a multi-year manufacturing agreement.

We believe that the manufacturing capacity of our third-party manufacturers, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2018 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured and production shifted to those new sources. The imposition of trade sanctions, tariffs, border adjustment taxes or other measures by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, China, or other countries where we manufacture products, or other factors which increase the cost of manufacturing in China, or other countries where we manufacture products, such as higher labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured and imported into other markets.

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

Competition

We are a worldwide leader in the development, design, sale and marketing of toys and games and other family entertainment offerings, but our business is highly competitive. We compete with several large toy and game companies in our product categories, as well as many smaller United States and international toy and game designers, manufacturers and marketers. We also compete with other companies that offer branded entertainment specific to children and their families. Given the ease of entry into our business we view our primary competition as coming from content providers who are creating entertainment experiences that compete with our brand-driven storytelling for consumer attention. Businesses that create compelling content can readily translate that content into a full range of product offerings. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products and experiences. To a lesser extent, competition is also based on product pricing. In entertainment, Hasbro Studios and Discovery Family Channel compete with other children’s and family television networks and entertainment producers, such as Nickelodeon, Cartoon Network and Disney Channel, for viewers, advertising revenue and distribution.

In addition to contending with competition from other toy and game and entertainment and storytelling companies, we contend with the phenomenon that children are increasingly sophisticated and have been moving away from traditional toys and games at a younger age. The variety of product and entertainment offerings available for children has expanded and product life cycles have shortened as children move on to more sophisticated offerings at earlier ages. We refer to this trend as “children getting older younger”. As a result, our products not only compete with those offerings produced by other toy and game manufacturers and companies offering branded family play and entertainment, we also compete, particularly in meeting the demands of older children, with entertainment offerings of many technology companies, such as makers of tablets, mobile devices, video games and other consumer electronic products.

The volatility in consumer preferences with respect to family entertainment and low barriers to entry as well as the emergence of new technologies continually creates new opportunities for existing competitors and start-ups to develop products that compete with our entertainment and toy and game offerings.

Employees

At December 31, 2017, we employed approximately 5,400 persons worldwide, approximately 2,800 of whom were located in the United States.

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

Consumer product safety laws also exist in some states and cities within the United States and in many international markets including Canada, Australia and Europe. We utilize independent third party laboratories that employ testing and other procedures intended to maintain compliance with the CPSA, the FHSA, the FFA, other applicable domestic and international product standards, and our own standards. Notwithstanding the foregoing, there can be no assurance that our products are or will be hazard free. Any material product recall or other safety issue impacting our products could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, could damage our reputation and could negatively affect sales of our other products as well.

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

In addition to laws restricting the collection of information from children, our business is subject to other regulations, such as the General Data Protection Regulation which becomes effective in the European Union in May 2018, which restrict the collection, use, and retention of person information from all persons. Failure to comply with those restrictions can subject us to severe liabilities.

Further we maintain programs to comply with various United States federal, state, local and international requirements relating to the environment, health, safety and other matters.

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

Name	Age	Position and Office Held	Period Serving in Current Position
Brian D. Goldner(1)	54	Chairman of the Board and Chief Executive Officer	Since 2017
John A. Frascotti(2)	57	President	Since 2017
Deborah M. Thomas(3)	54	Executive Vice President and Chief Financial Officer	Since 2013
Duncan J. Billing(4)	59	Executive Vice President, Chief Strategy Officer	Since 2017
Tom Courtney(5)	57	Executive Vice President, Global Operations	Since 2017
Stephen Davis(6)	56	Executive Vice President, Chief Content Officer	Since 2014
Barbara Finigan(7)	56	Executive Vice President, Chief Legal Officer and Secretary	Since 2014
Dolph Johnson	59	Executive Vice President and Chief Human Resources Officer	Since 2012
Wiebe Tinga(8)	57	Executive Vice President and Chief Commercial Officer	Since 2013

(1) Prior thereto, Chairman of the Board, President and Chief Executive Officer from 2015 to 2017; prior thereto, President and Chief Executive Officer from 2008 to 2015.

(2) Prior thereto, President Hasbro Brands from 2014 to 2017; prior thereto, Executive Vice President and Chief Marketing Officer from 2013 to 2014; prior thereto, Senior Vice President and Global Chief Marketing Officer from 2008 to 2013.

(3) Prior thereto, Senior Vice President and Chief Financial Officer from 2009 to 2013.

(4) Prior thereto, Executive Vice President, Global Operations and Business Development from 2014 to 2017; Executive Vice President and Chief Development Officer from 2013 to 2014; and Senior Vice President and Global Chief Development Officer from 2008 to 2013.

(5) Prior thereto, Senior Vice President and General Manager, Global Operations, from 2012 to 2017
(6) Prior thereto, President, Hasbro Studios, from 2009 to 2014.
(7) Prior thereto, Senior Vice President, Chief Legal Officer and Secretary from 2010 to 2014.
(8) Prior thereto, President, North America from 2012 to 2013; prior thereto, President, Latin America, Asia Pacific and Emerging Markets from 2006 to 2012.

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

The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information about issuers who file electronically. That site is at http://www.sec.gov.

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

In 2017 revenues from our seven franchise brands, LITTLEST PET SHOP, MAGIC: THE GATHERING, MONOPOLY, NERF, MY LITTLE PONY, PLAY-DOH and TRANSFORMERS, totaled 49% of our aggregate net revenues. Revenues from our key partner brands, including DISNEY PRINCESS and DISNEY FROZEN, MARVEL, STAR WARS, DREAMWORKS’ TROLLS, BEYBLADE and YO-KAI WATCH, constituted 24% of our aggregate net revenues in 2017. Together our franchise and partner brands account for the substantial majority of our revenues. If we are unable to successfully maintain and develop our franchise and key partner brands in the future, continue to drive their relevance to consumers and grow sales of products and storytelling experiences based on those brands, our revenues and profits will decline and our business performance will suffer. In addition to continuing to grow and develop our existing franchise brands, successfully executing our brand strategy requires us to successfully develop other brands, such as current emerging brands, and elevate them to franchise brand status over time. There is no guarantee that we will be able to do this successfully. As an example of this process, in February 2018 we elevated BABY ALIVE to franchise brand status and moved LITTLEST PET SHOP, which we are in the process of reinventing and which requires a different developmental approach at this point, out of Franchise Brands and into Emerging Brands.

Consumer interests change rapidly, making it difficult to create storytelling experiences and to design and develop products which will be popular with children and families, or to maintain the popularity of successful products and brands.

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

The challenge of continuously developing and offering products and storytelling experiences that are sought after by children is compounded by the sophistication of today’s children and the increasing array of technology and entertainment offerings available to them.

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

In 2017, we developed and marketed significant product lines tied to the scheduled motion picture releases by key partners of DISNEY’S BEAUTY AND THE BEAST, MARVEL’S GUARDIANS OF THE GALAXY VOL. 2, SPIDERMAN: HOMECOMING, THOR:RAGNOROK and STAR WARS: THE LAST JEDI. For 2018, we are developing and marketing significant product lines tied to the scheduled motion picture releases by key partners of a number of properties, including BLACK PANTHER, AVENGERS: INFINITY WARS, SOLO: A STAR WARS STORY and ANT-MAN AND THE WASP. Those motion pictures are all being developed and released by our partners and our partners control the content and schedule for such motion pictures. Other key partner product lines we are offering, such as BEYBLADE and YOKAI-WATCH, depend on television support by our partners for their successes. Similarly, we are developing and marketing products for entertainment we play a more active role in developing or develop ourselves, such as TRANSFORMERS, MY LITTLE PONY and BUMBLEBEE. If those motion pictures, television shows, or any other key entertainment content for which we develop and market products are not as successful as we and our partners anticipate, our revenues and earnings will fall. As an example, in the fourth quarter of 2017 our sales of products related to STAR WARS: THE LAST JEDI were significantly below our expectations and that was a factor that caused us to miss our revenue expectations for that quarter.

The ultimate timing and success of such projects is critically dependent on the efforts and schedules of our licensors, and studio and media partners. We do not fully control when or if any particular motion picture projects will be greenlit, developed or released, and our licensors or media partners may change their plans with respect to projects and release dates or cancel development all together. This can make it difficult for us to get feature films developed, plan future entertainment slates and to successfully develop and market products in conjunction with future motion picture and other media releases, given the lengthy lead times involved in product development and successful marketing efforts, and the fact that third party partners of ours may decide not to develop such entertainment.

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

Lack of sufficient consumer interest in entertainment media we produce or for which we offer products can harm our business.

Motion pictures, television, digital content or other media we produce or for which we develop products may not be as popular with consumers as we anticipated. While it is difficult to anticipate what products may be sought after by consumers, it can be even more difficult to properly predict the popularity of media efforts and properties given the broad array of competing offerings. If our or our partners’ media efforts, and related product offerings, fail to garner sufficient consumer interest and acceptance, our revenues and the financial return from such efforts will be harmed.

Under the relationship we entered with Paramount in October 2017 we plan to play a bigger role in the production and financing of motion pictures based on our properties. That has the advantage of giving us more input to what properties are developed into motion pictures and when, and can allow us to earn a greater return from successful films, but it also increases the money we will directly spend on film production and puts that investment at risk. If our motion pictures are not as successful as we anticipate they will be, or if we are not able to produce and distribute films according to the schedule we have planned, our financial performance will be negatively impacted.

Discovery Family Channel, our cable television joint venture with Discovery Communications, Inc. in the United States, competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees. There is no guarantee that Discovery Family Channel will be successful. Similarly, Hasbro Studios’ programming distributed both domestically and internationally, Allspark Animation and Allspark Pictures releases and Backflip Studio’s digital products compete with content from many other parties. Lack of consumer interest in and acceptance of content developed by Hasbro Studios, Allspark Animation, Allspark Pictures and Backflip Studios, or other content appearing on Discovery Family Channel, and products related to that content, could significantly harm our business. Similarly, our business could be harmed by greater than expected costs, or unexpected delays or difficulties, associated with our investment in Discovery Family Channel, such as difficulties in increasing subscribers to the network or in building advertising revenues for Discovery Family Channel. During 2017 we spent $48.0 million for television programming and film projects being developed by Hasbro Studios and we anticipate that we will continue spending at comparable or higher levels in 2018 and future years.

At December 31, 2017, $238.0 million, or 4.5%, of our total assets, represented our investments in the Discovery Family Channel. If the Discovery Family Channel is not successful our investments may become impaired, which could result in a write-down through net earnings.

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

In developing products, product lines and new brands we have anticipated dates for the associated product and brand introductions. When we state that we will introduce, or anticipate introducing, a particular product, product line or brand at a certain time in the future those expectations are based on completing the associated development, implementation, and marketing work in accordance with our currently anticipated development schedule. There is no guarantee that we will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ compressed shipping schedules and the seasonality of our business. Further, ecommerce is growing significantly and accounting for a higher portion of the ultimate sales of our products to consumers. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. The risk is also exacerbated by the increasing sophistication of many of the products we are designing, and brands we are developing in terms of combining digital and analog technologies, utilizing digital media to a greater degree, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.

Changes in foreign currency exchange rates can significantly impact our reported financial performance.

Our global operations mean we produce and buy products, and sell products, in many different jurisdictions with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. As an example, if the dollar appreciates 10% relative to a local currency for an international market in which we had $200 million of net revenues, the dollar value of those sales, as they are translated into U.S. dollars, would decrease by $20 million in our consolidated financial results. As such, we would recognize a $20 million decrease in our net revenues, even if the actual level of sales in the foreign market had not changed. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. During 2015 and 2016, certain key currencies, such as the Euro, Russian Ruble, and Brazilian Real depreciated significantly compared to the U.S. dollar. This depreciation had a significant negative impact on our revenues and earnings. Depreciation in key currencies during 2018 and beyond may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.

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

As an example of these risks, our revenues and profitability for 2017 were negatively impacted by economic downturns and resulting lower sales of our products in the United Kingdom and in Brazil. The economic downturn in the United Kingdom was partly caused by uncertainly around Brexit. If these markets, or other significant markets, experience economic difficulties in 2018 it can harm our business and financial results.

An increasing portion of our business is expected to come from emerging markets, and growing business in emerging markets presents additional challenges.

We expect an increasing portion of our net revenues to come from emerging markets in the future, including Eastern Europe, Latin America, Africa and Asia. In 2017 revenues in emerging markets constituted approximately 14% of our net revenues, up from only 6% of our net revenues in 2010. Over time, we expect our emerging market net revenues to continue to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved international markets. Operating in an increasing number of markets, each with its own unique consumer preferences and business climates, presents additional challenges that we must meet. In addition to the need to successfully anticipate and serve different global consumer preferences and interests, sales and operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to other risks associated with international operations, including:

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

We currently have in-licenses to several successful entertainment properties, including MARVEL and STAR WARS, as well as DISNEY PRINCESS and DISNEY FROZEN. These licenses typically have multi-year terms and provide us with the right to market and sell designated classes of products. In recent years our sales of products under the MARVEL and STAR WARS licenses have been highly significant to our business. In 2016 we began sales of products based on the DISNEY PRINCESS and DISNEY FROZEN properties, which contributed significantly to our performance. If we fail to meet our contractual commitments and/or any of these licenses were to terminate and not be renewed, or the popularity of any of these licensed properties was to significantly decline, our business would be damaged and we would need to successfully develop and market other products to replace the products previously offered under license.

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

Sales of our toys, games and other family entertainment products at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. This seasonality has increased over time, as retailers become more efficient in their control of inventory levels through quick response inventory management techniques. Further, ecommerce is growing significantly and accounting for a higher portion of the ultimate sales of our products to consumers. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. As a result, customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. For toys, games and other family entertainment products which we produce, a majority of retail sales for the entire year generally occur in the fourth quarter, close to the holiday season. As a consequence, the majority of our sales to our customers occur in the period from September through December, as our customers do not want to maintain large on-hand inventories throughout the year ahead of consumer demand. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier.

The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in under producing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods, particularly from the Far East, during the critical months leading up to the holiday shopping season.

The concentration of our retail customer base means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 31, 2017, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, accounted for approximately 19%, 9% and 9%, respectively, of our consolidated net revenues and our five largest customers, including Wal-Mart, Toys “R” Us and Target, in the aggregate accounted for approximately 42% of our consolidated net revenues. In the U.S. and Canada segment, approximately 61% of the net revenues of the segment were derived from our top three customers. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition. As an example of this, the bankruptcy filing by Toys “R” Us in the U.S. and Canada in September 2017, and associated reductions in inventory taken by Toys “R” Us for the holiday season, as well as the inability of Toys “R” Us to pay certain outstanding receivables, significantly impacted our sales and profitability in the fourth quarter of 2017. We expect the ongoing financial situation with Toys “R” Us, including its difficulties in the United Kingdom, will negatively impact our sales in 2018, with the greatest amount of that impact likely to be in the first half of 2018, and potentially for additional periods, based on the level of store closures and how much the sales lost through Toys “R” Us are picked up by other retail and e-commerce channels.

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

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 31, 2017, our net revenues from the International segment comprised approximately 43% of our total consolidated net revenues. We expect net revenues from our International segment to continue accounting for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as we discuss below, we utilize third-party manufacturers primarily located in the Far East to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets , are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

•	Currency conversion risks and currency fluctuations;

•	Potential challenges to our transfer pricing determinations and other aspects of our cross border transactions, which can materially increase our taxes and other costs of doing business;

•	Political instability, civil unrest and economic instability;

•	Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement;

•	Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the United States;

•	Natural disasters and the greater difficulty and cost in recovering therefrom;

•	Transportation delays and interruptions;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;

•	Increased investment and operational complexity to make our products compatible with systems in various countries and compliant with local laws;

•	Changes in international labor costs and other costs of doing business internationally; and

•	The imposition of tariffs, quotas, border adjustment taxes or other protectionist measures.

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

Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary branded-play entertainment products we offer. As we discussed above, weakened economic conditions, lowered employment levels or recessions in any of our major markets may significantly reduce consumer purchases of our products. In 2017 our business was negatively impacted by weaker economic conditions in the United Kingdom and Brazil, two of our significant markets. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

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

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by third parties and licensed to us. The success of entertainment properties for which we have a license, such as MARVEL, STAR WARS, SESAME STREET, DISNEY PRINCESS, DISNEY FROZEN, TROLLS, YOKAI-WATCH or BEYBLADE, and the ability of us to successfully market and sell related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 31, 2017, we had $81.5 million of prepaid royalties, $31.4 million of which are included in prepaid expenses and other current assets and $50.1 million of which are included in other assets. Under the terms of existing contracts as of December 31, 2017, we may be required to pay additional future minimum guaranteed royalties and other licensing fees totaling approximately $279.6 million. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment-based properties we have no guaranty that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.

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

Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortages and increases in labor costs in China as well as difficulties in moving products manufactured in China out of Asia and through the ports in North America and Europe, whether due to port congestion, labor disputes, slow-downs, product regulations and/or inspections or other factors. Prolonged disputes or slowdowns at west coast ports can negatively impact both the time and cost of transporting goods into the United States. Natural disasters or health pandemics impacting China can also have a significant negative impact on our business.

Further, the imposition of tariffs, border adjustment taxes, trade sanctions or other regulations or economic penalties by the United States or the European Union against products imported by us from China or other foreign countries, or the loss of “normal trade relations” status with China or other foreign countries in which we operate, could significantly increase our cost of products imported into the United States or Europe and harm our business. Additionally, the suspension of the operations of a third-party manufacturer by government inspectors in China or another market in which we source products could result in delays to us in obtaining product and may harm sales.

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

Recognizing the critical need for increased innovation and a change in the way we go to market with gaming products in order to remain successful in the gaming business in the future, we began implementing a strategy in 2011 to reinvent our gaming business. Our strategy to drive our gaming business in the future involved substantial changes in how we develop and market our gaming products to consumers and how we position them at retail, with a focus on understanding consumer insights, rapidly identifying and understanding social media trends, understanding popular gaming mechanics and in delivering industry leading innovation in gaming, a change in our allocation of focus across gaming brands, greater penetration of our brands into digital gaming and the successful combination of analog and digital gaming. Our strategy involves making fundamental changes in how we design and develop our gaming products. We recognize the need to provide immersive game play that is easy for consumers to learn and play in shorter periods of time, as well as offer innovative face to face, off the board and digital gaming opportunities. People are gaming in greater numbers than ever before, but the nature of gaming has and continues to evolve quickly. To be successful our gaming offerings must evolve to anticipate and meet these changes in consumer gaming. Our failure to successfully implement our strategy and to keep up with the evolution of gaming could substantially harm our business, resulting in lost revenues and lost profits.

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

Much of our intellectual property has been internally developed and has no carrying value on our consolidated balance sheets. However, as of December 31, 2017, we had $217.4 million of acquired product and licensing rights included in other assets on our consolidated balance sheet. Declines in the profitability of the acquired brands or licensed products or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

We rely on external financing, including our credit facility, to help fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we rely on our commercial paper program, revolving credit facility and our other credit facilities for working capital. We currently have a commercial paper program which, subject to market conditions, and availability under our committed revolving credit facility, allows us to issue up to $1,000 million in aggregate amount of commercial paper outstanding from time to time as a source of working capital funding and liquidity. There is no guarantee that we will be able to issue commercial paper on favorable terms, or at all, at any given point in time.

We also have a revolving credit agreement that expires in 2020, which provides for a $1,000 million committed revolving credit facility and a further source of working capital funding and liquidity. This facility also supports borrowings under our commercial paper program. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions as well as our financial, operating and strategic flexibility. In addition, our financial covenants were set at the time we entered into our credit facility. Our performance and financial condition may not meet our original expectations, causing us to fail to meet such financial covenants. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would most require supplementary borrowings to enable us to continue to fund our operations.

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

As of December 31, 2017, we had $1,709.9 million of total principal amount of long-term debt outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.

As a manufacturer of consumer products, we are subject to significant government regulations, including, in the United States, under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. In addition, advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children under the age of thirteen is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. The collection or personally identifiable information from anyone, including adults, is under increasing regulation in many markets, and in May of 2018 the General Data Protection Regulation will become effective in the European Union. While we take all the steps we believe are necessary to comply with these acts and regulations, there can be no assurance that we will be in compliance and failure to comply with these acts could result in sanctions which could have a significant negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

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

Acquisitions and investments have been a component of our growth and the development of our business, and that is likely to continue in the future. Acquisitions can broaden and diversify our brand holdings and product offerings, and allow us to build additional capabilities and competencies around our brand blueprint. In reviewing potential acquisitions or investments, we target companies that we believe offer attractive family entertainment products or offerings, the ability for us to leverage our family entertainment offerings, opportunities to drive our strategic brand blueprint and associated competencies, or other synergies. In the case of our joint venture with Discovery, we looked to partner with a company that has shown the ability to establish and operate compelling entertainment channels. Additionally, through our acquisition of Backflip Studios, we looked to strengthen our mobile gaming expertise. However, we cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or to grow our business.

In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. There is no guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.

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

We maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber attacks or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.

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

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including the requirement for the Company to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also established new tax laws that will affect 2018 and future years, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 to 21 percent; (ii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iii) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (iv) creating a new limitation on deductible interest expense; and (v) imposing limitations on the deductibility of certain executive compensation. The Tax Act requires complex computations to be performed, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced by the Company. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered, with a possible retroactive effect, which is different from our interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

In addition, we may be subject to tax examinations by federal, state, and international jurisdictions, and these examinations can result in significant tax findings if the tax authorities interpret the application of laws and rules differently than we do or disagree with the intercompany rates we are applying. We assess the likelihood of outcomes resulting from tax uncertainties. At December 31, 2017 we have a liability for uncertain tax benefits of $89.4 million. While we believe our estimates are reasonable, the ultimate outcome of these uncertain tax benefits, or results of possible current or future tax examinations, may differ from our estimates and may have a significant adverse impact on our business and operating results.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At December 31, 2017, $573.1 million, or 10.8%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. While we did not recognize any goodwill impairment charges in 2017, during the fourth quarter of 2016, in conjunction with the Company’s annual review for impairment, the Company recognized an impairment charge of $32.9 million related to Backflip Studios reducing the related goodwill to $86.3 million. In the future, should Backflip Studios not achieve its profitability and growth targets, including anticipated game releases in 2018 and beyond, the carrying value may become further impaired, resulting in additional impairment charges.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

None.

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by corporate functions as well as the Global Operations and Entertainment and Licensing segments. The Company also owns an adjacent building consisting of approximately 23,000 square feet and leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet, both of which are used by corporate functions. The Company leases a facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by the U.S. and Canada segment, as well as the Entertainment and Licensing and Global Operations segments. In addition to the above facilities, the Company also leases office space consisting of approximately 119,400 square feet in Renton, Washington as well as warehouse space aggregating approximately 2,238,000 square feet in Georgia, California, Texas and Quebec that are also used by the U.S. and Canada segment. The Company leases approximately 80,000 square feet in Burbank, California, 24,000 square feet in Boulder Colorado and 27,400 square feet in Dublin, Ireland that are used by the Entertainment and Licensing segment. The Global Operations segment also leases an aggregate of 105,000 square feet of office and warehouse space in Hong Kong as well as 86,000 square feet of office space leased in the People’s Republic of China.

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

The Company is currently party to certain legal proceedings, none of which we believe to be material to our business or financial condition

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

	Sales Prices		Cash Dividends Declared
Period	High	Low
2017
1st Quarter	$101.08	77.20	$0.57
2nd Quarter	113.49	94.76	0.57
3rd Quarter	116.20	91.57	0.57
4th Quarter	99.17	87.92	0.57
2016
1st Quarter	$79.40	65.52	$0.51
2nd Quarter	88.53	77.42	0.51
3rd Quarter	87.00	76.80	0.51
4th Quarter	87.96	76.14	0.51

The approximate number of holders of record of the Company’s Common Stock as of February 7, 2018 was 8,210.

See Part III, Item 12 of this report for the information concerning the Company’s “Equity Compensation Plans”.

Dividends

Declaration of dividends is at the discretion of the Company’s Board of Directors and will depend upon the earnings and financial condition of the Company and such other factors as the Board of Directors deems appropriate.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 2017 10/02/17 — 10/29/17	47,300	$94.91	47,300	$211,977,034
November 2017 10/30/17 — 12/03/17	364,813	$93.23	364,813	$177,966,196
December 2017 12/04/17 — 12/31/17	281,549	$90.84	—	$177,966,196
Total	693,662	$92.37	412,113	$177,966,196

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

In December 2017, the Company repurchased 281,549 shares in connection with the vesting of certain restricted stock awards. The shares were delivered by the award recipient as payment of the withholding taxes related to the vesting of the award. These shares were repurchased at the market price on the date of the issuance of the restricted stock.

Item 6.	Selected Financial Data.

(Thousands of dollars and shares except per share data and ratios)

	Fiscal Year
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Net revenues	$5,209,782	5,019,822	4,447,509	4,277,207	4,082,157
Operating Profit	$810,359	788,048	691,933	635,375	467,093
Net earnings	$396,607	533,151	446,872	413,310	283,928
Net loss attributable to noncontrolling interests	$—	(18,229)	(4,966)	(2,620)	(2,270)
Net earnings attributable to Hasbro, Inc.	$396,607	551,380	451,838	415,930	286,198
Per Common Share Data:
Net Earnings Attributable to Hasbro, Inc.
Basic	$3.17	4.40	3.61	3.24	2.20
Diluted	$3.12	4.34	3.57	3.20	2.17
Cash dividends declared	$2.28	2.04	1.84	1.72	1.60
Consolidated Balance Sheets Data:
Total assets	$5,289,983	5,091,366	4,720,717	4,518,100	4,393,221
Total long-term debt(1)	$1,709,895	1,559,895	1,559,895	1,559,895	1,388,285
Ratio of Earnings to Fixed Charges(2)	7.39	6.86	6.52	6.05	3.94
Weighted Average Number of Common Shares:
Basic	125,039	125,292	125,006	128,411	130,186
Diluted	127,031	126,966	126,688	129,886	131,788

(1)	Represents principal balance of long-term debt. Excludes related deferred debt expenses.
(2)	For purposes of calculating the ratio of earnings to fixed charges, fixed charges include interest expense and one-third of rentals; earnings available for fixed charges represent earnings before income taxes, less the Company’s share of earnings (losses) from equity investees plus fixed charges.

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

EXECUTIVE SUMMARY

Hasbro, Inc. (“Hasbro” or the “Company”) is a global play and entertainment company dedicated to Creating the World’s Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including Franchise Brands BABY ALIVE (beginning in 2018), MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as Partner Brands. From toys and games, to television, motion pictures, digital gaming and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company’s wholly-owned Hasbro Studios and its film labels, AllSpark Pictures and Allspark Animation, create entertainment brand-driven storytelling across mediums, including television, film, digital and more.

Each of these principles is executed globally in alignment with Hasbro’s strategic plan, its brand blueprint. At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through product innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories and distribution of television programming based on the Company’s properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and other consumer products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands including, but not limited to, BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN, DISNEY’S DESCENDANTS, MARVEL, SESAME STREET, STAR WARS, and DREAMWORKS’ TROLLS. MARVEL, STAR WARS, DISNEY PRINCESS, DISNEY FROZEN and DISNEY’S DESCENDANTS are owned by The Walt Disney Company.

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

The impact of changes in foreign currency exchange rates used to translate the consolidated statements of operations is quantified by translating the current period revenues at the prior period exchange rates and comparing this amount to the prior period reported revenues. The Company believes that the presentation of the impact of changes in exchange rates, which are beyond the Company’s control, is helpful to an investor’s understanding of the performance of the underlying business. The Company has also included in this report the impact of U.S. tax reform, passed in December 2017, on net earnings, as well as earnings per share.

2017 highlights

•

Net revenues grew 4% to $5,209.8 million in 2017 from $5,019.8 million in 2016. Growth in net revenues includes a favorable foreign currency translation of $79.2 million. Absent favorable foreign currency translation, 2017 net revenues grew 2% compared to 2016.

•

2017 net revenues grew in all major operating segments: 5% in the U.S. and Canada segment; 2% in the International segment, including a favorable foreign currency translation impact of $75.3 million; and 8% in the Entertainment and Licensing segment.

•	Franchise Brands and Hasbro Gaming net revenues each grew 10%; Emerging Brands net revenues increased 2%; and Partner Brands revenues declined 10%.

•	2017 operating profit increased 3% from $788.0 million in 2016 to $810.4 million in 2017.

•	2017 operating profit was negatively impacted by the Toys“R”Us bankruptcy in the U.S. and Canada as a result of incremental bad debt expense recorded during the third quarter of 2017.

•	2016 operating profit was negatively impacted by a non-cash goodwill impairment charge of $32.9 million related to the Company’s investment in Backflip.

•

U.S. tax reform, passed in December 2017, resulted in a net charge of $296.5 million including a one-time repatriation tax payable over eight years. See Note 22, “Subsequent Event,” for disclosure of additional tax guidance related to the Tax Act.

•	Net earnings attributable to Hasbro, Inc. declined in 2017 to $396.6 million, or $3.12 per diluted share, compared to $551.4 million, or $4.34 per diluted share in 2016.

•	2017 earnings were negatively impacted by a net charge of $296.5 million, or $2.33 per diluted share, related to U.S. tax reform

•	2016 earnings were negatively impacted by the post-tax $14.7 million, or $0.12 per diluted share non-cash goodwill impairment charge, related to the Company’s investment in Backflip.

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

•	Net revenues grew in all brand portfolios, Partner Brands growth of 28%; Hasbro Gaming growth of 23%; Emerging Brands growth of 17% and Franchise Brands growth of 2%.

•	2016 operating profit improved 14% in 2016 compared to 2015 while net earnings attributable to Hasbro, Inc. increased 22% to $551.4 million compared to $451.8 million in 2015.

Share Repurchases and Dividends

The Company is committed to returning excess cash to its shareholders through dividends and share repurchases. The Company seeks to return cash to its shareholders through the payment of quarterly dividends. Hasbro increased the quarterly dividend rate from $0.57 per share in 2017 to $0.63 per share in 2018 which will be effective for the dividend payable in May 2018. This was the fourteenth dividend increase in the previous 15 years. During that period, the Company has increased the quarterly cash dividend from $0.03 to $0.63 per share. In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2015, the Company’s Board of Directors adopted eight successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,825.0 million. The eighth authorization was approved in February 2015 for $500 million. During 2017, Hasbro repurchased approximately 1.6 million shares at a total cost of $150.1 million and an average price of $94.74 per share. Since 2005, Hasbro has repurchased 105.5 million shares at a total cost of $3,647.0 million and an average price of $34.80 per share. At December 31, 2017, Hasbro had $178.0 million remaining available under these share repurchase authorizations.

Summary

The following table provides a summary of the Company’s condensed consolidated results as a percentage of net revenues for 2017, 2016 and 2015.

	2017	2016	2015
Net Revenues	100.0%	100.0%	100.0%
Operating profit	15.6	15.7	15.6
Earnings before income taxes	15.1	13.8	13.6
Net earnings	7.6	10.6	10.0
Net earnings attributable to Hasbro, Inc.	7.6%	11.0%	10.2%

Results of Operations — Consolidated

The fiscal year ended December 31, 2017 was a fifty-three week period while the fiscal years ended December 25, 2016 and December 27, 2015 were each fifty-two week periods.

Net earnings attributable to Hasbro, Inc. decreased to $396.6 million for the fiscal year ended December 31, 2017 compared to $551.4 million for the fiscal year ended December 25, 2016, and were $451.8 million for the fiscal year ended December 27, 2015.

Through 2016, the Company owned a 70% majority interest in Backflip Studios, LLC (“Backflip”). The Company consolidated the financial results of Backflip in its consolidated financial statements and, accordingly, the Company’s reported revenues, costs and expenses, assets and liabilities, and cash flows included 100% of Backflip, with the 30% noncontrolling interests share reported as net loss attributable to noncontrolling interests in the consolidated statements of operations and redeemable noncontrolling interests on the consolidated balance sheets. During the first quarter of 2017, the Company acquired the remaining 30% of Backflip making it a wholly-owned subsidiary of the Company. As a result, beginning in 2017 the Company no longer reports noncontrolling interests in its consolidated statements of operations or redeemable noncontrolling interests on its consolidated balance sheets. The results of Backflip are reported in the Entertainment and Licensing segment.

Diluted earnings per share attributable to Hasbro, Inc. were $3.12 in 2017, $4.34 in 2016 and $3.57 in 2015.

Net earnings and diluted earnings per share attributable to Hasbro, Inc. for each fiscal year in the three years ended December 31, 2017 include certain charges and benefits as described below.

2017

•

A net charge of $296.5 million or $2.33 per diluted share related to U.S. tax reform. This net charge includes a $316.4 million charge included in income taxes due to the estimated repatriation tax liability and adjustments to the Company’s deferred tax assets and liabilities; partially offset by a $19.9 million gain within other income due to the change in the value of a long-term liability following the change in the U.S. corporate tax rate beginning in 2018.

•	Benefit, net of tax, of $32.1 million or $0.25 per diluted share from the adoption of FASB Accounting Standards Update 2016-09, Improvements to Employee Share-Based Accounting.

2016

•	Post-tax charge of $14.7 million, or $0.12 per diluted share, due to a $32.9 million non-cash goodwill impairment charge on the Company’s Backflip investment.

2015

•	Benefit, net of tax, of $6.9 million, or $0.05 per diluted share, related to a gain on the sale of the Company’s manufacturing operations in East Longmeadow, MA and Waterford, Ireland.

Consolidated net revenues for the year ended December 31, 2017 grew 4% to $5,209.8 million from $5,019.8 million for the year ended December 25, 2016. Net revenues in 2017 include a favorable foreign currency translation of $79.2 million, which is the result of stronger currencies across our international segment in 2017 compared to 2016. Absent the impact of foreign currency translation, consolidated net revenues grew 2% in 2017 compared to 2016. In 2017, net revenues from Franchise Brands grew 10% compared to 2016 and comprised 49% of consolidated net revenues. Growth in Franchise Brands TRANSFORMERS, NERF, MONOPLY and MY LITTLE PONY was partially offset by declines in LITTLEST PET SHOP, PLAY-DOH and, to a lesser extent, MAGIC: THE GATHERING.

Consolidated net revenues for the year ended December 25, 2016 grew 13% to $5,019.8 million from $4,447.5 million for the year ended December 27, 2015 and were impacted by unfavorable foreign currency translation of $61.0 million as a result of the stronger U.S. dollar in 2016 compared to 2015. Absent the impact of foreign currency translation, consolidated net revenues grew 14% in 2016 compared to 2015. In 2016, net revenues from Franchise Brands grew 2% compared to 2015 and comprised 46% of consolidated net revenues. Growth in Franchise Brands NERF, PLAY-DOH and MAGIC: THE GATHERING was partially offset by declines in Franchise Brands LITTLEST PET SHOP, MY LITTLE PONY, MONOPLY and TRANSFORMERS.

The following chart presents net revenues by brand portfolio for each year in the three years ended December 31, 2017.

	2017 Net Revenues	% Change	2016 Net Revenues	% Change	2015 Net Revenues	% Change
Franchise Brands	$2,568.0	10.3%	$2,327.7	1.9%	$2,285.4	-2.5%
Partner Brands	1,271.6	-10.0%	1,412.8	28.3%	1,101.3	68.4%
Hasbro Gaming	893.0	9.8%	813.4	22.8%	662.3	2.9%
Emerging Brands	477.2	2.4%	466.0	16.9%	398.5	-37.2%

2017 versus 2016

Net revenue growth in Franchise Brands, Hasbro Gaming and Emerging Brands in 2017 compared to 2016, was partially offset by lower net revenues from the Partner Brands portfolio.

Franchise Brands The Franchise Brands portfolio grew 10% in 2017 compared to 2016. Contributing to growth were higher net revenues from TRANSFORMERS products, supported by the major theatrical release of TRANSFORMERS: THE LAST KNIGHT during the second quarter of 2017, in addition to higher net revenues from NERF and MONOPOLY products. To a lesser extent, MY LITTLE PONY products, also supported by the fourth quarter 2017 theatrical release of MY LITTLE PONY: THE MOVIE, contributed to growth during 2017. These increases were partially offset by lower net revenues from LITTLEST PET SHOP, PLAY-DOH and MAGIC: THE GATHERING products in 2017. Beginning in 2018, BABY ALIVE will be included as a Franchise Brand and LITTLEST PET SHOP will be included in Emerging Brands.

Partner Brands The Partner Brands portfolio declined 10% in 2017 compared to 2016. Higher net revenues from the introduction of BEYBLADE, and to a lesser extent, MARVEL and SESAME STREET products were more than offset by lower net revenues from STAR WARS and YO-KAI WATCH products in addition to lower net revenues from Hasbro’s line of DISNEY FROZEN products in 2017 compared to 2016.

Within the Partner Brands portfolio, there are a number of entertainment-based brands which, from year to year, may be supported by major theatrical releases. As such, category net revenues by brand fluctuate from year-to-year depending on movie popularity, release dates and related product line offerings and success. In 2017, STAR WARS products were supported by the fourth quarter 2017 major theatrical release STAR WARS: THE LAST JEDI. Despite that release in 2017 the Company had lower overall brand revenues from STAR WARS products for the year. Historically, these entertainment-based brands experience revenue growth during film years with sharp declines thereafter. However with yearly film releases during 2015, 2016 and 2017, STAR WARS product revenues are not experiencing those highs and lows recently and have maintained a more consistent level as compared to past years without theatrical release support.

Hasbro Gaming The Hasbro Gaming portfolio grew 10% in 2017 compared to 2016. Higher net revenues resulted from new social gaming products such as SPEAK OUT, TOILET TROUBLE and FANTASTIC GYMNASTICS and other Hasbro Gaming products such as DUNGEONS & DRAGONS as well as the successful launch of DROPMIX, an electronic music mixing game. These increases were partially offset by lower net revenues from PIE FACE products.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $1,497.8 million in 2017, up 8%, versus $1,387.1 million in 2016.

Emerging Brands The Emerging Brands portfolio grew 2% in 2017 compared to 2016. Higher net revenues from BABY ALIVE and FURREAL FRIENDS products were partially offset by lower net revenues from FURBY products and the Company’s core PLAYSKOOL products. Beginning in 2018 BABY ALIVE will be included as a Franchise Brand and LITTLEST PET SHOP has moved into Emerging Brands to allow for further innovation.

2016 versus 2015

Net revenue grew in the Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands portfolios in 2016 compared to 2015.

Franchise Brands The Franchise Brands portfolio grew 2% in 2016 compared to 2015. Higher net revenues from NERF and PLAY-DOH products and, to a lesser extent MAGIC: THE GATHERING products were offset by lower net revenues from LITTLEST PET SHOP and MY LITTLE PONY products, as well as lower net revenues from MONOPOLY and TRANSFORMERS products.

Partner Brands The Partner Brands portfolio grew 28% in 2016 compared to 2015. Contributing to 2016 revenue growth were the introduction of several new product lines including: Hasbro’s line of DISNEY PRINCESS and DISNEY FROZEN fashion and small dolls, DREAMWORKS’ TROLLS products and YO-KAI WATCH products. These increases were partially offset by lower net revenues from JURRASIC WORLD, MARVEL and SESAME STREET products, and to a lesser extent, STAR WARS products.

Within the Partner Brands portfolio, there are a number of entertainment-based brands which, from year to year, may be supported by major theatrical releases. As such, portfolio net revenues by brand fluctuate from year-to-year depending on movie popularity, release dates and related product line offerings and success. In 2016, products related to three Partner Brands were supported by major theatrical releases – STAR WARS was supported by STAR WARS: THE FORCE AWAKENS released during the fourth quarter of 2015, along with the December 2016 release, ROGUE ONE: A STAR WARS STORY, MARVEL was supported by the May 2016 release of CAPTAIN AMERICA: CIVIL WAR and the DREAMWORKS’ TROLLS brand was supported by the theatrical release, TROLLS in November 2016.

Hasbro Gaming The Hasbro Gaming portfolio grew 23% in 2016 compared to 2015. Higher net revenues resulted from PIE FACE, SIMON, BOP-IT, YAHTZEE, TRIVIAL PURSUIT, CLUE and other Hasbro Gaming products as well as the successful launch of the SPEAK-OUT game in 2016. These higher net revenues were marginally offset by lower net revenues from TROUBLE, TWISTER and ELEFUN & FRIENDS products as well as lower net revenues from OPERATION and SCRABBLE products.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $1,387.1 million in 2016, up 9%, versus $1,276.5 million in 2015.

Emerging Brands The Emerging Brands portfolio grew 17% in 2016 compared to 2015. Higher net revenues from BABY ALIVE and FURREAL FRIENDS products as well as increases in revenues from several other Emerging Brand products were partially offset by lower net revenues from the Company’s core PLAYSKOOL and certain other Emerging Brands products.

SEGMENT RESULTS

Most of the Company’s net revenues and operating profits are derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below.

Net Revenues

The chart below illustrates net revenues derived from our principal operating segments in 2017, 2016 and 2015.

	2017 Net Revenues	% Change	2016 Net Revenues	% Change	2015 Net Revenues	% Change
U.S. and Canada Segment	$2,690.5	5.1%	$2,559.9	15.0%	$2,225.5	10.0%
International Segment	2,233.6	1.8%	2,194.7	11.3%	1,971.9	-2.5%
Entertainment and Licensing	285.6	7.7%	265.2	8.4%	244.7	11.5%

U.S. and Canada

2017 versus 2016

U.S. and Canada segment net revenues grew 5% in 2017 compared to 2016. Revenues in the U.S. and Canada segment were not materially impacted by foreign currency translation. Segment net revenues increased in 2017 from growth in Franchise Brands, Hasbro Gaming and the Emerging Brands portfolios, partially offset by declines in Partner Brands.

In the Franchise Brands portfolio, higher net revenues from NERF, TRANSFORMERS and MONOPOLY products were partially offset by lower net revenues from LITTLEST PET SHOP, PLAY-DOH and MAGIC: THE GATHERING products. In the Partner Brands portfolio, higher net revenues from the BEYBLADE and MARVEL products and, to a lesser extent, revenue increases from DISNEY’S DESCENDANTS and DREAMWORKS’ TROLLS products were more than offset by declines in revenues from STAR WARS and YOKAI WATCH products as well as the Company’s DISNEY PRINCESS and DISNEY FROZEN fashion and small dolls. In the Hasbro Gaming portfolio higher net revenues from DUNGEONS & DRAGONS products and new social gaming products including SPEAK OUT, FANTASTIC GYMNASTICS and TOILET TROUBLE drove a revenue increase in 2017. These increases were only partially offset by lower net revenues from PIE FACE products as well as certain other games brands. In the Emerging Brands portfolio, higher net revenues from BABY ALIVE and FURREAL FRIENDS products were partially offset by lower net revenues from FURBY and core PLAYSKOOL products.

2016 versus 2015

U.S. and Canada segment net revenues grew 15% in 2016 compared to 2015. Revenues in the U.S. and Canada segment were not materially impacted by foreign currency translation. Segment net revenues grew in all categories during 2016.

In the Franchise Brands portfolio, higher net revenues from NERF and PLAY-DOH products were partially offset by lower net revenues from MY LITTLE PONY, TRANSFORMERS and LITTLEST PET SHOP products and to a lesser extent, MONOPOLY products. In the Partner Brands portfolio, higher net revenues from the Company’s DISNEY PRINCESS and DISNEY FROZEN fashion and small dolls, DREAMWORKS’ TROLLS and STAR WARS products as well as the introduction of YO-KAI WATCH products were only partially offset by lower net revenues from JURASSIC WORLD, MARVEL and SESAME STREET products. In the Hasbro Gaming portfolio higher net revenues from PIE FACE, SIMON, BOP-IT and TRIVIAL PURSUIT as well as the successful launch of the SPEAK-OUT game were only partially offset by lower net revenues from ELEFUN & FRIENDS, JENGA, TWISTER and SCRABBLE as well as certain other games brands. In the Emerging Brands portfolio, higher net revenues from BABY ALIVE, FURBY and FURREAL FRIENDS products were partially offset by lower net revenues from core PLAYSKOOL, and other Emerging Brands products.

International

To calculate the year-over-year percentage change in net revenues absent the impact of foreign currency translation, net revenues were recalculated using those foreign currency translation rates in place for the prior year comparable period.

2017 versus 2016

International segment net revenues increased approximately 2% in 2017 compared to 2016 which includes favorable foreign currency translation of $75.3 million (Europe — $56.6 million, Latin America — $13.8 million, Asia Pacific — $4.9 million). Net revenues in the Asia Pacific and Latin American regions increased 12% and 5%, respectively, while net revenues from Europe declined 2% in 2017 from 2016. Revenues in emerging markets increased 5% in 2017. Favorable foreign currency translation reflects the strengthening of certain foreign currencies, primarily the Euro and other Latin American currencies compared to the U.S. dollar. Absent the impact of foreign currency translation, International segment net revenues decreased 2% in 2017 compared to 2016.

Higher net revenues from the Franchise Brands and Hasbro Gaming portfolios were partially offset by lower net revenues from the Partner Brands and Emerging Brands portfolios.

In the Franchise Brands portfolio, net revenues from growth in TRANSFORMERS, NERF, MONOPOLY, MAGIC: THE GATHERING, MY LITTLE PONY and LITTLEST PET SHOP products, were partially offset by lower net revenues from PLAY-DOH products. In the Partner Brands portfolio higher net revenues from a new line of BEYBLADE products as well as DISNEY PRINCESS products were more than offset by declines in STAR WARS, YO-KAI WATCH, MARVEL, DISNEY FROZEN and DREAMWORKS’ TROLLS products. In the Hasbro Gaming portfolio, higher net revenues from social gaming products including PIE FACE, SPEAK-OUT, FANTASTIC GYMNASTICS and TOILET TROUBLE as well as higher net revenues from certain other traditional games brands, including LIFE, OPERATION and CLUE products contributed to revenue growth. In the Emerging Brands portfolio, lower net revenues from FURBY and PLAYSKOOL products were partially offset by higher net revenues from BABY ALIVE products, and the introduction of HANAZUKI products.

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

International segment net revenues grew in all product portfolios during 2016. In the Franchise Brands portfolio, higher net revenues from NERF, PLAY-DOH and MAGIC: THE GATHERING products, and to a lesser extent, MY LITTLE PONY products, were partially offset by lower net revenues from MONOPOLY, LITTLEST PET SHOP and TRANSFORMERS products. In the Partner Brands portfolio higher net revenues from the Company’s line of DISNEY PRINCESS and DISNEY FROZEN fashion dolls and small dolls, revenues from the introduction of YO-KAI WATCH products as well as higher net revenues from DREAMWORKS’ TROLLS products were only partially offset by lower net revenues from MARVEL, JURASSIC WORLD and STAR WARS products. In the Hasbro Gaming portfolio, higher net revenues from PIE FACE, the successful introduction of the SPEAK-OUT game as well as higher net revenues from certain other games brands, including TRIVIAL PURSUIT and SIMON products were partially offset by lower revenues from OPERATION and various other games brands. In the Emerging Brands portfolio, higher net revenues from BABY ALIVE products, and to a lesser extent, FURREAL FRIENDS products, were only partially offset by FURBY, PLAYSKOOL and other Emerging Brands products.

Entertainment and Licensing

2017 versus 2016

Entertainment and Licensing segment net revenues increased 8% in 2017 compared to 2016. Higher segment net revenues were driven by higher revenues from Backflip, growth in the Consumer Products and Digital Gaming licensing groups, as well as a full year of contributions from Boulder Media which was acquired in July 2016. Partially offsetting these increases was lower television programming revenue in 2017 compared to 2016.

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

Operating Profit

The table below illustrates operating profit and operating profit margins derived from our principal operating segments in 2017, 2016 and 2015. For a reconciliation of segment operating profit to total Company operating profit, see Note 20 to our consolidated financial statements which are included in Item 8 of this Form 10-K.

	2017	% Net Revenues	% Change	2016	% Net Revenues	% Change	2015	% Net Revenues
U.S. and Canada	$509.9	19.0%	-2%	$522.3	20.4%	21%	$430.7	19.4%
International	228.7	10.2%	-22%	294.5	13.4%	15%	255.4	13.0%
Entertainment & Licensing	96.4	33.8%	93%	49.9	18.8%	-35%	76.9	31.4%

U.S. and Canada

2017 versus 2016

U.S. and Canada segment operating profit decreased 2% in 2017 compared to 2016. The decline in operating profit is primarily due to increased advertising and administrative expenses as well higher incremental bad debt expense related to the bankruptcy filing of Toys “R” Us in the U.S. and Canada in the third quarter of 2017. Operating profit margin decreased to 19.0% of net revenues in 2017 from 20.4% of net revenues in 2016 as a result of increases in expenses including advertising and product development as a percentage of net revenues, as well as the negative margin impact of the Toys “R” Us bad debt expense in 2017. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2017.

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

International

2017 versus 2016

International segment operating profit decreased 22% in 2017 compared to 2016 and included a favorable impact from foreign exchange of $15.2 million. Absent the impact of the favorable foreign currency translation, International segment operating profit decreased 28%. Operating profit margin decreased to 10.2% in 2017 from 13.4% in 2016. The decrease in operating profit and operating profit margin, as reported, is primarily due to higher sales allowances and higher advertising and product development costs as well as a less favorable product mix in 2017.

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

Entertainment and Licensing

2017 versus 2016

Entertainment and Licensing segment operating profit increased 93% in 2017 compared to 2016 and operating profit margin increased to 33.8% of net revenues in 2017 compared to 18.8% in 2016. The overall increase in operating profit and operating profit margin in the segment was primarily due to a $32.9 million goodwill impairment charge recorded in 2016 on the Backflip business. In addition, also contributing to the increase in 2017 was higher revenues with lower intangible amortization and administrative expenses, partially offset by higher royalty expenses associated with the sales increases mentioned above.

2016 versus 2015

Entertainment and Licensing segment operating profit decreased 35% in 2016 compared to 2015 and operating profit margin decreased to 18.8% of net revenues in 2016 compared to 31.4% in 2015. Operating profit in the segment in 2016 was negatively impacted by a non-cash goodwill impairment charge of $32.9 million related to the Company’s investment in Backflip reporting. The remaining decrease in the Entertainment and Licensing segment operating profit and operating profit margin was primarily due to higher costs associated with the launch of new games from Backflip and investments in the consumer products business globally. These higher costs were partially offset by the higher revenues discussed above as well as a decrease in programming amortization costs and royalties as well as lower intangible amortization expense.

Other Segments and Corporate and Eliminations

In the Global Operations segment, operating profit of $4.0 million in 2017 compared to $19.4 million in 2016 and $12.0 million in 2015.

In Corporate and eliminations, operating costs of $28.7 million in 2017 compared to operating costs of $98.1 million in 2016 and $83.0 million in 2015.

OPERATING COSTS AND EXPENSES

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for each of the three fiscal years ended December 31, 2017:

	2017	2016	2015
Cost of sales	39.0%	38.0%	37.7%
Royalties	7.8	8.2	8.5
Product development	5.2	5.3	5.5
Advertising	9.6	9.3	9.2
Amortization of intangibles	0.6	0.7	1.0
Program production cost amortization	0.7	0.7	1.0
Selling, distribution and administration	21.6	22.1	21.6

Operating expenses for 2017, 2016 and 2015 include benefits and expenses related to the following events:

•

During third quarter of 2017 the Company recorded incremental bad debt within selling, distribution and administration expenses (SD&A), related to the bankruptcy filings by Toys“R”Us in the U.S. and Canada.

•

During the fourth quarter of 2016 in conjunction with the Company’s annual review for impairment, the Company completed step one of the annual goodwill impairment test and determined the fair value of the Backflip reporting unit to be below its carrying value. The Company then performed step two of the impairment test and determined the carrying value of goodwill exceeded its implied fair value. Based on those results, the Company recognized an impairment charge of $32.9 million within SD&A expenses, related to Backflip in the fourth quarter of 2016.

•	In August 2015, the Company finalized the sale of its manufacturing operations in East Longmeadow, MA and Waterford, Ireland. This transaction resulted in a benefit to SD&A expenses of $3.1 million.

Cost of Sales

Cost of sales primarily consists of purchased materials, labor, manufacturing overheads and other inventory-related costs such as obsolescence. Cost of sales increased 7% to $2,033.7 million, or 39.0% of net revenues, for the year ended December 31, 2017 compared to $1,905.5 million, or 38.0% of net revenues, for the year ended December 25, 2016. Increased cost of sales in dollars was primarily driven by higher net revenues. Increased cost of sales as a percent of net revenues reflects higher sales allowances and higher levels of closeout sales in 2017 combined with increased tooling costs and less favorable foreign currency hedging results as a result of a weaker U.S. dollar.

In 2016, cost of sales increased 14% to $1,905.5 million, or 38.0% of net revenues, for the year ended December 25, 2016 compared to $1,677.0 million, or 37.7% of net revenues, for the year ended December 27, 2015. Increased cost of sales in dollars reflects the overall increase in net revenues and product and revenue mix. Product mix partially reflects higher net revenues from royalty-bearing products however the lower cost of sales on royalty-bearing products is offset by higher royalty expense. In 2016, the following entertainment-driven, royalty-bearing brands were supported by major theatrical releases: STAR WARS, DREAMWORKS’ TROLLS and MARVEL. Likewise, revenue mix reflects lower net revenue contributions from the Company’s Entertainment and Licensing segment as a percentage of overall sales. In 2016, Entertainment and Licensing segment net revenues were 5.3% of consolidated net revenues compared to 5.5% in 2015.

Royalty Expense

Royalty expense of $405.5 million, or 7.8% or net revenues, in 2017 compared to $409.5 million, or 8.2% of net revenues, in 2016 and $379.2 million, or 8.5% of net revenues, in 2015. Fluctuations in royalty expense generally relate to the volume of entertainment-driven products sold in a given period, especially if the Company is selling product tied to one or more major motion picture releases in the period. Product lines related to Hasbro-owned or controlled brands supported by entertainment generally do not incur the same level of royalty expense as licensed properties, particularly DISNEY, DREAMWORKS, STAR WARS, MARVEL, BEYBLADE and YO-KAI WATCH products and certain licensed properties carry higher royalty rates than other licensed properties. Lower royalty expense in dollars and as a percentage of net revenues in 2017 compared to 2016, reflects the mix of entertainment-driven product sold. In particular, lower royalty expense in 2017 compared to 2016 reflects the lower net sales of STAR WARS, YO-KAI WATCH and DREAMWORKS’ TROLLS products as well as lower net sales of DISNEY FROZEN and DISNEY PRINCESS products partially offset by higher net sales of BEYBLADE and MARVEL products . Higher royalty expense in dollars, but lower royalty expense as a percentage of net revenues in 2016 compared to 2015, reflects the mix of entertainment-driven product sold. In particular, higher royalty expense in dollars in 2016 compared to 2015 reflects the mix of licensed properties sold with higher net sales of DISNEY, DREAMWORKS, and YO-KAI WATCH products partially offset by lower net sales of JURRASIC WORLD, MARVEL and STAR WARS royalty-bearing movie products in 2016 compared to 2015.

Product Development

Product development expense in 2017 totaled $269.0 million, or 5.2% of net revenues, compared to $266.4 million, or 5.3% of net revenues, in 2016. Product development expenditures were significant but consistent with 2016 reflecting the Company’s continued investment in innovation and anticipated growth across our brand portfolio in both Franchise and Partner Brands. As a percentage of net revenues, product development was also consistent with 2016.

Product development expense in 2016 totaled $266.4 million, or 5.3% of net revenues, compared to $242.9 million, or 5.5% of net revenues, in 2015. The decrease as a percentage of sales primarily represents increased leverage resulting from higher revenues as well as higher costs in 2015 relating to the development of the DISNEY PRINCESS and DISNEY FROZEN lines.

Advertising Expense

Advertising expense in 2017 totaled $501.8 million compared to $468.9 million in 2016 and $409.4 million in 2015. The level of the Company’s advertising expense is generally impacted by revenue mix, the amount and type of theatrical releases, and television programming. Advertising as a percentage of net revenues increased slightly to 9.6% in 2017 from 9.3% in 2016 reflecting higher spending to support the Company’s brands.

In 2016, advertising as a percentage of net revenues increased slightly to 9.3% from 9.2% in 2015.

Amortization of Intangibles

Amortization of intangibles totaled $28.8 million, or 0.6% of net revenues, in 2017 compared to $34.8 million, or 0.7% of net revenues, in 2016 and $43.7 million, or 1.0% of net revenues in 2015. Lower amortization of intangibles in 2017 compared to 2016 reflects the full amortization of property rights related to Backflip during the first half of 2017. Lower amortization of intangibles in 2016 compared to 2015 reflects the impact of intangible assets, primarily digital gaming rights, which were fully amortized during 2015.

Program Product Cost Amortization

Program production cost amortization totaled $35.8 million, or 0.7% of net revenues in 2017, compared to $35.9 million, or 0.7% of net revenues, in 2016 and $42.4 million, or 1.0% of net revenues, in 2015. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. Program production cost amortization reflects the phasing of revenues associated with films and television programming as well as the type of television programs produced and distributed. Program production cost amortization remained flat in 2017 compared to 2016 primarily due to lower television programming amortization offset by amortization of movie costs related to MY LITTLE PONY: THE MOVIE which was released during the fourth quarter of 2017. The decrease in program production cost amortization in 2016 compared to 2015 was primarily due to the timing of new programming deliveries and a lower number of television programs being amortized in 2016. In addition, higher revenues in 2015 primarily due to a multi-year digital distribution agreement contributed to a higher 2015 expense level.

Selling, Distribution and Administration Expenses

SD&A expenses were $1,124.8 million, or 21.6% of net revenues, in 2017 compared to $1,110.8 million, or 22.1% of net revenues, in 2016. The increase in dollars primarily reflects the bad debt expense related to the Toys ”R” Us bankruptcy in the U.S. and Canada during the third quarter of 2017, as well as higher depreciation expense, expenditures related to ongoing information technology initiatives and the impact of unfavorable foreign exchange translation of $7.4 million. These increases were partially offset by lower incentive compensation expense in 2017 compared to 2016, and a 2016 charge of $32.9 million related to a non-cash goodwill impairment charge to Backflip that did not reoccur in 2017.

SD&A expenses were $1,110.8 million, or 22.1% of net revenues, in 2016 compared to $960.8 million, or 21.6% of net revenues, in 2015. SD&A expense for 2016 includes a charge of $32.9 million related to a non-cash goodwill impairment charge to Backflip recorded in December, while 2015 includes a benefit of $3.1 million related to the August 2015 sale of the Company’s manufacturing operations. Absent this charge in 2016 and benefit in 2015, the increase in SD&A expense was primarily due to higher performance-based stock compensation, higher depreciation, higher selling and distribution costs related to the higher revenues and higher bad debt expense related to an uncollectible account in the International segment partially offset by the favorable impact of foreign exchange translation.

NON-OPERATING (INCOME) EXPENSE

Interest Expense

Interest expense totaled $98.3 million in 2017 compared to $97.4 million in 2016 and $97.1 million in 2015. During the third quarter of 2017, the Company repaid $350 million of 6.3% notes that matured in September 2017 and issued $500 million of 3.5% notes due 2027. The increase in 2017 interest expense is attributable to the higher level of long-term debt as a result of the debt refinancing offset by lower levels of short-term borrowings compared to 2016. Interest expense in 2016 was consistent with the Company’s 2015 interest expense.

Interest Income

Interest income was $22.2 million in 2017 compared to $9.4 million in 2016 and $3.1 million in 2015. The company continues to increase its invested cash balances and has benefitted from higher average interest rates in 2016 and 2017.

Other (Income) Expense, Net

Other income, net of $51.9 million in 2017 compared to other expense, net of $7.5 million in 2016 and other income, net of $6.0 million in 2015. The following table outlines major contributors to other (income) expense, net.

	2017	2016	2015
Foreign currency (gains) losses	$(1.3)	32.9	16.1
Earnings from Discovery Family Channel	(23.3)	(23.8)	(19.0)
Discovery tax sharing agreement revaluation	(19.9)	—	—
Sale of manufacturing facilities	—	—	(6.6)
Gain on sale of certain assets	—	—	(2.8)
Gain on sale of certain investments	(3.3)	(6.2)	—
Other	(4.1)	4.6	6.3

	$(51.9)	7.5	(6.0)

•

Foreign currency gains in 2017 compared to a significant loss in 2016 reflects the strengthening of foreign currencies against the U.S. dollar across the Company’s international markets. Foreign currency losses increased in 2016 compared to 2015 primarily due to higher losses in the fourth quarter of 2016 due to the weakening of certain currencies, primarily the Euro, against the U.S. dollar.

•	Earnings from the Discovery joint venture are comprised of the Company’s share in the results of the Network.

•

In relation to their joint venture, Hasbro and Discovery are party to a tax sharing agreement. Due to a change in tax law, the liability representing future payments was revalued to reflect the lower future U.S. corporate tax rate beginning in 2018, which resulted in a $19.9 million gain.

•	The 2017 and 2016 gain on investments primarily reflects proceeds from the sale of certain long-term investments sold during the year.

•

In relation to their joint venture, Discovery owns an option to purchase Hasbro’s share of the Discovery Family Channel. The option’s fair value is periodically re-measured and represents a $4.8 million gain in 2017 (included in other in the table above) due to the option’s value decrease.

•	In August 2015, the Company sold its manufacturing operations in East Longmeadow, MA and Waterford, Ireland which resulted in the recognition of a gain of $6.6 million in other (income) expense, net.

INCOME TAXES

Income tax expense totaled 49.6% of pre-tax earnings in 2017 compared with 23.0% in 2016 and 26.0% in 2015. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The following discrete items had the most significant impact on our effective tax rate. Income tax expense for 2017 includes net tax expense of $316.4 million relating to the Tax Act and net tax benefits of approximately $82.0 million primarily due to reassessment of prior period tax positions, a repatriation of earnings resulting in a foreign tax credit benefit, and excess tax benefits relating to share-based compensation. Income tax expense for 2016 includes net tax benefits of approximately $12.0 million primarily related to the expiration of the statute of limitations for tax audits and settlements of exams in certain jurisdictions. Income tax expense for 2015 includes net tax benefits of approximately $4.0 million primarily related to the expiration of the statute of limitations for tax audits in various international jurisdictions.

See Note 22, “Subsequent Event,” for disclosure of additional tax guidance related to the Tax Act.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Updates

In May 2014, the Financial Accounting Standards Board (“FASB”), in cooperation with the International Accounting Standards Board (“IASB”), issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced qualitative and quantitative revenue related disclosures. ASU 2014-09 may be adopted on a full retrospective basis and applied to all prior periods presented, or on a modified retrospective basis through a cumulative adjustment recorded to opening retained earnings in the year of initial application. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective basis.

The Company’s revenue is primarily generated from the sale of finished product to customers. Revenue is recognized at the point of time when ownership, risks, and rewards transfer. These transactions are generally not impacted by the new standard. The Company does however offer certain types of variable payments to these customers such as pricing allowances, rebates, coupons and collaborative marketing arrangements. These types of payments are defined as variable consideration under ASU 2014-09. The Company has completed evaluating the quantitative impact related to ASU 2014-09. Based on the analysis performed, revenue recognition from the sale of finished product to our customers, which is the majority of our revenues, is not expected to change under the new standard in the periods following adoption. Within our Entertainment and Licensing segment, the timing of revenue recognition for minimum guarantees that we receive from licensees will change under ASU 2014-09. Prior to the adoption of ASU 2014-09, for licenses of our brands that are subject to minimum guaranteed license fees, we recognized the difference between the minimum guaranteed amount and the actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period, which was in our fourth quarter for most of our licensee arrangements. In periods following our adoption of the new standard, minimum guaranteed amounts will be recognized on a straight-line basis over the license period. While the impact of this change will not be material to the year, it will impact the timing of revenue recognition within our Entertainment and Licensing segment such that under the new standard, we will record less revenues in our fourth quarter and more revenues within our first, second, and third quarters. No other areas of our business will be materially impacted by the new standard.

Our assessment of the impact of adopting ASU 2014-09 also included a review of our business processes, systems, and controls, as well as an assessment of the impact to future disclosures. As a result of our evaluation, we identified changes to and modified certain of our accounting policies and practices. We also designed and implemented specific controls over our evaluation of the impact of ASU 2014-09. Although there were not significant changes to our accounting systems or controls upon adoption of the new standard, we modified certain of our existing controls to incorporate the revisions we made to our accounting policies and practices. Under the new standard, our notes to our Consolidated Financial Statements related to revenue recognition will be expanded specifically around the quantitative and qualitative information about variable consideration on sales of finished products to customers.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The Company adopted ASU 2016-09 in the first quarter of 2017. A summary of the impact of the adoption is provided below, however see Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in Item 8. of this Form 10-K for further disclosure.

•	The Company recorded excess tax benefits related to share-based payment awards of $32.1 million as part of income tax expense for the year ended December 31, 2017.

•

Beginning in 2017, the Company classified excess tax benefits related to share-based employee awards as part of operating activities in the consolidated statements of cash flows which were previously recorded as cash inflows from financing activities. To keep the statements of cash flows comparable, the Company elected to apply this portion of the standard retrospectively and restate its statement of cash flows for 2016 and 2015.

•

Beginning in 2017, the Company classifies cash outflows for employee taxes paid related to shares withheld from share-based payment awards as financing activities in the consolidated statements of cash flows which were previously included as operating activities. The Company has restated the consolidated statement of cash flows for 2016 and 2015 to reflect this new classification.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs requiring any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings. The Company has evaluated the standard, and does not expect that it will have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard will not have a material impact on its consolidated financial statements.

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

OTHER INFORMATION

On June 23 2016, the United Kingdom (“UK”) voted in a referendum to leave the European Union (“EU”), commonly referred to as Brexit. The UK government triggered the formal two-year period to negotiate the terms of the UK’s exit and future relationship with the EU on March 29 2017. The terms of this future relationship are uncertain but the UK government has confirmed its intention to remove the UK from the EU single market and implement additional controls on the movement of people from the EU. An additional two-year transitional period to 2021 has been proposed. The Brexit vote resulted in a weakening of British pound sterling against the US dollar and increased volatility in the foreign currency markets, notably the euro. These fluctuations initially affected our financial results, although the impact was partially mitigated by our hedging strategy. Sterling has strengthened in recent months due to a weaker US dollar. Our revenues in Europe are predominantly denominated in local currency. Hasbro will continue to closely monitor the Brexit negotiations and the foreign currency markets, taking appropriate actions to support its long term strategy and to mitigate risks in its operational and financial activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2017 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, using borrowings under its available lines of credit and its commercial paper program. During 2018, the Company expects to continue to fund its working capital needs primarily through available cash and cash flows from operations and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit are adequate to meet its working capital needs for 2018, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

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

As of December 31, 2017, the Company’s cash and cash equivalents totaled $1,581.2 million, substantially all of which is held by international subsidiaries. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which provides significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings, estimated to be $271.6 million as of December 31, 2017. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 31, 2017 is denominated in the U.S. dollar.

The table below outlines key financial information pertaining to our consolidated balance sheets including the year-over-year changes.

	2017	% Change	2016	% Change	2015
Cash and cash equivalents, net of short-term borrowings	$1,426.3	29%	$1,109.7	37%	$812.2
Accounts receivable, net	1,405.4	7%	1,320.0	8%	1,217.9
Inventories	433.3	12%	387.7	1%	384.5
Prepaid expenses and other current assets	214.0	-10%	237.7	-17%	286.5
Other assets	605.9	-22%	779.9	5%	744.1
Accounts payable and accrued liabilities	1,096.7	0%	1,095.6	22%	900.1
Other liabilities	514.7	32%	389.4	-4%	404.9

Accounts receivable, net increased 7% in 2017 compared to 2016. Excluding a $57.8 million foreign currency translation benefit, accounts receivable, net, increased 2% in line with 2017 net revenue growth. Days sales outstanding increased 6 days to 79 days at December 31, 2017 from 73 days at December 25, 2016, including two days related to the Toys “R” Us pre-bankruptcy receivables not yet collected. The remaining increase was primarily due to the timing of collections. Accounts receivable, net increased 8% in 2016 compared to 2015. Excluding the impact of foreign currency translation, accounts receivable, net increased 11% in 2016 compared to 2015, reflecting 12% revenue growth in the fourth quarter of 2016, excluding unfavorable foreign currency translation, compared to 2015. Days sales outstanding decreased to 73 days at December 25, 2016 from 75 days at December 27, 2015.

Inventories increased 12% at the end of 2017 compared to 2016. Excluding the $24.8 million benefit from foreign currency translation, inventories increased 5% in 2017 compared to 2016. The increase in inventories, excluding the impact of foreign exchange, is due in part to higher inventory levels in growing brands and in newly entered markets to support growth in the business. The Company continues to work to improve inventory management with a focus on ensuring we have the right levels of inventory in new and growing brands. Inventories increased by 1% in 2016 compared to 2015 and 2% excluding the impact of foreign exchange. The slight increase in inventories, excluding the impact of foreign exchange, was primarily due to higher levels in the Latin America and Europe regions in support of growth initiatives.

Prepaid expenses and other current assets decreased 10% in 2017 compared to 2016. The majority of the decrease is due to lower unrealized gains on foreign exchange contracts as a result of the weakening of the U.S. dollar against foreign currencies across the Company’s international markets and to a lesser extent, lower prepaid royalty balances in 2017. These decreases were partially offset by higher prepaid non-income related taxes, primarily value-added taxes. Prepaid expenses and other current assets decreased 17% in 2016 compared to 2015. The majority of the decrease was due to a decrease in the value of foreign exchange contracts in 2016 compared to 2015 and, to a lesser extent, reduced prepaid royalties.

Other assets decreased 22% in 2017 compared to 2016. Lower balances in 2017 relate primarily to reduced deferred tax asset balances as a result of the decrease in the U.S. corporate tax rate beginning in 2018, as provided by the Tax Cuts and Jobs Act enacted in December 2017. In addition, other assets decreased from declines in the value of long-term foreign exchange contracts, payments received from Cartamundi in relation to a long-term note receivable related to the sale of the Company’s manufacturing operations in August 2015 and lower long-term royalty advances. These decreases were partially offset by higher capitalized movie and television production costs, net of related production rebates in 2017. Other assets increased approximately 5% in 2016 compared to 2015. Increases in deferred taxes, foreign exchange contracts and other receivables were partially offset by decreases in royalty advances and a payment reducing amounts due from Cartamundi.

Accounts payable and accrued liabilities were essentially flat in 2017 compared to 2016. Increases included a tax withholding on the multi-year stock award agreement earned by the Company’s CEO at December 31, 2017 (see note 13, “Stock Options, Other Stock Awards and Warrants,” to the Company’s Consolidated Financial Statements included within Item 8 of this 10-K for further discussion), higher accrued dividends due to a higher dividend rate announced for 2018, and increased accounts payable balances due to timing of payments in 2017 and the Company’s focus on improving payable terms. These increases were offset by lower incentive compensation accruals and other miscellaneous accruals in 2017. Accounts payable and accrued expenses increased approximately 22% in 2016 compared to 2015. The increase was primarily due to increased accounts payable due to timing of payments, higher accrued royalties for licensed properties reflecting a strong entertainment line-up and utilization of guarantee payments in 2016 compared to 2015 as well as higher accrued income taxes due to higher fourth quarter earnings, higher accrued advertising due to lower levels of advertising in the fourth quarter of 2015 and increased foreign exchange currency liability related to certain strengthening foreign currencies in 2016.

Other liabilities increased 32% in 2017 compared to 2016. The increase is primarily due to the $181.3 million estimated repatriation tax liability, which is net of certain foreign tax credits. This increase is partially offset by a decline of $53.0 million in the funded status of the Company’s pension plan liability, primarily due to a $50.0 million contribution in 2017, as well as a decrease in the long-term tax receivable agreement with Discovery due to the U.S. federal tax rate reduction that will begin in 2018 as discussed above. Other liabilities decreased 4% in 2016 compared to 2015. The decrease is primarily due to a $62 million contribution made to the Company’s U.S. pension plan in 2016 partially offset by an increase in the pension liability reflecting changes in actuarial assumptions, primarily lower discount rates, and an increase in the liability for uncertain tax positions.

Cash Flow

The following table summarizes the changes in the Consolidated Statement of Cash Flows for each of the years ended on December 31, 2017, December 25, 2016 and December 27, 2015.

	2017	2016	2015
Net cash provided by (used in)
Operating Activities	$724.4	817.3	571.4
Investing Activities	(131.5)	(138.4)	(103.6)
Financing Activities	(312.2)	(375.5)	(365.4)

In 2017, 2016 and 2015, Hasbro generated $724.4 million, $817.3 million and $571.4 million of cash from its operating activities, respectively. Operating cash flows in 2017, 2016 and 2015 included $48.0 million, $48.7 million and $42.5 million, respectively, of cash used for television program and film production. The decrease in operating cash flows in 2017 compared to 2016 was the result of unfavorable changes in working capital, as described above, excluding the impact of the net $296.5 million charge related to tax reform. In 2016, the increase in cash flows provided by operating activities compared to 2015 can be attributed to net earnings growth and working capital initiatives.

Cash flows utilized by investing activities were $131.5 million, $138.4 million and $103.6 million in 2017, 2016 and 2015, respectively. Additions to property, plant and equipment decreased in 2017 to $134.9 million from $154.9 million and $142.0 in 2016 and 2015, respectively. Of these additions, 59% in 2017, 57% in 2016 and 54% in 2015 were for purchases of tools, dies and molds related to the Company’s products. During the three years ended December 31, 2017, the depreciation of plant and equipment was $143.0 million, $119.7 million and $111.6 million, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation. Excluding capital expenditures, 2017 proceeds from investing activities includes $6.4 million received on the installment note relating to the sale of the Company’s manufacturing operations in 2015. Excluding capital expenditures, 2016 proceeds from investing activities includes $19.8 million in capital and tax distributions from Discovery Family Channel and a $6.4 million installment note payment partially offset by utilization of $12.4 million to purchase the net assets of Boulder in July of 2016. 2015 proceeds from investing activities, excluding capital expenditures, reflects $18.6 million related to the sale of the Company’s manufacturing operations and $20.7 million in capital and tax distributions from Discovery Family Channel.

Net cash utilized by financing activities was $312.2 million, $375.5 million, and $365.4 million in 2017, 2016 and 2015, respectively. Financing activities in 2017 include net proceeds of $493.9 million from the September 2017 issuance of $500.0 million 3.50% long-term notes due 2027, net of $6.1 million of debt issuance costs, offset by the repayment of $350.0 million 6.30% long-term notes that matured in September 2017. Of the amounts utilized in 2017, 2016 and 2015, $151.3, $150.1 million, and $87.2 million, respectively, reflects cash paid, including transaction costs, to repurchase the Company’s common stock. During 2017, 2016 and 2015, the Company repurchased 1.6 million, 1.9 million, and 1.2 million shares, respectively, at an average price of $94.74, $79.86, and $68.01, respectively. At December 31, 2017, $178.0 million remained for share repurchases under the February 2015 Board authorization. Dividends paid were $277.0 million in 2017, $248.9 million in 2016 and $225.8 million in 2015. The Company has increased its quarterly dividend rate from $0.46 in 2015 to $0.51 in 2016 and $0.57 in 2017. Net repayments of short-term borrowings of $18.4 million in 2017 compared to net proceeds from short-term borrowings of $9.0 million in 2016 and net repayments of short-term borrowings of $87.3 million in 2015. The Company generated cash from employee stock option transactions of $29.4 million, $42.2 million, and $43.3 million in 2017, 2016 and 2015, respectively. The Company paid withholding taxes related to share-based compensation of $32.0 million, $22.0 million and $4.7 million in 2017, 2016 and 2015, respectively.

Sources and Uses of Cash

The Company commits to inventory production, advertising and marketing expenditures prior to the peak fourth quarter retail selling season. Accounts receivable increases during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow higher amounts during the latter part of the year. During 2017, 2016 and 2015, the Company primarily used cash from operations and borrowings under its commercial paper program and available lines of credit to fund its working capital.

The Company has an agreement with a group of banks which provides for a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million, increased from $700.0 million in during the fourth quarter of 2016.. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Borrowings under the Program are supported by the Company’s $1,000.0 million revolving credit agreement. At December 31, 2017, the Company had $137.5 million in borrowings outstanding related to the Program.

The Company has a revolving credit agreement (the “Agreement”) which provides the Company with a $1,000.0 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. Prior to September 2017, the Agreement provided for a $700.0 million revolving credit facility. During the third quarter of 2017 and pursuant to the Agreement, the Company proposed and the Lenders agreed to increase the committed borrowing facility from $700.0 million to $1,000.0 million. The Company was in compliance with all covenants in the Agreement as of and for the fiscal year ended December 31, 2017. The Company had no borrowings outstanding under its committed revolving credit facility at December 31, 2017. However, letters of credit outstanding under this facility as of December 31, 2017 were approximately $1.1 million. Amounts available and unused under the committed line at December 31, 2017 were approximately $861.4 million, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $53.3 million was utilized at December 31, 2017. Of the amount utilized under, or supported by, the uncommitted lines, approximately $17.5 million and $35.8 million represent outstanding short-term borrowings and letters of credit, respectively.

Including the notes described above, as well as certain Notes due 2040 and Debentures due 2028, the Company has principal amounts of long-term debt at December 31, 2017 of approximately $1,709.9 million due at varying times from 2021 through 2044. The Company also had letters of credit and other similar instruments of $36.5 million and 2018 purchase commitments of $740.3 million outstanding at December 31, 2017. In 2018, the Company expects capital expenditures to be in the range of $135.0 million to $155.0 million. In addition, the Company expects to be committed to guaranteed royalty payments of approximately $78.3 million in 2018.

Critical Accounting Policies and Significant Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include recoverability of goodwill and income taxes.

Recoverability of Goodwill

Goodwill is tested for impairment at least annually. If an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim test at that time. The Company may perform a qualitative assessment and bypass the quantitative two-step impairment process if it is not more likely than not that impairment exists.

Performing a qualitative assessment of goodwill requires a high degree of judgment regarding assumptions underlying the valuation. Qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is more likely than not that impairment exists, the quantitative two-step goodwill impairment test is performed. When performing the quantitative two-step impairment test, goodwill and other intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value which is calculated using an income approach. During the fourth quarter of 2017, the Company performed a qualitative assessment with respect to certain of its reporting units with goodwill totaling $486.8 million. The Company utilized this approach for all reporting units with the exception of Backflip and the Company’s Entertainment reporting unit based on the amount by which historical estimated reporting unit fair values exceeded carrying values. Based on its qualitative and quantitative assessments, the Company concluded that there was no impairment of the goodwill during 2017. Further discussion of the Company’s quantitative assessment of Backflip goodwill is discussed below.

As of December 27, 2015 the Company had $119.1 million of goodwill related to its 2013 acquisition of Backflip, which represents a separate reporting unit. The Company’s strategy when it purchased its interest in Backflip was to produce game titles based on Backflip’s DRAGONVALE brand and to develop and market games based on Hasbro brands. Because Backflip was a recent acquisition and to date had been investment spending in anticipation of 2016 game releases, the Company performed the quantitative two-step impairment test during the fourth quarter of 2015 for this reporting unit. At that time, the Company concluded that there was no goodwill impairment related to Backflip. During the fourth quarter of 2016 in conjunction with the Company’s annual review for impairment, we completed step one of the annual goodwill impairment test for the Backflip reporting unit. Prior to the fourth quarter of 2016, there were no triggering events that would have required the Company to complete an impairment test. Our evaluation of the 2016 year performance of the Backflip reporting unit was dependent in large part on the performance of launches that took place during the fourth quarter of 2016. Additionally, during the fourth quarter of 2016, we revised our expectations regarding the timing of future launches. The first step of the goodwill impairment analysis involved comparing the Backflip carrying value to its estimated fair value, which was calculated based on the Income Approach. Discounted cash flows serve as the primary basis for the Income Approach. The Company utilized forecasted cash flows for the Backflip reporting unit that included assumptions including but not limited to: expected revenues to be realized based on planned future mobile game releases; expected EBITDA margins derived in part based on expected future royalty costs, advertising and marketing costs, development costs, and overhead costs; and expected future tax rates. The cash flows beyond the forecast period were estimated using a terminal value growth rate of 3%. To calculate the fair value of the future cash flows under the Income Approach, a discount rate of 14% was utilized, representing the reporting unit’s estimated weighted-average cost of capital. Based on the results of the step one impairment test the Company determined that the fair value of the Backflip reporting unit was below its carrying value, and therefore, impairment was indicated. Because indicators of impairment existed, the Company commenced the second step of the goodwill impairment analysis to determine the implied fair value of goodwill for the Backflip reporting unit, which was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the goodwill impairment analysis, the Company assigned the fair value of the Backflip reporting unit, as calculated under the first step of the goodwill impairment analysis, to all the assets and liabilities, including identifiable intangibles assets, of that reporting unit. The implied fair value of goodwill was measured as the excess of the fair value of the Backflip reporting unit over the amounts assigned to its assets and liabilities. Based on this assessment, the Company recorded an impairment charge of $32.9 million during the fourth quarter of 2016. During the fourth quarter of 2017, the Company performed the annual quantitative two-step impairment test with respect to Backflip. Based on the results of the impairment test, the Company concluded that there was no impairment in 2017 as the estimated fair value of the reporting unit exceeded its carrying value. Should Backflip not achieve its profitability and growth targets, including the anticipated game releases in 2018 and beyond, or if industry discount rates significantly increase, the carrying value of this reporting unit may become impaired.

The estimation of future cash flows utilized in the evaluation of the Company’s goodwill requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge.

Income Taxes

The Company’s annual income tax rate is based on its income, statutory tax rates, changes in prior tax positions and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and evaluate its tax positions. Despite the Company’s belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established in the event that these positions are challenged and the Company is not successful in defending these challenges. These estimated liabilities, as well as the related interest, are adjusted in light of changing facts and circumstances such as the progress of a tax audit. In addition, on December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including the requirement for the Company to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also established new tax laws that will affect 2018, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 to 21 percent; (ii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iii) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (iv) creating a new limitation on deductible interest expense; and (v) imposing limitations on the deductibility of certain executive compensation.

The Tax Act requires complex computations to be performed, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered, with a possible retroactive effect, which is different from our interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce products under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,709.9 million in principal amount of long-term debt outstanding at December 31, 2017. Future payments required under these and other obligations as of December 31, 2017 are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt	$—	—	—	300.0	—	1,409.9	1,709.9
Interest payments on long-term debt	81.3	81.3	81.3	75.7	71.8	999.0	1390.4
Operating lease commitments	46.9	41.3	27.4	22.9	14.5	21.9	174.9
Future minimum guaranteed contractual royalty payments	78.3	61.2	20.2	27.0	27.0	15.9	229.6
Tax sharing agreement[a]	7.1	4.5	4.7	4.9	5.1	14.6	40.9
Purchase commitments[b]	552.8	104.6	82.9	—	—	—	740.3

	$766.4	292.9	216.5	430.5	118.4	2,461.3	4,286.0

[a]

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture. Accordingly, estimates of these amounts are included in the table above. In December 2017 the liability was revalued as a result of the reduction of the U.S. federal corporate tax rate provided by the Tax Act.

[b]

Purchase commitments represent agreements (including open purchase orders) to purchase inventory and tooling in the ordinary course of business as well as purchase commitments under a manufacturing agreement. The reported amounts exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheets as of December 31, 2017.

As discussed above, the Tax Act requires the Company to pay a one-time mandatory deemed repatriation tax on undistributed foreign earnings, estimated to be $271.6 million as of December 31, 2017. The Company expects to utilize $90.3 million of existing tax credits to reduce the $271.6 million U.S. federal tax liability, which will result in $181.3 million to be paid over eight years. The timing and ultimate amount of payment is unknown at this time. See Note 22, “Subsequent Event,” to the consolidated financial statements included in Item 8. of this Form 10-K for further discussion on additional tax guidance that will change this liability.

Theatrical and Other Contingencies

The table above also excludes $50.0 million in guaranteed royalties related to the Company’s license agreement related to STAR WARS as the amount and timing of such payments are due in accordance with the anticipated releases of a new STAR WARS theatrical release in 2018.

The Company and Saban Brands LLC (“Saban”) have entered a license agreement under which Saban granted to the Company the right to develop, market and sell a range of products based upon Saban’s Power Rangers property for sale to the public beginning in the spring of 2019. In connection with that license agreement Saban Properties LLC (“Saban Properties”) an affiliate of Saban, and the Company entered into an agreement that provides each of Saban Properties and the Company with a right to initiate the Company’s purchase of Saban Properties’ rights in the Power Rangers property during designated periods in the future, which periods begin in 2022. If either party initiates a sale process the Company will pay Saban Properties a purchase price determined by a fair market value computation specified in the agreement, with the purchase price subject to specified floors depending on which party initiates the process. The table above does not include any amount attributable to the exercise of this right as there is no guarantee the right will be exercised by either party, and if it is exercised the amount of the purchase price will be determinable only at the time of exercise.

Other Expected Future Payments

From time to time, the Company may be party to arrangements, contractual or otherwise, whereby the Company may not be able to estimate the ultimate timing or amount of the related payments. As such, these amounts have been excluded from the table above and described below:

•

Included in other liabilities in the consolidated balance sheets at December 31, 2017, the Company has a liability of $89.4 million of potential tax, interest and penalties for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate amount or timing of payments related to this liability.

•	At December 31, 2017, the Company had letters of credit and related instruments of approximately $35.8 million.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $95.7 million decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the value of the forecasted foreign currency transactions.

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

The Company reflects all derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At December 31, 2017, these contracts had net unrealized losses of $10.9 million, of which $3.3 million are recorded in prepaid expenses and other current assets, $8.9 million are recorded in other assets and ($14.2) million are recorded in accrued liabilities and $(8.9) million are recorded in other liabilities. Included in accumulated other comprehensive earnings at December 31, 2017 are deferred losses of $15.8 million, net of tax, related to these derivatives.

At December 31, 2017, the Company had fixed rate long-term debt of $1,709.9 million. Of this long-term debt, $600.0 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300.0 million of 3.15% Notes Due 2021 and $300.0 million of 5.10% Notes Due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at December 31, 2017 are deferred losses, net of tax, of $17.0 million related to these derivatives.

On June 23, 2016, the United Kingdom (“UK”) voted in a referendum to leave the European Union (“EU”), commonly referred to as Brexit. The UK government triggered the formal two-year period to negotiate the terms of the UK’s exit and future relationship with the EU on March 29, 2017. The terms of this future relationship are uncertain but the UK government has confirmed its intention to remove the UK from the EU single market and implement additional controls on the movement of people from the EU. An additional two-year transitional period to 2021 has been proposed. The Brexit vote resulted in a weakening of British pound sterling against the US dollar and increased volatility in the foreign currency markets, notably the euro. These fluctuations initially affected our financial results, although the impact was partially mitigated by our hedging strategy. Sterling has strengthened in recent months due to a weaker US dollar. Our revenues in Europe are predominantly denominated in local currency. Hasbro will continue to closely monitor the Brexit negotiations and the foreign currency markets, taking appropriate actions to support its long term strategy and to mitigate risks in its operational and financial activities.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 42% of its consolidated net revenues in 2017 and 41% and 38% of its consolidated net revenues in 2016 and 2015, respectively. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2017, approximately 65% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.

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

The effect of inflation on the Company’s operations during 2017 was not significant and the Company will continue its practice of monitoring costs and adjusting prices, accordingly.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Hasbro, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and December 25, 2016, the related consolidated statements of operations, comprehensive earnings, cash flows and shareholders’ equity and redeemable noncontrolling interests for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG

We have not been able to determine the specific year that we began serving as the Company’s auditor, however we are aware that we have served as the Company’s auditor since at least 1968.

Providence, Rhode Island

February 26, 2018

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2017 and December 25, 2016

(Thousands of Dollars Except Share Data)

	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$1,581,234	1,282,285
Accounts receivable, less allowance for doubtful accounts of $31,400 in 2017 and $16,800 in 2016	1,405,399	1,319,963
Inventories	433,293	387,675
Prepaid expenses and other current assets	214,000	237,684

Total current assets	3,633,926	3,227,607
Property, plant and equipment, net	259,710	267,398

Other assets
Goodwill	573,063	570,555
Other intangibles, net	217,382	245,949
Other	605,902	779,857

Total other assets	1,396,347	1,596,361

Total assets	$5,289,983	5,091,366

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$154,957	172,582
Current portion of long-term debt	—	349,713
Accounts payable	348,476	319,525
Accrued liabilities	748,264	776,039

Total current liabilities	1,251,697	1,617,859
Long-term debt	1,693,609	1,198,679
Other liabilities	514,720	389,388

Total liabilities	3,460,026	3,205,926

Redeemable noncontrolling interests	—	22,704

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2017 and 2016	104,847	104,847
Additional paid-in capital	1,050,605	985,418
Retained earnings	4,260,222	4,148,722
Accumulated other comprehensive loss	(239,425)	(194,570)
Treasury stock, at cost, 85,244,923 shares in 2017 and 85,207,677 shares in 2016	(3,346,292)	(3,181,681)

Total shareholders’ equity	1,829,957	1,862,736

Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$5,289,983	5,091,366

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2017	2016	2015
Net revenues	$5,209,782	5,019,822	4,447,509

Costs and expenses
Cost of sales	2,033,693	1,905,474	1,677,033
Royalties	405,488	409,522	379,245
Product development	269,020	266,375	242,944
Advertising	501,813	468,940	409,388
Amortization of intangible assets	28,818	34,763	43,722
Program production cost amortization	35,798	35,931	42,449
Selling, distribution and administration	1,124,793	1,110,769	960,795

Total expenses	4,399,423	4,231,774	3,755,576

Operating profit	810,359	788,048	691,933

Non-operating (income) expense
Interest expense	98,268	97,405	97,122
Interest income	(22,155)	(9,367)	(3,145)
Other (income) expense, net	(51,904)	7,521	(5,959)

Total non-operating expense, net	24,209	95,559	88,018

Earnings before income taxes	786,150	692,489	603,915
Income taxes	389,543	159,338	157,043

Net earnings	396,607	533,151	446,872
Net loss attributable to noncontrolling interests	—	(18,229)	(4,966)

Net earnings attributable to Hasbro, Inc.	$396,607	551,380	451,838

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$3.17	4.40	3.61

Diluted	$3.12	4.34	3.57

Cash dividends declared	$2.28	2.04	1.84

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Fiscal Years Ended in December

(Thousands of Dollars)

	2017	2016	2015
Net earnings	$396,607	533,151	446,872

Other comprehensive earnings (loss):
Foreign currency translation adjustments	32,017	(5,033)	(95,694)
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(390)	166	(642)
Net (losses) gains on cash flow hedging activities, net of tax	(90,302)	25,748	86,155
Changes in unrecognized pension and postretirement amounts, net of tax	1,555	(20,829)	6,892
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	6,390	(53,980)	(50,527)
Amortization of unrecognized pension and postretirement amounts	5,875	5,359	3,269

Other comprehensive loss	(44,855)	(48,569)	(50,547)

Total comprehensive earnings	351,752	484,582	396,325
Total comprehensive loss attributable to noncontrolling interests	—	(18,229)	(4,966)

Total comprehensive earnings attributable to Hasbro, Inc.	$351,752	502,811	401,291

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

Fiscal Years Ended in December

(Thousands of Dollars)

	2017	2016	2015
Cash flows from operating activities
Net earnings	$396,607	533,151	446,872
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	143,018	119,707	111,605
Impairment of goodwill	—	32,858	—
Amortization of intangible assets	28,818	34,763	43,722
Program production cost amortization	35,798	35,931	42,449
Deferred income taxes	112,105	(662)	(18,954)
Stock-based compensation	56,032	61,624	53,880
Other non-cash items	(44,001)	(16,011)	(19,629)
Changes in operating assets and liabilities, net of acquired and disposed balances:
Increase in accounts receivable	(50,376)	(149,923)	(227,808)
Increase in inventories	(25,301)	(12,065)	(99,353)
Decrease in prepaid expenses and other current assets	24,450	7,422	83,124
Program production costs	(48,003)	(48,690)	(42,506)
(Decrease) increase in accounts payable and accrued liabilities	(80,461)	246,223	168,584
Net deemed repatriation tax(1)	181,305	—	—
Other, including long-term advances	(5,613)	(27,015)	29,380

Net cash provided by operating activities	724,378	817,313	571,366

Cash flows from investing activities
Additions to property, plant and equipment	(134,877)	(154,900)	(142,022)
Investments and acquisitions, net of cash acquired	—	(12,436)	—
Cash proceeds from dispositions	—	—	18,632
Other	3,396	28,945	19,743

Net cash utilized by investing activities	(131,481)	(138,391)	(103,647)

Cash flows from financing activities
Net proceeds from borrowings with maturity greater than three months	493,878	—	—
Repayments of borrowings with maturity greater than three months	(350,000)	—	—
Net (repayments of) proceeds from other short-term borrowings	(18,419)	8,978	(87,310)
Purchases of common stock	(151,311)	(150,075)	(87,224)
Stock-based compensation transactions	29,431	42,207	43,322
Dividends paid	(276,973)	(248,881)	(225,797)
Payments related to tax withholding for share-based compensation	(31,994)	(21,969)	(4,693)
Other	(6,785)	(5,758)	(3,676)

Net cash utilized by financing activities	(312,173)	(375,498)	(365,378)
Effect of exchange rate changes on cash	18,225	2,111	(18,758)

Increase in cash and cash equivalents	298,949	305,535	83,583
Cash and cash equivalents at beginning of year	1,282,285	976,750	893,167

Cash and cash equivalents at end of year	$1,581,234	1,282,285	976,750

Supplemental information
Interest paid	$89,294	88,525	93,106

Income taxes paid	$115,753	98,913	144,137

(1)	See Note 22, “Subsequent Event,” for discussion on changes to tax guidance that will impact this line item

See accompanying notes to consolidated financial statements

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
Balance, December 28, 2014	$104,847	806,265	3,630,072	(95,454)	(2,980,066)	$1,465,664	$42,730
Net earnings attributable to Hasbro, Inc.	—	—	451,838	—	—	451,838	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(4,966)
Other comprehensive loss	—	—	—	(50,547)	—	(50,547)	—
Stock-based compensation transactions	—	33,558	—	—	23,992	57,550	—
Purchases of common stock	—	—	—	—	(84,894)	(84,894)	—
Stock-based compensation expense	—	53,807	—	—	73	53,880	—
Dividends declared	—	—	(229,589)	—	—	(229,589)	—
Net contributions received from noncontrolling owners	—	—	—	—	—	—	2,406

Balance, December 27, 2015	$104,847	893,630	3,852,321	(146,001)	(3,040,895)	$1,663,902	$40,170
Net earnings attributable to Hasbro, Inc.	—	—	551,380	—	—	551,380	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(18,229)
Other comprehensive loss	—	—	—	(48,569)	—	(48,569)	—
Stock-based compensation transactions	—	30,230	—	—	10,479	40,709	—
Purchases of common stock	—	—	—	—	(151,331)	(151,331)	—
Stock-based compensation expense	—	61,558	—	—	66	61,624	—
Dividends declared	—	—	(254,979)	—	—	(254,979)	—
Net contributions received from noncontrolling owners	—	—	—	—	—	—	763

Balance, December 25, 2016	$104,847	985,418	4,148,722	(194,570)	(3,181,681)	$1,862,736	$22,704
Net earnings attributable to Hasbro, Inc.	—	—	396,607	—	—	396,607	—
Impact of adoption of ASU 2016-09	—	916	(697)	—	—	219
Acquisition of remaining interest in Backflip	—	22,704	—	—	—	22,704	(22,704)
Other comprehensive loss	—	—	—	(44,855)	—	(44,855)	—
Stock-based compensation transactions	—	(13,021)	—	—	(16,001)	(29,022)	—
Purchases of common stock	—	—	—	—	(150,054)	(150,054)	—
Stock-based compensation expense	—	54,588	—	—	1,444	56,032	—
Dividends declared	—	—	(284,410)	—	—	(284,410)	—

Balance, December 31, 2017	$104,847	1,050,605	4,260,222	(239,425)	(3,346,292)	$1,829,957	$—

See accompanying notes to consolidated financial statements

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

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. The fiscal year ended December 31, 2017 was a fifty-three week period while the years ended December 25, 2016 and December 27, 2015 were fifty-two week periods.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments purchased with an initial maturity to the Company of three months or less.

Marketable Securities

Included in marketable securities are investments in private investment funds. These investments are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and, due to the nature and business purpose of these investments, the Company has selected the fair value option which requires the Company to record the unrealized gains and losses on these investments in the consolidated statements of operations at the time they occur. Marketable securities also include common stock in a public company arising from a business relationship. This type of investment is also included in prepaid expenses and other current assets in the accompanying consolidated balance sheets; however, due to its nature and business purpose, the Company records unrealized gains and losses in accumulated other comprehensive loss in the consolidated balance sheets until it is sold or the decline in value is deemed to be other than temporary, at which point the gains or losses will be recognized in the consolidated statements of operations.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At both December 31, 2017 and December 25, 2016, substantially all inventory is comprised of finished goods.

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

Through 2016, the Company had one investment with a redeemable noncontrolling interest which was the Company’s 70% majority interest in Backflip Studios, LLC (“Backflip”). During the first quarter of 2017, the remaining 30% of Backflip was acquired by Hasbro for no additional consideration, making it a wholly-owned subsidiary of the Company.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment at least annually. The annual test begins with a qualitative assessment, where qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment. This quantitative two-step process begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. When performing the quantitative two-step impairment test, goodwill and intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value, also calculated using the present value of expected future cash flows.

During the fourth quarter of 2017, the Company performed a qualitative assessment with respect to goodwill associated with all but two of its reporting units and determined that it was not necessary to perform a quantitative assessment for the goodwill of these reporting units. The Company performed the first step of the quantitative two-step annual impairment test on the goodwill associated with Backflip, the Company’s mobile gaming reporting unit, and goodwill associated with the Company’s Entertainment reporting unit in the fourth quarter of 2017 and no impairments were indicated as the estimated fair values were in excess of the carrying value of the related reporting units.

During the fourth quarter of 2016, the Company performed a qualitative assessment with respect to goodwill associated with all but its Backflip reporting unit and determined that it was not necessary to perform a quantitative assessment for the goodwill of these reporting units. The Company performed a quantitative two-step annual impairment test related to its goodwill associated with Backflip. As a result of the 2016 annual impairment test, the Company concluded the goodwill associated with the Backflip reporting unit was impaired and recorded a non-cash impairment charge of $32,858 for the year ended December 25, 2016. No other impairments were indicated. See further discussion in note 4.

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

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 31, 2017, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 31, 2017 also include long-term

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

borrowings (see note 9 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 12 and 16).

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

In May 2014, the Financial Accounting Standards Board (“FASB”), in cooperation with the International Accounting Standards Board (“IASB”), issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 – Revenue Recognition and most industry-specific guidance throughout the Codification. This new guidance provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. For public companies, this standard is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. ASU 2014-09 may be adopted on a full retrospective basis and applied to all prior periods presented, or on a modified retrospective basis through a cumulative adjustment recorded to opening retained earnings in the year of initial application. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective basis. Revenue recognition from the sale of finished product to our customers, which is the majority of our revenues, is not expected to change under the new standard in the periods following adoption. Within our Entertainment and Licensing segment, the timing of revenue recognition for minimum guarantees that we receive from licensees will change under the new standard. While the impact of this change will not be material to the year, it will impact the timing of revenue recognition within our Entertainment and Licensing segment such that under the new standard, we will record less revenues in our fourth quarter and more revenues within our first, second, and third quarters. No other areas of our business will be materially impacted by the new standard.

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

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2017, 2016 and 2015, these costs were $190,999, $180,270 and $159,854, respectively, and are included in selling, distribution and administration expenses.

Operating Leases

Hasbro records lease expense on a straight-line basis inclusive of rent concessions and increases. Reimbursements from lessors for leasehold improvements are deferred and recognized as a reduction to lease expense over the remaining lease term.

Income Taxes

Hasbro uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates expected to apply to taxable income in years in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. See Note 10 for further discussion on the Company’s accounting for the Tax Cuts and Jobs Act enacted in December 2017.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including (1) a requirement to prospectively record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement; (2) a requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows; (3) the removal of the requirement to withhold shares upon settlement of an award at the minimum statutory withholding requirement; (4) a requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows; and (5) entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards choosing either to estimate forfeitures as required today or recognize forfeitures as they occur. ASU 2016-09 was effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of the adoption resulted in the following:

•

Prospectively, the requirement to record all of the tax effects related to share-based payments at settlement through the income statement. For the year ended December 31, 2017, excess tax benefits of $32,116 were recorded to income tax expense.

•

A requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities, included with other income tax cash flows on the statement of cash flows. Previously, these amounts were reported as a cash inflow from financing activities. The Company elected to apply this requirement of the standard retrospectively. Accordingly, the cash flow statement for the years ended December 25, 2016 and December 27, 2015 have been restated to include $20,471 and $14,228, respectively, of cash flows from excess tax benefits, previously included as financing activities, in operating activities within the increase in accounts payable and other accrued liabilities. For the year ended December 31, 2017 excess tax benefits of $32,116 were reported as operating activities.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

•

A requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows. Prior to adoption of ASU 2016-09, these cash flows were included as operating activities. This change was required to be applied on a retrospective basis and as a result, the Company has restated the consolidated statement of cash flows for the years ended December 25, 2016 and December 27, 2015. This change resulted in payments of $21,969 and $4,693 for the years ended December 25, 2016 and December 27, 2015, respectively, being included in financing activities. For the year ended December 31, 2017, such payments amounted to $31,994.

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

At the inception of the contracts, Hasbro designates its derivatives as either cash flow or fair value hedges. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at the inception of the hedge and on an on-going basis, the effectiveness of the derivatives used in hedging transactions in offsetting changes in the cash flows of the forecasted transaction. The ineffective portion of a hedging derivative, if any, is recognized in the consolidated statements of operations.

The Company records all derivatives, such as foreign currency exchange contracts, on the consolidated balance sheets at fair value. Changes in the derivative fair values that are designated as cash flow hedges and are effective are deferred and recorded as a component of Accumulated Other Comprehensive Loss (“AOCE”) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company’s foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included in the consolidated statements of operations. The Company uses derivatives to economically hedge intercompany loans denominated in foreign currencies. The Company does not use hedge accounting for these contracts as changes in the fair value of these contracts are substantially offset by changes in the fair value of the intercompany loans.

Prior to the issuance of certain long-term notes due 2021 and 2044, the Company entered into a forward-starting interest rate swap contract to hedge the anticipated U.S. Treasury interest rates on the anticipated debt issuance. These instruments, which were designated and effective as hedges, were terminated on the date of the related debt issuance and the then fair value of these instruments was recorded to AOCE and amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year as well as awards that have not been issued but all contingencies have been met. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 499 and 277 for 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. There were no antidilutive stock options or restricted stock unit awards to exclude from the diluted earnings per share calculation in 2015.

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 31, 2017 is as follows:

	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$396,607	396,607	551,380	551,380	451,838	451,838

Average shares outstanding	125,039	125,039	125,292	125,292	125,006	125,006
Effect of dilutive securities:
Options and other share-based awards	—	1,992	—	1,674	—	1,682

Equivalent shares	125,039	127,031	125,292	126,966	125,006	126,688

Net earnings attributable to Hasbro, Inc. per share	$3.17	3.12	4.40	4.34	3.61	3.57

(2)    Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for each of the three fiscal years ended December 31, 2017.

	2017	2016	2015
Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on unrealized holding gains	$221	(94)	364
Tax benefit (expense) on cash flow hedging activities	4,850	1,340	(11,190)
Tax (expense) benefit on unrecognized pension and postretirement amounts	(2,363)	12,945	(928)
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(4,881)	4,098	5,435
Tax (benefit) on amortization of unrecognized pension and postretirement amounts	(3,482)	(3,038)	(1,861)

Total tax effect on other comprehensive earnings (loss)	$(5,655)	15,251	(8,180)

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2017
Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)
Current period other comprehensive earnings (loss)	1,555	(90,302)	(390)	32,017	(57,120)
Reclassifications from AOCE to earnings	5,875	6,390	—	—	12,265

Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)

2016
Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)
Current period other comprehensive earnings (loss)	(20,829)	25,748	166	(5,033)	52
Reclassifications from AOCE to earnings	5,359	(53,980)	—	—	(48,621)

Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)

2015
Balance at December 28, 2014	$(113,092)	43,689	1,900	(27,951)	(95,454)
Current period other comprehensive earnings (loss)	6,892	86,155	(642)	(95,694)	(3,289)
Reclassifications from AOCE to earnings	3,269	(50,527)	—	—	(47,258)

Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)

Gains (Losses) on Derivative Instruments

At December 31, 2017, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $15,781 in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2017 or forecasted to be purchased from 2018 through 2022, intercompany expenses expected to be paid or received during 2018, 2019 and 2020 and cash receipts for sales forecasted to be made in 2018. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At December 31, 2017, deferred losses, net of tax, of $17,046 related to these instruments remained in AOCE. For the year ended December 31, 2017, losses, net of tax of $1,170 related to these hedging instruments were reclassified from AOCE to net earnings. For each of the years ended December 25, 2016 and December 27, 2015, losses, net of tax of $1,148 related to these hedging instruments were reclassified from AOCE to net earnings.

In 2017, 2016 and 2015, net gains on cash flow hedging activities reclassified to earnings, net of tax, included (losses) gains of $(5,497), $1,428 and $1,111, respectively, as a result of hedge ineffectiveness.

Of the net deferred losses included in AOCE at December 31, 2017, the Company expects approximately $12,096 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

See notes 14 and 16 for additional discussion on reclassifications from AOCE to earnings.

(3)    Property, Plant and Equipment

	2017	2016
Land and improvements	$3,350	3,096
Buildings and improvements	193,940	175,684
Machinery, equipment and software	405,209	390,720

	602,499	569,500
Less accumulated depreciation	422,052	383,713

	180,447	185,787
Tools, dies and molds, net of accumulated depreciation	79,263	81,611

Total property, plant and equipment, net	$259,710	267,398

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred. In 2017, 2016 and 2015 the Company recorded $143,018, $119,707 and $111,605, respectively, of depreciation expense.

(4)    Goodwill and Intangibles

Goodwill

Changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2017 and December 25, 2016 are as follows:

	U.S. and Canada	International	Entertainment and Licensing	Total
2017
Balance at December 25, 2016	$296,978	169,833	103,744	570,555
Foreign exchange translation	—	866	1,642	2,508

Balance at December 31, 2017	$296,978	170,699	105,386	573,063

2016
Balance at December 27, 2015	$296,978	170,110	125,607	592,695
Acquired during the period	—	—	11,821	11,821
Impairment during the period	—	—	(32,858)	(32,858)
Foreign exchange translation	—	(277)	(826)	(1,103)

Balance at December 25, 2016	$296,978	169,833	103,744	570,555

A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of the goodwill impairment testing, these assets are allocated to the reporting units within the Company’s operating segments.

The Company performs an annual impairment assessment on goodwill. This annual impairment assessment is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. During the fiscal year ended December 31, 2017, no such events occurred. During its annual impairment tests of goodwill in the fourth quarter of 2017, the Company concluded that there was no impairment of its goodwill during the year.

During the fourth quarter of 2016 in conjunction with the Company’s annual review for impairment the Company completed step one of the annual goodwill impairment test for the Backflip reporting unit. Prior to the

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

fourth quarter of 2016, there were no triggering events that would have required the Company to test for impairment. The Company’s 2016 evaluation of the Backflip reporting unit was dependent in large part on the performance of launches that took place during the fourth quarter. Additionally, during the fourth quarter of 2016, the Company revised its expectations regarding the timing of future launches. The first step of the goodwill impairment analysis involved comparing the Backflip carrying value to its estimated fair value, which was calculated based on the Income Approach. Discounted cash flows serve as the primary basis for the Income Approach. The Company utilized forecasted cash flows for the Backflip reporting unit that included assumptions including but not limited to: expected revenues to be realized based on planned future mobile game releases, expected EBITDA margins derived in part based on expected future royalty costs, advertising and marketing costs, development costs, and overhead costs, and expected future tax rates. The cash flows beyond the forecast period were estimated using a terminal value growth rate of 3%. To calculate the fair value of the future cash flows under the Income Approach, a discount rate of 14% was utilized, representing the reporting unit’s estimated weighted-average cost of capital. Based on the results of the step one impairment test the Company determined that the fair value of the Backflip reporting unit was below its carrying value, and therefore, impairment was indicated. Because indicators of impairment existed, the Company commenced the second step of the goodwill impairment analysis to determine the implied fair value of goodwill for the Backflip reporting unit, which was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination.

As part of the second step of the 2016 goodwill impairment analysis, the Company assigned the fair value of the Backflip reporting unit, as calculated under the first step of the goodwill impairment analysis, to all the assets and liabilities, including identifiable intangibles assets, of that reporting unit. The implied fair value of goodwill was measured as the excess of the fair value of the Backflip reporting unit over the amounts assigned to its assets and liabilities. Based on this assessment, the Company recorded an impairment charge of $32,858 in the fourth quarter of 2016.

During 2016 the Company completed a qualitative assessment of goodwill for all reporting units with the exception of Backflip, and concluded there was no other impairment of goodwill.

The Company also completed its annual impairment tests of goodwill in the fourth quarter of 2015 and concluded that there was no impairment of its goodwill.

Other Intangibles, Net

A summary of the Company’s other intangibles, net at December 31, 2017 and December 26, 2016:

	2017	2016
Acquired product rights	$789,940	789,689
Licensed rights of entertainment properties	256,555	256,555
Accumulated amortization	(904,851)	(876,033)

Amortizable intangible assets	141,644	170,211
Product rights with indefinite lives	75,738	75,738

Total other intangibles, net	$217,382	245,949

Certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and are included as product rights with indefinite lives in the table above. The Company tests these assets for impairment on an annual basis in the fourth quarter of each year or when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company completed its annual impairment tests of indefinite-lived intangible assets in the fourth quarter of 2017, 2016, and 2015 concluding that there was no impairment of these assets. The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in other intangibles, net in the accompanying consolidated balance sheets.

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

2018	17,000
2019	36,000
2020	40,000
2021	18,000
2022	17,000

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

In connection with the amendment, the Company and Discovery entered into an option agreement related to the Company’s remaining 40% ownership in the Network, exercisable during the one-year period following December 31, 2021. The exercise price of the option agreement is based upon 80% of the then fair market value of the Network, subject to a fair market value floor. At December 31, 2017, and December 25, 2016, the fair market value of this option was $23,980 and $28,770, respectively and was included as a component of other liabilities. During 2017, 2016 and 2015, the Company recorded (gains) losses of $(4,790), $410 and $3,020 in other (income) expense, net relating to the change in fair value of this option.

The Company also has a related liability due to Discovery under the existing tax sharing agreement. The balance of the associated liability, including imputed interest, was $30,043 and $52,473 at December 31, 2017 and December 25, 2016, respectively, and is included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recognized a gain of $19,911 in the fourth quarter of 2017 related to a reduction of this liability due to the reduction of the future payments under the agreement as a result of U.S. tax reform passed in December 2017. During 2017, 2016 and 2015, the Company made payments under the tax sharing agreement to Discovery of $6,785, $6,520 and $4,971, respectively.

The Company has a license agreement with the Network that requires the payment of royalties by the Company to the Network based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license includes a minimum royalty guarantee of $125,000, which was paid in five annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 10-year period. As of December 31, 2017 and December 25, 2016, the Company had $55,072 and $66,017, respectively, of prepaid royalties related to this agreement, $15,958 and $7,203, respectively, of which are included in prepaid expenses and other current assets and $39,114 and $58,814, respectively, of which are included in other assets. The Company and the Network are also parties to an agreement under which the Company will provide the Network with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event the Network licenses the programming from the Company to air, it is required to pay the Company a license fee.

As of December 31, 2017 and December 25, 2016 the Company’s investment in the Network totaled $237,996 and $242,397, respectively. The Company’s share in the earnings of the Network for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 totaled $23,270, $23,764 and $19,045, respectively and is included as a component of other (income) expense, net in the consolidated statements of operations. The Company also enters into certain other transactions with the Network including the licensing of television programming and the purchase of advertising. During 2017, 2016 and 2015, these transactions were not material.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(6)    Program Production Costs

Program production costs are included in other assets and consist of the following at December 31, 2017 and December 25, 2016:

	2017	2016
Television programming
Released, less amortization	$40,386	35,683
In production	31,596	25,062
Pre-production	326	1,833
Theatrical programming
In production	20,553	20,271

Total program production costs	$92,861	82,849

Based on management’s total revenue estimates at December 31, 2017, all of the unamortized television programming costs relating to released productions are expected to be amortized during the next four years. Based on current estimates, the Company expects to amortize approximately $35,000 of the $40,386 of released programs during fiscal 2018.

(7)    Financing Arrangements

At December 31, 2017, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $1,000,000 and $146,000, respectively. Substantially all of the short-term borrowings outstanding at the end of 2017 and 2016, such as the commercial paper program, represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 31, 2017 and December 25, 2016 were 4.32% and 8.17%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 31, 2017. During 2017, Hasbro’s working capital needs were fulfilled by cash generated from operations, borrowings under lines of credit and utilization of its commercial paper program discussed below.

The unsecured committed line of credit, as amended on March 30, 2015 (the “Agreement”), provides the Company with a $1,000,000 committed borrowing facility through March 30, 2020. During the third quarter of 2017 and pursuant to the Agreement, the Company proposed and the Lenders agreed to increase the committed borrowing facility from $700,000 to $1,000,000. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the fiscal year ended December 31, 2017.

The Company pays a commitment fee (0.12% as of December 31, 2017) based on the unused portion of the facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, Prime Rate or Eurocurrency Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency Rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 31, 2017, the interest rate under the facility was equal to Eurocurrency Rate plus 1.125%.

The Company has an agreement with a group of banks providing a commercial paper program (the “Program”). Under the Program, at the Company’s request the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000,000 which was increased from $700,000 in December 2017. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 31, 2017, the Company had notes outstanding under the Program of $137,500 with a weighted average interest rate of 1.85%. At December 25, 2016, the Company had notes outstanding under the Program of $163,300 with a weighted average interest rate of 0.97%.

(8)    Accrued Liabilities

Components of accrued liabilities for the fiscal years ended on December 31, 2017 and December 25, 2016 are as follows:

	2017	2016
Royalties	$148,858	158,353
Advertising	75,483	73,963
Payroll and management incentives	79,976	100,248
Dividends	70,936	63,501
Other	373,011	379,974

Total accrued liabilities	$748,264	776,039

(9)    Long-Term Debt

Components of long-term debt for the fiscal years ended on December 31, 2017 and December 25, 2016 are as follows:

	2017		2016
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	601,800	500,000	584,850
3.50% Notes Due 2027	500,000	488,300	—	—
6.30% Notes Due 2017	—	—	350,000	361,900
5.10% Notes Due 2044	300,000	313,320	300,000	297,600
3.15% Notes Due 2021	300,000	302,640	300,000	300,450
6.60% Debentures Due 2028	109,895	131,390	109,895	123,984

Total long-term debt	1,709,895	1,837,450	1,559,895	1,668,784
Less: Current portion	—	—	350,000	361,900
Less: Deferred debt expenses	16,286	—	11,216	—

Long-term debt	$1,693,609	1,837,450	1,198,679	1,306,884

In September 2017, the Company issued $500,000 of Notes due in 2027 that bear interest at a fixed rate of 3.50% (the “3.50% Notes”). Net proceeds from the issuance of the 3.50% Notes, after deduction of $6,122 of underwriting discount and debt issuance expenses, totaled $493,878. These costs are being amortized over the life of the 3.50% Notes, or 10 years. The Company may redeem the 3.50% Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase, plus 25 basis points. In addition, three months prior to their maturity date, the Company may redeem at its option the 3.50% Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 3.50% Notes to be redeemed.

The proceeds from this debt issuance were used to repay the $350,000 aggregate principal amount of its 6.30% Notes that matured during the third quarter of 2017. The Company used the remaining net proceeds for general corporate purposes.

The Company may redeem the Notes due in 2021 and 2044 at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

on applicable U.S. Treasury bills at the time of repurchase. Prior to the issuance of these Notes, the Company held forward-starting interest rate swap contracts to hedge the variability in the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of the Notes. At the date of issuance, these contracts were terminated and the Company paid $33,306, the fair value of the contracts on that date, to settle. Of this amount, $6,373 related to 3.15% Notes Due 2021 and $26,933 related to 5.10% Notes Due 2044, which have been deferred in AOCE and are being amortized to interest expense over the life of the respective notes using the effective interest rate method.

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

The Company’s 3.15% Notes mature in 2021. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2021. The aggregate principal amount of long-term debt maturing in the next five years is $300,000.

(10)    Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code which impacted 2017 including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time tax on certain unrepatriated earnings of foreign subsidiaries.

The Tax Act also puts in place new tax laws that will apply prospectively, which include, but are not limited to (i) reducing the U.S. federal corporate tax rate from 35 to 21 percent; (ii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iii) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (iv) creating a new limitation on deductible interest expense; and (v) imposing limitations on the deductibility of certain executive compensation.

U.S. GAAP requires the impact of tax legislation to be recorded in the period of enactment. Therefore, in connection with our initial analysis of the impact of the Tax Act, we recorded a provisional tax expense of $316,423 in the period ended December 31, 2017. This expense consists of $271,605 for the deemed repatriation tax and $44,818 of expense primarily due to the remeasurement of deferred taxes associated with the corporate rate reduction. The Company expects to utilize $90,300 of existing tax credits to reduce the $271,605 U.S. federal tax liability due to the deemed repatriation tax, which will result in $181,305 to be paid over eight years. This liability was included as a component of other liabilities as of December 31, 2017.

Staff Accounting Bulletin (SAB) 118 establishes a one-year measurement period to complete the accounting for the ASC 740 income tax effects of the Tax Act. An entity recognizes the impact of those amounts for which the accounting is complete. For matters that have not been completed, provisional amounts are recorded to the extent they can be reasonably estimated. For amounts for which a reasonable estimate cannot be determined, no adjustment is made until such estimate can be completed.

Other than the tax on global intangible low taxed income (GILTI) discussed below, the Company was able to make reasonable estimates of the impact of the Tax Act and have recorded provisional amounts for the deemed repatriation tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings and valuation allowances. These estimates may be impacted as we further analyze available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and guidance issued by standard-setting bodies that provide interpretative guidance of the Tax Act.

See Note 22, “Subsequent Event,” for disclosure of additional tax guidance related to the Tax Act.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2017	2016	2015
United States	$168,370	146,013	155,120
International	617,780	546,476	448,795

Total earnings before income taxes	$786,150	692,489	603,915

Income taxes attributable to earnings before income taxes are:

	2017	2016	2015
Current
United States	$202,374	78,958	101,591
State and local	2,926	3,208	3,352
International	72,138	77,834	71,054

	277,438	160,000	175,997

Deferred
United States	105,174	11,989	(13,771)
State and local	1,658	411	(472)
International	5,273	(13,062)	(4,711)

	112,105	(662)	(18,954)

Total income taxes	$389,543	159,338	157,043

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2017	2016	2015
Statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net	0.3	0.3	0.3
Tax on international earnings	(23.0)	(15.8)	(15.6)
Change in unrecognized tax benefits	1.0	1.7	4.3
Share-based compensation	(4.1)	—	—
Tax Cuts and Jobs Act of 2017	39.4	—	—
Other, net	1.0	1.8	2.0

	49.6%	23.0%	26.0%

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and December 25, 2016 are:

	2017	2016
Deferred tax assets:
Accounts receivable	$31,424	32,277
Inventories	11,198	17,913
Loss and credit carryforwards	36,821	29,752
Operating expenses	15,961	48,024
Pension	8,372	35,255
Other compensation	36,856	66,220
Postretirement benefits	8,497	12,525
Interest rate hedge	6,012	10,286
Tax sharing agreement	5,514	17,339
Other	17,046	25,513

Gross deferred tax assets	177,701	295,104
Valuation allowance	(32,851)	(24,065)

Net deferred tax assets	144,850	271,039

Deferred tax liabilities:
Depreciation and amortization of long-lived assets	29,226	49,484
Equity method investment	12,829	7,056
Other	11,018	7,634

Deferred tax liabilities	53,073	64,174

Net deferred income taxes	$91,777	206,865

At December 31, 2017 and December 25, 2016, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

	2017	2016
Other assets	97,870	212,317
Other liabilities	(6,093)	(5,452)

Net deferred income taxes	$91,777	206,865

The Company has a valuation allowance for certain deferred tax assets at December 31, 2017 of $32,851, which is an increase of $8,786 from $24,065 at December 25, 2016. The valuation allowance pertains to certain U.S. state and international loss and credit carryforwards, some of which have no expiration and others that would expire beginning in 2018.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Tax Act eliminates the deferral of U.S. income tax on these foreign earnings by imposing a transition tax which is a one-time mandatory deemed repatriation tax. As a result we now intend to repatriate substantially all of our accumulated foreign earnings. The Company still has significant cash needs outside the United States, and we are currently analyzing our global working capital and cash requirements. However, tax reform gives more companies flexibility to manage cash globally. We have recorded $1,657 of non-US local country withholding taxes as part of the provisional repatriation tax amount, which will be incurred due to certain future cash distributions. The Company has not finalized the timing of any actual cash distributions or the specific amounts and therefore we could still be subject to some additional foreign withholding taxes and U.S. state taxes. We will record these additional tax effects, if any, in the period that we complete our analysis and are able to make a reasonable estimate.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The Tax Act contains a new law that requires a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, also known as the tax on global intangible low taxed income (GILTI), beginning in 2018. The FASB has provided that companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences, including outside basis differences, expected to reverse as GILTI. Due to the complexity of the new GILTI rules, we are continuing to evaluate this provision of the Tax Act. We have not recorded any provisional amounts as of December 31, 2017 nor have we made an accounting policy choice of including taxable income related to GILTI as either a current period tax expense or factoring such amounts into our measurement of deferred taxes.

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 is as follows:

	2017	2016	2015
Balance at beginning of year	$80,388	63,549	35,416
Gross increases in prior period tax positions	2,518	2,727	491
Gross decreases in prior period tax positions	(28,653)	(3,103)	(1,773)
Gross increases in current period tax positions	34,056	34,155	32,547
Decreases related to settlements with tax authorities	(1,375)	(11,662)	(355)
Decreases from the expiration of statute of limitations	(2,690)	(5,278)	(2,777)

Balance at end of year	$84,244	80,388	63,549

Unrecognized tax benefits as of December 31, 2017, December 25, 2016 and December 27, 2015, were $84,244, $80,388, and $63,549, respectively. If recognized, these tax benefits would have affected our income tax provision for fiscal years 2017, 2016, and 2015, by approximately $77,000, $70,000, and $59,000, respectively.

During 2017, 2016, and 2015 the Company recognized $2,431, $2,135, and $1,422, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 31, 2017, December 25, 2016, and December 27, 2015, the Company had accrued potential interest and penalties of $5,157, $3,966, and $4,778, respectively.

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2013. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2012.

The Company believes it is reasonably possible that a decrease of up to $2,800 in unrecognized tax benefits may be necessary within the coming year as a result of a lapse of statute of limitations.

(11)    Capital Stock

In February 2015, the Company’s Board of Directors authorized the repurchases of up to $500,000 in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2017, the Company repurchased 1,584 shares at an average price of $94.74. The total cost of these repurchases, including transaction costs, was $150,054. At December 31, 2017, $177,966 remained under the current authorizations.

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

Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments using net asset value per share. At December 31, 2017 and December 25, 2016, these investments totaled $24,436 and $23,571, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains (losses) of $1,500, $1,010 and $(682) on these investments in other expense (income), net for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively, relating to the change in fair value of such investments.

At December 31, 2017 and December 25, 2016, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Available-for-sale securities	$3,126	3,126	—	—
Derivatives	12,226	—	12,226	—

Total assets	$15,352	3,126	12,226	—

Liabilities:
Derivatives	$23,051	—	23,051	—
Option agreement	23,980	—	—	23,980

Total liabilities	$47,031	—	23,051	23,980

December 25, 2016
Assets:
Available-for-sale securities	$3,736	3,736	—	—
Derivatives	87,894	—	87,894	—

Total assets	$91,630	3,736	87,894	—

Liabilities:
Derivatives	$11,309	—	11,309	—
Option agreement	28,770	—	—	28,770

Total liabilities	$40,079	—	11,309	28,770

Available-for-sale securities include equity securities of one company quoted on an active public market. The Company’s derivatives consist primarily of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at December 31, 2017 and December 25, 2016 is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include volatility and fair

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

value of the underlying company which are considered unobservable inputs as they reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2017.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

	2017	2016
Balance at beginning of year	$(28,770)	(28,360)
Net gains (losses) from change in fair value	4,790	(410)

Balance at end of year	$(23,980)	(28,770)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At December 31, 2017 and December 25, 2016 these investments had fair values of $24,436 and $23,571, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(13)    Stock Options, Other Stock Awards and Warrants

The Company has reserved 10,127 shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options and share awards are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.

Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 was $56,032, $61,624 and $53,880, respectively, and was recorded as follows:

	2017	2016	2015
Cost of sales	$—	200	366
Product development	3,312	3,248	3,527
Selling, distribution and administration	52,720	58,176	49,987

	56,032	61,624	53,880
Income tax benefit	9,574	20,298	13,489

	$46,458	41,326	40,391

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following table represents total stock compensation expense by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employee members of the Company’s Board of Directors, for the years ended December 31, 2017, December 25, 2016 and December 27, 2015:

	2017	2016	2015
Stock performance awards	$27,522	34,248	27,960
Restricted stock units	20,573	19,908	19,052
Stock options	6,342	5,838	5,419
Non-employee awards	1,595	1,630	1,449

	56,032	61,624	53,880
Income tax benefit	9,574	20,298	13,489

	$46,458	41,326	40,391

Stock Performance Awards

In 2017, 2016 and 2015, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative operating performance targets over the three fiscal years ended December 2019, December 2018, and December 2017 for the 2017, 2016 and 2015 awards, respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. For certain employees, the Stock Performance Awards also include an additional return on invested capital target in addition to the diluted earnings per share and revenue targets. The ultimate amount of the award may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.

Information with respect to Stock Performance Awards for 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Outstanding at beginning of year	1,074	992	655
Granted	428	529	362
Forfeited	(28)	(23)	(25)
Vested	(574)	(424)	—

Outstanding at end of year	900	1,074	992

Weighted average grant-date fair value:
Granted	$99.58	74.69	61.85
Forfeited	$74.86	61.86	53.45
Vested	$52.21	47.21	—
Outstanding at end of year	$77.27	62.19	53.17

Shares granted in 2017 include 227 shares related to the 2015 award, reflecting increases in the ultimate amount of shares to be issued based on the Company’s cumulative results achieved during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance awards granted in 2017. Similarly, shares granted in 2016 included 276 additional shares related to the 2014 award, and shares granted in 2015 included 90 additional shares related to the 2013 award. These shares were excluded from the calculation of the weighted average grant-date fair value of Stock Performance awards granted in 2016 and 2015.

During 2017, 2016 and 2015, the Company recognized $27,522, $34,248 and $27,960, respectively, of expense relating to Stock Performance Awards. Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis, the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected amount of shares to be issued as defined in the respective

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

stock performance award agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. At December 31, 2017, the amount of total unrecognized compensation cost related to these awards is approximately $23,068 and the weighted average period over which this will be expensed is 19 months.

Restricted Stock Units

The Company, as part of its annual equity grant to executive officers and certain other employees, issues restricted stock or grants restricted stock units. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally between three and five years. During 2017, 2016 and 2015, the Company recognized compensation expense, net of forfeitures, on these awards of $20,573, $19,908 and $19,052, respectively. At December 31, 2017, the amount of total unrecognized compensation cost related to restricted stock units is $21,526 and the weighted average period over which this will be expensed is 22 months.

In October 2012, as part of an Amended and Restated Employment Agreement, (the “Agreement”), the Company’s Chief Executive Officer was awarded 587 shares to be granted in two tranches across 2013 and 2014, which were expensed from 2013 through 2017. 468 shares of this award were considered granted in 2013 while the remaining 119 shares were granted in February 2014. These awards provided the recipient with the ability to earn shares of the Company’s common stock based on the Company’s achievement of four stated stock price hurdles and continued employment through December 31, 2017. Per the agreement terms, at the completion of the service period, the recipient was to receive one quarter of the award for each stock price hurdle achieved after April 24, 2013. The four stock price hurdles were $45, $52, $56 and $60 which were required to be maintained for a period of at least thirty days using the average closing price over such period. In August 2014, the Agreement was further amended to include additional requirements. Specifically, if the third and fourth stock price hurdles were achieved, the number of shares ultimately issued was dependent on the average stock price for the thirty day period immediately prior to December 31, 2017. This amendment did not result in any incremental fair value to the award which was used to record compensation expense for the award. At December 31, 2017, all requirements of the Agreement were met and 587 shares were issued.

The Company used a Monte Carlo simulation valuation model to determine the fair value of these awards. The following inputs were used in the simulation that resulted in an average grant date fair value for this award of $35.56:

Inputs
Grant date stock price	$47.28
Stock price volatility	26.12%
Risk-free interest rate	0.65%
Dividend yield	3.38%

Excluding the aforementioned award for 587 shares, information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Outstanding at beginning of year	795	955	937
Granted	203	245	254
Forfeited	(41)	(41)	(52)
Vested	(321)	(364)	(184)

Outstanding at end of year	636	795	955

Weighted average grant-date fair value:
Granted	$98.88	75.23	62.95
Forfeited	$68.01	59.37	51.57
Vested	$57.58	43.89	39.87
Outstanding at end of year	$75.13	61.65	51.22

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Stock Options

Information with respect to stock options for each of the three fiscal years ended December 31, 2017 is as follows:

	2017	2016	2015
Outstanding at beginning of year	2,768	3,445	4,186
Granted	458	492	549
Exercised	(597)	(1,143)	(1,280)
Expired or forfeited	(50)	(26)	(10)

Outstanding at end of year	2,579	2,768	3,445

Exercisable at end of year	1,661	1,708	2,208

Weighted average exercise price:
Granted	$98.80	74.42	61.77
Exercised	$49.31	41.75	37.54
Expired or forfeited	$57.33	56.43	46.38
Outstanding at end of year	$62.12	53.21	46.41
Exercisable at end of year	$50.02	45.50	41.36

With respect to the 2,579 outstanding options and 1,661 options exercisable at December 31, 2017, the weighted average remaining contractual life of these options was 3.69 years and 2.71 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2017 was $77,657 and $67,818, respectively. Substantially all unvested outstanding options are expected to vest.

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2017, 2016 and 2015 was $18.25, $13.01 and $9.29, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2017, 2016 and 2015:

	2017	2016	2015
Risk-free interest rate	1.85%	1.16%	1.34%
Expected dividend yield	2.31%	2.74%	2.98%
Expected volatility	24%	26%	23%
Expected option life	5 years	5 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2017, 2016 and 2015 were $31,406, $47,992 and $41,906, respectively.

At December 31, 2017, the amount of total unrecognized compensation cost related to stock options was $8,228 and the weighted average period over which this will be expensed is 22 months.

Non-Employee Awards

In 2017, 2016 and 2015, the Company granted 16, 23 and 20 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 10 shares from the 2017 grant, 16 shares from the 2016 grant and 16 shares from the 2015 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,595 was recorded in selling, distribution and administration expense in the year ended December 31, 2017, $1,630 in the year ended December 25, 2016 and $1,449 in the year ended December 27, 2015.

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

Expenses related to the Company’s defined benefit pension and defined contribution plans for 2017, 2016 and 2015 were approximately $45,900, $45,200 and $36,000, respectively. Of these amounts, $36,000, $33,300 and $26,600, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.

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

At December 31, 2017, the measurement date, the fair value of the funded plans’ assets were in excess of the projected benefit obligations in the amount of $25,603 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $35,981. At December 25, 2016 the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $28,340 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $35,104.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 31, 2017 and December 25, 2016.

	Pension		Postretirement
	2017	2016	2017	2016
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$372,824	361,060	28,484	26,247
Service cost	1,290	2,100	691	532
Interest cost	15,303	16,106	1,179	1,175
Actuarial (gain) loss	27,670	17,353	3,432	2,380
Benefits paid	(22,579)	(22,508)	(1,633)	(1,850)
Expenses paid	(1,141)	(1,287)	—	—

Projected benefit obligation — ending	$393,367	372,824	32,153	28,484

Accumulated benefit obligation — ending	$393,367	372,824	32,153	28,484

Change in Plan Assets
Fair value of plan assets — beginning	$309,380	259,329	—	—
Actual return on plan assets	44,562	8,961	—	—
Employer contribution	52,767	64,885	—	—
Benefits paid	(22,579)	(22,508)	—	—
Expenses paid	(1,141)	(1,287)	—	—

Fair value of plan assets — ending	$382,989	309,380	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(393,367)	(372,824)	(32,153)	(28,484)
Fair value of plan assets	382,989	309,380	—	—

Funded status	(10,378)	(63,444)	(32,153)	(28,484)
Unrecognized net loss	132,088	138,529	5,853	2,420

Net amount	$121,710	75,085	(26,300)	(26,064)

Accrued liabilities	$(2,448)	(2,553)	(1,630)	(1,599)
Other liabilities	(7,930)	(60,891)	(30,523)	(26,885)
Accumulated other comprehensive earnings (loss)	132,088	138,529	5,853	2,420

Net amount	$121,710	75,085	(26,300)	(26,064)

In fiscal 2018, the Company expects amortization of unrecognized net losses related to its defined benefit pension plans of $8,445 to be included as a component of net periodic benefit cost. The Company does not expect amortization in 2018 related to its postretirement plan.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2017	2016
Pension
Weighted average discount rate	3.71%	4.22%
Mortality table	RP-2014/Scale BB	RP-2014/Scale BB
Postretirement
Discount rate	3.74%	4.26%
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2024	2021

Hasbro’s pension plan assets (the “Plan Assets”) are intended to provide retirement benefits to participants in accordance with the benefit structure established by Hasbro, Inc. The Plan Asset investment managers, who exercise full investment discretion within guidelines outlined in the Plan Asset Investment Policy, are charged with managing the assets with the care, skill, prudence and diligence that a prudent investment professional in similar circumstance would exercise. Investment practices, at a minimum, must comply with the Employee Retirement Income Security Act (ERISA) and any other applicable laws and regulations.

The Plan Asset’s allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the pension plan liabilities. The shared long-term total return goal, presently 6.25%, includes income plus realized and unrealized gains and/or losses on the Plan’s assets. Utilizing generally accepted diversification techniques, the Plan Assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the pension plan long-term obligations to employees. The Company’s asset allocation includes alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies may use derivatives to gain market returns in an efficient and timely manner; however, derivatives are not used to leverage the portfolio beyond the market value of the underlying assets. These alternative investment strategies are included in other equity, total return fund and fixed income asset categories at December 31, 2017 and December 25, 2016. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

The Plan Assets’ investment managers are provided specific guidelines under which they are to invest the assets assigned to them. In general, investment managers are expected to remain fully invested in their asset class with further limitations of risk as related to investments in a single security, portfolio turnover and credit quality.

With the exception of the alternative investment strategies mentioned above, the Plan’s Investment Policy restricts the use of derivatives associated with leverage or speculation. In addition, the Investment Policy also restricts investments in securities issued by Hasbro, Inc. except through index-related strategies (e.g. an S&P 500 Index Fund) and/or commingled funds. In addition, unless specifically approved by the Investment Committee (which comprises members of management, established by the Board to manage and control pension plan assets), certain securities, strategies, and investments are ineligible for inclusion within the Plan Assets.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The assets of the funded plans are managed by investment advisors. The fair values of the plan assets by asset class and fair value hierarchy level (excluding assets for which the fair value is measured using net asset value per share) as of December 31, 2017 and December 25, 2016 are as follows:

	Fair Value	Fair value measurements using:
		Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2017
Equity:
Large Cap	$38,400	38,400	—	—
Small Cap	25,300	25,300	—	—
International measured at net asset value(a)	43,900	43,900	—	—
Other measured at net asset value(a)	300	—	—	—
Fixed Income measured at net asset value(a)	217,200	—	—	—
Total Return Fund measured at net asset value(a)	26,900	26,900	—	—
Cash Equivalents measured at net asset value(a)	31,000	—	—	—

	$383,000	134,500	—	—

2016
Equity:
Large Cap	$29,100	29,100	—	—
Small Cap	29,200	29,200	—	—
International measured at net asset value(a)	40,100	40,100	—	—
Other measured at net asset value(a)	1,300	—	—	—
Fixed Income measured at net asset value(a)	119,500	—	—	—
Total Return Fund measured at net asset value(a)	29,000	29,000	—	—
Cash Equivalents measured at net asset value(a)	61,100	—	—	—

	$309,300	127,400	—	—

(a)	Certain investments that are measured at fair value using the net asset value per share are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Schedule of Changes in Plan Assets disclosed previously in this note.

The Plan’s Level 1 assets consist of investments traded on active markets that are valued using published closing prices.

At December 31, 2017 the Company’s investments for which the fair value is measured using net asset value per share include the following; Fixed income funds—$217,200 of fixed income funds redeemable monthly with five days’ notice,, Cash and cash equivalents—$31,000 of cash and cash equivalents which are redeemable daily and public-private investment funds—$300 consisting of a public-private investment fund which is valued using the net asset value provided by the investment manager and invests in commercial mortgage-backed securities and non-agency residential mortgage-backed securities. The Company believes that the net asset values are the best information available for use in the fair value measurement of these funds.

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

The following is a detail of the components of the net periodic benefit cost for the three years ended December 31, 2017.

	2017	2016	2015
Components of Net Periodic Cost
Pension
Service cost	$1,290	2,100	1,918
Interest cost	15,303	16,106	15,683
Expected return on assets	(19,534)	(17,013)	(18,538)
Amortization of prior service cost	—	—	65
Amortization of actuarial loss	9,082	7,361	7,468
Curtailment/settlement losses	—	—	781

Net periodic benefit cost	$6,141	8,554	7,377

Postretirement
Service cost	$691	532	567
Interest cost	1,179	1,175	1,154
Amortization of actuarial (gain) loss	—	—	(304)
Curtailment gain	—	—	(3,842)

Net periodic benefit cost (income)	$1,870	1,707	(2,425)

See note 17 for additional information on the 2015 curtailment (gain) loss.

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2017	2016	2015
Pension
Weighted average discount rate	4.22%	4.58%	4.22%
Long-term rate of return on plan assets	6.25%	6.75%	7.00%
Postretirement
Discount rate	4.26%	4.64%	4.49%
Health care cost trend rate assumed for next year	7.00%	7.00%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2021	2020

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 31, 2017 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 0.6%.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan for the next five years subsequent to 2017 and in the aggregate for the following five years are as follows:

	Pension	Postretirement
2018	$20,803	1,660
2019	21,125	1,601
2020	21,315	1,552
2021	21,943	1,506
2022	22,391	1,467
2023-2027	117,813	6,922

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 31, 2017 and December 25, 2016, the defined benefit plans had total projected benefit obligations of $127,012 and $118,492, respectively, and fair values of plan assets of $100,766 and $85,678, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $3,473, $1,533 and $2,769 in 2017, 2016 and 2015, respectively. In fiscal 2018, the Company expects amortization of $(36) of prior service costs, $1,026 of unrecognized net losses and $2 of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2017 and in the aggregate for the five years thereafter are as follows: 2018: $2,019; 2019: $2,179; 2020: $2,368; 2021: $2,524; 2022: $2,772; and 2023 through 2027: $17,806.

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

(15)    Leases

Hasbro occupies offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2017, 2016 and 2015 amounted to $63,615, $52,585 and $45,592, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2017 and in the aggregate thereafter are as follows: 2018: $46,868; 2019: $41,330; 2020: $27,374; 2021: $22,930; 2022: $14,532; and thereafter: $21,927.

All leases expire prior to the end of 2037. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2018.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in years 2018 through 2022.

At December 31, 2017 and December 25, 2016, the notional amounts and fair values of assets (liabilities) for the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2017		2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$756,673	(13,695)	945,728	60,520
Sales	423,315	16,144	290,181	9,775
Royalties and Other	196,889	(10,383)	198,849	1,633

Total	$1,376,877	(7,934)	1,434,758	71,928

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 31, 2017 and December 25, 2016 as follows:

	2017	2016
Prepaid expenses and other current assets
Unrealized gains	$13,666	34,265
Unrealized losses	(10,319)	(2,075)

Net unrealized gain	$3,347	32,190

Other assets
Unrealized gains	$11,255	51,839
Unrealized losses	(2,376)	(792)

Net unrealized gain	$8,879	51,047

Accrued liabilities
Unrealized gains	$4,215	8,481
Unrealized losses	(15,484)	(19,790)

Net unrealized loss	$(11,269)	(11,309)

Other liabilities
Unrealized gains	$4,546	—
Unrealized losses	(13,437)	—

Net unrealized loss	$(8,891)	—

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 as follows:

	2017	2016	2015
Consolidated Statements of Operations Classification
Cost of sales	$(1,905)	57,786	66,378
Sales	5,315	7,467	(9,219)
Royalties and other	(6,000)	(5,776)	(566)

Net realized (losses) gains	$(2,590)	59,477	56,593

In addition, net (losses) gains of $(6,847), $400 and $1,169 were reclassified to earnings as a result of hedge ineffectiveness in 2017, 2016 and 2015, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of December 31, 2017 and December 25, 2016, the total notional amount of the Company’s undesignated derivative instruments was $418,471 and $268,308, respectively.

At December 31, 2017 and December 25, 2016, the fair value of the Company’s undesignated derivative financial instruments are recorded in the consolidated balance sheets as follows:

	2017	2016
Prepaid expenses and other assets
Unrealized gains	$—	5,854
Unrealized losses	—	(1,197)

Net unrealized gain	$—	4,657

Accrued liabilities
Unrealized gains	$1,793	—
Unrealized losses	(4,684)	—

Net unrealized loss	$(2,891)	—

Total unrealized gain (losses)	$(2,891)	4,657

The Company recorded net (losses) gains of $(4,267), $32,524 and $48,489 on these instruments to other (income) expense, net for 2017, 2016 and 2015, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.

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

(19)    Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $36,500 and $42,100 at December 31, 2017 and December 25, 2016, respectively.

The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 31, 2017, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2018: $78,290; 2019: $61,181; 2020: $20,171; 2021: $27,046; 2022: $27,046; and thereafter: $15,859. At December 31, 2017, the Company had $81,586 of prepaid royalties, $ 31,444 of which are included in prepaid expenses and other current assets and $50,142 of which are included in other assets.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company. The Company may be subject to additional royalty guarantees totaling $50,000 that are not included in the amounts above that may be payable during the next four years contingent upon the quantity and types of theatrical movie releases by the licensor.

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $41,000 and may range from approximately $4,500 to $7,100 per year during the period 2018 to 2022, and approximately $14,700 in aggregate for all years occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.

At December 31, 2017, the Company estimates payments related to inventory and tooling purchase commitments may total approximately $740,318, including contractual commitments under the manufacturing agreement with Cartamundi as follows: 2018: $110,827; 2019: $104,626; and 2020: $82,917. For additional information about these commitments, see Note 17.

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

Results shown for fiscal years 2017, 2016 and 2015 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2017
U.S. and Canada	$2,690,527	8,157	509,942	19,457	5,849	2,749,384
International	2,233,579	382	228,669	9,527	4,669	2,499,985
Entertainment and
Licensing	285,579	21,889	96,400	5,526	7,637	626,193
Global Operations(a)	97	1,644,650	4,014	92,595	89,619	2,819,768
Corporate and eliminations(b)	—	(1,675,078)	(28,666)	44,731	27,103	(3,405,347)

Consolidated Total	$5,209,782	—	810,359	171,836	134,877	5,289,983

2016
U.S. and Canada	$2,559,907	7,091	522,287	12,764	8,107	2,559,792
International	2,194,651	1,908	294,497	20,768	7,258	2,368,761
Entertainment and
Licensing	265,205	23,220	49,876	9,869	13,072	692,898
Global Operations(a)	59	1,617,370	19,440	78,249	89,051	2,326,566
Corporate and eliminations(b)	—	(1,649,589)	(98,052)	32,820	37,412	(2,856,651)

Consolidated Total	$5,019,822	—	788,048	154,470	154,900	5,091,366

2015
U.S. and Canada	$2,225,518	5,339	430,707	14,946	3,508	2,654,270
International	1,971,875	15	255,365	20,434	7,029	2,345,847
Entertainment and
Licensing	244,685	23,144	76,868	16,251	387	567,753
Global Operations(a)	5,431	1,583,665	12,022	70,794	83,304	2,410,142
Corporate and eliminations(b)	—	(1,612,163)	(83,029)	32,902	47,794	(3,257,295)

Consolidated Total	$4,447,509	—	691,933	155,327	142,022	4,720,717

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.
(b)	Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and eliminations. Furthermore, Corporate and eliminations includes elimination of inter-company income statement transactions. One such example includes licensing and service arrangements with affiliates. Payments received in advance from affiliates are recognized as revenue and eliminated in consolidation as earned and payment becomes assured over the life of the contract. During 2017 and 2016, affiliate licensing and service fees of $298,693 and $283,078, respectively, that were received in 2016 and 2015, respectively, were recognized as revenue and eliminated in consolidation. Corporate and eliminations also includes the elimination of inter-company balance sheet amounts.

The following table represents consolidated International segment net revenues by major geographic region for the three fiscal years ended December 31, 2017.

	2017	2016	2015
Europe	$1,381,949	1,404,478	1,236,846
Latin America	485,088	463,638	426,109
Asia Pacific	366,542	326,535	308,920

Net revenues	$2,233,579	2,194,651	1,971,875

The following table presents consolidated net revenues by brand portfolio for the three fiscal years ended December 31, 2017.

	2017	2016	2015
Franchise brands	$2,567,962	2,327,668	2,285,414
Partner brands	1,271,597	1,412,770	1,101,305
Hasbro gaming	893,019	813,433	662,319
Emerging brands	477,204	465,951	398,471

Net revenues	$5,209,782	5,019,822	4,447,509

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location.

	2017	2016	2015
Net revenues
United States	$2,732,034	2,575,696	2,278,613
International	2,477,748	2,444,126	2,168,896

	5,209,782	5,019,822	4,447,509

Long-lived assets
United States	894,597	933,848	932,790
International	155,558	150,054	178,239

	$1,050,155	1,083,902	1,111,029

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

Sales to the Company’s three largest customers, Wal-Mart Stores, Inc., Toys “R” Us, Inc. and Target Corporation, amounted to 19%, 9% and 9%, respectively, of consolidated net revenues during 2017, 18%, 9% and 9%, respectively, of consolidated net revenues during 2016 and 16%, 9% and 9%, respectively, of consolidated net revenues during 2015. These sales were primarily within the U.S. and Canada segment.

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

HASBRO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Thousands of Dollars and Shares Except Per Share Data)

(21)    Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2017
Net revenues	$849,663	972,506	1,791,502	1,596,111	5,209,782
Operating profit	78,343	99,984	360,944	271,088	810,359
Earnings before income taxes	70,837	86,886	349,841	278,586	786,150
Net earnings (loss)	68,599	67,723	265,583	(5,298)	396,607
Net earnings (loss) attributable to Hasbro, Inc.	68,599	67,723	265,583	(5,298)	396,607

Per common share
Net earnings (loss) attributable to Hasbro, Inc.
Basic	$0.55	0.54	2.12	(0.04)	3.17
Diluted	0.54	0.53	2.09	(0.04)	3.12
Market price
High	$101.08	113.49	116.20	99.17	116.20
Low	77.20	94.76	91.57	87.92	77.20
Cash dividends declared	$0.57	0.57	0.57	0.57	2.28

2016
Net revenues	$831,180	878,945	1,679,757	1,629,940	5,019,822
Operating profit	85,916	84,874	362,101	255,157	788,048
Earnings before income taxes	59,213	67,020	346,324	219,932	692,489
Net earnings	46,971	49,419	256,162	180,599	533,151
Net earnings attributable to Hasbro, Inc.	48,751	52,106	257,798	192,725	551,380

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$0.39	0.42	2.05	1.54	4.40
Diluted	0.38	0.41	2.03	1.52	4.34
Market price
High	$79.40	88.53	87.00	87.96	88.53
Low	65.52	77.44	76.80	76.14	65.52
Cash dividends declared	$0.51	0.51	0.51	0.51	2.04

(22)    Subsequent Event

On February 13, 2018, the U.S. Treasury Department (“Treasury Department”) and the Internal Revenue Service (“IRS”) issued additional guidance on specific aspects of the Tax Act, as discussed in more detail below. The Company will account for this guidance in the period it was issued. This guidance impacts certain positions previously taken with respect to tax amounts recorded in our consolidated financial statements. We will adjust such amounts to reflect this guidance in our consolidated financial statements for the period ending April 1, 2018. We estimate the impact to be a one-time tax expense of approximately $48,000 that will reverse certain discrete benefits recorded in 2017 as well as increase our provisional deemed repatriation tax liability. In addition, our net deemed repatriation tax on the Statement of Cash Flows for the year ended December 31, 2017 will also be impacted by these adjustments. However, additional guidance may be issued requiring adjustments to this estimated amount and provisional amounts recorded which may materially impact our provision for income taxes in the period in which the adjustments are made.

The guidance issued by the Treasury Department and IRS announced modifications to procedures for changing the accounting period of foreign corporations owned by U.S. shareholders that are subject to the deemed repatriation tax under the Tax Act. Revenue Procedure 2018-17 (the “Rev. Proc.) prevents changes to the annual accounting periods of certain foreign corporations in 2017 under either the existing automatic or general procedures if such change could result in the avoidance, reduction, or delay of the deemed Repatriation Tax.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013)”. Based on this assessment, Hasbro’s management concluded that, as of December 31, 2017, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Hasbro, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Hasbro, Inc.’s (and subsidiaries’) (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and December 25, 2016, and the related consolidated statements of operations, comprehensive earnings, cash flows and shareholders’ equity and redeemable noncontrolling interests for each of the fiscal years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG

Providence, Rhode Island

February 26, 2018

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The Company has also posted on its website, in the Corporate Governance location referred to above, copies of its Corporate Governance Principles and of the charters for its (i) Audit, (ii) Compensation, (iii) Cybersecurity and Data Privacy (iv) Finance, (v) Nominating, Governance and Social Responsibility, and (vi) Executive Committees of its Board of Directors.

In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s six Board Committees, are all available free of charge upon request to the Company’s Executive Vice President, Chief Legal Officer and Corporate Secretary, Barbara Finigan, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02861-1059.

Item 11.	Executive Compensation.

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits

(1) Consolidated Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and December 25, 2016

Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2017, 2016 and 2015

Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the Three Fiscal Years Ended in December 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

Included in PART IV of this report:

For the Three Fiscal Years Ended in December 2017, 2016 and 2015:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

Item 16.	Form 10-K Summary

Not applicable.

Exhibit
3.	Articles of Incorporation and Bylaws
	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)
	(e)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 6, 2014, File No. 1-6682.)
	(f)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 5, 2015, File No. 1-6682.)
	(g)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 10, 2015, File No. 1-6682.)
	(h)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
	(i)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
4.	Instruments defining the rights of security holders, including indentures.
	(a)	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)
	(b)	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)
	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)
	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)
	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)
	(f)	Fourth Supplemental Indenture, dated as of May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2014, File No. 1-6682.)
	(g)	Fifth Supplemental Indenture, dated September 13, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2017, File No. 1-6682.)

Exhibit
10.	Material Contracts
	(a)	Amended and Restated Revolving Credit Agreement, dated as of March 30, 2015, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Citizens, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2015, File No. 1-6682.)
	(b)	Increase Supplement added as of August 24, 2017, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., and the lender party hereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017, File No. 1-6682.)
	(c)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(d)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(e)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)
	(f)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(g)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(h)	Amendment, dated July 19, 2013, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013, File No. 1-6682.)
	(i)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)
	(j)	Amended and Restated Hub Television Networks LLC Limited Liability Company Agreement, as amended September 23, 2014, between the Company, Discovery Communications, LLC, Hub Television Networks LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2014, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(k)	Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 1990, File No. 1-6682.) (P)
	(l)	First Amendment to Hasbro, Inc. Retirement Plan for Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(m)	Second Amendment to Hasbro, Inc. Retirement Plan for Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004, File No. 1-6682.)
	(n)	Third Amendment to Hasbro, Inc. Retirement Plan for Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(ii) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)

Exhibit
	(o)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(p)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)
	(q)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)
	(r)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)
	(s)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)
	(t)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(u)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)
	(v)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)
	(w)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders, File No. 1-6682.)
	(x)	Form of 2017 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to John Frascotti, Deborah Thomas, Duncan Billing and Wiebe Tinga.) (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2017, File No. 1-6682.)
	(y)	Form of 2017 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2017, File No. 1-6682.)
	(z)	Form of 2017 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to John Frascotti, Deborah Thomas, Duncan Billing and Wiebe Tinga.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2017, File No. 1-6682.)
	(aa)	Form of 2017 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2017, File No. 1-6682.)
	(bb)	Form of 2017 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to John Frascotti, Deborah Thomas, Duncan Billing, Wiebe Tinga.) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2017, File No. 1-6682.)
	(cc)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)
	(dd)	Hasbro, Inc. 2014 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix F to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)
	(ee)	First Amendment to Hasbro, Inc. 2014 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix E to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)
	(ff)	Hasbro, Inc. 2017 Performance Rewards Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2017, File No. 1-6682.)

Exhibit
	(gg)	Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
	(hh)	Amendment, dated August 5, 2014, to Amended and Restated Employment Agreement, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 6, 2014, File No. 1-6682.)
	(ii)	Amendment, dated December 15, 2016, to Amended and Restated Employment Agreement between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 20, 2016, File No. 1-6682.)
	(jj)	Letter Agreement between the Company and Wiebe Tinga, dated March 4, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, file No. 1-6682.)
	(kk)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)
	(ll)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)
	(mm)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)
	(nn)	Third Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld effective as of November 1, 2013. (Incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2013, File No. 1-6682.)
	(oo)	Form of 2017 Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to John Frascotti, Deborah Thomas, Duncan Billing and Wiebe Tinga.) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2017, File No. 1-6682.)
	(pp)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)
	(qq)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
12.		Statement re computation of ratios.
21.		Subsidiaries of the registrant.
23.		Consent of KPMG LLP.
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Schedule II–Valuation and Qualifying Accounts

Fiscal Years Ended in December

(Thousands of Dollars)

	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other	Balance at End of Year
Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2017	$16,800	23,300	—	(8,700)	$31,400

2016	$14,900	19,500	—	(17,600)	$16,800

2015	$15,900	2,400	—	(3,400)	$14,900

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.

(Registrant)

By:	/s/ Brian D. Goldner	Date: February 26, 2018
Brian D. Goldner
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian D. Goldner Brian D. Goldner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2018

/s/ Deborah M. Thomas Deborah M. Thomas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018

/s/ Kenneth A. Bronfin Kenneth A. Bronfin	Director	February 26, 2018

/s/ Michael R. Burns Michael R. Burns	Director	February 26, 2018

/s/ Hope F. Cochran Hope F. Cochran	Director	February 26, 2018

/s/ Sir Crispin Davis Sir Crispin Davis	Director	February 26, 2018

/s/ Lisa Gersh Lisa Gersh	Director	February 26, 2018

/s/ Alan G. Hassenfeld Alan G. Hassenfeld	Director	February 26, 2018

/s/ Tracy A. Leinbach Tracy A. Leinbach	Director	February 26, 2018

/s/ Edward M. Philip Edward M. Philip	Director	February 26, 2018

/s/ Richard S. Stoddart Richard S. Stoddart	Director	February 26, 2018

/s/ Mary Beth West Mary Beth West	Director	February 26, 2018

/s/ Linda K. Zecher Linda K. Zecher	Director	February 26, 2018