Form 10-Q
period 2018-04-01
HASBRO INC
filed 2018-05-02
CIK 46080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________

FORM 10-Q

______________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 23, 2018 was 124,937,746.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	April 1,	April 2,	December 31,
	2018	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$1,598,944	1,463,081	1,581,234
Accounts receivable, less allowance for doubtful accounts of $94,300
$13,200 and $31,400	612,698	676,945	1,405,399
Inventories	517,439	416,232	433,293
Prepaid expenses and other current assets	292,756	243,475	214,000
Total current assets	3,021,837	2,799,733	3,633,926

Property, plant and equipment, less accumulated depreciation of $436,600,
$392,900 and $422,100	262,418	270,023	259,710

Other assets
Goodwill	573,574	570,937	573,063
Other intangibles, net, accumulated amortization of $911,300, $883,900
and $904,900	210,904	238,069	217,382
Other	660,339	767,108	605,902
Total other assets	1,444,817	1,576,114	1,396,347

Total assets	$4,729,072	4,645,870	5,289,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$21,611	65,294	154,957
Current portion of long-term debt	-	349,814	-
Accounts payable	256,433	241,214	348,476
Accrued liabilities	574,482	545,492	748,264
Total current liabilities	852,526	1,201,814	1,251,697

Long-term debt	1,693,977	1,198,896	1,693,609
Other liabilities	611,210	393,516	514,720
Total liabilities	3,157,713	2,794,226	3,460,026

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none
issued	-	-	-
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued
209,694,630 at April 1, 2018, April 2, 2017,
and December 31, 2017	104,847	104,847	104,847
Additional paid-in capital	1,053,368	1,008,737	1,050,605
Retained earnings	4,090,637	4,145,469	4,260,222
Accumulated other comprehensive loss	(292,395)	(197,171)	(239,425)
Treasury stock, at cost; 84,706,373 shares at April 1, 2018; 84,685,145
shares at April 2, 2017; and 85,244,923 shares at December 31, 2017	(3,385,098)	(3,210,238)	(3,346,292)
Total shareholders' equity	1,571,359	1,851,644	1,829,957

Total liabilities and shareholders' equity	$4,729,072	4,645,870	5,289,983

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended
	April 1,	April 2,
	2018	2017
Net revenues	$716,341	849,663
Costs and expenses:
Cost of sales	255,187	306,082
Royalties	69,652	64,380
Product development	57,384	62,586
Advertising	68,016	80,936
Amortization of intangibles	6,478	7,881
Program production cost amortization	12,034	5,570
Selling, distribution and administration	328,009	243,885
Total costs and expenses	796,760	771,320
Operating profit (loss)	(80,419)	78,343
Non-operating (income) expense:
Interest expense	22,809	24,456
Interest income	(6,248)	(5,564)
Other income, net	(8,592)	(11,386)
Total non-operating expense, net	7,969	7,506
Earnings (loss) before income taxes	(88,388)	70,837
Income tax expense	24,104	2,238
Net earnings (loss)	$(112,492)	68,599

Net earnings (loss) per common share:
Basic	$(0.90)	0.55
Diluted	$(0.90)	0.54
Cash dividends declared per common share	$0.63	0.57

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	April 1,	April 2,
	2018	2017
Net earnings (loss)	$(112,492)	68,599
Other comprehensive earnings (loss):
Foreign currency translation adjustments	12,829	24,673
Unrealized holding losses on available-for-sale securities,	(143)	(31)
net of tax
Net losses on cash flow hedging activities, net of tax	(25,270)	(23,317)
Changes in unrecognized pension amounts, net of tax	(26,058)	-
Reclassifications to earnings (loss), net of tax:
Net losses (gains) on cash flow hedging activities	5,355	(5,374)
Amortization of unrecognized pension and postretirement amounts	1,820	1,448
Total other comprehensive loss, net of tax	(31,467)	(2,601)
Comprehensive earnings (loss)	$(143,959)	65,998

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$(112,492)	68,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	26,221	27,702
Amortization of intangibles	6,478	7,881
Program production cost amortization	12,034	5,570
Deferred income taxes	(16,437)	13,428
Stock-based compensation	10,291	10,844
Other non-cash items	(4,971)	(5,498)
Change in operating assets and liabilities net of acquired and disposed balances:
Decrease in accounts receivable	808,367	660,253
Increase in inventories	(76,516)	(21,377)
Increase in prepaid expenses and other current assets	(78,540)	(7,200)
Program production costs	(11,398)	(11,738)
Decrease in accounts payable and accrued liabilities	(297,669)	(342,533)
Changes in net deemed repatriation tax	75,805	-
Other	(23,434)	5,997
Net cash provided by operating activities	317,739	411,928
Cash flows from investing activities:
Additions to property, plant and equipment	(28,235)	(30,243)
Other	2,007	(781)
Net cash utilized by investing activities	(26,228)	(31,024)
Cash flows from financing activities:
Net repayments of other short-term borrowings	(133,698)	(107,336)
Purchases of common stock	(38,126)	(19,312)
Stock-based compensation transactions	19,518	9,743
Dividends paid	(70,781)	(63,404)
Payments related to tax withholding for share-based compensation	(52,637)	(31,391)
Net cash utilized by financing activities	(275,724)	(211,700)
Effect of exchange rate changes on cash	1,923	11,592
Increase in cash and cash equivalents	17,710	180,796
Cash and cash equivalents at beginning of year	1,581,234	1,282,285
Cash and cash equivalents at end of period	$1,598,944	1,463,081

Supplemental information
Cash paid during the period for:
Interest	$28,699	31,446
Income taxes	$42,481	31,571

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of April 1, 2018 and April 2, 2017, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarter ended April 1, 2018 was a 13-week period. The quarter ended April 2, 2017 was a 14-week period.

The results of operations for the quarter are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2017 period representative of those actually experienced for the full year 2017.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed audited consolidated financial statements for the fiscal year ended December 31, 2017 in its Annual Report on Form 10-K (“2017 Form 10-K”), which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

Recently Adopted Accounting Standards

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its 2017 Form 10-K with the exception of the accounting policies related to revenue recognition, reclassification of disproportionate tax effects from accumulated other comprehensive income (“AOCI”) caused by the Tax Cuts and Jobs Act of 2017 and the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606 or the New Revenue Standard) using the modified retrospective method. ASC 606 supersedes the revenue recognition requirements in ASC 605 – Revenue Recognition and most industry-specific guidance in U.S. GAAP. The New Revenue Standard provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The cumulative impact of the adoption of the New Revenue Standard was not material to the Company therefore the Company did not record any adjustments to retained earnings. This was determined by analyzing contracts not completed as of January 1, 2018.  The Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For further details, see Note 2.

Revenue recognition from the sale of finished product to customers, which is the majority of the Company’s revenues, did not change under the new standard and the Company does not expect material changes in the future as a result of the New Revenue Standard related to the sale of finished product to its customers.  Within the Company’s Entertainment and Licensing segment, the timing of revenue recognition for minimum guarantees that the Company receives from licensees is impacted by the New Revenue Standard.  Prior to the adoption of ASC 606, for licenses of the Company’s brands that are subject to minimum guaranteed license fees, the Company recognized the difference between the minimum guaranteed amount and the actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period, which was in the fourth quarter for most of the Company’s licensee arrangements. In periods following January 1, 2018, minimum guaranteed amounts will be recognized on a straight-line basis over the license period. While the impact of this change will not be material to the year, it will impact the timing of revenue recognition within the Company’s Entertainment and Licensing segment such that under ASC 606, less revenues will be recorded in the fourth quarter and more revenues will be recorded within the first, second, and third quarters. No other areas of the Company’s business were materially impacted by the New Revenue Standard.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement -Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides for a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings, of disproportionate income tax effects arising from the impact of the Tax Cuts and Jobs Act of 2017. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.  The Company adopted ASU 2018-02 in the first quarter of 2018.  The impact of the adoption resulted in a one-time reclassification in the amount of $21,503 from AOCI with a corresponding credit to retained earnings.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted this standard in the first quarter of 2018 and the adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements in the first quarter of 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted this standard in 2018 and the adoption of this standard did not have an impact on the Company’s statement of cash flows for the quarters ended April 1, 2018 and April 2, 2017.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs requiring any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings. The Company adopted this standard in the first quarter of 2018 and the adoption did not have an impact on the Company’s results or consolidated financial statements.

(2) Revenue Recognition

Revenue Recognition

Revenue is recognized when control of the promised goods is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods.  The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

Toy and Games

The majority of the Company’s revenues are derived from sales of finished products to customers.  Revenues from sales of finished products to customers accounted for 90% and 92% of the Company’s revenues for the quarters ended April 1, 2018 and April 2, 2017, respectively.  When determining whether control of the finished products has transferred to the customer, the Company considers any future performance obligations.  Generally, the Company has no post-shipment obligation on sales of finished products to customers and revenues from product sales are recognized upon passing of title to the customer, which is generally at the time of shipment. Any shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within selling, distribution, and administration expenses. For the quarters ended April 1, 2018 and April 2, 2017, these costs were $41,486 and $36,609, respectively.  The Company offers various discounts, rebates, allowances, returns, and markdowns to its customers, (collectively, “allowances”), all of which are considered when determining the transaction price.  Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues.  Other allowances can vary depending on future outcomes such as customer sales volume (“variable consideration”).  The Company estimates the amount of variable consideration using the expected value method.  In estimating the amount of variable consideration using the expected value method, the Company considers various factors including but not limited to: customer terms, historical experience, any expected deviations from historical experience, and existing or expected market conditions.  The Company then records an estimate of variable consideration as a reduction to revenues at the time of sale.  The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change.  Historically, adjustments to estimated variable consideration have not been material.

Entertainment and Licensing

Revenues within the Company’s Entertainment and Licensing segment, which accounted for 9% and 6% of the Company’s revenues for the quarters ended April 1, 2018 and April 2, 2017, respectively, are recorded either over a period of time or at a point in time.  The Company enters into contracts to license its intellectual property, which consists of its brands, in various channels including but not limited to: consumer products such as apparel or home goods, within formats such as on-line games, within venues such as theme parks, or within formats such as motion picture films.  The licensees pay the Company either a sales-based or usage-based royalty, or a combination of both, for use of the brands, in some cases subject to minimum guaranteed amounts or fixed fees.  The license of the Company’s brands provide access to the intellectual property over the term of the license, generally without any other performance obligation of the Company other than keeping the intellectual property active, and is therefore considered a right-to-access license of symbolic intellectual property.  The Company records sales-based or usage-based royalty revenues for right-to-access licenses at the occurrence of the licensees’ subsequent sale or usage. When the arrangement includes a minimum guarantee, the Company records the minimum guarantee on a ratable basis over the term of the license period and does not record the sales-based or usage-based royalty revenues until they exceed the minimum guarantee.  The Company also produces television or streaming programming for licensing to third parties.  The licensees typically pay a fixed fee for the license of the produced content.  The content that the Company delivers to its licensees has stand-alone functionality, generally without any other performance obligation of the Company, and is therefore considered a right-to-use license of functional intellectual property.  The Company records revenues for right-to-use licenses once the license period has commenced and the licensee has the ability to use the delivered content.  In arrangements where the licensee pays the Company a fixed fee for multiple seasons or multiple series of programming, arrangement fees are recorded as revenues based upon their relative fair values.  As of April 1, 2018, the Company did not have any material future performance commitments for film streaming or television orders that have not yet been delivered. The Company also develops application based digital games featuring its brands within the games.  These games are hosted by third-party platform providers.  The Company does not charge a fee to the end users for the download of the games or the ability to play the games.  The end users make in-application purchases of digital currencies, via the Company’s platform providers, with such purchased digital currencies to be used in the games.  The Company records revenues from in-application purchases based on the spending patterns of the players.  For the majority of the Company’s digital games, players spend their currencies in the month of purchase, and therefore revenues are recorded at the time of sale.  The Company has no additional performance obligations other than delivery of the currency via its platform providers.  The Company controls all aspects of the goods delivered to the consumer.  The third-party platform providers are providing only the service of hosting and administering receipt from the end users.  The Company is the principal in the arrangement and revenues are recorded in net revenues inclusive of the fees charged by the third-party platform providers.  The fee charged by the third-party platform providers to the Company are recorded within cost of sales.

Contract Assets and Liabilities

A contract asset is defined as an entity's right to consideration for goods or services that the entity has transferred to a customer.  A contract liability is defined to occur if the customer's payment of consideration precedes the entity's performance and represents the entity's obligation to transfer goods or services to a customer for which the entity has received consideration.  The Company occasionally will require payment from customers for finished product in advance of the customer receiving control of the finished product.  In these situations, the Company defers revenue on the advanced payment until the customer has control of the finished product, generally within the next month.  Within our Entertainment and Licensing segment, the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied.  The Company defers revenues on these advanced payments until its performance obligation is satisfied.  The aggregate deferred revenues are recorded as liabilities and are not material to the Company’s consolidated balance sheets as of April 1, 2018 and December 31, 2017, and the changes in deferred revenues are not material to the Company’s consolidated statement of operations for the quarter ended April 1, 2018.  The Company historically has not recorded contract assets and does not currently expect to record any material contract assets in the future.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable on the consolidated balance sheets as of April 1, 2018, April 2, 2017 and December 31, 2017 are materially from contracts with customers.  In the quarter ended April 1, 2018, the Company recorded a bad debt charge of $59,115 related to a significant customer. The Company had no other material bad debt expense in the quarters ended April 1, 2018 and April 2, 2017.

Disaggregation of revenues

The Company disaggregates its revenues from contracts with customers by segment: US and Canada, International, Entertainment and Licensing, and Global Operations.  The Company further disaggregates revenues within its International segment by major geographic region: Europe, Latin America, and Asia Pacific.  Finally, the Company disaggregates its revenues by brand portfolio into four brand categories: Franchise brands, Partner brands, Hasbro gaming, and Emerging brands.  We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 10, Segment Reporting, for further information.

(3) Earnings (Loss) Per Share

Net earnings (loss) per share data for the quarters ended April 1, 2018 and April 2, 2017 were computed as follows:

	2018		2017
Quarter	Basic	Diluted	Basic	Diluted
Net earnings (loss)	$(112,492)	(112,492)	68,599	68,599

Average shares outstanding	125,073	125,073	125,182	125,182
Effect of dilutive securities:
Options and other share-based awards	-	-	-	2,047
Equivalent Shares	125,073	125,073	125,182	127,229

Net earnings (loss) per common share	$(0.90)	(0.90)	0.55	0.54

For the quarters ended April 1, 2018 and April 2, 2017, options and restricted stock units totaling 3,191 and 638, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of this amount 1,993 would have been included in the calculation of diluted shares had the Company not had a net loss in the first quarter of 2018. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 1,022 shares being included in the diluted earnings per share calculation for the quarter ended April 1, 2018.

(4) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters ended April 1, 2018 and April 2, 2017.

	Quarter Ended
	April 1,	April 2,
	2018	2017

Other comprehensive earnings (loss), tax effect:
Tax benefit on unrealized holding losses	$41	18
Tax benefit on cash flow hedging activities	5,980	5,310
Tax benefit on changes in unrecognized pension amounts	7,565	-
Reclassifications to earnings, tax effect:
Tax benefit on cash flow hedging activities	(794)	(369)
Tax benefit on unrecognized pension and postretirement
amounts reclassified to the consolidated statements of operations	(528)	(822)
Total tax effect on other comprehensive earnings (loss)	$12,264	4,137

Changes in the components of accumulated other comprehensive loss for the three months ended April 1, 2018 and April 2, 2017 are as follows:

			Unrealized
			Holding		Total
		Gains	Gains on	Foreign	Accumulated
	Pension and	(Losses) on	Available-	Currency	Other
	Postretirement	Derivative	for-Sale	Translation	Comprehensive
	Amounts	Instruments	Securities	Adjustments	Loss
2018
Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)
Adoption of ASU 2018-02	(18,065)	(3,660)	222	-	(21,503)
Current period other comprehensive earnings (loss)	(24,238)	(19,915)	(143)	12,829	(31,467)
Balance at April 1, 2018	$(153,274)	(56,402)	1,113	(83,832)	(292,395)

2017
Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)
Current period other comprehensive earnings (loss)	1,448	(28,691)	(31)	24,673	(2,601)
Balance at April 2, 2017	$(116,953)	22,394	1,393	(104,005)	(197,171)

Gains (Losses) on Derivative Instruments

At April 1, 2018, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $36,046 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the first quarter of 2018 or forecasted to be purchased during the remainder of 2018 and, to a lesser extent, 2019 through 2022, intercompany expenses expected to be paid or received during 2018 and 2019, cash receipts for sales made at the end of the first quarter of 2018 or forecasted to be made in the remainder of 2018 and, to a lesser extent, 2019 through 2020. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due in 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At April 1, 2018, deferred losses, net of tax of $20,356 related to these instruments remained in AOCE. For the quarters ended April 1, 2018 and April 2, 2017, losses of $450 and $484, respectively, were reclassified from AOCE to net earnings.

Of the amount included in AOCE at April 1, 2018, the Company expects net losses of approximately $21,415 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(5) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At April 1, 2018, April 2, 2017 and December 31, 2017, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at April 1, 2018, April 2, 2017 and December 31, 2017 also include certain assets and liabilities measured at fair value (see Notes 7 and 9) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of April 1, 2018, April 2, 2017 and December 31, 2017 are as follows:

	April 1, 2018		April 2, 2017		December 31, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value	Cost	Value
6.35% Notes Due 2040	$500,000	585,400	500,000	597,150	500,000	601,800
3.50% Notes Due 2027	500,000	468,000	-	-	500,000	488,300
6.30% Notes Due 2017	-	-	350,000	357,385	-	-
5.10% Notes Due 2044	300,000	299,460	300,000	306,570	300,000	313,320
3.15% Notes Due 2021	300,000	300,480	300,000	305,490	300,000	302,640
6.60% Debentures Due 2028	109,895	128,006	109,895	125,390	109,895	131,390
Total long-term debt	$1,709,895	1,781,346	1,559,895	1,691,985	1,709,895	1,837,450
Less: Current portion	-	-	350,000	357,385	-	-
Less: Deferred debt expenses	15,918	-	10,999	-	16,286	-
Long-term debt	$1,693,977	1,781,346	1,198,896	1,334,600	1,693,609	1,837,450

Current portion of long-term debt at April 2, 2017 of $349,814, as shown on the consolidated balance sheet represents the $350,000 principal of 6.30% notes less $186 of deferred debt expenses.

The fair values of the Company's long-term debt are considered Level 3 fair values (see Note 7 for further discussion of the fair value hierarchy) and are measured using the discounted future cash flows method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a similar debt security. This assumption is considered an unobservable input in that it reflects the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) established a one-year measurement period to complete the accounting for the ASC 740 income tax effects of the Tax Act.  An entity recognizes the impact of those amounts for which the accounting is complete.  For matters that have not been completed, provisional amounts are recorded to the extent they can be reasonably estimated.  For amounts for which a reasonable estimate cannot be determined, no adjustment is made until such estimate can be completed.  For the quarter ended April 1, 2018, the Company obtained additional information affecting the provisional amount initially recorded for the quarter ended December 31, 2017.  As a result, the Company recorded a one-time tax expense of $47,800 which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability.

The Company is no longer subject to U.S. federal income tax examinations for years before 2013. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2012. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

(7) Fair Value of Financial Instruments

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At April 1, 2018, April 2, 2017 and December 31, 2017, these investments totaled $24,584, $23,603 and $24,436, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $448 and $631 on these investments in other income, net for the quarters ended April 1, 2018 and April 2, 2017, respectively, related to the change in fair value of such instruments.

At April 1, 2018, April 2, 2017 and December 31, 2017, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
April 1, 2018
Assets:
Available-for-sale securities	$2,941	2,941	-	-
Derivatives	2,960	-	2,960	-
Total assets	$5,901	2,941	2,960	-

Liabilities:
Derivatives	$39,428	-	39,428	-
Option agreement	23,665	-	-	23,665
Total liabilities	$63,093	-	39,428	23,665

April 2, 2017
Assets:
Available-for-sale securities	$3,687	3,687	-	-
Derivatives	56,017	-	56,017	-
Total assets	$59,704	3,687	56,017	-

Liabilities:
Derivatives	$20,595	-	20,595	-
Option agreement	28,710	-	-	28,710
Total liabilities	$49,305	-	20,595	28,710

December 31, 2017
Assets:
Available-for-sale securities	$3,126	3,126	-	-
Derivatives	12,226	-	12,226	-
Total assets	$15,352	3,126	12,226	-

Liabilities:
Derivatives	$23,051	-	23,051	-
Option agreement	23,980	-	-	23,980
Total Liabilities	$47,031	-	23,051	23,980

Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel (“Discovery”). The option agreement is included in other liabilities at April 1, 2018, April 2, 2017 and December 31, 2017, and is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the three-month period ended April 1, 2018.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2018	2017
Balance at beginning of year	$(23,980)	(28,770)
Gain from change in fair value	315	60
Balance at end of first quarter	$(23,665)	(28,710)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At April 1, 2018, April 2, 2017 and December 31, 2017, these investments had fair values of $24,584, $23,603 and $24,436, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(8) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended April 1, 2018 and April 2, 2017 are as follows:

	Quarter Ended
	Pension		Postretirement
	April 1,	April 2,	April 1,	April 2,
	2018	2017	2018	2017
Service cost	$685	952	188	172
Interest cost	4,016	4,725	292	295
Expected return on assets	(5,205)	(6,281)	-	-
Net amortization and deferrals	2,977	2,694	42	-
Net periodic benefit cost	$2,473	2,090	522	467

During the three months ended April 1, 2018, the Company made cash contributions of $280 to its defined benefit pension plans. During fiscal 2018, the Company expects to make cash contributions to its defined benefit pension plans of approximately $1,300 in the aggregate.

In February 2018, the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan (“Plan”).  During the first quarter of 2018 the Company commenced the plan termination process and expects to complete the transfer of the Plan’s assets to a third-party administrator over a period of eighteen months.  The decision to terminate the Plan follows the 2015 decision to freeze benefits being accrued covering non-union employees after the sale of the Company’s manufacturing facility in East Longmeadow, MA. Benefits covering non-union employees were frozen in December 2007.

In connection with the decision to terminate the Plan, the Company remeasured the projected benefit obligation based on the expected Plan termination costs. This remeasurement utilized a discount rate of 3.2% compared to the discount rate of 3.7% utilized in the December 31, 2017 measurement and resulted in an increase in the projected benefit obligation of $35,192 with offsetting amounts recorded to accumulated other comprehensive losses and deferred taxes. Upon settlement of the pension liability, the Company will reclassify the related pension losses currently recorded to accumulated other comprehensive loss, to the consolidated statements of operations.

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

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2018 through 2022.

At April 1, 2018, April 2, 2017 and December 31, 2017, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	April 1, 2018		April 2, 2017		December 31, 2017
	Notional	Fair	Notional	Fair	Notional	Fair
Hedged transaction	Amount	Value	Amount	Value	Amount	Value
Inventory purchases	$718,925	(31,453)	974,235	35,711	756,673	(13,695)
Sales	375,441	7,323	423,828	1,083	423,315	16,144
Royalties and Other	178,896	(11,602)	324,008	(1,345)	196,889	(10,383)
Total	$1,273,262	(35,732)	1,722,071	35,449	1,376,877	(7,934)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at April 1, 2018, April 2, 2017 and December 31, 2017 as follows:

	April 1,	April 2,	December 31,
	2018	2017	2017
Prepaid expenses and other current assets
Unrealized gains	$458	23,241	13,666
Unrealized losses	(405)	(3,204)	(10,319)
Net unrealized gains	$53	20,037	3,347

Other assets
Unrealized gains	$5,996	39,032	11,255
Unrealized losses	(3,089)	(3,052)	(2,376)
Net unrealized gains	$2,907	35,980	8,879

Accrued liabilities
Unrealized gains	$8,218	9,041	4,215
Unrealized losses	(30,826)	(28,591)	(15,484)
Net unrealized losses	$(22,608)	(19,550)	(11,269)

Other liabilities
Unrealized gains	$2,846	149	4,546
Unrealized losses	(18,930)	(1,167)	(13,437)
Net unrealized losses	$(16,084)	(1,018)	(8,891)

Net gains on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended April 1, 2018 and April 2, 2017 as follows:

	Quarter Ended
	April 1,	April 2,
	2018	2017
Statements of Operations Classification
Cost of sales	$(3,891)	9,874
Sales	332	541
Other	(1,423)	31
Net realized gains	$(4,982)	10,446

In addition, losses of $718 and $4,958 were reclassified to earnings as a result of hedge ineffectiveness for the quarters ended April 1, 2018 and April 2, 2017, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  As of April 1, 2018, April 2, 2017 and December 31, 2017 the total notional amounts of the Company's undesignated derivative instruments were $132,945, $62,806 and $418,471, respectively.

At April 1, 2018, April 2, 2017 and December 31, 2017, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	April 1,	April 2,	December 31,
	2018	2017	2017
Accrued liabilities
Unrealized gains	$383	289	1,793
Unrealized losses	(1,119)	(316)	(4,684)
Net unrealized loss	(736)	(27)	(2,891)

Total unrealized gain, net	$(736)	(27)	(2,891)

The Company recorded net (losses) gains of $(6,700) and $3,581 on these instruments to other income, net for the quarters ended April 1, 2018 and April 2, 2017, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments see Notes 5 and 7.

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

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2018, nor were those of the comparable 2017 period representative of those actually experienced for the full year 2017. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters ended April 1, 2018 and April 2, 2017 are as follows:

	Quarter Ended
	April 1, 2018		April 2, 2017
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$364,297	2,133	451,577	2,391
International	287,945	62	345,281	-
Entertainment and Licensing	64,021	3,576	52,729	3,502
Global Operations (a)	78	253,320	76	260,229
Corporate and Eliminations(b)	-	(259,091)	-	(266,122)
	$716,341	-	849,663	-

	Quarter Ended
	April 1,	April 2,
Operating profit (loss)	2018	2017
U.S. and Canada	$(23,383)	64,754
International	(56,088)	544
Entertainment and Licensing	13,906	11,346
Global Operations (a)	2,176	833
Corporate and Eliminations (b)	(17,030)	866
	$(80,419)	78,343

	April 1,	April 2,	December 31,
Total assets	2018	2017	2017
U.S. and Canada	$2,745,209	2,618,808	2,749,384
International	2,033,928	1,964,343	2,499,985
Entertainment and Licensing	673,248	763,988	626,193
Global Operations	3,293,265	2,218,817	2,819,768
Corporate and Eliminations (b)	(4,016,578)	(2,920,086)	(3,405,347)
	$4,729,072	4,645,870	5,289,983

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

The following table represents consolidated International segment net revenues by major geographic region for the quarters ended April 1, 2018 and April 2, 2017.

	Quarter Ended
	April 1,	April 2,
	2018	2017
Europe	$155,562	216,120
Latin America	65,961	64,756
Asia Pacific	66,422	64,405
Net revenues	$287,945	345,281

The following table presents consolidated net revenues by brand portfolio for the quarters ended April 1, 2018 and April 2, 2017.

	Quarter Ended
	April 1,	April 2,
	2018	2017
Franchise Brands	$361,706	449,160
Partner Brands	200,592	212,962
Hasbro Gaming	105,227	135,766
Emerging Brands	48,816	51,775
Total	$716,341	849,663

Franchise and Emerging Brands net revenues for the first quarter of 2017 have been restated to reflect the move of BABY ALIVE from Emerging Brands to Franchise Brands and the move of LITTLEST PET SHOP from Franchise Brands to Emerging Brands.

Hasbro's total gaming category, including all gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $203,542  for the first quarter of 2018, compared to revenues of $253,289 for the first quarter of 2017.

(11) Subsequent Event

Power Rangers Agreement

On May 1, 2018, the Company announced that it has entered into a definitive agreement with Saban Properties LLC to purchase Saban’s Power Rangers and several other entertainment brands for $522,000 to be paid in a combination of cash and stock.

Hasbro has previously paid Saban Brands $22,250 pursuant to the Power Rangers master toy license agreement, announced by the parties in February of 2018, that was scheduled to begin in 2019. Under the terms of the purchase agreement, Hasbro will pay an additional $229,750 in cash and will issue $270,000 worth of Hasbro common stock for the Power Rangers brand and several other entertainment brands. The agreement includes all related intellectual property, category rights and content libraries owned by Saban Properties and its affiliates. The transaction is subject to a number of closing conditions, including obtaining required regulatory approvals, and is expected to close during the second quarter of 2018.

The transaction, including intangible amortization expense, is not expected to have a material impact on Hasbro’s 2018 results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities, plans and strategies, financial goals, cost savings and efficiency enhancing initiatives and expectations for achieving the Company's financial goals and other objectives. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

EXECUTIVE SUMMARY

Hasbro, Inc. ("Hasbro" or the "Company") is a global play and entertainment company dedicated to Creating the World's Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including Franchise Brands BABY ALIVE, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as Partner Brands. From toys and games, to television, motion pictures, digital gaming and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company's wholly-owned Hasbro Studios and its film labels, Allspark Pictures and Allspark Animation, create entertainment brand-driven storytelling across mediums, including television, film, digital and more.

Each of these principles is executed globally in alignment with Hasbro's strategic plan, its brand blueprint.  At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through product innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories and distribution of television programming based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and other consumer products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands including, but not limited to, BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN, DISNEY’S DESCENDANTS, MARVEL, SESAME STREET, STAR WARS, and DREAMWORKS’ TROLLS. MARVEL, STAR WARS, DISNEY PRINCESS, DISNEY FROZEN and DISNEY’S DECENDANTS are owned by The Walt Disney Company.

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

First quarter 2018 highlights:

·           First quarter net revenues declined 16% to $716.3 million from $849.7 million in the first quarter of 2017 driven by the loss of revenues from the liquidations of Toys“R”Us in the U.S. and the U.K. and uncertainty in other Toys“R”Us operations, as well as higher retail inventory at year-end, which carried into 2018.

·           In the first quarter of 2018, Toys”R”Us announced its plan to liquidate its stores in the United States and the United Kingdom.

·           Net revenues in the U.S. and Canada and International segments declined 19% and 17%, respectively, while the Entertainment and Licensing segment net revenues increased 21%. International segment net revenues included a favorable $19.5 million in foreign currency translation.

·           Net revenues declined in all product categories including Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands by 19%, 6%, 22% and 6%, respectively, during the first quarter of 2018 compared to the first quarter of 2017.

·           Operating loss was $80.4 million in the first quarter of 2018 compared to operating profit of $78.3 million in first quarter of 2017.

·           First quarter 2018 operating profit was negatively impacted by after-tax expenses of $77.1 million related to the Toys“R”Us liquidation and severance associated with the reorganization of the Company’s commercial organization . See “Recent Events” below for further discussion.

·           The net loss of $112.5 million, or $0.90 per diluted share, in the first quarter of 2018 compared to net earnings of $68.6 million, or $0.54 per diluted share, in the first quarter of 2017.

·           In addition to the one-time expenses described above, the net loss for the first quarter of 2018 included additional income tax expense of $47.8 million related to additional guidance issued on U.S. tax reform. See “Recent Events” below for further discussion.

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

Recent Events

Toys“R”Us

During the first quarter of 2018, Toys“R”Us went into liquidation in the U.S. and the U.K.. As a result, the Company recorded lower revenues in part due to the loss of revenues from Toys“R”Us in the U.S. and Europe, as a result of the related liquidations as well as uncertainty in the other Toys“R”Us operations. In association with this, the Company recorded pre-tax expenses of $70.4 million ($61.4 million after-tax) consisting of bad debt expense of $59.1 million, accelerated royalty expense of $7 million and other charges of $4.3 million.

Commercial Reorganization

In the first quarter of 2018, the Company recorded pre-tax severance expense of $17.3 million ($15.7 million after-tax) associated with accelerating its commercial organization transformation. Over the past several years, the Company has invested in developing an omni-channel retail presence, and in 2018 is bringing onboard new skill sets and talent to lead in today’s converged retail environment.

U.S. Tax Reform Update

In the fourth quarter of 2017, the Company recognized a provisional net charge of $296.5 million from the U.S. Tax Cuts and Jobs Act. For the first quarter of 2018, the Company obtained additional information affecting the provisional amount initially recorded in the fourth quarter of 2017.  As a result, the Company recorded a one-time tax expense of $47.8 million which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability.

Amounts Returned to Shareholders

The Company is committed to returning excess cash to its shareholders through quarterly dividends and share repurchases. Hasbro increased the quarterly dividend rate from $0.57 per share to $0.63 per share effective for the dividend to be paid in May 2018.  In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2015, the Company's Board of Directors (the "Board") adopted eight successive share repurchase authorizations with a cumulative authorized repurchase amount of $3,825 million. The eighth authorization was approved in February 2015 for $500 million. During the first quarter of 2018, Hasbro repurchased approximately 0.4 million shares at a total cost of $38.8 million and at an average price of $90.81 per share. As of April 1, 2018, the Company had $139.2 million remaining under this authorization. Share repurchases are subject to market conditions, the availability of funds and other uses of funds.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarters ended April 1, 2018 and April 2, 2017.

	Quarter Ended
	April 1,	April 2,
	2018	2017
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	35.6	36.0
Royalties	9.7	7.6
Product development	8.0	7.4
Advertising	9.5	9.5
Amortization of intangibles	0.9	0.9
Program production cost amortization	1.7	0.7
Selling, distribution and administration	45.8	28.7
Operating profit (loss)	(11.2)	9.2
Interest expense	3.2	2.9
Interest income	(0.9)	(0.7)
Other income, net	(1.2)	(1.3)
Earnings (loss) before income taxes	(12.3)	8.3
Income tax expense	3.4	0.3
Net earnings (loss)	(15.7)%	8.1%

RESULTS OF OPERATIONS – CONSOLIDATED

The quarter ended April 1, 2018 was a 13-week period while the quarter ended April 2, 2017 was a 14-week period. The net loss for the first quarter of 2018 was $112.5 million compared to net earnings of $68.6 million for the first quarter of 2017.  Diluted loss per share for the first quarter of 2018 was $0.90, down from diluted earnings per share of $0.54 in the first quarter of 2017. The net loss for the quarter ended April 1, 2018 includes incremental bad debt expense and other costs, net of tax, of $61.4 million, or $0.49 per diluted share, related to Toys“R”Us, $15.7 million net of tax, or $0.12 per diluted share, of severance costs related to a commercial reorganization, and tax expense of $47.8 million, or $0.38 per diluted share, related to U.S. tax reform and additional guidance issued in the first quarter of 2018.

Consolidated net revenues for the first quarter of 2018 decreased 16% compared to the first quarter of 2017 and included a favorable impact from foreign currency translation of $20.7 million as a result of strengthening currencies in the European, Latin American and Asia Pacific markets in 2018 compared to 2017.

The following table presents net revenues by brand portfolio for the quarters ended April 1, 2018 and April 2, 2017.

	Quarter Ended
	April 1,	April 2,	%
	2018	2017	Change
Franchise Brands	$361.7	449.2	-19%
Partner Brands	200.6	213.0	-6%
Hasbro Gaming	105.2	135.8	-22%
Emerging Brands	48.8	51.7	-6%
Total	$716.3	849.7	-16%

Franchise and Emerging Brands net revenues for the first quarter of 2017 have been restated to reflect the move of BABY ALIVE from Emerging Brands to Franchise Brands and the move of LITTLEST PET SHOP from Franchise Brands to Emerging Brands.

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 19% in the first quarter of 2018 compared to the first quarter of 2017. Increased revenues from MONOPOLY were more than offset by declines in all other Franchise Brands during the first quarter of 2018.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 6% in the first quarter of 2018 compared to the first quarter of 2017.  Revenue growth from MARVEL and BEYBLADE products, was more than offset by declines in net revenues from DISNEY PRINCESS, DREAMWORKS’ TROLLS and YO-KAI WATCH products and other Partner Brand revenues.

HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio decreased 22% in the first quarter of 2018 compared to the first quarter of 2017.  Higher net revenues from new social games, such as DON’T STEP IN IT, as well as other games, such as DUNGEONS & DRAGONS and JENGA were more than offset by declines in PIE FACE, SPEAK OUT and certain other Hasbro Gaming products in the first quarter of 2018.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $203.5 million for the first quarter of 2018, down 20%, versus $253.3 million in the first quarter 2017.

EMERGING BRANDS: Net revenues from the Emerging Brands portfolio decreased 6% during the first quarter of 2018 compared to the same period in 2017. Net sales from the introduction of the Company’s line of STRETCH ARMSTRONG products and higher net revenues of LITTLEST PET SHOP products were more than offset by declines in FURREAL FRIENDS products and certain other Emerging Brands products during the first quarter of 2018.

Operating loss for the first quarter of 2018 was $80.4 million compared to operating profit of $78.3 million for the first quarter of 2017. Operating profit was negatively impacted by the loss of revenues and incremental bad debt expense associated with the Toys“R”Us liquidations in the U.S. and U.K. and uncertainty related to other Toys“R”Us operations, as well as severance costs associated with the reorganization of the Company’s commercial organization and higher programming amortization costs during the first quarter of 2018.  These negative impacts were partially offset by lower advertising and intangible asset amortization costs. Foreign currency translation did not have a significant impact on operating profit results in the first quarter of 2018.

SEGMENT RESULTS

Most of the Company's net revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment.  The results of these operations are discussed in detail below.

The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended April 1, 2018 and April 2, 2017.

	Quarter Ended
	April 1,	April 2,	%
	2018	2017	Change
Net Revenues
U.S. and Canada segment	$364.3	$451.6	-19%
International segment	287.9	345.3	-17%
Entertainment and Licensing segment	64.0	52.7	21%

Operating Profit (Loss)
U.S. and Canada segment	$(23.4)	$64.8	(i)
International segment	(56.1)	0.5	(i)
Entertainment and Licensing segment	13.9	11.3	23%
(i) Variance is greater than 100%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the first quarter of 2018 decreased 19% compared to the first quarter of 2017.  Foreign currency translation did not have a significant impact on this segment's net revenues. In the first quarter of 2018, net revenues declined in the Franchise Brands, Hasbro Gaming and Emerging Brands product categories while Partner Brands net revenues increased slightly.

In the Franchise Brands portfolio increases in net revenues from MY LITTLE PONY and MONOPOLY products were more than offset by lower net revenues from NERF, MAGIC: THE GATHERING, BABY ALIVE, PLAY-DOH and TRANSFORMERS products.  In the Partner Brands portfolio, higher net revenues from MARVEL, BEYBLADE, STAR WARS, and DISNEY’S DESCENDANTS products were more than offset by lower net revenues from the Company’s DISNEY PRINCESS products as well as DREAMWORKS’ TROLLS and YO-KAI WATCH products. In the Hasbro Gaming portfolio, higher net revenues from DUNGEONS & DRAGONS products and new social games, including DON’T STEP IN IT, were more than offset by decreased net revenues from PIE FACE, SPEAK OUT and certain other Hasbro Gaming products. In the Emerging Brands portfolio, decreased net revenues from FURREAL FRIENDS products and certain other Emerging Brands were partially offset by net revenues from the introduction of the Company’s line of STRETCH ARMSTRONG content and products.

U.S. and Canada segment operating loss for the first quarter of 2018 was $23.4 million, compared to segment operating profit of $64.8 million, for the first quarter of 2017. The operating loss for the first quarter of 2018 included expenses of $52.3 million related to the Toys“R”Us liquidation in the U.S. The remaining decline in operating profit was due to the lower sales as well as higher freight expense due to new trucking regulations in the U.S. during the first quarter of 2018.

International Segment

International segment net revenues declined 17% to $287.9 million for the quarter ended April 1, 2018 from $345.3 million for the quarter ended April 2, 2017. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended April 1, 2018 and April 2, 2017.

	Quarter Ended
	April 1,	April 2,	%
	2018	2017	Change
Europe	$155.5	216.1	-28%
Latin America	66.0	64.8	2%
Asia Pacific	66.4	64.4	3%
Net revenues	$287.9	345.3	-17%

The variance in International segment net revenues includes a favorable benefit of $19.5 million from foreign currency translation, primarily related to the Company’s European region, and, to a lesser extent, Asia Pacific and Latin American regions during the first quarter of 2018 compared to the first quarter of 2017.  International segment net revenues declined during the first quarter of 2018 in all brand portfolios including Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands compared to the same period in 2017.  The decrease in Franchise Brands portfolio net revenues reflects a decrease of all Franchise Brands.  In the Partner Brands portfolio, higher net revenues from MARVEL and BEYBLADE products were more than offset by lower net revenues from the Company’s line of DISNEY PRINCESS and DREAMWORKS’ TROLLS products as well as lower net revenues from STAR WARS, YO-KAI WATCH, and DISNEY FROZEN products.  In the Hasbro Gaming portfolio, lower net revenues from PIE FACE and other Hasbro Gaming products were partially offset by higher net revenues from JENGA products. In the Emerging Brands portfolio, the declines were primarily driven by not having comparable sales of FURBY in the first quarter of 2018.

International segment operating loss was $56.1 million for the first quarter of 2018 from operating profit of $0.5 million for the first quarter of 2017. The operating loss for the first quarter of 2018 includes $11.2 million of expenses related to the Toys“R”Us liquidation in the United Kingdom and uncertainty over the other Toys“R”Us operations in Europe. The remaining decrease in operating profit was driven by lower product sales and non-Toys“R”Us related bad debt expense in the first quarter of 2018.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues increased 21% for the first quarter of 2018 to $64.0 million compared to $52.7 million for the first quarter of 2017. Higher revenues from consumer products and digital game licensing, and to a lesser extent, the impact of the adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC-606), drove growth during the first quarter of 2018.

Entertainment and Licensing segment operating profit increased to $13.9 million, or 21.7% of segment net revenues, for the quarter ended April 1, 2018 from $11.3 million, or 21.5% of segment net revenues, for the quarter ended April 2, 2017. Overall, the increase in Entertainment and Licensing segment operating profit was primarily due to increased revenues noted above, partially offset by higher programing amortization costs related to MY LITTLE PONY: THE MOVIE in the first quarter of 2018.

Global Operations

The Global Operations segment operating profit of $2.2 million for the quarter ended April 1, 2018 compared to an operating profit of $0.8 million for the quarter ended April 2, 2017.  The increase in operating results is primarily attributable to lower cost of sales in the first quarter of 2018 compared to the same period in 2017.

Corporate and Eliminations

The operating loss in Corporate and eliminations totaled $17.0 million for the first quarter of 2018 compared to an operating profit of $0.9 million for the first quarter of 2017. Included in the Corporate and eliminations operating loss in the first quarter of 2018 was $7 million of expenses associated with Toys“R”Us and $17.3 million of severance for the reorganization of the Company’s commercial organization.

OPERATING COSTS AND EXPENSES

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended April 1, 2018 and April 2, 2017.

	Quarter Ended
	April 1,	April 2,
	2018	2017
Cost of sales	35.6%	36.0%
Royalties	9.7	7.6
Product development	8.0	7.4
Advertising	9.5	9.5
Amortization of intangibles	0.9	0.9
Program production cost amortization	1.7	0.7
Selling, distribution and administration	45.8	28.7

Cost of sales decreased 17% from $306.1 million, or 36.0% of net revenues, for the first quarter of 2017 to $255.2 million, or 35.6% of net revenues for the first quarter of 2018.  Costs of sales decreased in dollars primarily due to lower sales volumes compared to the first quarter of 2017. As a percent of net revenues, the cost of sales decrease was driven by product mix, more favorable profit margins on closeout sales as well as increased Entertainment and Licensing revenues which generate higher margins, partially offset by higher sales allowances and obsolescence charges as a result of the Toys“R”Us liquidations.

Royalty expense for the first quarter of 2018 was $69.7 million, or 9.7% of net revenues, compared to $64.4 million, or 7.6% of net revenues, for the first quarter of 2017.  Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. In the first quarter of 2018, the increase in royalty expense was driven primarily by accelerated royalty charges incurred as a result of the loss of Toys“R”Us product sales.

Product development expense for the first quarter of 2018 was $57.4 million, or 8.0% of net revenues, compared to $62.6 million, or 7.4% of net revenues, for the first quarter of 2017.  The favorable decline was driven by the capitalization of certain costs of the digital version of MAGIC: THE GATHERING in 2018 as it has reached the later stages of its development and approaches its launch date, as compared to comparable costs that were expensed in 2017 based on the fact that the game was in its earlier stages of development.

Advertising expense for the first quarter of 2018 was $68.0 million, or 9.5% of revenues, compared to $80.9 million, or 9.5% of net revenues, for the first quarter of 2017.  The lower spend in advertising expense was primarily due to lower revenues in the first quarter of 2018.  Advertising expense was consistent as a percent of net revenues.

Amortization of intangibles was $6.5 million, or 0.9% of net revenues for the first quarter of 2018 compared to $7.9 million, or 0.9% of net revenues, for the first quarter of 2017.  The decrease reflects the full amortization of property rights related to Backflip during the second quarter of 2017.

Program production cost amortization increased to $12.0 million or 1.7% of net revenues, for the first quarter of 2018 from $5.6 million, or 0.7% of net revenues, for the first quarter of 2017. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The increase in dollars and as a percent of net revenues reflects amortization of production expense related to MY LITTLE PONY: THE MOVIE and higher television programming costs as a result of higher programming revenues in the first quarter of 2018.

For the quarter ended April 1, 2018, the Company's selling, distribution and administration expenses increased to $328.0 million, or 45.8% of net revenues, from $243.9 million, or 28.7% of net revenues, for the quarter ended April 2, 2017. This increase was primarily driven by $60.3 million of bad debt and other expenses related to Toys“R”Us, as well as $17.3 million of severance costs related to the reorganization of the Company’s commercial organization. In addition to these expenses, the increase was also due to higher bad debt expense in the International segment and higher freight and warehousing expenses. These increases were partially offset by higher expense levels in the first quarter of 2017 due to the additional week in the quarter.

NON-OPERATING (INCOME) EXPENSE

Interest expense in the first quarter of 2018 totaled $22.8 million compared to $24.5 million for the comparable period of 2017 reflecting lower levels of borrowing in 2018 compared to 2017.

Interest income was $6.2 million in the first quarter of 2018 compared to $5.6 million in the first quarter of 2017. Higher invested cash balances and higher average interest rates in 2018 compared to 2017 contributed to the increase.

Other income, net of $(8.6) million for the first quarter of 2018 compared to $(11.4) million in the first quarter of 2017.  The decrease in the first quarter was primarily due to lower foreign exchange gains in 2018 compared to 2017, partially offset by higher earnings from the Company’s joint venture with Discovery in 2018.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) established a one-year measurement period to complete the accounting for the ASC 740 income tax effects of the Tax Act.  An entity recognizes the impact of those amounts for which the accounting is complete.  For matters that have not been completed, provisional amounts are recorded to the extent they can be reasonably estimated.  For amounts for which a reasonable estimate cannot be determined, no adjustment is made until such estimate can be completed.  For the first quarter of 2018, the Company obtained additional information affecting the provisional amount initially recorded in the fourth quarter of 2017.  As a result, the Company recorded a one-time tax expense of $47.8 million which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability.

Income tax expense totaled $24.1 million on pre-tax loss of $88.4 million in the first quarter compared to income tax expense of $2.2 million on pre-tax earnings of $70.8 million in the first quarter of 2017. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first quarter of 2018, unfavorable discrete tax adjustments were a net expense of $34.9 million compared to a net benefit of $15.4 million in the first quarter of 2017. The unfavorable discrete tax adjustments for the first quarter of 2018 primarily relate to changes in guidance on U.S. tax reform, which resulted in the reversal of a tax benefit recorded in 2017 and additional repatriation tax liability, partially offset by excess tax benefits on share-based payments.  Absent discrete items, the adjusted tax rate for the first quarters of 2018 and 2017 were 16.5% and 24.9%, respectively. The decrease in the adjusted tax rate of 16.5% for the first quarter of 2018 is primarily due to the tax impact of the lower U.S. corporate tax rate.

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

Accounting Pronouncement Updates

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606 or the New Revenue Standard) using the modified retrospective method. ASC 606 supersedes the revenue recognition requirements in ASC 605 – Revenue Recognition and most industry-specific guidance in U.S. GAAP. The New Revenue Standard provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The cumulative impact of the adoption of the New Revenue Standard was not material to the Company therefore the Company did not record any adjustments to retained earnings. This was determined by analyzing contracts not completed as of January 1, 2018. The Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Revenue recognition from the sale of finished product to customers, which is the majority of the Company’s revenues, did not change under the new standard and the Company does not expect material changes in the future as a result of the New Revenue Standard related to the sale of finished product to its customers.  Within the Company’s Entertainment and Licensing segment, the timing of revenue recognition for minimum guarantees that the Company receives from licensees is impacted by the New Revenue Standard.  Prior to the adoption of ASC 606, for licenses of the Company’s brands that are subject to minimum guaranteed license fees, the Company recognized the difference between the minimum guaranteed amount and the actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period, which was in the fourth quarter for most of the Company’s licensee arrangements. In periods following January 1, 2018, minimum guaranteed amounts will be recognized on a straight-line basis over the license period. While the impact of this change will not be material to the year, it will impact the timing of revenue recognition within the Company’s Entertainment and Licensing segment such that under ASC 606, less revenues will be recorded in the fourth quarter and more revenues will be recorded within the first, second, and third quarters. No other areas of the Company’s business were materially impacted by the New Revenue Standard. Refer to Note 2 of our Consolidated Financial Statements for further information.

In February 2016, the FASB issued ASU 2016-02, Leases  (Topic 842) (ASU 2016-02), which will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be based on the present value of lease payments and the asset will be based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Additional quantitative and qualitative disclosures will be required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018 and must be adopted using a modified retrospective transition. The Company has evaluated the requirements of ASU 2016-02 and is continuing to assess its potential impact on the Company’s consolidated financial statements. The Company has a significant number of leases globally, primarily for property and office equipment, and is in the process of identifying and evaluating these leases  as well as designing systems and processes to properly record these leases in relation to the requirements of ASU 2016-02. For each of these leases, the term will be evaluated, including extension and renewal options as well as the lease payments associated with the leases.  The standard also includes certain practical expedients that may be used in the adoption of the standard. The Company is in the process of evaluating which of these practical expedients it will use when adopting the standard. The Company does not expect that its results of operations will be materially impacted by this standard.  The Company expects to record assets and liabilities on its consolidated balance sheets upon adoption of this standard, which may be material.  The adoption of this standard will not have an impact on the Company’s cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted this standard in 2018 and the adoption of this standard did not have an impact on the Company’s statement of cash flows for the quarters ended April 1, 2018 and April 2, 2017.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Accounting for Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs requiring any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings. The Company adopted this standard in the first quarter of 2018 and the adoption did not have an impact on the Company’s results or consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company adopted this standard in the first quarter of 2018 and the adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements in the first quarter of 2018.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement -Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides for a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings, of disproportionate income tax effects (“stranded tax effects”) arising from the impact of the Tax Cuts and Jobs Act. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.  The Company adopted ASU 2018-02 in the first quarter of 2018.  The impact of the adoption resulted in a decrease to AOCI in the amount of $21.5 million with a corresponding increase to retained earnings.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the underlying hedged item in the financial statements.  The impact of the standard includes elimination of the requirement to separately measure and recognize hedge ineffectiveness and requires the presentation of fair value adjustments to hedging instruments to be included in the same income statement line as the hedged item. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted.  The Company is currently evaluating the standard but does not expect the standard to have a material impact on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In the first quarter of 2018 and 2017 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, used borrowings under its available lines of credit and commercial paper program.

The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2018. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

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

As of April 1, 2018, the Company's cash and cash equivalents totaled $1,598.9 million, substantially all of which is held outside of the United States. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which provides significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings, estimated to be $288.5 million as of April 1, 2018. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of April 1, 2018 is denominated in the U.S. dollar.

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

The table below outlines key financial information pertaining to our consolidated balance sheets including the quarter-over-quarter changes.

	Quarter Ended
	April 1,	April 2,	%
	2018	2017	Change
Cash and cash equivalents	$1,598.9	1,463.1	9%
Accounts receivable, net	612.7	676.9	-10%
Inventories	517.4	416.2	24%
Prepaid expenses and other current assets	292.8	243.5	20%
Other assets	1,444.8	1,576.1	-8%
Accounts payable and accrued liabilities	830.9	786.7	6%
Other liabilities	611.2	393.5	55%

Accounts receivable decreased 10% to $612.7 million at April 1, 2018, compared to $676.9 million at April 2, 2017. The decrease reflects an increase from foreign exchange translation of $11.9 million and a decrease resulting from the 16% decrease in net revenues in the first quarter of 2018 as compared to the first quarter of 2017. The balance at April 1, 2018 includes a $77.0 million allowance for doubtful accounts related to Toys“R”Us.  Days sales outstanding of 78 at April 1, 2018 was consistent with 78 days at April 2, 2017.

Inventories increased 24% to $517.4 million at April 1, 2018 from $416.2 million at April 2, 2017. The increase includes an increase of $23.8 million from the impact of foreign exchange. The remaining increase is primarily related to sales declines in the first quarter of 2018.

Prepaid expenses and other current assets increased 20% to $292.8 million at April 1, 2018 from $243.5 million at April 2, 2017. The increase was related to higher prepaid royalties, higher prepaid income taxes primarily due to reduced earnings in the first quarter of 2018 and higher prepaid non-income related taxes, primarily value-added taxes.  These increases were partially offset by lower unrealized gains on foreign exchange contracts as a result of a weaker U.S. dollar in the first quarter of 2018.

Goodwill and other intangible assets, net, decreased to $784.5 million at April 1, 2018 from $809.0 million at April 2, 2017. The decrease was due to amortization of intangible assets over the last twelve months.

Other assets decreased approximately 14% to $660.3 million at April 1, 2018 from $767.1 million at April 2, 2017. The decrease was primarily related to lower deferred tax asset balances reflecting the decrease in the Company’s U.S. tax rate as a result of tax reform enacted in the fourth quarter of 2017, decreases in the value of long-term foreign exchange contracts, lower long-term royalty advances and the settlement of a long-term note receivable in the fourth quarter of 2017.  These decreases were partially offset by higher capitalized movie and television production costs, net of related production rebates in 2018.

Accounts payable and accrued liabilities increased 6% to $830.9 million at April 1, 2018 from $786.7 million at April 2, 2017. Contributing to the increase were severance charges accrued during the first quarter of 2018, higher accounts payable balances in the Company’s Global Operations business, higher accrued income tax balances related to the current portion of the repatriation tax, increased liability for foreign currency forward contracts as result of strengthening foreign currencies and higher accrued dividends due to a higher dividend rate in 2018.  These increases were partially offset by lower royalty balances in 2018 due to declines in in Partner Brand sales as well as lower accrued advertising at April 1, 2018.

Other liabilities increased 55% to $611.2 million at April 1, 2018 from $393.5 million at April 2, 2017. The increase is primarily due to the $264.1 million estimated long-term portion of the repatriation tax liability. This increase is partially offset by a decrease in the Company’s pension liabilities due to a $50.0 million contribution in 2017 offset by an increase due to the remeasurement of the U.S. pension liability as a result of the Company’s decision in the first quarter of 2018 to terminate the plan.

Cash Flow

Net cash provided by operating activities in the first quarter of 2018 was $317.7 million compared to $411.9 million in the first quarter of 2017.  The reduction in cash flow from operations reflects lower earnings in the first quarter of 2018 as compared to the first quarter of 2017. For the fiscal year ended December 31, 2017, net cash provided by operating activities was $724.4 million.

Net cash utilized by investing activities was $26.2 million in the first quarter of 2018 compared to $31.0 million in the first quarter of 2017. Additions to property, plant and equipment were $28.2 million in the first quarter of 2018 compared to $30.2 million in the first quarter of 2017.

Net cash utilized by financing activities was $275.7 million in the first quarter of 2018 compared to $211.7 million in the first quarter of 2017.  Cash payments related to purchases of the Company's common stock were $38.1 million in the first quarter of 2018 compared to $19.3 million in the first quarter of 2017. At April 1, 2018, the Company had $139.2 million remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first quarter of 2018 totaled $70.8 million compared to $63.4 million in the first quarter of 2017 reflecting a higher dividend rate on the February 2018 dividend compared to the February 2017 dividend. Net repayments of short-term borrowings were $133.7 million in the first quarter of 2018 compared to net repayments of $107.3 million in the first quarter of 2017.  Financing activities in the first quarter of 2018 and 2017 include payments of $52.6 million and $31.4 million, respectively, relating to tax payments made to tax authorities for which shares were withheld from employees’ share-based payment awards.

Sources and Uses of Cash

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days.  The notes are sold under customary terms in the commercial paper market and are issued at a discount or par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis.  The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At April 1, 2018, the Company had no outstanding borrowings related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $1,000.0 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness.  Prior to September 2017, the Agreement provided for a $700.0 million revolving credit facility.  During the third quarter of 2017 and pursuant to the Agreement, the Company proposed and the Lenders agreed to increase the committed borrowing facility from $700.0 million to $1,000.0 million.  The Company was in compliance with all covenants as of and for the quarter ended April 1, 2018. The Company had no borrowings outstanding under its committed revolving credit facility at April 1, 2018. However, the Company had letters of credit outstanding under this facility as of April 1, 2018 of approximately $1.1 million. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of April 1, 2018 were approximately $998.9 million. The Company also has other uncommitted lines from various banks, of which approximately $64.5 million was utilized at April 1, 2018, including $42.9 million of outstanding letters of credit and $21.6 million of outstanding borrowings.

The Company has principal amounts of long-term debt at April 1, 2018 of $1,709.9 million, due at varying times from 2021 through 2044. The Company also had letters of credit of approximately $43.5 million and purchase commitments of approximately $393.9 million outstanding at April 1, 2018.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $77.6 million at April 1, 2018, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include recoverability of goodwill and income taxes. These critical accounting policies are the same as those detailed in the 2017 Form 10-K.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2018 through 2022 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At April 1, 2018, these contracts had net unrealized losses of $36.5 million, of which $0.1 million of unrealized gains are recorded in prepaid expenses and other current assets, $2.9 million of unrealized gains are recorded in other assets, $23.4 million of unrealized losses are recorded in accrued liabilities and $16.1 million of unrealized losses are recorded in other liabilities. Included in accumulated other comprehensive loss at April 1, 2018 are deferred losses, net of tax, of $36.0 million, related to these derivatives.

At April 1, 2018, the Company had fixed rate long-term debt of $1,709.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at April 1, 2018 are deferred losses, net of tax, of $20.4 million related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 1, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A. of its Annual Report on Form 10-K, for the year ended December 31, 2017 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

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

·           the impact of the bankruptcy filing by Toys “R” Us in the United States and Canada, and the subsequent liquidation of the Toys“R”Us business in the U.S., including lost sales and bad debt expense;

·           the ability of Toys “R” Us to successfully re-emerge from bankruptcy in Canada;

·           the liquidation of Toys“R”Us in the United Kingdom, including lost sales and bad debt expense;

·           uncertainty as to the future of the Toys“R”Us business elsewhere in the world;

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

·           concentration of manufacturing of the substantial majority of the Company's products by third party vendors in the People's Republic of China and the associated impact to the Company of social, economic or public health conditions and other factors affecting China, the movement of people and products into and out of China, the cost of producing products in China and the cost of exporting them to the Company's other markets or affecting the exchange rates for the Chinese Renminbi, including, without limitation, the impact of tariffs or other trade restrictions being imposed upon goods manufactured in China and exported to other markets;

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

Repurchases Made in the Quarter (in whole dollars and number of shares)

(d)
Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	(a) Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs
January 2018
1/1/18 – 1/28/18	272,026	$91.88	272,026	$152,971,686
February 2018
1/29/18 – 3/4/18	13,800	$95.02	13,800	$151,660,476
March 2018
3/5/18 – 4/1/18	141,235	$88.34	141,235	$139,183,482
Total	427,061	$90.81	427,061	$139,183,482

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

10.1    Form of 2018 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.  (Applicable for John Frascotti, Deb Thomas, Steve Davis and Wiebe Tinga.)

10.2    Form of 2018 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.3    Form of 2018 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.  (Applicable for John Frascotti, Deb Thomas, Steve Davis and Wiebe Tinga.)

10.4    Form of 2018 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.5    Form of 2018 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.  (Applicable for John Frascotti, Deb Thomas, Steve Davis and Wiebe Tinga.).

10.6    Form of 2018 Non-Competition, Non-Solicitation and Confidentiality Agreement.  (Applicable for John Frascotti, Deb Thomas and Wiebe Tinga.)

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

HASBRO, INC.
(Registrant)

Date: May 2, 2018	By: /s/ Deborah Thomas
Deborah Thomas

Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)