Form 10-Q
period 2018-07-01
HASBRO INC
filed 2018-08-01
CIK 46080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________

FORM 10-Q

______________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of July 23, 2018 was 126,938,974.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	July 1,	July 2,	December 31,
	2018	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$1,159,072	1,433,500	1,581,234
Accounts receivable, less allowance for doubtful accounts of $95,900
$15,200 and $31,400	739,268	846,547	1,405,399
Inventories	610,248	557,507	433,293
Prepaid expenses and other current assets	319,045	257,251	214,000
Total current assets	2,827,633	3,094,805	3,633,926

Property, plant and equipment, less accumulated depreciation of $444,500
$408,200 and $422,100	265,904	268,973	259,710

Other assets
Goodwill	572,488	572,143	573,063
Other intangible assets, net of accumulated amortization of $915,900,
$891,800 and $904,900	741,076	230,188	217,382
Other	706,755	746,634	605,902
Total other assets	2,020,319	1,548,965	1,396,347

Total assets	$5,113,856	4,912,743	5,289,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$20,121	186,863	154,957
Current portion of long-term debt	-	349,916	-
Accounts payable	339,861	368,312	348,476
Accrued liabilities	692,462	567,156	748,264
Total current liabilities	1,052,444	1,472,247	1,251,697

Long-term debt	1,694,350	1,199,114	1,693,609
Other liabilities	600,312	408,888	514,720
Total liabilities	3,347,106	3,080,249	3,460,026

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none
issued	-	-	-
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued
209,694,630 at July 1, 2018, July 2, 2017,
and December 31, 2017	104,847	104,847	104,847
Additional paid-in capital	1,263,657	1,021,690	1,050,605
Retained earnings	4,070,661	4,141,903	4,260,222
Accumulated other comprehensive loss	(295,076)	(226,613)	(239,425)
Treasury stock, at cost; 82,370,078 shares at July 1, 2018; 84,615,971
shares at July 2, 2017; and 85,244,923 shares at December 31, 2017	(3,377,339)	(3,209,333)	(3,346,292)
Total shareholders' equity	1,766,750	1,832,494	1,829,957

Total liabilities and shareholders' equity	$5,113,856	4,912,743	5,289,983

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Operations
	(Thousands of Dollars Except Per Share Data)
	(Unaudited)

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Net revenues	$904,458	972,506	1,620,799	1,822,169
Costs and expenses:
Cost of sales	338,306	368,233	593,493	674,315
Royalties	66,045	79,152	135,697	143,532
Product development	59,859	62,793	117,243	125,379
Advertising	87,601	92,374	155,617	173,310
Amortization of intangibles	4,554	7,881	11,032	15,762
Program production cost amortization	7,297	5,188	19,331	10,758
Selling, distribution and administration	253,208	256,901	581,217	500,786
Total costs and expenses	816,870	872,522	1,613,630	1,643,842
Operating profit	87,588	99,984	7,169	178,327
Non-operating (income) expense:
Interest expense	22,803	24,224	45,612	48,680
Interest income	(6,308)	(5,116)	(12,556)	(10,680)
Other income (expense), net	2,969	(6,010)	(5,623)	(17,396)
Total non-operating expense, net	19,464	13,098	27,433	20,604
Earnings (loss) before income taxes	68,124	86,886	(20,264)	157,723
Income tax expense	7,825	19,163	31,929	21,401
Net earnings (loss)	$60,299	67,723	(52,193)	136,322

Net earnings (loss) per common share
Basic	$0.48	0.54	(0.42)	1.09
Diluted	$0.48	0.53	(0.42)	1.07
Cash dividends declared per common share	$0.63	0.57	1.26	1.14

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Comprehensive Earnings (Loss)
	(Thousands of Dollars)
	(Unaudited)

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Net earnings (loss)	$60,299	67,723	(52,193)	136,322
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(50,627)	4,139	(37,798)	28,812
Unrealized holding gains (losses) on available
-for-sale securities, net of tax	87	260	(56)	229
Net gains (losses) on cash flow hedging activities,
net of tax	43,712	(33,880)	18,442	(57,197)
Changes in unrecognized pension amounts, net of tax	-	-	(26,058)	-
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	1,635	(1,410)	6,990	(6,784)
Amortization of unrecognized pension and
and postretirement amounts	2,512	1,449	4,332	2,897
Total other comprehensive loss, net of tax	(2,681)	(29,442)	(34,148)	(32,043)
Comprehensive earnings (loss)	$57,618	38,281	(86,341)	104,279

	See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$(52,193)	136,322
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	62,292	65,791
Amortization of intangibles	11,032	15,762
Program production cost amortization	19,331	10,758
Deferred income taxes	(17,839)	10,908
Stock-based compensation	23,545	25,132
Other non-cash items	(8,442)	(10,212)
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	657,175	491,935
Increase in inventories	(194,838)	(157,059)
Increase in prepaid expenses and other current assets	(87,863)	(28,150)
Program production costs	(78,020)	(19,135)
Decrease in accounts payable and accrued liabilities	(142,172)	(208,903)
Changes in net deemed repatriation tax	54,622	-
Other	(5,829)	32,957
Net cash provided by operating activities	240,801	366,106
Cash flows from investing activities:
Additions to property, plant and equipment	(71,755)	(66,321)
Acquisitions	(155,451)	-
Other	3,384	(1,465)
Net cash utilized by investing activities	(223,822)	(67,786)
Cash flows from financing activities:
Net (repayments of) proceeds from other short-term borrowings	(133,582)	14,258
Purchases of common stock	(103,493)	(18,561)
Stock-based compensation transactions	20,108	9,902
Dividends paid	(149,528)	(134,655)
Payments related to tax withholding for share-based compensation	(54,730)	(31,400)
Net cash utilized by financing activities	(421,225)	(160,456)
Effect of exchange rate changes on cash	(17,916)	13,351
(Decrease) increase in cash and cash equivalents	(422,162)	151,215
Cash and cash equivalents at beginning of year	1,581,234	1,282,285
Cash and cash equivalents at end of period	$1,159,072	1,433,500

Supplemental information
Cash paid during the period for:
Interest	$41,200	43,960
Income taxes	$72,545	64,787

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of July 1, 2018 and July 2, 2017, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended July 1, 2018 and July 2, 2017 were each 13-week periods. The six-month period ended July 1, 2018 was a 26-week period while the six-month period ended July 2, 2017 was a 27-week period.

The results of operations for the quarter and six-month periods ended July 1, 2018 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2017 periods representative of those actually experienced for the full year 2017. Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

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

Recently Adopted Accounting Standards

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its 2017 Form 10-K with the exception of the accounting policies related to revenue recognition, reclassification of disproportionate tax effects from accumulated other comprehensive income (“AOCI”) caused by the Tax Cuts and Jobs Act of 2017, the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost and Business Combinations, Clarifying the Definition of a Business.

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606 or the “New Revenue Standard”) using the modified retrospective method. ASC 606 supersedes the revenue recognition requirements in ASC 605 – Revenue Recognition and most industry-specific guidance in U.S. GAAP. The New Revenue Standard provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The cumulative impact of the adoption of the New Revenue Standard was not material to the Company therefore the Company did not record any adjustments to retained earnings. This was determined by analyzing contracts not completed as of January 1, 2018.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For further details, see Note 2.

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

In January 2018, the FASB issued Accounting Standards Update No. 2017-01(“ASU 2017-01”),  Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of providing guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-01 in the second quarter of 2018.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), Income Statement -Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides for a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings, of disproportionate income tax effects arising from the impact of the Tax Cuts and Jobs Act of 2017. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.  The Company adopted ASU 2018-02 in the first quarter of 2018.  The impact of the adoption resulted in a one-time reclassification in the amount of $21,503 from AOCI with a corresponding credit to retained earnings.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted this standard in the first quarter of 2018 and the adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements in the first half of 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted this standard in 2018 and the adoption of this standard did not have an impact on the Company’s statement of cash flows for the six-month periods ended July 1, 2018 and July 2, 2017.

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

Toy and Games

The majority of the Company’s revenues are derived from sales of finished products to customers.  Revenues from sales of finished products to customers accounted for 91% and 93% of the Company’s revenues for the six-month periods ended July 1, 2018 and July 2, 2017, respectively.  When determining whether control of the finished products has transferred to the customer, the Company considers any future performance obligations.  Generally, the Company has no post-shipment obligation on sales of finished products to customers and revenues from product sales are recognized upon passing of title to the customer, which is generally at the time of shipment. Any shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within selling, distribution, and administration expenses. For the quarters ended July 1, 2018 and July 2, 2017 these costs were approximately $42,400 and $37,500, respectively, and for the six-month periods ended July 1, 2018 and July 2, 2017, these costs were approximately $83,900 and $74,100, respectively.  The Company offers various discounts, rebates, allowances, returns, and markdowns to its customers, (collectively, “allowances”), all of which are considered when determining the transaction price.  Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues.  Other allowances can vary depending on future outcomes such as customer sales volume (“variable consideration”).  The Company estimates the amount of variable consideration using the expected value method.  In estimating the amount of variable consideration using the expected value method, the Company considers various factors including but not limited to: customer terms, historical experience, any expected deviations from historical experience, and existing or expected market conditions.  The Company then records an estimate of variable consideration as a reduction to revenues at the time of sale.  The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change.  Historically, adjustments to estimated variable consideration have not been material.

Entertainment and Licensing

Revenues within the Company’s Entertainment and Licensing segment, which accounted for 8% and 6% of the Company’s revenues for the six-month periods ended July 1, 2018 and July 2, 2017, respectively, are recorded either over a period of time or at a point in time.  The Company enters into contracts to license its intellectual property, which consists of its brands, in various channels including but not limited to: consumer products such as apparel or home goods, within formats such as on-line games, within venues such as theme parks, or within formats such as motion picture films.  The licensees pay the Company either a sales-based or usage-based royalty, or a combination of both, for use of the brands, in some cases subject to minimum guaranteed amounts or fixed fees.  The license of the Company’s brands provide access to the intellectual property over the term of the license, generally without any other performance obligation of the Company other than keeping the intellectual property active, and is therefore considered a right-to-access license of symbolic intellectual property.  The Company records sales-based or usage-based royalty revenues for right-to-access licenses at the occurrence of the licensees’ subsequent sale or usage. When the arrangement includes a minimum guarantee, the Company records the minimum guarantee on a ratable basis over the term of the license period and does not record the sales-based or usage-based royalty revenues until they exceed the minimum guarantee.  The Company also produces television or streaming programming for licensing to third parties.  The licensees typically pay a fixed fee for the license of the produced content.  The content that the Company delivers to its licensees has stand-alone functionality, generally without any other performance obligation of the Company, and is therefore considered a right-to-use license of functional intellectual property.  The Company records revenues for right-to-use licenses once the license period has commenced and the licensee has the ability to use the delivered content.  In arrangements where the licensee pays the Company a fixed fee for multiple seasons or multiple series of programming, arrangement fees are recorded as revenues based upon their relative fair values.  As of July 1, 2018, the Company did not have any material future performance commitments for film streaming or television orders that have not yet been delivered. The Company also develops application based digital games featuring its brands within the games.  These games are hosted by third-party platform providers.  The Company does not charge a fee to the end users for the download of the games or the ability to play the games.  The end users make in-application purchases of digital currencies, via the Company’s platform providers, with such purchased digital currencies to be used in the games.  The Company records revenues from in-application purchases based on the spending patterns of the players.  For the majority of the Company’s digital games, players spend their currencies in the month of purchase, and therefore revenues are recorded at the time of sale.  The Company has no additional performance obligations other than delivery of the currency via its platform providers.  The Company controls all aspects of the goods delivered to the consumer.  The third-party platform providers are providing only the service of hosting and administering receipt from the end users.  The Company is the principal in the arrangement and revenues are recorded in net revenues inclusive of the fees charged by the third-party platform providers.  The fee charged by the third-party platform providers to the Company are recorded within cost of sales.

Contract Assets and Liabilities

A contract asset is defined as an entity's right to consideration for goods or services that the entity has transferred to a customer.  A contract liability is defined to occur if the customer's payment of consideration precedes the entity's performance and represents the entity's obligation to transfer goods or services to a customer for which the entity has received consideration.  The Company occasionally will require payment from customers for finished product in advance of the customer receiving control of the finished product.  In these situations, the Company defers revenue on the advanced payment until the customer has control of the finished product, generally within the next month.  Within our Entertainment and Licensing segment, the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied.  The Company defers revenues on these advanced payments until its performance obligation is satisfied.  The aggregate deferred revenues are recorded as liabilities and were $41,380, and $10,261 as of July 1, 2018 and December 31, 2017, respectively, and the changes in deferred revenues are not material to the Company’s consolidated statement of operations for the six-months ended July 1, 2018 and July 2, 2017. The Company records contract assets in the case of minimum guarantees that are being recognized ratably over the term of the respective license periods.  At July 1, 2018 and July 2, 2017, these contract assets were not material to the Company’s consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable on the consolidated balance sheets as of July 1, 2018, July 2, 2017 and December 31, 2017 are primarily from contracts with customers.  In the six-months ended July 1, 2018, the Company recorded a bad debt charge of $59,115 related to a significant customer. The Company had no other material bad debt expense in the six-month period ended July 2, 2017 or the quarters ended on July 1, 2018 and July 2, 2017.

Disaggregation of revenues

The Company disaggregates its revenues from contracts with customers by segment: US and Canada, International, Entertainment and Licensing, and Global Operations.  The Company further disaggregates revenues within its International segment by major geographic region: Europe, Latin America, and Asia Pacific.  Finally, the Company disaggregates its revenues by brand portfolio into four brand categories: Franchise brands, Partner brands, Hasbro gaming, and Emerging brands.  We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 11, Segment Reporting, for further information.

(3) Asset Acquisition

On June 12, 2018, the Company completed the acquisition of Saban Properties’ Power Rangers and other Entertainment Assets. The Company accounted for the acquisition as an asset acquisition based on the guidance in ASC 805-50-30-3, which uses the cost accumulation and allocation method. As such, the Company included acquisition costs in its calculation of the purchase price to be allocated to the assets acquired.

The total purchase price for the assets was $535,850, consisting of the following:

Cash Consideration:
To seller (1)	$152,000
Held in escrow (2)	25,000
Market value of stock issued to seller (3)	280,397
Deferred purchase price due in January 2019 (4)	75,000
532,397
Acquisition costs	1,973
Other adjustment	1,480
Total Purchase Price to be allocated	$535,850

1.             The Company previously paid Saban Brands $22,250 for the Power Rangers master toy license agreement announced in February 2018 and those amounts were credited to, and included above, in the purchase price.

2.             The $25,000 was placed into an escrow account to support customary indemnification obligations of Saban Properties, and is considered restricted cash within cash and cash equivalents on the balance sheet with an offsetting liability included in other current liabilities. One-half of the $25,000 in escrow is scheduled to be released on January 3, 2019, and the remaining half to be released on the one-year anniversary of the closing date, less any claim amounts deducted from the escrow prior to those dates.

3.             The Company issued 3,074,190 shares of Hasbro common stock to Saban Properties, valued at $280,397.

4.             An additional $75,000 will be paid in January 2019 with no contingencies.

The total purchase price was allocated on a relative fair value basis as follows:

•              $534,370 was recorded as an intangible asset – Power Rangers IP rights, which will be amortized over a period of 25 years;

•              $7,884 as current assets;

•              $325 as capitalized production costs; and

•              $6,729 as other current liabilities.

(4) Earnings (Loss) Per Share

Net earnings per share data for the quarters and six-month periods ended July 1, 2018 and July 2, 2017 were computed as follows:

	2018		2017
Quarter	Basic	Diluted	Basic	Diluted
Net earnings	$60,299	60,299	67,723	67,723

Average shares outstanding	125,711	125,711	125,263	125,263
Effect of dilutive securities:
Options and other share-based awards	-	624	-	2,104
Equivalent Shares	125,711	126,335	125,263	127,367

Net earnings per common share	$0.48	0.48	0.54	0.53

	2018		2017
Six Months	Basic	Diluted	Basic	Diluted
Net earnings (loss)	$(52,193)	(52,193)	136,322	136,322

Average shares outstanding	125,392	125,392	125,221	125,221
Effect of dilutive securities:
Options and other share-based awards	-	-	-	2,075
Equivalent Shares	125,392	125,392	125,221	127,296

Net earnings (loss) per common share	$(0.42)	(0.42)	1.09	1.07

For the quarters ended July 1, 2018 and July 2, 2017, options and restricted stock units totaling 1,214 and 453, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the six-month periods ended July 1, 2018 and July 2, 2017, options and restricted stock units totaling 3,127 and 546, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of this amount 1,921 would have been included in the calculation of diluted shares had the Company not had a net loss in the six month period ended July 1, 2018. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 823 shares being included in the diluted earnings per share calculation for the six month period ended July 1, 2018.

(5) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and six-month periods ended July 1, 2018 and July 2, 2017.

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017

Other comprehensive earnings (loss), tax effect:
Tax (expense) benefit on unrealized holding gains (losses)	$(25)	(148)	16	(130)
Tax (expense) benefit on cash flow hedging activities	(5,669)	(1,074)	311	4,236
Tax benefit on changes in unrecognized pension amounts	-	-	7,565	-
Reclassifications to earnings, tax effect:
Tax benefit on cash flow hedging activities	(114)	(640)	(908)	(1,009)
Tax benefit on unrecognized pension and
postretirement amounts reclassified to the
consolidated statements of operations	(729)	(822)	(1,257)	(1,644)
Total tax effect on other comprehensive earnings (loss)	$(6,537)	(2,684)	5,727	1,453

Changes in the components of accumulated other comprehensive earnings (loss) for the six months ended July 1, 2018 and July 2, 2017 are as follows:

			Unrealized
			Holding		Total
		Gains	Gains on	Foreign	Accumulated
	Pension and	(Losses) on	Available-	Currency	Other
	Postretirement	Derivative	for-Sale	Translation	Comprehensive
	Amounts	Instruments	Securities	Adjustments	Loss
2018
Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)
Adoption of ASU 2018-02	(18,065)	(3,660)	222	-	(21,503)
Current period other comprehensive earnings (loss)	(21,726)	25,432	(56)	(37,798)	(34,148)
Balance at July 1, 2018	$(150,762)	(11,055)	1,200	(134,459)	(295,076)

2017
Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)
Current period other comprehensive earnings (loss)	2,897	(63,981)	229	28,812	(32,043)
Balance at July 2, 2017	$(115,504)	(12,896)	1,653	(99,866)	(226,613)

At July 1, 2018, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $8,953 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the second quarter of 2018 or forecasted to be purchased during the remainder of 2018 and, to a lesser extent, 2019 through 2022, intercompany expenses expected to be paid or received during 2018 and 2019, television and movie production costs paid in 2018 or expected to be paid in 2018 or 2019 and cash receipts for sales made at the end of the second quarter 2018 or forecasted to be made in the remainder of 2018 and, to a lesser extent, 2019 through 2020. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At July 1, 2018, deferred losses, net of tax, of $20,008 related to these instruments remained in AOCE. For the quarters ended July 1, 2018 and July 2, 2017, previously deferred losses of $449 and $450 were reclassified from AOCE to net earnings, respectively. For the six-month periods ended July 1, 2018 and July 2, 2017, previously deferred losses of $899 and $934 were reclassified from AOCE to net earnings, respectively.

Of the amount included in AOCE at July 1, 2018, the Company expects net gains of approximately $6,028 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(6) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At July 1, 2018, July 2, 2017 and December 31, 2017, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at July 1, 2018, July 2, 2017 and December 31, 2017 also include certain assets and liabilities measured at fair value (see Notes 8 and 10) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of July 1, 2018, July 2, 2017 and December 31, 2017 are as follows:

	July 1, 2018		July 2, 2017		December 31, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value	Cost	Value
6.35% Notes Due 2040	$500,000	557,250	500,000	614,800	500,000	601,800
3.50% Notes Due 2027	500,000	464,600	-	-	500,000	488,300
6.30% Notes Due 2017	-	-	350,000	353,115	-	-
5.10% Notes Due 2044	300,000	287,730	300,000	325,500	300,000	313,320
3.15% Notes Due 2021	300,000	297,960	300,000	307,230	300,000	302,640
6.60% Debentures Due 2028	109,895	127,094	109,895	127,940	109,895	131,390
Total long-term debt	$1,709,895	1,734,634	1,559,895	1,728,585	1,709,895	1,837,450
Less: Current portion	-	-	350,000	353,115	-	-
Less: Deferred debt expenses	15,545	-	10,781	-	16,286	-
Long-term debt	$1,694,350	1,734,634	1,199,114	1,375,470	1,693,609	1,837,450

Current portion of long-term debt at July 2, 2017 of $349,916, as shown on the consolidated balance sheet represents the $350,000 principal of 6.30% notes less $84 of deferred debt expenses.

The fair values of the Company's long-term debt are considered Level 3 fair values (see Note 8 for further discussion of the fair value hierarchy) and are measured using the discounted future cash flows method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a similar debt security. This assumption is considered an unobservable input in that it reflects the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) established a one-year measurement period to complete the accounting for the ASC 740 income tax effects of the Tax Act.  An entity recognizes the impact of those amounts for which the accounting is complete.  For matters that have not been completed, provisional amounts are recorded to the extent they can be reasonably estimated.  For amounts for which a reasonable estimate cannot be determined, no adjustment is made until such estimate can be completed.  As a result, the Company recorded a one-time tax expense of $47,800 in the first quarter of 2018 which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability. No adjustments were made to the provisional amounts during the second quarter of 2018.

The Company is no longer subject to U.S. federal income tax examinations for years before 2013. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2012. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.

(8) Fair Value of Financial Instruments

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At July 1, 2018, July 2, 2017 and December 31, 2017, these investments totaled $24,219, $23,967 and $24,436, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net (losses) gains of $(342) and $106 on these investments in other (income) expense, net for the quarter and six months ended July 1, 2018, respectively, related to the change in fair value of such instruments.  For the quarter and six-month periods ended July 2, 2017, the Company recorded net gains of $384 and $1,015, respectively, in other (income) expense, net, related to the change in fair value of such instruments.

At July 1, 2018, July 2, 2017 and December 31, 2017, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
July 1, 2018
Assets:
Available-for-sale securities	$3,054	3,054	-	-
Derivatives	22,551	-	22,551	-
Total assets	$25,605	3,054	22,551	-

Liabilities:
Derivatives	$5,191	-	5,191	-
Option agreement	23,546	-	-	23,546
Total liabilities	$28,737	-	5,191	23,546

July 2, 2017
Assets:
Available-for-sale securities	$4,096	4,096	-	-
Derivatives	25,372	-	25,372	-
Total assets	$29,468	4,096	25,372	-

Liabilities:
Derivatives	$22,244	-	22,244	-
Option agreement	28,500	-	-	28,500
Total liabilities	$50,744	-	22,244	28,500

December 31, 2017
Assets:
Available-for-sale securities	$3,126	3,126	-	-
Derivatives	12,226	-	12,226	-
Total assets	$15,352	3,126	12,226	-

Liabilities:
Derivatives	$23,051	-	23,051	-
Option agreement	23,980	-	-	23,980
Total Liabilities	$47,031	-	23,051	23,980

Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel (“Discovery”). The option agreement is included in other liabilities at July 1, 2018, July 2, 2017 and December 31, 2017, and is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the six-month period ended July 1, 2018.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2018	2017
Balance at beginning of year	$(23,980)	(28,770)
Gain from change in fair value	434	270
Balance at end of second quarter	$(23,546)	(28,500)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At July 1, 2018, July 2, 2017 and December 31, 2017, these investments had fair values of $24,219, $23,967 and $24,436, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(9) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and six-month periods ended July 1, 2018 and July 2, 2017 are as follows:

	Quarter Ended
	Pension		Postretirement
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Service cost	$667	921	189	173
Interest cost	3,980	4,430	293	295
Expected return on assets	(5,174)	(5,880)	-	-
Net amortization and deferrals	2,965	2,519	43	-
Net periodic benefit cost	$2,438	1,990	525	468

	Six Months Ended
	Pension		Postretirement
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Service cost	$1,352	1,873	377	345
Interest cost	7,996	9,155	585	590
Expected return on assets	(10,379)	(12,161)	-	-
Net amortization and deferrals	5,942	5,213	85	-
Net periodic benefit cost	$4,911	4,080	1,047	935

During the six months ended July 1, 2018, the Company made cash contributions of $540 to its defined benefit pension plans. During fiscal 2018, the Company expects to make cash contributions to its defined benefit pension plans of approximately $1,300 in the aggregate.

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

At July 1, 2018, July 2, 2017 and December 31, 2017, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	July 1, 2018		July 2, 2017		December 31, 2017
	Notional	Fair	Notional	Fair	Notional	Fair
Hedged transaction	Amount	Value	Amount	Value	Amount	Value
Inventory purchases	$647,255	10,248	942,896	259	756,673	(13,695)
Sales	342,123	11,291	618,755	15,229	423,315	16,144
Royalties and Other	151,689	(4,575)	308,407	(9,545)	196,889	(10,383)
Total	$1,141,067	16,964	1,870,058	5,943	1,376,877	(7,934)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at July 1, 2018, July 2, 2017 and December 31, 2017 as follows:

	July 1,	July 2,	December 31,
	2018	2017	2017
Prepaid expenses and other current assets
Unrealized gains	$17,388	12,220	13,666
Unrealized losses	(5,307)	(4,059)	(10,319)
Net unrealized gains	$12,081	8,161	3,347

Other assets
Unrealized gains	$12,774	22,468	11,255
Unrealized losses	(2,700)	(5,257)	(2,376)
Net unrealized gains	$10,074	17,211	8,879

Accrued liabilities
Unrealized gains	$911	6,403	4,215
Unrealized losses	(3,118)	(23,421)	(15,484)
Net unrealized losses	$(2,207)	(17,018)	(11,269)

Other liabilities
Unrealized gains	$807	2,079	4,546
Unrealized losses	(3,791)	(4,490)	(13,437)
Net unrealized losses	$(2,984)	(2,411)	(8,891)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarter and six-month periods ended July 1, 2018 and July 2, 2017 as follows:

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Statements of Operations Classification
Cost of sales	$(950)	2,711	(4,841)	12,585
Net revenues	430	475	762	1,016
Other	1,339	(436)	(84)	(405)
Net realized (losses) gains	$819	2,750	(4,163)	13,196

In addition, losses of $2,118 and $2,836 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended July 1, 2018, respectively. Net losses of $1,528 and $6,486 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and six-month periods ended July 2, 2017, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  As of July 1, 2018, July 2, 2017 and December 31, 2017 the total notional amounts of the Company's undesignated derivative instruments were $140,151, $163,969 and $418,471, respectively.

At July 1, 2018, July 2, 2017 and December 31, 2017, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	July 1,	July 2,	December 31,
	2018	2017	2017
Prepaid expenses and other current assets
Unrealized gains	$1,120	-	-
Unrealized losses	(724)	-	-
Net unrealized gains	$396	-	-

Accrued liabilities
Unrealized gains	$-	55	1,793
Unrealized losses	-	(2,870)	(4,684)
Net unrealized losses	-	(2,815)	(2,891)

Total unrealized gains (losses), net	$396	(2,815)	(2,891)

The Company recorded net gains of $10,451 and $3,751 on these instruments to other (income) expense, net for the quarter and six-month periods ended July 1, 2018, respectively, and net (losses) gains of $(2,856) and $725 on these instruments to other (income) expense, net for the quarter and six-month periods ended July 2, 2017, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments see Notes 6 and 8.

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

Information by segment and a reconciliation to reported amounts for the quarter and six-month periods ended July 1, 2018 and July 2, 2017 are as follows.

	Quarter Ended
	July 1, 2018		July 2, 2017
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$459,332	2,596	494,427	2,455
International	380,444	226	426,564	15
Entertainment and Licensing	64,651	3,090	51,494	3,511
Global Operations (a)	31	342,482	21	403,541
Corporate and Eliminations(b)	-	(348,394)	-	(409,522)
	$904,458	-	972,506	-

	Six Months Ended
	July 1, 2018		July 2, 2017
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$823,629	4,729	946,004	4,846
International	668,389	288	771,845	15
Entertainment and Licensing	128,672	6,666	104,223	7,013
Global Operations (a)	109	595,802	97	663,770
Corporate and Eliminations(b)	-	(607,485)	-	(675,644)
	$1,620,799	-	1,822,169	-

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
Operating profit (loss)	2018	2017	2018	2017
U.S. and Canada	$76,231	81,557	52,848	146,311
International	173	16,884	(55,915)	17,428
Entertainment and Licensing	18,627	11,324	32,533	22,670
Global Operations (a)	(9,978)	(7,607)	(7,802)	(6,774)
Corporate and Eliminations (b)	2,535	(2,174)	(14,495)	(1,308)
	$87,588	99,984	7,169	178,327

	July 1,	July 2,	December 31,
Total assets	2018	2017	2017
U.S. and Canada	$2,912,825	2,799,960	2,749,384
International	2,048,122	2,132,992	2,499,985
Entertainment and Licensing	794,799	827,185	626,193
Global Operations	3,689,721	2,502,546	2,819,768
Corporate and Eliminations (b)	(4,331,611)	(3,349,940)	(3,405,347)
	$5,113,856	4,912,743	5,289,983

(a) The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

(b) Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and Eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and Eliminations because allocations are translated from the U.S. Dollar to local currency at budgeted rates when recorded. Corporate and Eliminations also includes the elimination of inter-company balance sheet amounts.

The following table represents consolidated International segment net revenues by major geographic region for the quarters and six-month periods ended July 1, 2018 and July 2, 2017.

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Europe	$199,575	237,607	355,137	453,727
Latin America	96,401	99,869	162,362	164,625
Asia Pacific	84,468	89,088	150,890	153,493
Net revenues	$380,444	426,564	668,389	771,845

The following table presents consolidated net revenues by brand portfolio for the quarters and six-month periods ended July 1, 2018 and July 2, 2017.

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Franchise brands	$506,535	552,435	868,241	1,001,594
Partner brands	208,005	230,015	408,597	442,977
Hasbro gaming	134,275	133,872	239,502	269,639
Emerging brands	55,643	56,184	104,459	107,959
Net revenues	$904,458	972,506	1,620,799	1,822,169

For the quarter and six months ended July 2, 2017, revenues of $6,717 and $25,132, respectively, were reclassified from Emerging Brands to Franchise Brands to conform to the presentation for the quarter and six months ended July 1, 2018.

Hasbro's total gaming category, including all gaming net revenues, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $312,773  and $516,315 for the quarter and six-months ended July 1, 2018, respectively. For the quarter and six-months ended July 2, 2017, total gaming net revenues were $273,261 and $526,550, respectively.

(12) Commercial Reorganization

In the first quarter of 2018, the Company recorded a pre-tax severance expense of $17,349 associated with accelerating its commercial organization transformation. The charge was included within selling, distribution and administration costs on the Consolidated Statements of Operations for the six months ended July 1, 2018 and reported within Corporate and Eliminations in footnote (11) Segment Reporting. Over the past several years, the Company has invested in developing an omni-channel retail presence, and in 2018 is bringing onboard new skill sets and talent to lead in today’s converged retail environment. The expense represents the total cost of this commercial reorganization for which the Company has a liability of $13,590 remaining on its Consolidated Balance Sheet as of July 1, 2018.

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

Second quarter 2018 highlights:

·           Second quarter net revenues declined 7% to $904.5 million from $972.5 million in the second quarter of 2017 reflecting the liquidation of Toys“R”Us in the U.S. and many other global markets, as well as revenue declines internationally, primarily in Europe, as a result of managing retail inventory amid a rapidly evolving retail landscape.

·           Net revenues in the U.S. and Canada and International segments declined 7% and 11%, respectively, while the Entertainment and Licensing segment net revenues increased 26%. International segment net revenues included a favorable $2.6 million in foreign currency translation.

·           Net revenues from Franchise Brands, Partner Brands, and Emerging Brands declined by 8%, 10%, and 1%, respectively, during the second quarter of 2018 compared to the second quarter of 2017, while Hasbro Gaming net revenues remained flat.

·           Operating profit was $87.6 million in the second quarter of 2018 compared to operating profit of $100.0 million in second quarter of 2017.

·           Net earnings of $60.3 million, or $0.48 per diluted share, in the second quarter of 2018 compared to net earnings of $67.7 million, or $0.53 per diluted share, in the second quarter of 2017.

First half 2018 highlights:

·           Net revenues decreased 11% to $1,620.8 million in first six months of 2018 compared to $1,822.2 million in the first six months of 2017 driven by the loss of revenues from the liquidations of Toys“R”Us in the U.S. and the U.K. and uncertainty in other Toys“R”Us operations, as well as higher retail inventory at year-end, primarily in Europe, which carried into 2018.

·           In the first quarter of 2018, Toys”R”Us announced its plan to liquidate its stores in the United States and the United Kingdom.

·           Net revenues in the U.S. and Canada and International segments each declined 13% while the Entertainment and Licensing segment net revenues increased 23%. International segment net revenues included a favorable $22.2 million in foreign currency translation.

·           Net revenues declined in all product categories including Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands by 13%, 8%, 11% and 3%, respectively, during the first six months of 2018 compared to the first six months of 2017.

·           Operating profit was $7.2 million in the first six months of 2018 compared to operating profit of $178.3 million in the first six months of 2017.

·           Operating profit was negatively impacted by pre-tax expenses of $87.7 million related to the Toys“R”Us liquidation and severance associated with the reorganization of the Company’s commercial organization during the first quarter of 2018. See “2018 Events” below for further discussion.

·           The net loss of $52.2 million, or $0.42 per diluted share, in the first six months of 2018 compared to net earnings of $136.3 million, or $1.07 per diluted share, in the first six months of 2017.

·           In addition to the pre-tax expenses of $87.7 million described above ($77.1 million after-tax), the net loss for the first six months of 2018 included additional income tax expense of $47.8 million related to guidance issued on U.S. tax reform in the first quarter of 2018. See “2018 Events” below for further discussion.

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

2018 Events

Power Rangers Acquisition

During the second quarter of 2018, the Company completed the acquisition of Power Rangers and other Entertainment Assets (“Power Rangers Acquisition”) from Saban Properties.  The transaction was funded through a combination of cash and stock valued at $535.9 million. See Footnote 3, “Asset Acquisition,” to the Consolidated Financial Statements for further discussion.

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

U.S. Tax Reform Update

In the fourth quarter of 2017, the Company recognized a provisional net charge of $296.5 million from the U.S. Tax Cuts and Jobs Act. In 2018, the Company obtained additional information affecting the provisional amount initially recorded in the fourth quarter of 2017.  As a result, the Company recorded a one-time tax expense of $47.8 million during the first quarter of 2018 which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability.

Amounts Returned to Shareholders

The Company is committed to returning excess cash to its shareholders through quarterly dividends and share repurchases. Hasbro increased the quarterly dividend rate from $0.57 per share to $0.63 per share effective for the dividend paid in May 2018.  In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2018, the Company's Board of Directors (the "Board") adopted nine successive share repurchase authorizations with a cumulative authorized repurchase amount of $4,325 million. The ninth authorization was approved in May 2018 for $500 million. During the first six months of 2018, Hasbro repurchased approximately 1.2 million shares at a total cost of $112.9 million and at an average price of $90.48 per share. As of July 1, 2018, the Company had $565.1 million remaining under these authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarter and six-month periods ended July 1, 2018 and July 2, 2017.

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	37.4	37.9	36.6	37.0
Royalties	7.3	8.1	8.4	7.9
Product development	6.6	6.5	7.2	6.9
Advertising	9.7	9.5	9.6	9.5
Amortization of intangibles	0.5	0.8	0.7	0.9
Program production cost amortization	0.8	0.5	1.2	0.6
Selling, distribution and administration	28.0	26.4	35.9	27.5
Operating profit	9.7	10.3	0.4	9.8
Interest expense	2.5	2.5	2.8	2.7
Interest income	(0.7)	(0.5)	(0.8)	(0.6)
Other (income) expense, net	0.3	(0.6)	(0.3)	(0.9)
Earnings (loss) before income taxes	7.5	8.9	(1.3)	8.7
Income tax expense	0.9	2.0	2.0	1.2
Net earnings (loss)	6.7%	7.0%	(3.2)%	7.5%

RESULTS OF OPERATIONS – CONSOLIDATED

Second Quarter of 2018

The quarters ended July 1, 2018 and July 2, 2017 were each 13-week periods. Net earnings decreased to $60.3 million for the second quarter of 2018 compared to net earnings of $67.7 million for the second quarter of 2017.  Diluted earnings per share for the second quarter of 2018 was $0.48, down from diluted earnings per share of $0.53 in the second quarter of 2017.

Consolidated net revenues for the second quarter of 2018 decreased 7% compared to the second quarter of 2017 and included a favorable impact from foreign currency translation of $3.4 million as a result of stronger currencies primarily in the European and Asia Pacific markets in 2018 compared to 2017.

The following table presents net revenues by brand portfolio for the quarters ended July 1, 2018 and July 2, 2017.

	Quarter Ended
	July 1,	July 2,	%
	2018	2017	Change
Franchise Brands	$506.5	552.4	-8%
Partner Brands	208.0	230.0	-10%
Hasbro Gaming	134.3	133.9	0%
Emerging Brands	55.7	56.2	-1%
Total	$904.5	972.5	-7%

Franchise and Emerging Brands net revenues for the second quarter of 2017 have been restated to reflect the move of BABY ALIVE from Emerging Brands to Franchise Brands and the move of LITTLEST PET SHOP from Franchise Brands to Emerging Brands.

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 8% in the second quarter of 2018 compared to the second quarter of 2017. Increased net revenues from MAGIC: THE GATHERING, BABY ALIVE and MONOPOLY products were more than offset by net revenues declines from TRANSFORMERS products due to the positive impact in the prior year of the release of TRANSFORMERS: THE LAST KNIGHT in June 2017 as well as net revenue declines from NERF products, primarily due to the Toys“R”Us liquidation and declines in other franchise brands during the second quarter of 2018.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 10% in the second quarter of 2018 compared to the second quarter of 2017.  Revenue growth from BEYBLADE, and to a lesser extent, MARVEL products, was more than offset by declines in net revenues from DISNEY PRINCESS, DREAMWORKS’ TROLLS and YO-KAI WATCH products and other Partner Brand revenues.

HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio remained relatively flat in the second quarter of 2018 compared to the second quarter of 2017.  Higher net revenues from DUNGEONS & DRAGONS and JENGA products as well as new social games, such as DON’T STEP IN IT, were offset by declines in PIE FACE, FANTASTIC GYMNASTICS, BOP-IT and OPERATION products and certain other Hasbro Gaming products in the second quarter of 2018.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $312.8  million for the second quarter of 2018, an increase of 14% as compared to, $273.3 million in the second quarter 2017.

EMERGING BRANDS: Net revenues from the Emerging Brands portfolio decreased 1% during the second quarter of 2018 compared to the second quarter of 2017. Net sales from the introduction of LOST KITTIES and LOCK STARS products, as well as higher sales of other Emerging Brands products were more than offset by declines in FURREAL FRIENDS, FURBY and certain other Emerging Brands products during the second quarter of 2018.

Operating profit for the second quarter of 2018 was $87.6 million compared to operating profit of $100.0 million for the second quarter of 2017. Foreign currency translation did not have a significant impact on operating profit results in the second quarter of 2018.  Contributing to  operating profit declines in the quarter were decreased net revenues combined with higher distribution and warehousing costs during the second quarter of 2018.  Partially offsetting this was lower royalty, advertising and marketing and sales costs, as well as lower intangible asset amortization costs.

First Six Months of 2018

The six-month period ended July 1, 2018 was a 26-week period while the six-month period ended July 2, 2017 was a 27-week period. The net loss for the first six months of 2018 was $52.2 million compared to net earnings of $136.3 million for the first six months of 2017. Diluted loss per share was $0.42 in the first half of 2018, down from diluted earnings per share of $1.07 in 2017.   The net loss in the first half of 2018 includes incremental bad debt expense and other costs, net of tax, of $61.4 million, or $0.49 per diluted share, related to Toys“R”Us, $15.7 million net of tax, or $0.12 per diluted share, of severance costs related to a commercial reorganization, and tax expense of $47.8 million, or $0.38 per diluted share, related to U.S. tax reform and additional guidance issued in the first quarter of 2018.

For the first six months of 2018, consolidated net revenues decreased 11% compared to the first six months of 2017 including a favorable variance of $24.1 million as a result of foreign currency translation due to stronger currencies, primarily in the European and Asia Pacific markets in 2018 compared to 2017.

The following table presents net revenues by product category for the first six months of 2018 and 2017.

	Six Months Ended
	July 1,	July 2,	%
	2018	2017	Change
Franchise Brands	$868.2	1,001.6	-13%
Partner Brands	408.6	443.0	-8%
Hasbro Gaming	239.5	269.6	-11%
Emerging Brands	104.5	108.0	-3%
Total	$1,620.8	1,822.2	-11%

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 13% in the first six months of 2018 compared to 2017.  Higher net revenues from MONOPOLY and MAGIC: THE GATHERING products were more than offset by lower net revenues from TRANSFORMERS, NERF and PLAY-DOH products, and to a lesser extent, BABY ALIVE and MY LITTLE PONY products.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio declined 8% during the first six months of 2018 compared to 2017 driven by lower net revenues from DISNEY PRINCESS, DREAMWORKS’ TROLLS and YO-KAI WATCH products and to a lesser extent, DISNEY FROZEN products.  These declines were partially offset by higher net revenue from BEYBLADE and MARVEL products in the first six months of 2018 compared to the same period in 2017.

HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio decreased 11% in the first six months of 2018 compared to the first six months of 2017.  Increased net revenues from social gaming products, as well as higher net sales of DUNGEONS & DRAGONS, JENGA and SCRABBLE products, were more than offset by lower net revenues from PIE FACE, BOP-IT, OPERATION and certain other Hasbro Gaming products.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, totaled $516.3 million in the first six months of 2018, down 2%, versus $526.6 million in the first six months of 2017.

EMERGING BRANDS: Net revenues from the  Emerging Brands portfolio decreased 3% for the first six months of 2018 compared to the first six months of 2017. Net revenues from the introduction of the Company’s line of LOST KITTIES and LOCK STARS products, as well as increased net revenues from LITTLEST PET SHOP products, were more than offset by lower net revenues from FURREAL FRIENDS, FURBY and core PLAYSKOOL products.

Operating profit for the first six months of 2018 decreased to $7.2 million, or 0.4% of net revenues, from $178.3 million, or 9.8% of net revenues, for the first six months of 2017. Operating profit was negatively impacted by the loss of revenues and incremental bad debt expense associated with the Toys“R”Us liquidations in the U.S. and U.K. and uncertainty related to other Toys“R”Us operations, as well as severance costs associated with the reorganization of the Company’s commercial organization during the first quarter of 2018.

SEGMENT RESULTS

Most of the Company's net revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment.  The results of these operations are discussed in detail below.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC-606), in January 1, 2018. Prior to the adoption of ASC 606, for licenses of the Company’s brands that are subject to minimum guaranteed license fees, the Company recognized the difference between the minimum guaranteed amount and the actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period, which was in the fourth quarter for most of the Company’s licensee arrangements. In periods following January 1, 2018, minimum guaranteed amounts will be recognized on a straight-line basis over the license period. While the impact of this change will not be material to the year, it will impact the timing of revenue recognition within the Company’s Entertainment and Licensing segment such that under ASC 606, less revenues will be recorded in the fourth quarter and more revenues will be recorded within the first, second, and third quarters.

Second Quarter of 2018

The following table presents net revenues and operating profit data for the Company's three principal segments for the quarters ended July 1, 2018 and July 2, 2017.

	Quarter Ended
	July 1,	July 2,	%
	2018	2017	Change
Net Revenues
U.S. and Canada segment	$459.3	$494.4	-7%
International segment	380.4	426.6	-11%
Entertainment and Licensing segment	64.7	51.5	26%

Operating Profit
U.S. and Canada segment	$76.2	$81.6	-7%
International segment	0.2	16.9	-99%
Entertainment and Licensing segment	18.6	11.3	64%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the second quarter of 2018 decreased 7% compared to the second quarter of 2017.  Foreign currency translation did not have a significant impact on this segment's net revenues. In the second quarter of 2018, net revenues declined in all brand portfolios including Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands.

In the Franchise Brands portfolio, increases in net revenues from MAGIC: THE GATHERING, MONOPOLY and BABY ALIVE products were more than offset by lower net revenues from NERF and TRANSFORMERS products, and to a lesser extent, MY LITTLE PONY and PLAY-DOH products.  In the Partner Brands portfolio, higher net revenues from BEYBLADE and MARVEL products were more than offset by lower net revenues from DREAMWORKS’ TROLLS products as well as the Company’s DISNEY PRINCESS and STAR WARS products. In the Hasbro Gaming portfolio, higher net revenues from DUNGEONS & DRAGONS and JENGA products as well as new social games, including HEARING THINGS, were more than offset by decreased net revenues from PIE FACE, OPERATION, BOP-IT, SPEAK OUT and certain other Hasbro Gaming products. In the Emerging Brands portfolio, decreased net revenues from FURREAL FRIENDS products and certain other Emerging Brands more than offset higher net revenues from the introduction of the Company’s line of LOST KITTIES and LOCK STARS products.

U.S. and Canada segment operating profit for the second quarter of 2018 was $76.2 million, compared to segment operating profit of $81.6 million, for the second quarter of 2017.  The decline in operating profit was due to lower sales combined with higher freight expenses, partially offset by lower royalty and sales and marketing expenses during the second quarter of 2018.

International Segment

International segment net revenues declined 11% to $380.4 million in the second quarter of 2018 from $426.6 million in the second quarter of 2017. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended July 1, 2018 and July 2, 2017.

	Quarter Ended
	July 1,	July 2,	%
	2018	2017	Change
Europe	$199.5	237.6	-16%
Latin America	96.4	99.9	-3%
Asia Pacific	84.5	89.1	-5%
Net revenues	$380.4	426.6	-11%

The variance in International segment net revenues during the second quarter includes a favorable $2.6 million from foreign currency translation primarily related to the Company’s European and Asia Pacific regions, offset by unfavorable foreign currency translation attributable to the Company’s Latin American region. The declines in net revenues in the international segment were driven by decreases in Europe due to the Toys“R”Us liquidation in the United Kingdom, a challenging retail environment combined with excess retail inventory during the second quarter of 2018.  Declines in International segment net revenues from the Franchise Brands and Partner Brands portfolios were partially offset by net revenue increases from the Emerging Brands portfolio.  International segment net revenues from the Hasbro Gaming portfolio remained relatively flat during the second quarter of 2018 compared to the second quarter of 2017.  In the Franchise Brands portfolio, higher net revenues from MAGIC: THE GATHERING, BABY ALIVE and MONOPOLY products were more than offset by lower net revenues from TRANSFORMERS, NERF and MY LITTLE PONY products.  In the Partner Brands portfolio, lower net revenues from YO-KAI WATCH and DREAMWORKS’ TROLLS products, as well as net revenue decreases from the Company’s line of DISNEY PRINCESS and DISNEY FROZEN products, were partially offset by net revenue increases from BEYBLADE and STAR WARS products.  In the Hasbro Gaming portfolio, lower net revenues from PIE FACE and other Hasbro Gaming products were partially offset by contributions from new social games, such as DON’T STEP IN IT, as well as increased net revenues from JENGA products and certain other Hasbro Gaming brands. In the Emerging Brands portfolio, contributions from new brands such as LOST KITTIES and LOCK STARS products, in addition to net revenue increases from SUPER SOAKER and LITTLEST PET SHOP products, were partially offset by declines primarily driven lower revenues from FURBY and core PLAYSKOOL products in the second quarter of 2018.

International segment operating profit was $0.2 million for the second quarter of 2018, down from operating profit of $16.9 million for the second quarter of 2017. The operating profit decrease for the second quarter of 2018 was driven by lower product sales and higher shipping and warehousing costs, combined with fixed cost deleveraging.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues increased 26% for the second quarter of 2018 to $64.7 million compared to $51.5 million for the second quarter of 2017. Higher television programming revenues and higher revenues from consumer products and digital game licensing, partially due to the adoption of ASC 606 as discussed above, drove the increase in the second quarter of 2018.

Entertainment and Licensing segment operating profit increased to $18.6 million, or 28.8% of segment net revenues, for the second quarter of 2018 from $11.3 million, or 22.0% of segment net revenues, for the second quarter of 2017. Overall, the increase in Entertainment and Licensing segment operating profit was primarily due to increased revenues noted above, partially offset by higher programing amortization costs related to MY LITTLE PONY: THE MOVIE in the second quarter of 2018.

Global Operations

The Global Operations segment operating loss of $10.0 million for the second quarter of 2018 compared to an operating loss of $7.6 million for the second quarter of 2017.  The decrease in operating results is primarily attributable to lower sourcing volume and higher overhead costs in the second quarter of 2018 compared to the second quarter of 2017.

Corporate and Eliminations

The operating profit in Corporate and eliminations totaled $2.5 million for the second quarter of 2018 compared to an operating loss of $2.2 million for the second quarter of 2017.

First Six Months of 2018

The following table presents net revenues and operating profit for the Company's three principal segments for each of the six months ended July 1, 2018 and July 2, 2017.

	Six Months Ended
	July 1,	July 2,	%
	2018	2017	Change
Net Revenues
U.S. and Canada segment	$823.6	946.0	-13%
International segment	668.4	771.8	-13%
Entertainment and Licensing segment	128.7	104.2	23%

Operating Profit
U.S. and Canada segment	$52.8	146.3	-64%
International segment	(55.9)	17.4	(i)
Entertainment and Licensing segment	32.5	22.7	44%
(i) Variance is greater than 100%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the six months ended July 1, 2018 decreased 13% compared to 2017.  Foreign currency translation did not have a significant impact on this segment’s net revenues. In the first six months of 2018, net revenues declined in all brand portfolios including the Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands portfolios.

In the Franchise Brands portfolio increases in net revenues from MAGIC: THE GATHERING and MONOPOLY products were more than offset by lower net revenues from NERF, TRANSFORMERS, PLAY-DOH and BABY ALIVE products.  In the Partner Brands portfolio, higher net revenues from MARVEL and BEYBLADE products were more than offset by lower net revenues from the Company’s DISNEY PRINCESS products and DREAMWORKS’ TROLLS products. In the Hasbro Gaming portfolio, higher net revenues from DUNGEONS & DRAGONS and JENGA products and higher net revenues from new social games, including HEARING THINGS and DON’T STEP IN IT, were more than offset by decreased net revenues from PIE FACE, SPEAK OUT and certain other Hasbro Gaming products. In the Emerging Brands portfolio, decreased net revenues from FURREAL FRIENDS products and certain other Emerging Brands were partially offset by net revenues from the introduction of the Company’s line of LOST KITTIES and LOCK STARS products.

U.S. and Canada segment operating profit for the six months ended July 1, 2018 decreased to $52.8 million, or 6.4% of segment net revenues, compared to $146.3 million, or 15.5% of segment net revenues, for the six months ended July 2, 2017. The operating profit in the first half of 2018 included expenses of $52.3 million related to the Toys“R”Us liquidation in the U.S. The remaining decline in operating profit was due to lower sales as well as higher expenses including administration, shipping and warehousing expenses in 2018.

International Segment

International segment net revenues decreased 13% to $668.4 million for the six months ended July 1, 2018 from $771.8 million for the six months ended July 2, 2017.  The following table presents net revenues by geographic region for the Company's International segment for the six-month periods ended July 1, 2018 and July 2, 2017.

	Six Months Ended
	July 1,	July 2,	%
	2018	2017	Change
Europe	$355.1	453.7	-22%
Latin America	162.4	164.6	-1%
Asia Pacific	150.9	153.5	-2%
Net revenues	$668.4	771.8	-13%

The variance in International segment net revenues includes a foreign currency translation benefit of approximately $22.1 million relating primarily to the Company’s European region, and, to a lesser extent, the Asia Pacific region offset by negative foreign currency translation from the Latin American region. The declines in net revenues in the international segment were driven by decreases in Europe due to the Toys“R”Us liquidation in the United Kingdom, a challenging retail environment combined with excess retail inventory during the first six months of 2018. Net revenues declined in the Franchise Brands, Partner Brands and Hasbro Gaming portfolios during the first six months of 2018, while net revenues from the Emerging Brands portfolio grew compared to the same period in 2017.  Growth in BABY ALIVE products and to a lesser extent, MONOPOLY products, were more than offset by net revenue decreases from primarily TRANSFORMERS, NERF, MY LITTLE PONY and PLAY-DOH products.  Partner Brand portfolio net revenues decreased due to lower net revenues from DISNEY PRINCESS, YO-KAI WATCH, DREAMWORKS’ TROLLS and DISNEY FROZEN products partially offset by higher net revenues from BEYBLADE and MARVEL products.  In the Hasbro Gaming portfolio, lower net revenues from PIE FACE and certain other Hasbro Gaming products were partially offset by higher net revenues from social gaming products such as DON’T STEP IN IT, as well as higher net revenues from JENGA products. In the Emerging Brands portfolio, contributions from new brands such as LOST KITTIES, LOCK STARS products, as well as net revenue increases from SUPER SOAKER and LITTLEST PET SHOP products were more than offset by declines driven by lower revenues from FURBY products in the first six months of 2018.

International segment operating loss was $55.9 million for the six months ended July 1, 2018, compared to operating profit of $17.4 million for the six months ended July 2, 2017.  The operating loss for the first six months of 2018 includes $11.2 million of expenses related to the Toys“R”Us liquidation in the United Kingdom. The remaining operating loss was driven by lower net revenues, combined with fixed cost deleveraging in the first six months of 2018.  The net revenues declines in Europe were driven by the Toys“R”Us liquidations in the United Kingdom and other unfavorable market conditions.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues for the six months ended July 1, 2018 increased 23% to $128.7 million from $104.2 million for the six months ended July 2, 2017.  Increased television programming revenues and higher revenues from consumer products and digital game licensing partially due to the adoption of ASC 606 as discussed above, drove the increase in the first half of 2018.

Entertainment and Licensing segment operating profit increased to $32.5 million, or 25.3% of net revenues, for the six months ended July 1, 2018 from $22.7 million, or 21.8% of segment net revenues, for the six months ended July 2, 2017.  Overall, the increase in Entertainment and Licensing segment operating profit and operating profit margin reflects the higher revenues noted above, as well as lower advertising costs, partially offset by higher programing amortization costs related to MY LITTLE PONY:THE MOVIE.

Global Operations

The Global Operations segment operating loss of $7.8 million for the first six months of 2018 compares to operating losses of $6.8 million for the first six months of 2017. The increase in 2018 was the result of lower sourcing volume and increased operating expenses in 2018.

Corporate and Eliminations

Operating loss in Corporate and Eliminations for the first six months of 2018 was $14.5 million, compared to a loss of $1.3 million for the first six months of 2017. Included in the Corporate and eliminations operating loss in the first six months of 2018 was $7 million of expenses associated with the Toys“R”Us liquidation and $17.3 million of severance for the reorganization of the Company’s commercial organization.

OPERATING COSTS AND EXPENSES

Second Quarter 2018

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended July 1, 2018 and July 2, 2017.

	Quarter Ended
	July 1,	July 2,
	2018	2017
Cost of sales	37.4%	37.9%
Royalties	7.3	8.1
Product development	6.6	6.5
Advertising	9.7	9.5
Amortization of intangibles	0.5	0.8
Program production cost amortization	0.8	0.5
Selling, distribution and administration	28.0	26.4

Cost of sales decreased 8% from $368.2 million, or 37.9% of net revenues, for the second quarter of 2017 to $338.3 million, or 37.4% of net revenues for the second quarter of 2018.  Costs of sales decreased in dollars primarily due to lower sales volumes compared to the second quarter of 2017. As a percent of net revenues, the cost of sales decrease was driven by product mix primarily by higher revenues in certain game brands, such as MAGIC: THE GATHERING, as well as increased Entertainment and Licensing revenues which generate higher margins.

Royalty expense for the second quarter of 2018 was $66.0 million, or 7.3% of net revenues, compared to $79.2 million, or 8.1% of net revenues, for the second quarter of 2017.  Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. In the second quarter of 2018, the decrease in royalty expense both in dollars and as a percentage of revenues was driven primarily by declines in partner brand net revenues, and to a lesser extent, declines in TRANSFORMERS products related to the 2017 theatrical release TRANSFORMERS:THE LAST KNIGHT.

Product development expense for the second quarter of 2018 was $59.9 million, or 6.6% of net revenues, compared to $62.8 million, or 6.5% of net revenues, for the second quarter of 2017.  The favorable decline in dollars was driven by the capitalization of certain costs of the digital version of MAGIC: THE GATHERING in 2018 as it has reached the later stages of its development and approaches its launch date, as compared to comparable costs that were expensed in 2017 based on the fact that the game was in its earlier stages of development.

Advertising expense for the second quarter of 2018 was $87.6 million, or 9.7% of revenues, compared to $92.4 million, or 9.5% of net revenues, for the second quarter of 2017.  The lower spend in advertising expense was primarily due to lower revenues in the second quarter of 2018.

Amortization of intangibles was $4.6 million, or 0.5% of net revenues for the second quarter of 2018 compared to $7.9 million, or 0.8% of net revenues, for the second quarter of 2017.  The decrease primarily reflects the full amortization of property rights related to Backflip during the second quarter of 2017 partially offset by approximately $1.0 million of amortization related to the Power Rangers intangible asset in the second quarter of 2018.

Program production cost amortization increased to $7.3 million or 0.8% of net revenues, for the second quarter of 2018 from $5.2 million, or 0.5% of net revenues, for the second quarter of 2017. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The increase in dollars and as a percent of net revenues reflects amortization of production expense related to MY LITTLE PONY: THE MOVIE and higher television programming costs as a result of higher programming revenues in the second quarter of 2018.

For the quarter ended July 1, 2018, the Company's selling, distribution and administration expenses decreased to $253.2 million, or 28.0% of net revenues, from $256.9 million, or 26.4% of net revenues, for the quarter ended July 2, 2017. As a percent of net revenues, selling, distribution and administration expenses increased as a result of higher warehousing expenses due to higher inventories, and freight expense increases due to driver shortages and new trucking regulations in the U.S. implemented during the first quarter of 2018.

First Six Months of 2018

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the six-month periods ended July 1, 2018 and July 2, 2017.

	Six Months Ended
	July 1,	July 2,
	2018	2017
Cost of sales	36.6%	37.0%
Royalties	8.4	7.9
Product development	7.2	6.9
Advertising	9.6	9.5
Amortization of intangibles	0.7	0.9
Program production cost amortization	1.2	0.6
Selling, distribution and administration	35.9	27.5

Cost of sales for the six months ended July 1, 2018 decreased to $593.5 million, or 36.6% of net revenues, from $674.3 million, or 37.0% of net revenues, for the six months ended July 2, 2017.  Costs of sales decreased in dollars primarily due to lower sales volumes compared to the second quarter of 2017. As a percent of net revenues, the cost of sales decrease was driven by product mix from increased revenues in certain gaming brands including MAGIC:THE GATHERING, as well as Entertainment and Licensing revenues which generate higher margins, partially offset by certain allowances and obsolescence charges taken as a result of the Toys“R”Us liquidations.

Royalty expense for the six months ended July 1, 2018 was $135.7 million, or 8.4% of net revenues, compared to $143.5 million, or 7.9% of net revenues, for the six months ended July 2, 2017. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. In the first half of 2018, the decrease in royalty expense was driven primarily by overall declines in partner brand net revenues as well as decreases in movie-related TRANSFORMERS products, partially offset by accelerated royalty charges incurred as a result of the loss of Toys“R”Us product sales.

Product development expense for the six months ended July 1, 2018 decreased to $117.2 million, or 7.2% of net revenues, from $125.4 million, or 6.9% of net revenues for the six months ended July 2, 2017. Product development expenditures reflect the Company’s continued investment in innovation and anticipated growth across our brand portfolio.  The decline was partially the result of the capitalization of certain costs of the digital version of MAGIC: THE GATHERING in 2018 as it has reached the later stages of its development and approaches its launch date, as compared to comparable costs that were expensed in 2017 based on the fact that the game was in its earlier stages of development. The increase as a percentage of revenue reflects the lower revenue base in 2018.

Advertising expense for the six months ended July 1, 2018 was $155.6 million, or 9.6% of net revenues, compared to $173.3 million, or 9.5% of net revenues, for the six months ended July 2, 2017. The decrease in advertising expense was primarily due to lower revenues in the first half of 2018.  Advertising expense was relatively consistent as a percent of net revenues.

Amortization of intangibles was $11.0 million, or 0.7% of net revenues, for the six months ended July 1, 2018 compared to $15.8 million, or 0.9% of net revenues, in the first six months of 2017. The decrease reflects the full amortization of property rights related to Backflip during the second quarter of 2017, partially offset by approximately $1.0 million related to the acquisition of the Power Rangers intangible asset in June 2018.

Program production cost amortization increased in the first six months of 2018 to $19.3 million, or 1.2% of net revenues, from $10.8 million, or 0.6% of net revenues, in the first six months of 2017. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The increase in dollars and as a percent of net revenues reflects amortization of production expenses related to MY LITTLE PONY: THE MOVIE and higher television programming costs as a result of higher programming revenues during the first half of 2018.

For the six months ended July 1, 2018, the Company's selling, distribution and administration expenses increased to $581.2 million or 35.9% of net revenues from $500.8 million or 27.5% of net revenues for the six months ended July 2, 2017.  These higher costs were primarily driven by $60.3 million of bad debt and other expenses related to Toys“R”Us, as well as $17.3 million of severance costs related to the reorganization of the Company’s commercial organization. In addition to these expenses, the increase was also due to higher bad debt expense in the International segment and higher freight and warehousing expenses.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the second quarter and first six months of 2018 totaled $22.8 million and $45.6 million, respectively, compared to $24.2 million and $48.7 million in the second quarter and first six months of 2017, respectively. In the third quarter of 2017, the Company refinanced $350 million of 6.3% notes that matured in September 2017 by issuing $500 million of 3.5% notes.  The decrease in interest expense for the quarter and six months primarily reflects the impact of the above refinancing and, to a lesser extent, lower short-term borrowings in 2018.

Interest income was $6.3 million and $12.6 million for the second quarter and first six months of 2018, respectively, compared to $5.1 million and $10.7 million in the second quarter and first six months of 2017, respectively. The increase reflects higher average interest rates in 2018 compared to 2017.

Other expense, net of $3.0 million for the quarter ended July 1, 2018, compared to other income, net, of $6.0 million for the quarter ended July 2, 2017.  Other income, net, of $5.6 million for the six-month period ended July 1, 2018, compared to other income, net, of $17.4 million for same period in 2017.  Other expense (income), net in the second quarter and first half of 2018 was primarily driven by higher foreign currency exchange losses in 2018 compared to 2017.

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

Income tax expense totaled $7.8 million on pre-tax earnings of $68.1 million in the second quarter compared to income tax expense of $19.2 million on pre-tax earnings of $86.9 million in the second quarter of 2017. For the six month period, income tax expense totaled $31.9 million on pre-tax loss of $20.3 million in 2018 compared to income tax expense of $21.4 million on pre-tax earnings of $157.7 million in 2017.  Both periods, as well as the full year 2017, were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first six months of 2018, unfavorable discrete tax adjustments were a net expense of $30.9 million compared to a net benefit of $17.7 million in the first six months of 2017. The unfavorable discrete tax adjustments for the first six months of 2018 primarily relate to changes in guidance on U.S. tax reform, which resulted in the reversal of a tax benefit recorded in 2017 and additional repatriation tax liability, partially offset by excess tax benefits on share-based payments and audit settlements.  Absent discrete items, the adjusted tax rates for the first six months of 2018 and 2017 were 17.4% and 24.8%, respectively. The decrease in the adjusted tax rate of 17.4% for the six months ended July 1, 2018 is primarily due to the tax impact of the lower U.S. corporate tax rate.

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

Revenue recognition from the sale of finished product to customers, which is the majority of the Company’s revenues, did not change under the new standard and the Company does not expect material changes in the future as a result of the New Revenue Standard related to the sale of finished product to its customers.  Within the Company’s Entertainment and Licensing segment, the timing of revenue recognition for minimum guarantees that the Company receives from licensees is impacted by the New Revenue Standard.  Prior to the adoption of ASC 606, for licenses of the Company’s brands that are subject to minimum guaranteed license fees, the Company recognized the difference between the minimum guaranteed amount and the actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period, which was in the fourth quarter for most of the Company’s licensee arrangements. In periods following January 1, 2018, minimum guaranteed amounts will be recognized on a straight-line basis over the license period. While the impact of this change will not be material to the year, it will impact the timing of revenue recognition within the Company’s Entertainment and Licensing segment such that under ASC 606, less revenues will be recorded in the fourth quarter and more revenues will be recorded within the first, second, and third quarters. No other areas of the Company’s business were materially impacted by the New Revenue Standard. Refer to Notes 1 and 2 of our Consolidated Financial Statements for further information.

In February 2016, the FASB issued ASU 2016-02, Leases  (Topic 842) (ASU 2016-02), which will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be based on the present value of lease payments and the asset will be based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Additional quantitative and qualitative disclosures will be required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018.  ASU 2016-02 as originally issued required modified retrospective adoption.  In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company has evaluated the requirements of ASU 2016-02, including updates issued to the standard in 2018, and is continuing to assess its potential impact on the Company’s consolidated financial statements. The Company has a significant number of leases globally, primarily for property and office equipment, and is in the process of identifying and evaluating these leases as well as designing systems and processes to properly record these leases in relation to the requirements of ASU 2016-02. For each of these leases, the term will be evaluated, including extension and renewal options as well as the lease payments associated with the leases.  The standard also includes certain practical expedients that may be used in the adoption of the standard. The Company is in the process of evaluating which of these practical expedients it will use when adopting the standard. The Company does not expect that its results of operations will be materially impacted by this standard.  The Company expects to record assets and liabilities on its consolidated balance sheets upon adoption of this standard, which may be material.  The adoption of this standard will not have an impact on the Company’s cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted this standard in 2018 and the adoption of this standard did not have an impact on the Company’s statement of cash flows for the six-month periods ended July 1, 2018 and July 2, 2017.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted this standard in the first quarter of 2018 and the adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements in the quarter or six-month period ended July 1, 2018.

In January 2018, the FASB issued Accounting Standards Update No. 2017-01(“ASU 2017-01”), Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of providing guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-01 in the second quarter of 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In the first six months of 2018 and 2017 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, used borrowings under its available lines of credit and commercial paper program.

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

As of July 1, 2018, the Company's cash and cash equivalents totaled $1,159.1 million, the majority of which is held outside of the United States. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which provides significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings, estimated to be $288.5 million as of July 1, 2018. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of July 1, 2018 is denominated in the U.S. dollar.

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

The table below outlines key financial information pertaining to our consolidated balance sheets including the period-over-period changes.

	July 1,	July 2,	%
	2018	2017	Change
Cash and cash equivalents	$1,159.1	1,433.5	-19%
Accounts receivable, net	739.3	846.5	-13%
Inventories	610.2	557.5	10%
Prepaid expenses and other current assets	319.1	257.3	24%
Other assets	706.8	746.6	-5%
Accounts payable and accrued liabilities	1,032.3	935.5	10%
Other liabilities	600.3	408.9	47%

Accounts receivable decreased 13% to $739.3 million at July 1, 2018, compared to $846.5 million at July 2, 2017. The decrease reflects the impact of a $20.3 million decline from foreign exchange translation and a decrease resulting from the 7% decrease in net revenues in the second quarter of 2018 as compared to the second quarter of 2017. The balance at July 1, 2018 includes a $77.0 million allowance for doubtful accounts related to Toys“R”Us.  Days sales outstanding decreased to 74 days at July 1, 2018 from 79 days at July 2, 2017 primarily reflecting improved collections.

Inventories increased 10% to $610.2 million at July 1, 2018 from $557.5 million at July 2, 2017. The increase is primarily related to higher inventory balances as of the end of 2017 coupled with sales declines in the first half of 2018. The inventory balance at July 1, 2018 includes a decrease of $12.5 million from the impact of foreign exchange.

Prepaid expenses and other current assets increased 24% to $319.1 million at July 1, 2018 from $257.3 million at July 2, 2017. The increase was related to higher prepaid income taxes primarily due to reduced earnings in the first half of 2018 and higher accrued royalty income, related to the adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC-606).

Other assets decreased approximately 5% to $706.8 million at July 1, 2018 from $746.6 million at July 2, 2017. The decrease was primarily related to lower deferred tax asset balances reflecting the decrease in the Company’s U.S. tax rate as a result of tax reform enacted in the fourth quarter of 2017, decreases in the value of long-term foreign exchange contracts, lower long-term royalty advances and the installment payment on a long-term note receivable in the fourth quarter of 2017.  These decreases were partially offset by higher capitalized movie and television production costs, net of related production rebates, primarily for the Company’s share of costs related to BUMBLEBEE,  the theatrical release to be produced jointly with Paramount Pictures, expected in December of 2018.

Accounts payable and accrued liabilities increased 10% to $1,032.3 million at July 1, 2018 from $935.5 million at July 2, 2017. Contributing to the increase were accrued liabilities related to the remaining amounts due for the Power Rangers acquisition, severance charges accrued during the first quarter of 2018, higher deferred revenue balances related to the launch of the online version of MAGIC: THE GATHERING and the licensing of other digital assets, in addition to higher accrued dividends due to a higher dividend rate in 2018.  These increases were partially offset by a lower liability for foreign currency forward contracts as the result of a strengthening U.S. dollar against certain foreign currencies, lower accounts payable balances as well as lower accrued advertising reflecting the lower level of expense in 2018.

Other liabilities increased 47% to $600.3 million at July 1, 2018 from $408.9 million at July 2, 2017. The increase is primarily due to the $264.1 million estimated long-term portion of the repatriation tax liability related to U.S. Tax Reform passed in the fourth quarter of 2017. This increase is partially offset by a decrease in the tax liability owed to Discovery Communications Inc. as the result of re-measurement based on new U.S. tax rates in 2018, as well as a decrease in the Company’s pension liabilities due to a $50.0 million contribution in 2017 offset by a U.S. pension liability increase due to re-measurement as a result of the Company’s decision in the first quarter of 2018 to terminate the plan.

Cash Flow

Net cash provided by operating activities in the first six months of 2018 was $240.8 million compared to $366.1 million in the first six months of 2017.  The reduction in cash flow from operations primarily reflects lower earnings in the first quarter of 2018 as compared to the first quarter of 2017. For the fiscal year ended December 31, 2017, net cash provided by operating activities was $724.4 million.

Net cash utilized by investing activities was $223.8 million in the first six months of 2018 compared to $67.8 million in the first six months of 2017. The increase in cash used reflects cash payments of $155.5 million related to the acquisition of Power Rangers in the first six months of 2018. The Company has a remaining payment of $75 million related to the acquisition that is due in January 2019 and is scheduled to release the $25 million escrow payment by June 2019. Additions to property, plant and equipment were $71.8 million in the first six months of 2018 compared to $66.3 million in the first six months of 2017.

Net cash utilized by financing activities was $421.2 million in the first six months of 2018 compared to $160.5 million in the first six months of 2017.  Cash payments related to purchases of the Company's common stock were $103.5 million in the first six months of 2018 compared to $18.6 million in the first six months of 2017. At July 1, 2018, the Company had $565.1 million remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first six months of 2018 totaled $149.5 million compared to $134.7 million in the first six months of 2017 reflecting a higher dividend rate commencing with the May 2018 dividend payments. Net repayments of short-term borrowings were $133.6 million in the first six months of 2018 compared to net proceeds from short-term borrowings of $14.2 million in the first six months of 2017.  Financing activities in the first six months of 2018 and 2017 include payments of $54.7 million and $31.4 million, respectively, relating to tax payments made to tax authorities for which shares were withheld from employees’ share-based payment awards.

Sources and Uses of Cash

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days.  The notes are sold under customary terms in the commercial paper market and are issued at a discount or par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis.  The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At July 1, 2018, the Company had no outstanding borrowings related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $1,000.0 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness.  Prior to September 2017, the Agreement provided for a $700.0 million revolving credit facility.  During the third quarter of 2017 and pursuant to the Agreement, the Company proposed and the Lenders agreed to increase the committed borrowing facility from $700.0 million to $1,000.0 million.  The Company was in compliance with all covenants as of and for the quarter ended July 1, 2018. The Company had no borrowings outstanding under its committed revolving credit facility at July 1, 2018. However, the Company had letters of credit outstanding under this facility as of July 1, 2018 of approximately $0.7 million. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of July 1, 2018 were approximately $999.3 million. The Company also has other uncommitted lines from various banks, of which approximately $58.8 million was utilized at July 1, 2018, including $38.7 million of outstanding letters of credit and $20.1 million of outstanding borrowings.

The Company has principal amounts of long-term debt at July 1, 2018 of $1,709.9 million, due at varying times from 2021 through 2044. The Company also had letters of credit of approximately $39.4 million and purchase commitments of approximately $588.8 million outstanding at July 1, 2018.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, were impacted by the Power Rangers acquisition. The Company has a remaining payment of $75 million on the acquisition that is due in January 2019 as well as the balance of a $25 million escrow account, subject to adjustment,  scheduled to release by June 2019. Outside of these changes, the other contractual obligations and commercial commitments as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $78.3 million at July 1, 2018, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At July 1, 2018, these contracts had net unrealized gains of $17.4 million, of which $12.5 million of unrealized gains are recorded in prepaid expenses and other current assets, $10.1 million of unrealized gains are recorded in other assets, $2.2 million of unrealized losses are recorded in accrued liabilities and $3.0 million of unrealized losses are recorded in other liabilities. Included in accumulated other comprehensive loss at July 1, 2018 are deferred gains, net of tax, of $9.0 million, related to these derivatives.

At July 1, 2018, the Company had fixed rate long-term debt of $1,709.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at July 1, 2018 are deferred losses, net of tax, of $20.0 million related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 1, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 1, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

·           the impact of the bankruptcy filing by Toys“R”Us in the United States and Canada, and the subsequent liquidation of the Toys“R”Us business in the U.S., including lost sales and bad debt expense;

·           the ability of Toys“R”Us to successfully re-emerge from bankruptcy in Canada;

·           the liquidation of Toys“R”Us in the United Kingdom, including lost sales and bad debt expense;

·           uncertainty as to the future of the Toys“R”Us business elsewhere in the world , and associated reductions in sales to Toys“R”Us or bad debt expenses;

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

·           the impact of retail inventory overhang in one or more of our key markets, which can reduce purchases of our products from our customers and lower our revenues and profitability;

·           our ability to evolve our business quickly and efficiently to respond to the challenges of today’s converged retail environment;

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

·           tariffs and other trade restrictions impacting the cost of producing our products and importing them into markets around the world for sale;

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

·           failure to operate our information systems and implement new technology effectively, as well as maintain the systems and processes designed to protect our electronic data and the data of our customers, consumers and employees, including the damage that could result from a breach of any of that data;

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

Repurchases Made in the Quarter (in whole dollars and number of shares)

(d)
Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	(a) Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs
April 2018
4/2/18 – 4/29/18	54,724	$84.89	54,724	$134,538,231
May 2018
4/30/18 – 6/3/18	71,400	$87.27	71,400	$628,307,344
June 2018
6/4/18 – 7/1/18	694,219	$91.05	694,219	$565,098,151
Total	820,343	$90.48	820,343	$565,098,151

In May 2018, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million of common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under this authorization, and the timing, actual number, and value of the shares that are repurchased will depend on a number of factors, including the price of the Company's stock and the Company’s generation of, and uses for, cash. The Company may suspend or discontinue the program at any time and there is no expiration date.

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

10.1    2018 Performance Rewards Program

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

HASBRO, INC.
(Registrant)

Date: August 1, 2018	By: /s/ Deborah Thomas
Deborah Thomas

Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)