Form 10-Q
period 2018-09-30
HASBRO INC
filed 2018-11-01
CIK 46080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________

FORM 10-Q

______________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of October 22, 2018 was 126,507,478.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	September 30,	October 1,	December 31,
	2018	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$907,107	1,244,778	1,581,234
Accounts receivable, less allowance for doubtful accounts of $96,000
$33,900 and $31,400	1,391,242	1,655,752	1,405,399
Inventories	610,918	629,120	433,293
Prepaid expenses and other current assets	283,183	232,590	214,000
Total current assets	3,192,450	3,762,240	3,633,926

Property, plant and equipment, less accumulated depreciation of $452,000
$417,000 and $422,100	255,150	263,862	259,710

Other assets
Goodwill	572,387	572,762	573,063
Other intangible assets, net of accumulated amortization of $924,700
$898,300 and $904,900	732,235	223,695	217,382
Other	743,107	722,089	605,902
Total other assets	2,047,729	1,518,546	1,396,347

Total assets	$5,495,329	5,544,648	5,289,983

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$20,307	189,012	154,957
Accounts payable	458,808	525,852	348,476
Accrued liabilities	842,808	769,893	748,264
Total current liabilities	1,321,923	1,484,757	1,251,697

Long-term debt	1,694,721	1,693,261	1,693,609
Other liabilities	591,404	410,378	514,720
Total liabilities	3,608,048	3,588,396	3,460,026

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none
issued	-	-	-
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued
209,694,630 at September 30, 2018, October 1, 2017,
and December 31, 2017	104,847	104,847	104,847
Additional paid-in capital	1,282,405	1,043,981	1,050,605
Retained earnings	4,254,919	4,336,420	4,260,222
Accumulated other comprehensive loss	(296,738)	(234,792)	(239,425)
Treasury stock, at cost; 82,979,119 shares at September 30, 2018; 85,139,302
shares at October 1, 2017; and 85,244,923 shares at December 31, 2017	(3,458,152)	(3,294,204)	(3,346,292)
Total shareholders' equity	1,887,281	1,956,252	1,829,957

Total liabilities and shareholders' equity	$5,495,329	5,544,648	5,289,983

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Operations
	(Thousands of Dollars Except Per Share Data)
	(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Net revenues	$1,569,686	1,791,502	3,190,485	3,613,671
Costs and expenses:
Cost of sales	655,597	730,656	1,249,090	1,404,971
Royalties	105,265	139,222	240,962	282,754
Product development	65,807	67,386	183,050	192,765
Advertising	134,384	168,926	290,001	342,236
Amortization of intangibles	8,841	6,492	19,873	22,254
Program production cost amortization	14,088	5,394	33,419	16,152
Selling, distribution and administration	272,368	312,482	853,585	813,268
Total costs and expenses	1,256,350	1,430,558	2,869,980	3,074,400
Operating profit	313,336	360,944	320,505	539,271
Non-operating (income) expense:
Interest expense	22,779	25,072	68,391	73,752
Interest income	(4,671)	(5,362)	(17,227)	(16,042)
Other income, net	(566)	(8,607)	(6,189)	(26,003)
Total non-operating expense, net	17,542	11,103	44,975	31,707
Earnings before income taxes	295,794	349,841	275,530	507,564
Income tax expense	31,933	84,258	63,862	105,659
Net earnings	$263,861	265,583	211,668	401,905

Net earnings per common share
Basic	$2.08	2.12	1.68	3.21
Diluted	$2.06	2.09	1.67	3.16
Cash dividends declared per common share	$0.63	0.57	1.89	1.71

See accompanying condensed notes to consolidated financial statements.

	HASBRO, INC. AND SUBSIDIARIES
	Consolidated Statements of Comprehensive Earnings
	(Thousands of Dollars)
	(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Net earnings	$263,861	265,583	211,668	401,905
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(6,762)	13,142	(44,560)	41,954
Unrealized holding losses on available
-for-sale securities, net of tax	(617)	(784)	(673)	(555)
Net gains (losses) on cash flow hedging activities,
net of tax	5,323	(26,532)	23,765	(83,729)
Changes in unrecognized pension amounts, net of tax	-	-	(26,058)	-
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(1,672)	4,547	5,318	(2,237)
Amortization of unrecognized pension and
and postretirement amounts	2,066	1,448	6,398	4,345
Total other comprehensive loss, net of tax	(1,662)	(8,179)	(35,810)	(40,222)
Comprehensive earnings	$262,199	257,404	175,858	361,683

	See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2018	2017
Cash flows from operating activities:
Net earnings	$211,668	401,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	104,915	107,853
Amortization of intangibles	19,873	22,254
Program production cost amortization	33,419	16,152
Deferred income taxes	(7,189)	17,797
Stock-based compensation	35,823	37,390
Other non-cash items	(12,124)	(16,033)
Change in operating assets and liabilities net of acquired balances:
Increase in accounts receivable	(9,252)	(300,693)
Increase in inventories	(197,253)	(222,546)
Increase in prepaid expenses and other current assets	(52,005)	(4,437)
Program production costs	(95,724)	(25,309)
Increase in accounts payable and accrued liabilities	124,755	137,518
Changes in net deemed repatriation tax	18,074	-
Other	(234)	29,945
Net cash provided by operating activities	174,746	201,796
Cash flows from investing activities:
Additions to property, plant and equipment	(104,015)	(102,512)
Acquisitions	(155,451)	-
Other	8,587	5,516
Net cash utilized by investing activities	(250,879)	(96,996)
Cash flows from financing activities:
Proceeds of borrowings with maturity greater than three months	-	493,878
Repayments of borrowings with maturity greater than three months	-	(350,000)
Net (repayments of) proceeds from other short-term borrowings	(131,629)	15,663
Purchases of common stock	(187,850)	(112,241)
Stock-based compensation transactions	28,827	29,432
Dividends paid	(229,562)	(206,012)
Payments related to tax withholding for share-based compensation	(58,336)	(31,973)
Net cash utilized by financing activities	(578,550)	(161,253)
Effect of exchange rate changes on cash	(19,444)	18,946
Decrease in cash and cash equivalents	(674,127)	(37,507)
Cash and cash equivalents at beginning of year	1,581,234	1,282,285
Cash and cash equivalents at end of period	$907,107	1,244,778

Supplemental information
Cash paid during the period for:
Interest	$69,603	75,567
Income taxes	$87,704	86,441

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of September 30, 2018 and October 1, 2017, and the results of its operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended September 30, 2018 and October 1, 2017 were each 13-week periods. The nine-month period ended September 30, 2018 was a 39-week period while the nine-month period ended October 1, 2017 was a 40-week period.

The results of operations for the quarter and nine-month periods ended September 30, 2018 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2017 periods representative of those actually experienced for the full year 2017. Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

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

In January 2018, the FASB issued Accounting Standards Update No. 2017-01(“ASU 2017-01”),  Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of providing guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017. For further details, see Note 3.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), Income Statement -Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides for a reclassification from accumulated other comprehensive earnings (“AOCE”) to retained earnings, of disproportionate income tax effects arising from the impact of the Tax Cuts and Jobs Act of 2017. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.  The Company adopted ASU 2018-02 in the first quarter of 2018.  The impact of the adoption resulted in a one-time reclassification in the amount of $21,503 from AOCE with a corresponding credit to retained earnings.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted this standard in the first quarter of 2018 and the adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements in the quarter or nine-months ended September 30, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted this standard in 2018 and the adoption of this standard did not have an impact on the Company’s statement of cash flows for the nine-month periods ended September 30, 2018 and October 1, 2017.

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

Toy and Games

The majority of the Company’s revenues are derived from sales of finished products to customers.  Revenues from sales of finished products to customers accounted for 92% and 95% of the Company’s revenues for the nine-month periods ended September 30, 2018 and October 1, 2017, respectively.  When determining whether control of the finished products has transferred to the customer, the Company considers any future performance obligations.  Generally, the Company has no post-shipment obligation on sales of finished products to customers and revenues from product sales are recognized upon passing of title to the customer, which is generally at the time of shipment. Any shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within selling, distribution, and administration expenses. For the quarters ended September 30, 2018 and October 1, 2017 these costs were approximately $55,029 and $57,725, respectively, and for the nine-month periods ended September 30, 2018 and October 1, 2017, these costs were approximately $138,916 and $131,809, respectively.  The Company offers various discounts, rebates, allowances, returns, and markdowns to its customers, (collectively, “allowances”), all of which are considered when determining the transaction price.  Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues.  Other allowances can vary depending on future outcomes such as customer sales volume (“variable consideration”).  The Company estimates the amount of variable consideration using the expected value method.  In estimating the amount of variable consideration using the expected value method, the Company considers various factors including but not limited to: customer terms, historical experience, any expected deviations from historical experience, and existing or expected market conditions.  The Company then records an estimate of variable consideration as a reduction to revenues at the time of sale.  The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change.  Historically, adjustments to estimated variable consideration have not been material.

Entertainment and Licensing

Revenues within the Company’s Entertainment and Licensing segment, which accounted for 6% and 5% of the Company’s revenues for the nine-month periods ended September 30, 2018 and October 1, 2017, respectively, are recorded either over a period of time or at a point in time.  The Company enters into contracts to license its intellectual property, which consists of its brands, in various channels including but not limited to: consumer products such as apparel or home goods, within formats such as on-line games, within venues such as theme parks, or within formats such as motion picture films.  The licensees pay the Company either a sales-based or usage-based royalty, or a combination of both, for use of the brands, in some cases subject to minimum guaranteed amounts or fixed fees.  The license of the Company’s brands provide access to the intellectual property over the term of the license, generally without any other performance obligation of the Company other than keeping the intellectual property active, and is therefore considered a right-to-access license of symbolic intellectual property.  The Company records sales-based or usage-based royalty revenues for right-to-access licenses at the occurrence of the licensees’ subsequent sale or usage. When the arrangement includes a minimum guarantee, the Company records the minimum guarantee on a ratable basis over the term of the license period and does not record the sales-based or usage-based royalty revenues until they exceed the minimum guarantee.  The Company also produces television or streaming programming for licensing to third parties.  The licensees typically pay a fixed fee for the license of the produced content.  The content that the Company delivers to its licensees has stand-alone functionality, generally without any other performance obligation of the Company, and is therefore considered a right-to-use license of functional intellectual property.  The Company records revenues for right-to-use licenses once the license period has commenced and the licensee has the ability to use the delivered content.  In arrangements where the licensee pays the Company a fixed fee for multiple seasons or multiple series of programming, arrangement fees are recorded as revenues based upon their relative fair values.  As of September 30, 2018, the Company did not have any material future performance commitments for film streaming or television orders that have not yet been delivered. The Company also develops application based digital games featuring its brands within the games.  These games are hosted by third-party platform providers.  The Company does not charge a fee to the end users for the download of the games or the ability to play the games.  The end users make in-application purchases of digital currencies, via the Company’s platform providers, with such purchased digital currencies to be used in the games.  The Company records revenues from in-application purchases based on the usage patterns of the players.  For the majority of the Company’s digital games, players use their currencies in the month of purchase, and therefore revenues are recorded at the time of sale.  The Company has no additional performance obligations other than delivery of the currency via its platform providers.  The Company controls all aspects of the goods delivered to the consumer.  The third-party platform providers are providing only the service of hosting and administering receipt from the end users.  The Company is the principal in the arrangement and records the gross revenues within Net Revenues in our Consolidated Statements of Operations.  The fee charged by the third-party platform providers to the Company are recorded within cost of sales.

Contract Assets and Liabilities

A contract asset is defined as an entity's right to consideration for goods or services that the entity has transferred to a customer.  A contract liability is defined to occur if the customer's payment of consideration precedes the entity's performance and represents the entity's obligation to transfer goods or services to a customer for which the entity has received consideration.  The Company occasionally will require payment from customers for finished product in advance of the customer receiving control of the finished product.  In these situations, the Company defers revenue on the advanced payment until the customer has control of the finished product, generally within the next month.  Within our Entertainment and Licensing segment, the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied.  The Company defers revenues on these advanced payments until its performance obligation is satisfied.  The aggregate deferred revenues are recorded as liabilities and were $43,653, and $10,261 as of September 30, 2018 and December 31, 2017, respectively, and the changes in deferred revenues are not material to the Company’s consolidated statement of operations for the nine-months ended September 30, 2018 and October 1, 2017. The Company records contract assets in the case of minimum guarantees that are being recognized ratably over the term of the respective license periods.  At September 30, 2018 and October 1, 2017, these contract assets were not material to the Company’s consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable on the consolidated balance sheets as of September 30, 2018, October 1, 2017 and December 31, 2017 are primarily from contracts with customers.  In the nine-months ended September 30, 2018, the Company recorded a bad debt charge of $59,115 related to a significant customer. In the quarter ended October 1, 2017, the Company recorded a bad debt charge of $18,000 related to a significant customer. The Company had no other material bad debt expense in the nine-month period ended October 1, 2017 or the quarter ended on September 30, 2018.

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

(3) Asset Acquisition

On June 12, 2018, the Company completed the acquisition of Saban Properties’ Power Rangers and other Entertainment Assets. The Company accounted for the acquisition as an asset acquisition based on the guidance in ASU 2017-01, which uses the cost accumulation and allocation method. As such, the Company included acquisition costs in its calculation of the purchase price to be allocated to the assets acquired.

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

•              $325 as capitalized production costs; and

•              $6,729 as other current liabilities.

(4) Earnings Per Share

Net earnings per share data for the quarter and nine-month periods ended September 30, 2018 and October 1, 2017 were computed as follows:

	2018		2017
Quarter	Basic	Diluted	Basic	Diluted
Net earnings	$263,861	263,861	265,583	265,583

Average shares outstanding	127,161	127,161	125,170	125,170
Effect of dilutive securities:
Options and other share-based awards	-	731	-	1,980
Equivalent Shares	127,161	127,892	125,170	127,150

Net earnings per common share	$2.08	2.06	2.12	2.09

	2018		2017
Nine Months	Basic	Diluted	Basic	Diluted
Net earnings	$211,668	211,668	401,905	401,905

Average shares outstanding	125,982	125,982	125,204	125,204
Effect of dilutive securities:
Options and other share-based awards	-	792	-	2,044
Equivalent Shares	125,982	126,774	125,204	127,248

Net earnings per common share	$1.68	1.67	3.21	3.16

For the quarters ended September 30, 2018 and October 1, 2017, options and restricted stock units totaling 949 and 450, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. For the nine-month periods ended September 30, 2018 and October 1, 2017, options and restricted stock units totaling 1,124 and 514, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

(5) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and nine-month periods ended September 30, 2018 and October 1, 2017.

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017

Other comprehensive earnings (loss), tax effect:
Tax benefit on unrealized holding losses	$179	445	195	315
Tax (expense) benefit on cash flow hedging activities	(73)	1,700	238	5,936
Tax benefit on changes in unrecognized pension amounts	-	-	7,565	-
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	1,015	(1,875)	107	(2,884)
Tax benefit on unrecognized pension and
postretirement amounts reclassified to the
consolidated statements of operations	(600)	(822)	(1,857)	(2,466)
Total tax effect on other comprehensive earnings (loss)	$521	(552)	6,248	901

Changes in the components of accumulated other comprehensive earnings (loss) for the nine months ended September 30, 2018 and October 1, 2017 are as follows:

			Unrealized
			Holding
			Gains		Total
		Gains	(Losses) on	Foreign	Accumulated
	Pension and	(Losses) on	Available-	Currency	Other
	Postretirement	Derivative	for-Sale	Translation	Comprehensive
	Amounts	Instruments	Securities	Adjustments	Loss
2018
Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)
Adoption of ASU 2018-02	(18,065)	(3,660)	222	-	(21,503)
Current period other comprehensive earnings (loss)	(19,660)	29,083	(673)	(44,560)	(35,810)
Balance at September 30, 2018	$(148,696)	(7,404)	583	(141,221)	(296,738)

2017
Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)
Current period other comprehensive earnings (loss)	4,345	(85,966)	(555)	41,954	(40,222)
Balance at October 1, 2017	$(114,056)	(34,881)	869	(86,724)	(234,792)

At September 30, 2018, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $12,255 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the third quarter of 2018 or forecasted to be purchased during the remainder of 2018 and, to a lesser extent, 2019 through 2022, intercompany expenses expected to be paid or received during 2018 and 2019, television and movie production costs paid in 2018 or expected to be paid in 2018 or 2019 and cash receipts for sales made at the end of the third quarter 2018 or forecasted to be made in the remainder of 2018 and, to a lesser extent, 2019 through 2020. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At September 30, 2018, deferred losses, net of tax, of $19,659 related to these instruments remained in AOCE. For the quarters ended September 30, 2018 and October 1, 2017, previously deferred losses of $450 were reclassified from AOCE to net earnings, respectively. For the nine-month periods ended September 30, 2018 and October 1, 2017, previously deferred losses of $1,349 and $1,384 were reclassified from AOCE to net earnings, respectively.

Of the amount included in AOCE at September 30, 2018, the Company expects net gains of approximately $10,898 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(6) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 30, 2018, October 1, 2017 and December 31, 2017, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 30, 2018, October 1, 2017 and December 31, 2017 also include certain assets and liabilities measured at fair value (see Notes 8 and 10) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of September 30, 2018, October 1, 2017 and December 31, 2017 are as follows:

	September 30, 2018		October 1, 2017		December 31, 2017
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value	Cost	Value
6.35% Notes Due 2040	$500,000	546,450	500,000	613,750	500,000	601,800
3.50% Notes Due 2027	500,000	466,350	500,000	496,850	500,000	488,300
5.10% Notes Due 2044	300,000	285,390	300,000	324,300	300,000	313,320
3.15% Notes Due 2021	300,000	297,720	300,000	306,840	300,000	302,640
6.60% Debentures Due 2028	109,895	124,698	109,895	132,830	109,895	131,390
Total long-term debt	$1,709,895	1,720,608	1,709,895	1,874,570	1,709,895	1,837,450
Less: Deferred debt expenses	15,174	-	16,634	-	16,286	-
Long-term debt	$1,694,721	1,720,608	1,693,261	1,874,570	1,693,609	1,837,450

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

(7) Income Taxes

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.

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

As a result, the Company recorded a one-time tax expense of $47,800 in the first quarter of 2018 which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability. In the third quarter, the estimate was further revised based on additional guidance and a one-time tax benefit of $17,336 was recorded.

Prior to the enactment of the Tax Act, the Company previously considered the earnings in non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Tax Act eliminates the deferral of U.S. income tax on these foreign earnings by imposing a one-time mandatory deemed repatriation tax and as a result, the Company now intends to repatriate substantially all of the accumulated foreign earnings.  The Company still has significant cash needs outside the United States and we are currently analyzing our global working capital and cash requirements. However, tax reform gives the Company flexibility to manage cash globally. In 2017, the Company recorded $1,657 of non-US local country withholding taxes as part of the provisional repatriation tax amount, which will be incurred due to certain future cash distributions.  In the third quarter, the Company recorded an additional $2,412 of net tax that reflects the state and local impact of proposed dividends from non-US subsidiaries to the parent Company.   The Company will continue to record these additional tax effects, if any, in the period that the on-going distribution analysis is completed and is able to make reasonable estimates.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At September 30, 2018, October 1, 2017 and December 31, 2017, these investments totaled $24,201, $24,405 and $24,436, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net (losses) gains of $(10) and $96 on these investments in other (income) expense, net for the quarter and nine months ended September 30, 2018, respectively, related to the change in fair value of such instruments.  For the quarter and nine-month periods ended October 1, 2017, the Company recorded net gains of $446 and $1,461, respectively, in other (income) expense, net, related to the change in fair value of such instruments.

At September 30, 2018, October 1, 2017 and December 31, 2017, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Assets:
Available-for-sale securities	$2,346	2,346	-	-
Derivatives	20,079	-	20,079	-
Total assets	$22,425	2,346	20,079	-

Liabilities:
Derivatives	$2,113	-	2,113	-
Option agreement	23,460	-	-	23,460
Total liabilities	$25,573	-	2,113	23,460

October 1, 2017
Assets:
Available-for-sale securities	$2,866	2,866	-	-
Derivatives	11,975	-	11,975	-
Total assets	$14,841	2,866	11,975	-

Liabilities:
Derivatives	$22,671	-	22,671	-
Option agreement	28,510	-	-	28,510
Total liabilities	$51,181	-	22,671	28,510

December 31, 2017
Assets:
Available-for-sale securities	$3,126	3,126	-	-
Derivatives	12,226	-	12,226	-
Total assets	$15,352	3,126	12,226	-

Liabilities:
Derivatives	$23,051	-	23,051	-
Option agreement	23,980	-	-	23,980
Total Liabilities	$47,031	-	23,051	23,980

Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel (“Discovery”). The option agreement is included in other liabilities at September 30, 2018, October 1, 2017 and December 31, 2017, and is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the nine-month period ended September 30, 2018.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2018	2017
Balance at beginning of year	$(23,980)	(28,770)
Gain from change in fair value	520	260
Balance at end of third quarter	$(23,460)	(28,510)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At September 30, 2018, October 1, 2017 and December 31, 2017, these investments had fair values of $24,201, $24,405 and $24,436, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(9) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarter and nine-month periods ended September 30, 2018 and October 1, 2017 are as follows:

	Quarter Ended
	Pension		Postretirement
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Service cost	$678	925	189	172
Interest cost	3,997	4,443	292	295
Expected return on assets	(5,190)	(5,896)	-	-
Net amortization and deferrals	2,971	2,525	42	-
Net periodic benefit cost	$2,456	1,997	523	467

	Nine Months Ended
	Pension		Postretirement
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Service cost	$2,030	2,798	566	517
Interest cost	11,993	13,598	877	885
Expected return on assets	(15,569)	(18,057)	-	-
Net amortization and deferrals	8,913	7,738	127	-
Net periodic benefit cost	$7,367	6,077	1,570	1,402

During the nine months ended September 30, 2018, the Company made cash contributions of $770 to its defined benefit pension plans. During fiscal 2018, the Company expects to make cash contributions to its defined benefit pension plans of approximately $1,300 in the aggregate.

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

In connection with the decision to terminate the Plan, the Company remeasured the projected benefit obligation based on the expected Plan termination costs. This remeasurement utilized a discount rate of 3.2% compared to the discount rate of 3.7% utilized in the December 31, 2017 measurement and resulted in an increase in the projected benefit obligation of $35,192 with offsetting amounts recorded to accumulated other comprehensive losses and deferred taxes. Upon settlement of the pension liability, the Company will reclassify the related pension losses currently recorded to accumulated other comprehensive loss, to the consolidated statements of operations. As of September 30, 2018, the Company had unrecognized losses related to the Plan of $142,997. The Company will recognize this loss upon termination of the Plan, adjusted for year-end remeasurement, as well as the total required payout to plan participants which will be determined based on employee elections and market conditions present at the time of termination.

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

At September 30, 2018, October 1, 2017 and December 31, 2017, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 30, 2018		October 1, 2017		December 31, 2017
	Notional	Fair	Notional	Fair	Notional	Fair
Hedged transaction	Amount	Value	Amount	Value	Amount	Value
Inventory purchases	$555,661	6,827	894,529	(16,597)	756,673	(13,695)
Sales	319,421	13,027	579,421	17,215	423,315	16,144
Royalties and Other	117,534	(2,420)	266,670	(12,567)	196,889	(10,383)
Total	$992,616	17,434	1,740,620	(11,949)	1,376,877	(7,934)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 30, 2018, October 1, 2017 and December 31, 2017 as follows:

	September 30,	October 1,	December 31,
	2018	2017	2017
Prepaid expenses and other current assets
Unrealized gains	$15,414	10,207	13,666
Unrealized losses	(4,079)	(7,977)	(10,319)
Net unrealized gains	$11,335	2,230	3,347

Other assets
Unrealized gains	$9,591	11,631	11,255
Unrealized losses	(1,455)	(3,139)	(2,376)
Net unrealized gains	$8,136	8,492	8,879

Accrued liabilities
Unrealized gains	$596	5,354	4,215
Unrealized losses	(1,182)	(20,999)	(15,484)
Net unrealized losses	$(586)	(15,645)	(11,269)

Other liabilities
Unrealized gains	$1,035	8,325	4,546
Unrealized losses	(2,486)	(15,351)	(13,437)
Net unrealized losses	$(1,451)	(7,026)	(8,891)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarter and nine-month periods ended September 30, 2018 and October 1, 2017 as follows:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Statements of Operations Classification
Cost of sales	$3,358	(5,971)	(1,483)	6,614
Net revenues	1,328	2,316	2,090	3,332
Other	(17)	(2,311)	(101)	(2,716)
Net realized (losses) gains	$4,669	(5,966)	506	7,230

In addition, losses of $1,532 and $4,368 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine-month periods ended September 30, 2018, respectively. Net losses of $9 and $6,495 were reclassified to earnings as a result of hedge ineffectiveness for the quarter and nine-month periods ended October 1, 2017, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  As of September 30, 2018, October 1, 2017 and December 31, 2017 the total notional amounts of the Company's undesignated derivative instruments were $311,331, $339,227 and $418,471, respectively.

At September 30, 2018, October 1, 2017 and December 31, 2017, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	September 30,	October 1,	December 31,
	2018	2017	2017
Prepaid expenses and other current assets
Unrealized gains	$2,060	2,606	-
Unrealized losses	(1,452)	(1,353)	-
Net unrealized gains	$608	1,253	-

Accrued liabilities
Unrealized gains	$12	-	1,793
Unrealized losses	(33)	-	(4,684)
Net unrealized losses	(21)	-	(2,891)

Other Liabilities
Unrealized gains	$30	-	-
Unrealized losses	(85)	-	-
Net unrealized losses	(55)	-	-

Total unrealized gains (losses), net	$532	1,253	(2,891)

The Company recorded net gains of $5,030 and $8,781 on these instruments to other (income) expense, net for the quarter and nine-month periods ended September 30, 2018, respectively, and net losses of $2,976 and $2,251 on these instruments to other (income) expense, net for the quarter and nine-month periods ended October 1, 2017, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

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

Information by segment and a reconciliation to reported amounts for the quarter and nine-month periods ended September 30, 2018 and October 1, 2017 are as follows:

	Quarter Ended
	September 30, 2018		October 1, 2017
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$924,178	2,364	993,833	2,201
International	560,704	2	739,229	198
Entertainment and Licensing	84,804	4,712	58,440	7,714
Global Operations (a)	-	557,049	-	665,746
Corporate and Eliminations(b)	-	(564,127)	-	(675,859)
	$1,569,686	-	1,791,502	-

	Nine Months Ended
	September 30, 2018		October 1, 2017
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$1,747,807	7,093	1,939,837	7,047
International	1,229,093	290	1,511,074	213
Entertainment and Licensing	213,476	11,378	162,663	14,727
Global Operations (a)	109	1,152,851	97	1,329,516
Corporate and Eliminations(b)	-	(1,171,612)	-	(1,351,503)
	$3,190,485	-	3,613,671	-

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
Operating profit (loss)	2018	2017	2018	2017
U.S. and Canada	$226,516	217,278	279,364	363,589
International	66,274	132,007	10,359	149,435
Entertainment and Licensing	33,658	16,910	66,191	39,580
Global Operations (a)	3,179	11,497	(4,623)	4,723
Corporate and Eliminations (b)	(16,291)	(16,748)	(30,786)	(18,056)
	$313,336	360,944	320,505	539,271

	September 30,	October 1,	December 31,
Total assets	2018	2017	2017
U.S. and Canada	$3,053,179	3,423,213	2,749,384
International	2,323,866	2,524,821	2,499,985
Entertainment and Licensing	865,638	884,014	626,193
Global Operations	4,306,291	3,080,573	2,819,768
Corporate and Eliminations (b)	(5,053,645)	(4,367,973)	(3,405,347)
	$5,495,329	5,544,648	5,289,983

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

The following table represents consolidated International segment net revenues by major geographic region for the quarters and nine-month periods ended September 30, 2018 and October 1, 2017.

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Europe	$331,353	467,740	686,490	921,467
Latin America	145,703	174,446	308,065	339,071
Asia Pacific	83,648	97,043	234,538	250,536
Net revenues	$560,704	739,229	1,229,093	1,511,074

The following table presents consolidated net revenues by brand portfolio for the quarters and nine-month periods ended September 30, 2018 and October 1, 2017.

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Franchise brands	$847,745	892,546	1,715,986	1,894,140
Partner brands	305,827	485,747	714,424	928,724
Hasbro gaming	280,832	280,097	520,334	549,736
Emerging brands	135,282	133,112	239,741	241,071
Net revenues	$1,569,686	1,791,502	3,190,485	3,613,671

For the quarter and nine-months ended October 1, 2017, revenues of $65,264 and $90,396, respectively, were reclassified from Emerging Brands to Franchise Brands to conform to the presentation for the quarter and nine-months ended September 30, 2018.

Hasbro's total gaming category, including all gaming net revenues, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $447,844  and $964,159 for the quarter and nine-months ended September 30, 2018, respectively. For the quarter and nine-months ended October 1, 2017, total gaming net revenues were $424,847 and $951,397, respectively.

(12) Commercial Reorganization

In the first quarter of 2018, the Company recorded a pre-tax severance expense of $17,349 associated with accelerating its commercial organization transformation. The charge was included within selling, distribution and administration costs on the Consolidated Statements of Operations for the nine-months ended September 30, 2018 and reported within Corporate and Eliminations in Note 11. Over the past several years, the Company has invested in developing an omni-channel retail presence, and in 2018 is bringing onboard new skill sets and talent to lead in today’s converged retail environment. The expense represents the total cost of this commercial reorganization for which the Company has a liability of $10,820 remaining on its Consolidated Balance Sheet as of September 30, 2018.

(13) Subsequent Event

On October 22, 2018, the Company announced that it will incur restructuring charges in the fourth quarter of 2018. As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, the Company continues to transform and reimagine its business to make sure it has the right talent and capabilities to stay competitive.  This includes adding new capabilities based on our understanding of the consumer and how our retailers are going to market, while also changing many of the ways we organize across our Brand Blueprint. As part of this process the Company is taking certain actions, which began on October 17, 2018 and will continue through 2019. The actions primarily include headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future.  Under the plan, the Company expects to incur pre-tax restructuring charges relating to severance and other employee costs of approximately $50,000 to $60,000 in the fourth quarter of 2018. This cash charge is expected to be paid from October 2018 through December 2019.

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

Third quarter 2018 highlights:

·           Third quarter net revenues declined 12% to $1,569.7 million from $1,791.5 million in the third quarter of 2017. The lower revenues reflect lost Toys“R”Us revenues in the U.S., Europe and Asia Pacific. In addition, revenues declined internationally, most notably in Europe, as the Company addresses changing consumer shopping behaviors, a rapidly evolving retail landscape and clearing through retail inventory.

·           Net revenues in the U.S. and Canada and International segments declined 7% and 24%, respectively, while the Entertainment and Licensing segment net revenues increased 45%. International segment net revenues were unfavorably impacted by $30.3 million in foreign currency translation.

·           Net revenues from Franchise Brands and Partner Brands declined by 5% and 37%, respectively, Emerging Brands revenues increased 2% and Hasbro Gaming revenues increased slightly during the third quarter of 2018 compared to the third quarter of 2017.

·           Operating profit was $313.3 million, 20.0% of net revenues, in the third quarter of 2018 compared to operating profit of $360.9 million, 20.1% of net revenues, in third quarter of 2017. The decline in net sales was partially offset by lower royalty, advertising and administrative costs. In the third quarter of 2017, the Company recorded $18 million for Toys“R”Us bad debt.

·           Net earnings of $263.9 million, or $2.06 per diluted share, in the third quarter of 2018 compared to net earnings of $265.6 million, or $2.09 per diluted share, in the third quarter of 2017. In the third quarter of 2018, the Company recognized a $17.3 million, or $0.14 per share tax benefit within income tax expense, from the interpretation of additional guidance released during the quarter related to U.S. tax reform.

First nine months 2018 highlights:

·           Net revenues decreased 12% to $3,190.5 million in first nine months of 2018 compared to $3,613.7 million in the first nine months of 2017 driven by the loss of revenues from Toys“R”Us in the U.S., Europe and Asia Pacific, as well as higher retail inventory at year-end, primarily in Europe, which carried into 2018.

·           In the first quarter of 2018, Toys“R”Us announced its plan to liquidate its stores in the United States and the United Kingdom.

·           Net revenues in the U.S. and Canada and International segments declined 10% and 19%, respectively, while the Entertainment and Licensing segment net revenues increased 31%. International segment net revenues were unfavorably impacted by $8.1 million in foreign currency translation.

·           Net revenues declined in Franchise Brands by 9%, Partner Brands by 23%, Hasbro Gaming by 5% and Emerging Brands by 1% during the first nine months of 2018 compared to the first nine months of 2017.

·           Operating profit was $320.5 million, or 10% of net revenues, in the first nine months of 2018 compared to operating profit of $539.3 million, or 14.9% of net revenues, in the first nine months of 2017.

·           Operating profit for the first nine months of 2018 was negatively impacted by pre-tax expenses of $87.7 million related to the Toys“R”Us liquidation and severance associated with the reorganization of the Company’s commercial organization during the first quarter of 2018. See “2018 Events” below for further discussion. In the first nine months of 2017, the Company recorded $18 million for Toys“R”Us bad debt.

·           Net earnings of $211.7 million, or $1.67 per diluted share, in the first nine months of 2018 compared to net earnings of $401.9 million, or $3.16 per diluted share, in the first nine months of 2017.

·           In addition to the pre-tax expenses of $87.7 million described above ($77.1 million after-tax), net income for the first nine months of 2018 included a net income tax expense of $30.5 million related to guidance issued on U.S. tax reform in 2018. See “2018 Events” below for further discussion.

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

Toys“R”Us

During the first quarter of 2018, Toys“R”Us went into liquidation in the U.S. and the U.K.. As a result, the Company recorded lower revenues in part due to the loss of revenues from Toys“R”Us in the U.S. and Europe, as a result of the related liquidations, as well as uncertainty in the other Toys“R”Us operations. In association with this, the Company recorded pre-tax expenses of $70.4 million ($61.4 million after-tax) consisting of bad debt expense of $59.1 million, accelerated royalty expense of $7 million and other charges of $4.3 million.

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

U.S. Tax Reform Update

In the fourth quarter of 2017, the Company recognized a provisional net charge of $296.5 million from the U.S. Tax Cuts and Jobs Act.  In 2018, the Company obtained additional information affecting the provisional amount initially recorded in the fourth quarter of 2017.  As a result, the Company recorded a one-time tax expense of $47.8 million during the first quarter of 2018 which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability.  In the third quarter of 2018, as a result of new tax guidance released, the Company recorded a tax benefit of $17.3 million which offset the charge recorded in the first quarter of 2018, totaling $30.5 million of one-time expense for the nine-months ended September 30, 2018.

Amounts Returned to Shareholders

The Company is committed to returning excess cash to its shareholders through quarterly dividends and share repurchases. Hasbro increased the quarterly dividend rate from $0.57 per share to $0.63 per share effective for the dividend paid in May 2018.  In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2018, the Company's Board of Directors (the "Board") adopted nine successive share repurchase authorizations with a cumulative authorized repurchase amount of $4,325 million. The ninth authorization was approved in May 2018 for $500 million. During the first nine months of 2018, Hasbro repurchased approximately 2.0 million shares at a total cost of $192.3 million and at an average price of $93.88 per share. As of September 30, 2018, the Company had $485.7 million remaining under these authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percent of net revenues, are illustrated below for the quarter and nine-month periods ended September 30, 2018 and October 1, 2017.

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	41.8	40.8	39.2	38.9
Royalties	6.7	7.8	7.6	7.8
Product development	4.2	3.8	5.7	5.3
Advertising	8.6	9.4	9.1	9.5
Amortization of intangibles	0.6	0.4	0.6	0.6
Program production cost amortization	0.9	0.3	1.0	0.4
Selling, distribution and administration	17.4	17.4	26.8	22.5
Operating profit	20.0	20.1	10.0	14.9
Interest expense	1.5	1.4	2.1	2.0
Interest income	(0.3)	(0.3)	(0.5)	(0.4)
Other income, net	-	(0.5)	(0.2)	(0.7)
Earnings before income taxes	18.8	19.5	8.6	14.0
Income tax expense	2.0	4.7	2.0	2.9
Net earnings	16.8%	14.8%	6.6%	11.1%

RESULTS OF OPERATIONS – CONSOLIDATED

Third Quarter of 2018

The quarters ended September 30, 2018 and October 1, 2017 were each 13-week periods. Net earnings decreased to $263.9 million for the third quarter of 2018 compared to net earnings of $265.6 million for the third quarter of 2017.  Diluted earnings per share for the third quarter of 2018 was $2.06, down from diluted earnings per share of $2.09 in the third quarter of 2017.

Consolidated net revenues for the third quarter of 2018 decreased 12% compared to the third quarter of 2017 and included the impact of an unfavorable $32.0 million foreign currency translation as a result of weaker currencies in the Latin American, European and to a lesser extent, Asia Pacific and Canada markets in 2018 compared to 2017.

The following table presents net revenues by brand portfolio for the quarters ended September 30, 2018 and October 1, 2017.

	Quarter Ended
	September 30,	October 1,	%
	2018	2017	Change
Franchise Brands	$847.7	892.5	-5%
Partner Brands	305.8	485.7	-37%
Hasbro Gaming	280.8	280.1	0%
Emerging Brands	135.3	133.1	2%
Total	$1,569.7	1,791.5	-12%

Franchise and Emerging Brands net revenues for the third quarter of 2017 have been restated to reflect the move of BABY ALIVE from Emerging Brands to Franchise Brands and the move of LITTLEST PET SHOP from Franchise Brands to Emerging Brands.

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 5% in the third quarter of 2018 compared to the third quarter of 2017 due to net revenues declines from NERF products and declines from MY LITTLE PONY and TRANSFORMERS products as a result of the positive impact in the prior year from the release of MY LITTLE PONY: THE MOVIE, in September 2017 and TRANSFORMERS: THE LAST KNIGHT, in June 2017.  These net revenue declines were partially offset by higher net revenue contributions from MONOPOLY, PLAY-DOH, MAGIC: THE GATHERING and BABY ALIVE products during the third quarter of 2018.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 37% in the third quarter of 2018 compared to the third quarter of 2017.  Partner Brands net revenues are reliant on related entertainment, including television and movie releases. During the third quarter of 2018, net revenue declines from STAR WARS, DISNEY PRINCESS and DREAMWORKS’ TROLLS products, as well as declines from DISNEY FROZEN and DISNEY DESCENDANTS products, were partially offset by net revenue increases from BEYBLADE and to a lesser extent, MARVEL products.

HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased slightly in the third quarter of 2018 compared to the third quarter of 2017.  Higher net revenues from DUNGEONS & DRAGONS, CONNECT 4 and JENGA products, as well as new social and preschool games, such as CHOW CROWN, DON’T LOSE YOUR COOL and DON’T STEP IN IT, were offset by declines in PIE FACE, SPEAK OUT, BOP-IT and certain other Hasbro Gaming products in the third quarter of 2018.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $447.8 million for the third quarter of 2018, an increase of 5% as compared to, $424.8 million in the third quarter 2017.

EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 2% during the third quarter of 2018 compared to the third quarter of 2017. Net revenues from the introduction of LOST KITTIES, LOCK STARS, and YELLIES products in 2018, as well as the addition of licensing revenues under the POWER RANGERS brand, were partially offset by declines in FURREAL FRIENDS and certain other Emerging Brands products during the third quarter of 2018.

Operating profit for the third quarter of 2018 was $313.3 million, or 20.0% of net revenues, compared to operating profit of $360.9 million, or 20.1% of net revenues, for the third quarter of 2017.  Included in the third quarter of 2017 operating profit was a bad debt charge of $18.0 million relating to Toys “R” Us’ initial bankruptcy filing in September 2017. The decline in operating profit was driven by lower net revenues, as well as higher program production amortization and intangible asset amortization costs during the third quarter of 2018.  These declines were partially offset by lower royalty, advertising and marketing and sales costs, as well as lower administrative costs during the third quarter of 2018.

First Nine Months of 2018

The nine-month period ended September 30, 2018 was a 39-week period while the nine-month period ended October 1, 2017 was a 40-week period. Net earnings for the first nine months of 2018 were $211.7 million compared to net earnings of $401.9 million for the first nine months of 2017. Diluted earnings per share was $1.67 in the first nine months of 2018, down from diluted earnings per share of $3.16 in 2017.   Net earnings for the first nine months of 2018 includes bad debt expense and other costs, net of tax, of $61.4 million, or $0.49 per diluted share, related to Toys“R”Us, $15.7 million net of tax, or $0.12 per diluted share, of severance costs related to a commercial reorganization, and tax expense of $30.5 million, or $0.24 per diluted share, related to U.S. tax reform and additional guidance issued in 2018. The nine-month period ended October 1, 2017 includes a bad debt expense of $18.0 million related to Toys “R” Us’ initial bankruptcy filing in September 2017.

For the first nine months of 2018, consolidated net revenues decreased 12% compared to the first nine months of 2017 and included an unfavorable variance of $7.9 million as a result of foreign currency translation due to weaker currencies, primarily in the Latin American markets, partially offset by foreign currency translation benefits in the European and Asia Pacific markets during the first nine months of 2018 compared to 2017.

The following table presents net revenues by product category for the first nine months of 2018 and 2017.

	Nine Months Ended
	September 30,	October 1,	%
	2018	2017	Change
Franchise Brands	$1,716.0	1,894.1	-9%
Partner Brands	714.4	928.7	-23%
Hasbro Gaming	520.3	549.7	-5%
Emerging Brands	239.7	241.1	-1%
Total	$3,190.5	3,613.7	-12%

FRANCHISE BRANDS:  Net revenues in the Franchise Brands portfolio decreased 9% in the first nine months of 2018 compared to 2017.  Higher net revenues from MONOPOLY and MAGIC: THE GATHERING products were more than offset by lower net revenues from NERF products, as well as TRANSFORMERS and MY LITTLE PONY products as a result of the positive impact in 2017 from the release of MY LITTLE PONY: THE MOVIE, in September 2017 and TRANSFORMERS: THE LAST KNIGHT, in June 2017, and to a lesser extent, declines in PLAY-DOH product net revenues.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio declined 23% during the first nine months of 2018 compared to 2017.  Partner Brands net revenues are reliant on related entertainment, including television and movie releases. During the first nine months of 2018, the decrease was driven by lower net revenues from STAR WARS, DISNEY PRINCESS and DREAMWORKS’ TROLLS products and to a lesser extent, DISNEY FROZEN, YOKAI WATCH and DISNEY’S DESCENDANTS products.  These declines were partially offset by higher net revenues from BEYBLADE and MARVEL products in the first nine months of 2018 compared to the same period in 2017.

HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio decreased 5% in the first nine months of 2018 compared to the first nine months of 2017.  Increased net revenues from new social gaming products, as well as higher net sales of DUNGEONS & DRAGONS, JENGA and CONNECT 4 products, were more than offset by lower net revenues from PIE FACE, SPEAK OUT, BOP-IT and certain other Hasbro Gaming products.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, increased to $964.2 million in the first nine months of 2018 versus $951.4 million in the first nine months of 2017.

EMERGING BRANDS: Net revenues from the  Emerging Brands portfolio remained relatively flat for the first nine months of 2018 compared to the first nine months of 2017. Net revenues from the introduction of new Emerging Brands, including LOST KITTIES and LOCK STARS products, as well as the addition of entertainment and licensing revenues under the POWER RANGERS and STRETCH ARMSTRONG brands, were wholly offset by lower net revenues from FURREAL FRIENDS, core PLAYSKOOL and FURBY products.

Operating profit for the first nine months of 2018 decreased to $320.5 million, or 10.0% of net revenues, from $539.3 million, or 14.9% of net revenues, for the first nine months of 2017. Operating profit was negatively impacted by the loss of revenues and incremental bad debt expense associated with the Toys“R”Us liquidations in the U.S. and U.K. and uncertainty related to other Toys“R”Us operations, as well as severance costs associated with the reorganization of the Company’s commercial organization during the first quarter of 2018.

SEGMENT RESULTS

Most of the Company's net revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment.  The results of these operations are discussed in detail below.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC-606), on January 1, 2018. Prior to the adoption of ASC 606, for licenses of the Company’s brands that are subject to minimum guaranteed license fees, the Company recognized the difference between the minimum guaranteed amount and the actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period, which was in the fourth quarter for most of the Company’s licensee arrangements. In periods following January 1, 2018, minimum guaranteed amounts will be recognized on a straight-line basis over the license period. While the impact of this change will not be material to the year, it will impact the timing of revenue recognition within the Company’s Entertainment and Licensing segment such that under ASC 606, less revenues will be recorded in the fourth quarter and more revenues will be recorded within the first, second, and third quarters.

Third Quarter of 2018

The following table presents net revenues and operating profit data for the Company's three principal segments for the quarters ended September 30, 2018 and October 1, 2017.

	Quarter Ended
	September 30,	October 1,	%
	2018	2017	Change
Net Revenues
U.S. and Canada segment	$924.2	$993.8	-7%
International segment	560.7	739.2	-24%
Entertainment and Licensing segment	84.8	58.4	45%

Operating Profit
U.S. and Canada segment	$226.5	$217.3	4%
International segment	66.3	132.0	-50%
Entertainment and Licensing segment	33.7	16.9	99%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the third quarter of 2018 decreased 7% compared to the third quarter of 2017.  Foreign currency translation did not have a significant impact on this segment's net revenues. Net revenues declined in the Partner Brands portfolio and to a lesser extent, the Emerging Brands portfolio, which were partially offset by net revenue increases in the Hasbro Gaming portfolio and a slight increase in Franchise Brands portfolio during the third quarter of 2018.

In the Franchise Brands portfolio, increases in net revenues from PLAY-DOH, TRANSFORMERS, MONOPOLY, and to a lesser extent, MAGIC: THE GATHERING and BABY ALIVE products were mostly offset by lower net revenues from MY LITTLE PONY and NERF products.  In the Partner Brands portfolio, higher net revenues from BEYBLADE and MARVEL products were more than offset by lower net revenues from STAR WARS, DISNEY PRINCESS, DREAMWORKS’ TROLLS and DISNEY’S DESCENDANTS products as well as DISNEY FROZEN, and SESAME STREET products. In the Hasbro Gaming portfolio, higher net revenues from new social games as well DUNGEONS & DRAGONS, CONNECT 4 and certain other Hasbro Gaming products were partially offset by decreased net revenues from PIE FACE products. In the Emerging Brands portfolio, net revenue increases from the introduction of the Company’s line of LOST KITTIES, LOCK STARS and YELLIES products as well higher net revenues from EASY-BAKE products and certain other Emerging Brands products were more than offset by lower net revenues from FURREAL FRIENDS, core PLAYSKOOL and LITTLEST PET SHOP products.

U.S. and Canada segment operating profit for the third quarter of 2018 was $226.5 million, compared to segment operating profit of $217.3 million, for the third quarter of 2017.  The increase in operating profit was due to favorable product mix, as well as lower royalty, advertising and administrative expenses during the third quarter of 2018. In the third quarter of 2017, the Company recognized $18 million of bad debt expense related to Toys“R”Us.

International Segment

International segment net revenues declined 24% to $560.7 million in the third quarter of 2018 from $739.2 million in the third quarter of 2017. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended September 30, 2018 and October 1, 2017.

	Quarter Ended
	September 30,	October 1,	%
	2018	2017	Change
Europe	$331.4	467.7	-29%
Latin America	145.7	174.5	-16%
Asia Pacific	83.6	97.0	-14%
Net revenues	$560.7	739.2	-24%

The variance in International segment net revenues during the third quarter of 2018 includes an unfavorable foreign currency translation of $30.3 million related to the Company’s European, Latin American and to a lesser extent, Asia Pacific regions. The declines in net revenues in the International segment were driven by a challenging retail environment including the loss of Toys“R”Us revenues in several European and Asia Pacific markets during the quarter combined with the Company’s efforts to clear excess retail inventory, primarily in Europe, during the third quarter of 2018.  In the International segment, net revenues declined in the Franchise Brands, Partner Brands and Hasbro Gaming portfolios while net revenues from the Emerging Brands portfolio remained essentially flat during the third quarter of 2018 compared to the third quarter of 2017.  In the Franchise Brands portfolio, lower net revenues from MY LITTLE PONY, NERF and TRANSFORMERS products were partially offset by higher net revenues from MAGIC: THE GATHERING products.  The primary drivers of the net revenue declines from the Partner Brands portfolio include lower sales of STAR WARS and DISNEY PRINCESS products and to a lesser extent, DREAMWORKS’ TROLLS, MARVEL, DISNEY FROZEN and BEYBLADE products.  In the Hasbro Gaming portfolio, lower net revenues from PIE FACE and other Hasbro Gaming products were partially offset by contributions from new social games. In the Emerging Brands portfolio, contributions from new brands such as LOST KITTIES and LOCK STARS products, were mostly offset by net revenue declines from FURREAL FRIENDS and core PLAYSKOOL products in the third quarter of 2018.

International segment operating profit was $66.3 million for the third quarter of 2018, down from operating profit of $132.0 million for the third quarter of 2017. The operating profit decrease in the third quarter of 2018 was driven by lower net revenues, as well as higher obsolescence charges partially offset by lower royalty, advertising and marketing and sales costs.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues increased 45% for the third quarter of 2018 to $84.8 million compared to $58.4 million for the third quarter of 2017. During the third quarter of 2018, Hasbro entered into a multi-year agreement for digital distribution of Hasbro television programming, which contributed to the revenue growth. In addition, higher revenues from consumer products and digital game licensing, primarily due to the timing of revenue recognition under ASC 606 as discussed above, as well as movie revenues from MY LITTLE PONY: THE MOVIE, contributed to the increase in the third quarter of 2018.

Entertainment and Licensing segment operating profit increased to $33.7 million, or 39.7% of segment net revenues for the third quarter of 2018, from $16.9 million, or 28.9% of segment net revenues, for the third quarter of 2017. Overall, the increase in Entertainment and Licensing segment operating profit was primarily due to increased revenues noted above, partially offset by higher programing amortization costs related to MY LITTLE PONY: THE MOVIE in the third quarter of 2018.

Global Operations

The Global Operations segment operating profit of $3.2 million for the third quarter of 2018 compared to an operating profit of $11.5 million for the third quarter of 2017.  The decrease in operating profit is primarily attributable to lower sourcing volume in the third quarter of 2018 compared to the third quarter of 2017.

Corporate and Eliminations

The operating loss in Corporate and eliminations totaled $16.3 million for the third quarter of 2018 compared to an operating loss of $16.7 million for the third quarter of 2017.

First Nine Months of 2018

The following table presents net revenues and operating profit for the Company's three principal segments for each of the nine months ended September 30, 2018 and October 1, 2017.

	Nine Months Ended
	September 30,	October 1,	%
	2018	2017	Change
Net Revenues
U.S. and Canada segment	$1,747.8	1,939.8	-10%
International segment	1,229.1	1,511.1	-19%
Entertainment and Licensing segment	213.5	162.7	31%

Operating Profit
U.S. and Canada segment	$279.4	363.6	-23%
International segment	10.4	149.4	-93%
Entertainment and Licensing segment	66.2	39.6	67%

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the nine months ended September 30, 2018 decreased 10% compared to 2017.  Foreign currency translation did not have a significant impact on this segment’s net revenues. In the first nine months of 2018, net revenue declines in the Franchise Brands, Partner Brands and Emerging Brands portfolios were partially off-set by higher net revenues in the Hasbro Gaming portfolio.

In the Franchise Brands portfolio, increases in net revenues from MONOPOLY and MAGIC: THE GATHERING products were more than offset by lower net revenues from NERF, MY LITTLE PONY and TRANSFORMERS products.  In the Partner Brands portfolio, higher net revenues from BEYBLADE and MARVEL products were more than offset by lower net revenues from STAR WARS, DISNEY PRINCESS and DREAMWORKS’ TROLLS products, as well as declines from DISNEY’S DESCENDANTS and DISNEY FROZEN products. In the Hasbro Gaming portfolio, higher net revenues from DUNGEONS & DRAGONS, CONNECT 4 and JENGA products and higher net revenues from new social and preschool games, were partially offset by lower net revenues from PIE FACE, SPEAK OUT and certain other Hasbro Gaming products. In the Emerging Brands portfolio, decreased net revenues from FURREAL FRIENDS, core PLAYSKOOL and LITTLEST PET SHOP products and certain other Emerging Brands were partially offset by net revenues from the introduction of the Company’s line of LOST KITTIES and YELLIES products.

U.S. and Canada segment operating profit for the nine months ended September 30, 2018 decreased to $279.4 million, or 16.0% of segment net revenues, compared to $363.6 million, or 18.7% of segment net revenues, for the nine months ended October 1, 2017. The operating profit in the first nine months of 2017 included expenses of $52.3 million related to the Toys“R”Us liquidation in the U.S. The operating profit in the first nine months of 2017 included bad debt expense of $18.0 million related the Toys “R” Us initial bankruptcy filing in September 2017. The remaining decline in operating profit was due to lower sales and unfavorable product mix, as well as higher freight costs in the U.S., partially offset by lower royalty expenses due to lower revenues from Partner Brands products in 2018, as well as lower product development and advertising costs in 2018.

International Segment

International segment net revenues decreased 19% to $1,229.1 million for the nine months ended September 30, 2018 from $1,511.1 million for the nine months ended October 1, 2017.  The following table presents net revenues by geographic region for the Company's International segment for the nine-month periods ended September 30, 2018 and October 1, 2017.

	Nine Months Ended
	September 30,	October 1,	%
	2018	2017	Change
Europe	$686.5	921.5	-26%
Latin America	308.1	339.1	-9%
Asia Pacific	234.5	250.5	-6%
Net revenues	$1,229.1	1,511.1	-19%

International segment net revenues were negatively impacted by foreign currency translation of approximately $8.1 million relating to the Company’s Latin American region, offset by foreign currency translation benefits from the European region, and to lesser extent, the Asia Pacific region. The declines in net revenues in the International segment were driven by decreases in the European and Asia Pacific regions due to lost Toys“R”Us revenues, and a challenging retail environment combined with excess retail inventory, primarily in Europe, during the first nine months of 2018. Net revenues declined in the Franchise Brands, Partner Brands and Hasbro Gaming portfolios during the first nine months of 2018, while net revenues from the Emerging Brands portfolio grew compared to the same period in 2017.  In the Franchise Brands category, growth in MAGIC: THE GATHERING and BABY ALIVE products, were more than offset by net revenue decreases from TRANSFORMERS, MY LITTLE PONY, NERF, and PLAY-DOH products.  Partner Brand portfolio net revenues decreased due to lower net revenues from STAR WARS, DISNEY PRINCESS, YOKAI WATCH, DREAMWORKS’ TROLLS and DISNEY FROZEN products, partially offset by higher net revenues from BEYBLADE and MARVEL products.  In the Hasbro Gaming portfolio, lower net revenues from PIE FACE and certain other Hasbro Gaming products were partially offset by higher net revenues from social gaming products such as DON’T STEP IN IT and CHOW CROWN, as well as higher net revenues from JENGA products. In the Emerging Brands portfolio, contributions from new brands such as LOST KITTIES, LOCK STARS and CHOMP SQUAD products, as well as net revenue increases from LITTLEST PET SHOP products, were partially offset by declines from FURREAL FRIENDS, core PLAYSKOOL and FURBY products in the first nine months of 2018.

International segment operating profit was $10.4 million for the first nine months of 2018, compared to operating profit of $149.4 million for the first nine months of 2017.  Operating profit for the first nine months of 2018 includes $11.2 million of expenses related to the Toys“R”Us liquidation in the United Kingdom and impacts to other European countries. The remaining decline in operating profit was driven by the lower net revenues and increased obsolescence expense partially offset by lower royalty and product development expenses.

Entertainment and Licensing Segment

Entertainment and Licensing segment net revenues for the nine months ended September 30, 2018 increased 31% to $213.5 million from $162.7 million for the nine months ended October 1, 2017.  Increased television programming and movie revenues, primarily recognized for content delivered under the multi-year digital streaming deal signed in the third quarter of 2018, as well as higher revenues from consumer products and digital game licensing, primarily due to the adoption of ASC 606 as discussed above, drove the increase in the first nine months of 2018.

Entertainment and Licensing segment operating profit increased to $66.2 million, or 31.0% of net revenues, for the nine months ended September 30, 2018 from $39.6 million, or 24.3% of segment net revenues, for the nine months ended October 1, 2017.  Overall, the increase in Entertainment and Licensing segment operating profit and operating profit margin reflects the higher revenues noted above, as well as lower advertising and marketing and sales costs, partially offset by higher programing amortization costs related to MY LITTLE PONY:THE MOVIE.

Global Operations

The Global Operations segment operating losses of $4.6 million for the first nine months of 2018 compares to operating profit of $4.7 million for the first nine months of 2017. The loss in 2018 was the result of lower sourcing volume and, to a lesser extent, increased operating expenses in 2018.

Corporate and Eliminations

Operating loss in Corporate and Eliminations for the first nine months of 2018 was $30.8 million, compared to a loss of $18.1 million for the first nine months of 2017. Included in the Corporate and eliminations operating loss in the first nine months of 2018 was $7 million of expenses associated with the Toys“R”Us liquidation and $17.3 million of severance for the reorganization of the Company’s commercial organization.

OPERATING COSTS AND EXPENSES

Third Quarter 2018

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended September 30, 2018 and October 1, 2017.

	Quarter Ended
	September 30,	October 1,
	2018	2017
Cost of sales	41.8%	40.8%
Royalties	6.7	7.8
Product development	4.2	3.8
Advertising	8.6	9.4
Amortization of intangibles	0.6	0.4
Program production cost amortization	0.9	0.3
Selling, distribution and administration	17.4	17.4

Cost of sales decreased 10% from $730.7 million, or 40.8% of net revenues, for the third quarter of 2017 to $655.6 million, or 41.8% of net revenues for the third quarter of 2018.  Costs of sales decreased in dollars primarily due to lower sales volumes compared to the third quarter of 2017. As a percent of net revenues, the cost of sales increase was driven by a shift in product mix in the third quarter of 2018 compared to 2017 as well as higher costs associated with clearing excess retail inventories.

Royalty expense for the third quarter of 2018 was $105.3 million, or 6.7% of net revenues, compared to $139.2 million, or 7.8% of net revenues, for the third quarter of 2017.  Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. In the third quarter of 2018, the decrease in royalty expense both in dollars and as a percentage of revenues was driven primarily by declines in partner brand net revenues, and to a lesser extent, declines in TRANSFORMERS products related to the 2017 theatrical release TRANSFORMERS:THE LAST KNIGHT.

Product development expense for the third quarter of 2018 was $65.8 million, or 4.2% of net revenues, compared to $67.4 million, or 3.8% of net revenues, for the third quarter of 2017.  The decline in dollars was driven by the capitalization of certain costs of the digital version of MAGIC: THE GATHERING in 2018 as it has reached the later stages of its development and has been launched in open beta format, as compared to costs that were expensed in 2017 based on the fact that the game was in its earlier stages of development. The increase as a percentage of sales reflects the lower revenue base in the third quarter of 2018.

Advertising expense for the third quarter of 2018 was $134.4 million, or 8.6% of net revenues, compared to $168.9 million, or 9.4% of net revenues, for the third quarter of 2017.  The lower spend in advertising expense was primarily due to lower revenues in the third quarter of 2018.

Amortization of intangibles was $8.8 million, or 0.6% of net revenues for the third quarter of 2018 compared to $6.5 million, or 0.4% of net revenues, for the third quarter of 2017.  The increase reflects amortization related to the POWER RANGERS acquisition partially offset by the full amortization of property rights related to Backflip and other intangible assets during 2017.

Program production cost amortization increased to $14.1 million or 0.9% of net revenues, for the third quarter of 2018 from $5.4 million, or 0.3% of net revenues, for the third quarter of 2017. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The increase in dollars, and as a percent of net revenues, reflects amortization of production expense related to MY LITTLE PONY: THE MOVIE and higher television programming amortization in the third quarter of 2018.

For the quarter ended September 30, 2018, the Company's selling, distribution and administration expenses decreased to $272.4 million, or 17.4% of net revenues, from $312.5 million, also 17.4% of net revenues, for the quarter ended October 1, 2017. The decrease in dollars was driven by $18.0 million of bad debt expense recorded in the third quarter of 2017 related to Toys“R”Us, as well as lower marketing and sales costs in line with the reduction in sales volume.

First Nine Months of 2018

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the nine-month periods ended September 30, 2018 and October 1, 2017.

	Nine Months Ended
	September 30,	October 1,
	2018	2017
Cost of sales	39.2%	38.9%
Royalties	7.6	7.8
Product development	5.7	5.3
Advertising	9.1	9.5
Amortization of intangibles	0.6	0.6
Program production cost amortization	1.0	0.4
Selling, distribution and administration	26.8	22.5

Cost of sales for the nine months ended September 30, 2018 decreased to $1,249.1 million, or 39.2% of net revenues, from $1,405.0 million, or 38.9% of net revenues, for the nine months ended October 1, 2017.  Costs of sales decreased in dollars primarily due to lower sales volumes compared to the third quarter of 2017. As a percent of net revenues, the cost of sales was slightly higher due to the mix of products sold in 2018 as well as higher costs related to excess inventories in 2018.

Royalty expense for the nine months ended September 30, 2018 was $241.0 million, or 7.6% of net revenues, compared to $282.8 million, or 7.8% of net revenues, for the nine months ended October 1, 2017. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. In the first nine months of 2018, the decrease in royalty expense was driven primarily by overall declines in partner brand net revenues as well as decreases in revenues from movie-related TRANSFORMERS products, partially offset by accelerated royalty charges incurred as a result of the loss of Toys“R”Us product sales.

Product development expense for the nine months ended September 30, 2018 decreased to $183.1 million, or 5.7% of net revenues, from $192.8 million, or 5.3% of net revenues for the nine months ended October 1, 2017. Product development expenditures reflect the Company’s continued investment in innovation across our brand portfolio.  The decline was partially the result of the capitalization of certain costs of the digital version of MAGIC: THE GATHERING in 2018 as it has been launched in open beta format, as compared to costs that were expensed in 2017 based on the fact that the game was in its earlier stages of development. The increase as a percentage of revenue reflects the lower revenue base in 2018.

Advertising expense for the nine months ended September 30, 2018 was $290.0 million, or 9.1% of net revenues, compared to $342.2 million, or 9.5% of net revenues, for the nine months ended October 1, 2017. The decrease in advertising expense was primarily due to lower revenues in the first nine months of 2018.  Advertising expense was relatively consistent as a percent of net revenues.

Amortization of intangibles was $19.9 million, or 0.6% of net revenues, in the first nine months of 2018 compared to $22.3 million, or 0.6% of net revenues, in the first nine months of 2017. The decrease reflects the full amortization of property rights related to Backflip and other intangible assets during 2017, partially offset by the addition of amortization related to the acquisition of the Power Rangers brand in June 2018.

Program production cost amortization increased in the first nine months of 2018 to $33.4 million, or 1.0% of net revenues, from $16.2 million, or 0.4% of net revenues, in the first nine months of 2017. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The increase in dollars and as a percent of net revenues reflects amortization of production expenses related to MY LITTLE PONY: THE MOVIE and higher television programming amortization during the first nine months of 2018.

For the nine months ended September 30, 2018, the Company's selling, distribution and administration expenses increased to $853.6 million or 26.8% of net revenues from $813.3 million or 22.5% of net revenues for the nine months ended October 1, 2017.  The higher costs in 2018 were primarily driven by $60.3 million of bad debt and other expenses related to Toys“R”Us, as well as $17.3 million of severance costs related to the reorganization of the Company’s commercial organization. Administration expense in the nine months ended October 1, 2017 included an $18.0 million bad debt expense related to Toys “R” Us initial bankruptcy filing in September 2017. In addition to these expenses, the increase was also due to higher bad debt expense in the International segment and higher freight and warehousing expenses.

NON-OPERATING (INCOME) EXPENSE

Interest expense for the third quarter and first nine months of 2018 totaled $22.8 million and $68.4 million, respectively, compared to $25.1 million and $73.8 million in the third quarter and first nine months of 2017, respectively. In the third quarter of 2017, the Company refinanced $350 million of 6.3% notes that matured in September 2017 by issuing $500 million of 3.5% notes.  The decrease in interest expense for the quarter and nine months primarily reflects the impact of the above refinancing and, to a lesser extent, lower short-term borrowings in 2018.

Interest income was $4.7 million and $17.2 million for the third quarter and first nine months of 2018, respectively, compared to $5.4 million and $16.0 million in the third quarter and first nine months of 2017, respectively. The decrease in the third quarter of 2018 reflects lower invested cash balances compared to 2017.  The increase during the first nine months of 2018 reflects higher levels of invested cash and higher average interest rates in 2018 compared to 2017.

Other income, net of $0.6 million for the third quarter of 2018, compared to other income, net, of $8.6 million for the third quarter of 2017.  Other income, net, of $6.2 million for the first nine months of 2018, compared to other income, net, of $26.0 million for same period in 2017.  The decrease in other income, net in the third quarter and first nine months of 2018 was primarily driven by foreign currency exchange losses in 2018 compared to foreign currency exchange gains in 2017. In addition, the adoption of a new pension accounting standard in 2018 resulted in pension expense recorded to other expense in 2018, that was previously reflected as administrative expense in 2017 and prior.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) established a one-year measurement period to complete the accounting for the income tax effects of the Tax Act according to standards provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Accounting for Uncertainty in Income Taxes (ASC 740). An entity recognizes the impact of those amounts for which the accounting is complete. For matters that have not been completed, provisional amounts are recorded to the extent they can be reasonably estimated. For amounts for which a reasonable estimate cannot be determined, no adjustment is made until such estimate can be completed.

Income tax expense totaled $31.9 million on pre-tax earnings of $295.8 million in the third quarter of 2018 compared to income tax expense of $84.3 million on pre-tax earnings of $349.8 million in the third quarter of 2017. For the nine-month period, income tax expense totaled $63.9 million on pre-tax earnings of $275.5 million in 2018 compared to income tax expense of $105.7 million on pre-tax earnings of $507.6 million in 2017. Both periods, as well as the full year 2017, were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first nine months of 2018, unfavorable discrete tax adjustments were a net expense of $10.6 million compared to a net benefit of $15.6 million in the first nine months of 2017. The unfavorable discrete tax adjustments for the first nine months of 2018 primarily relate to changes in guidance on U.S. tax reform, which resulted in the reversal of a tax benefit recorded in 2017 and additional repatriation tax liability, partially offset by excess tax benefits on share-based payments and audit settlements. Absent discrete items, the underlying tax rates for the first nine months of 2018 and 2017 were 17.6% and 23.9%, respectively. The decrease in the underlying tax rate of 17.6% for the nine months ended September 30, 2018 is primarily due to the tax impact of the lower U.S. corporate tax rate.

Prior to the enactment of the Tax Cuts and Jobs Act, the Company previously considered the earnings in non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Tax Act eliminates the deferral of U.S. income tax on these foreign earnings by imposing a transition tax which is a one-time mandatory deemed repatriation tax. As a result, the Company now intends to repatriate substantially all of the accumulated foreign earnings.  The Company still has significant cash needs outside the United States and we are currently analyzing our global working capital and cash requirements. However, tax reform gives the Company flexibility to manage cash globally. In 2017, the Company recorded $1,657 of non-US local country withholding taxes as part of the provisional repatriation tax amount, which will be incurred due to certain future cash distributions.  In the third quarter, the Company recorded an additional $2,412 of net tax that reflects the state and local impact of proposed dividends from non-US subsidiaries to the parent Company.   The Company will continue to record these additional tax effects, if any, in the period that the on-going distribution analysis is completed and is able to make reasonable estimates.

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

Accounting Pronouncement Updates

On January 1, 2018, the Company adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606 or the New Revenue Standard) using the modified retrospective method. ASC 606 supersedes the revenue recognition requirements in ASC 605 – Revenue Recognition and most industry-specific guidance in U.S. GAAP. The New Revenue Standard provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The cumulative impact of the adoption of the New Revenue Standard was not material to the Company therefore the Company did not record any adjustments to retained earnings. This was determined by analyzing contracts not completed as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

In February 2016, the FASB issued ASU 2016-02, Leases  (Topic 842) (ASU 2016-02), which will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be based on the present value of lease payments and the asset will be based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Additional quantitative and qualitative disclosures will be required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018.  ASU 2016-02 as originally issued required modified retrospective adoption.  In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company has evaluated the requirements of ASU 2016-02, including updates issued to the standard in 2018, and is continuing to assess its potential impact on the Company’s consolidated financial statements. The Company expects to adopt the new standard on its effective date at the start of fiscal year 2019. The Company has a significant number of leases globally, primarily for property and office equipment, and is in the process of identifying and evaluating these leases as well as designing systems and processes to properly record these leases in relation to the requirements of ASU 2016-02. For each of these leases, the term will be evaluated, including extension and renewal options as well as the lease payments associated with the leases.  The standard also includes certain practical expedients that may be used in the adoption of the standard. These practical expedients which the Company expects to use in the adoption include the election not to reassess: (i) whether expired or existing contracts contain a lease under the new definition of a lease under the standard; (ii) lease classification for expired or existing leases; and (iii) whether previously capitalized initial direct costs would qualify for capitalization under the standard. The Company is in the process of evaluating which of the other practical expedients it will use when adopting the standard. The Company does not expect that its results of operations will be materially impacted by this standard.  Currently under provisions of an operating lease, neither an obligation nor an asset is recorded and lease payments are expensed when incurred.  The Company expects to record right-of-use assets and liabilities on its consolidated balance sheets upon the adoption of this standard, which may be material.  The adoption of this standard will not have an impact on the Company’s cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (ASC 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted this standard in 2018 and the adoption of this standard did not have an impact on the Company’s statement of cash flows for the nine-month periods ended September 30, 2018 and October 1, 2017.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted this standard in the first quarter of 2018 and the adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements in the quarter or nine-month period ended September 30, 2018.

In January 2018, the FASB issued Accounting Standards Update No. 2017-01(“ASU 2017-01”), Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of providing guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017.  For further details, see Note 3 to the consolidated financial statements.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (ASU 2018-13), Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, specifically related to disclosures surrounding Level 3 asset balances, fair value measurement methods, related gains and losses and fair value hierarchy transfers.  For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted.  The Company is currently evaluating the standard but does not expect the standard to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14) Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)-Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the standard but does not expect the standard to have a material impact on its consolidated financial statements.

Recent Securities and Exchange Commission Rulings

In August 2018, the U.S. Securities and Exchange Commission (“SEC”) issued a final ruling amending numerous SEC rules covering a diverse group of topics. One noteworthy rule change expands disclosure requirements related to changes in shareholders’ equity by extending to interim periods, the annual requirement of SEC Regulation S-X, Rule 3-04, of presenting changes in stockholders’ equity. An analysis of changes in stockholders’ equity in the form of a reconciliation will be required for the current and comparative year-to-date interim periods effective for all filings submitted on or after November 5, 2018. The Company is currently evaluating the ruling and expects to include a statement of stockholders’ equity in its interim reports beginning with the first quarter 2019, similar to the statement included annually in the Company’s 10-k report.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In the first nine months of 2018 and 2017 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, used borrowings under its available lines of credit and commercial paper program.

The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2018 and through 2019. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

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

As of September 30, 2018, the Company's cash and cash equivalents totaled $907.1 million, the majority of which is currently held outside of the United States. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which provides significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings, estimated to be $299.9 million as of September 30, 2018. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of September 30, 2018 is denominated in the U.S. dollar.

Because of the seasonality in the Company's cash flow, management believes that on an interim basis, rather than discussing only its cash flows, a better understanding of its liquidity and capital resources can be obtained through a discussion of the various balance sheet categories as well. Also, as several of the major categories, including cash and cash equivalents, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter, due to the seasonality of its business, management believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior quarter or prior year-end.

The table below outlines key financial information pertaining to our consolidated balance sheets including the period-over-period changes.

	September 30,	October 1,	%
	2018	2017	Change
Cash and cash equivalents	$907.1	1,244.8	-27%
Accounts receivable, net	1,391.2	1,655.8	-16%
Inventories	610.9	629.1	-3%
Prepaid expenses and other current assets	283.2	232.6	22%
Other assets	743.1	722.1	3%
Accounts payable and accrued liabilities	1,301.6	1,295.7	0%
Other liabilities	591.4	410.4	44%

Accounts receivable decreased 16% to $1,391.2 million at September 30, 2018, compared to $1,655.8 million at October 1, 2017. The decrease reflects the impact of a $48.8 million decline from foreign exchange translation and a decrease resulting from the 12% decrease in net revenues in the third quarter of 2018 as compared to the third quarter of 2017. The balance at September 30, 2018 includes a $77.0 million allowance for doubtful accounts related to Toys“R”Us.  Days sales outstanding decreased to 81 days at September 30, 2018 from 84 days at October 1, 2017 primarily reflecting improved collections.

Inventories decreased 3% to $610.9 million at September 30, 2018 from $629.1 million at October 1, 2017. The decrease relates primarily to unfavorable foreign currency translation of $23.7 million in 2018.  Absent this impact, inventories at September 30, 2018 were consistent with inventories at October 1, 2017.

Prepaid expenses and other current assets increased 22% to $283.2 million at September 30, 2018 from $232.6 million at October 1, 2017. The increase was related to higher accrued royalty income related to the adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC-606) and higher unrealized gains on foreign exchange contracts.  These increases were offset by lower prepaid advertising balances as a result of lower advertising spending in 2018.

Other assets increased approximately 3% to $743.1 million at September 30, 2018 from $722.1 million at October 1, 2017. The increase was primarily related to higher capitalized movie and television production costs, net of related production rebates, primarily for the Company’s share of costs related to BUMBLEBEE, the theatrical release to be produced jointly with Paramount Pictures, expected in December of 2018, as well as higher long-term receivable balances related to the long-term portion of a multi-year digital distribution agreement for Hasbro television programming.  These increases were partially offset by lower deferred tax asset balances reflecting the decrease in the Company’s U.S. tax rate as a result of tax reform enacted in the fourth quarter of 2017, lower long-term royalty advances and a lower long-term note receivable balance at September 30, 2018 due to scheduled payments.

Accounts payable and accrued liabilities remained flat at $1,301.6 million at September 30, 2018 from $1,295.7 million at October 1, 2017. Contributing to the balance at September 30, 2018 were accrued liabilities related to the remaining amounts due for the Power Rangers acquisition, higher deferred revenue balances related to the launch of the online version of MAGIC: THE GATHERING and the licensing of other digital assets, severance charges accrued during the first quarter of 2018 in addition to higher accrued dividends due to a higher dividend rate in 2018 and higher accrued tax balances related to value added taxes, primarily in Europe.  These increases were partially offset by lower accrued advertising reflecting the lower level of expense in 2018, a lower liability for foreign currency forward contracts as the result of a strengthening U.S. dollar against certain foreign currencies, and lower accrued employee compensation balances.

Other liabilities increased 44% to $591.4 million at September 30, 2018 from $410.4 million at October 1, 2017. The increase is primarily due to the $249.8 million estimated long-term portion of the repatriation tax liability related to U.S. Tax Reform passed in the fourth quarter of 2017. This increase is partially offset by a decrease in the tax liability owed to Discovery Communications Inc. as the result of re-measurement based on new U.S. tax rates in 2018, as well as a decrease in the Company’s reserves for uncertain tax positions.

Cash Flow

Net cash provided by operating activities in the first nine months of 2018 was $174.7 million compared to $201.8 million in the first nine months of 2017.  The reduction in cash flow from operations primarily reflects lower earnings in the first nine months of 2018 as compared to the first nine months of 2017 as well as higher film production costs in 2018 relating to the production of the BUMBLEBEE film, which is scheduled to be released in theaters in December 2018. For the fiscal year ended December 31, 2017, net cash provided by operating activities was $724.4 million.

Net cash utilized by investing activities was $250.9 million in the first nine months of 2018 compared to $97.0 million in the first nine months of 2017. The increase in cash used reflects cash payments of $155.5 million related to the acquisition of Power Rangers during the second quarter of 2018. The Company has a remaining payment of $75 million related to the acquisition that is due in January 2019 and is scheduled to release the $25 million escrow payment by June 2019. Additions to property, plant and equipment were $104.0 million in the first nine months of 2018 compared to $102.5 million in the first nine months of 2017.

Net cash utilized by financing activities was $578.6 million in the first nine months of 2018 compared to $161.3 million in the first nine months of 2017.  Financing activities in the first nine months of 2017 reflect the proceeds from the issuance of $500.0 million in principal amount of Notes Due 2027 that bear interest at a rate of 3.50%. Net proceeds of the Notes offering, after deduction of the underwriting discount and debt issuance expenses, totaled approximately $493.9 million. In addition, financing activities in the nine months ended October 1, 2017 include the repayment of $350 million aggregate principal amount of the 6.30% Notes Due 2017 upon maturity. Cash payments related to purchases of the Company's common stock were $187.9 million in the first nine months of 2018 compared to $112.2 million in the first nine months of 2017. At September 30, 2018, the Company had $485.7 million remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first nine months of 2018 totaled $229.6 million compared to $206.0 million in the first nine months of 2017 reflecting a higher dividend rate commencing with the May 2018 dividend payments. Net repayments of short-term borrowings were $131.6 million in the first nine months of 2018 compared to net proceeds from short-term borrowings of $15.7 million in the first nine months of 2017 reflecting lower short-term borrowings in 2018.  Financing activities in the first nine months of 2018 and 2017 include payments of $58.3 million and $32.0 million, respectively, relating to tax payments made to tax authorities for which shares were withheld from employees’ share-based payment awards.

Sources and Uses of Cash

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days.  The notes are sold under customary terms in the commercial paper market and are issued at a discount or par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis.  The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At September 30, 2018, the Company had no outstanding borrowings related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $1,000.0 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness.  Prior to September 2017, the Agreement provided for a $700.0 million revolving credit facility.  During the third quarter of 2017 and pursuant to the Agreement, the Company proposed and the Lenders agreed to increase the committed borrowing facility from $700.0 million to $1,000.0 million.  The Company was in compliance with all covenants as of and for the quarter ended September 30, 2018. The Company had no borrowings outstanding under its committed revolving credit facility at September 30, 2018. However, the Company had letters of credit outstanding under this facility as of September 30, 2018 of approximately $1.5 million. Amounts available and unused under the committed line, less outstanding balances under the commercial paper program, as of September 30, 2018 were approximately $998.5 million. The Company also has other uncommitted lines from various banks, of which approximately $59.1 million was utilized at September 30, 2018, including $38.8 million of outstanding letters of credit and $20.3 million of outstanding borrowings.

The Company has principal amounts of long-term debt at September 30, 2018 of $1,709.9 million, due at varying times from 2021 through 2044. The Company also had letters of credit of approximately $40.3 million and purchase commitments of approximately $326.5 million outstanding at September 30, 2018.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, were impacted by the Power Rangers acquisition. The Company has a remaining payment of $75 million on the acquisition that is due in January 2019 as well as the balance of a $25 million escrow account, subject to adjustment,  scheduled to release by June 2019. Outside of these changes, the other contractual obligations and commercial commitments as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, does not include certain tax liabilities recorded related to uncertain tax positions. These liabilities were $84.4 million at September 30, 2018, and are included as a component of other liabilities in the accompanying consolidated balance sheets.

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

The Company reflects all forward contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At September 30, 2018, these contracts had net unrealized gains of $17.9 million, of which $11.9 million of unrealized gains are recorded in prepaid expenses and other current assets, $8.1 million of unrealized gains are recorded in other assets, $0.6 million of unrealized losses are recorded in accrued liabilities and $1.5 million of unrealized losses are recorded in other liabilities. Included in accumulated other comprehensive loss at September 30, 2018 are deferred gains, net of tax, of $12.3 million, related to these derivatives.

At September 30, 2018, the Company had fixed rate long-term debt of $1,709.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at September 30, 2018 are deferred losses, net of tax, of $19.7 million related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

On or about September 28, 2018, a putative securities class action complaint was filed against the Company and certain of our officers and/or directors in the U.S. District Court for the District of Rhode Island, on behalf of all purchasers of Hasbro common stock between April 24, 2017 and October 23, 2017, inclusive.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, alleging that Defendants purportedly made materially false and misleading statements in connection with the financial condition of Toys "R" Us, Inc. and its impact on the Company, as well as the financial impact on the Company’s business of economic conditions in the United Kingdom and Brazil.  Defendants deny liability and intend to vigorously defend the action.

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

·           the Company’s ability to successfully evolve and transform its business to address a changing global consumer landscape and retail environment, one in which online shopping and digital first marketing are becoming more and more critical, and difficulties or delays the Company may experience in successfully implementing and developing new capabilities and making the changes to its business that are required to be successful under these changing marketplace conditions;

·           recessions, other economic downturns, challenging economic conditions, unfavorable changes in exchange rates or economic uncertainty affecting one or more of the Company's significant markets including, without limitation, the United Kingdom, Brazil and Russia, which can negatively impact the financial health of the Company's customers and consumers, and which can result in lower employment levels, lower consumer disposable income and lower consumer spending, including lower spending on purchases of the Company's products;

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

·           the concentration of the Company's retail customers, potentially increasing the negative impact to the Company of difficulties, including bankruptcies, experienced by any of the Company's retail customers or changes in their purchasing or selling patterns;

·           an adverse change in purchasing policies or promotional programs, or the bankruptcy or other economic difficulties or lack of success, of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues or bad debt exposure;

·           the impact of the bankruptcy of Toys“R”Us in the United States, Canada and the United Kingdom, and the subsequent liquidation of the Toys“R”Us business in the U.S. and the United Kingdom, as well as the economic difficulty of Toys“R”Us in other markets, or the bankruptcy or lack of success of a smaller retail customer of the Company, such as Sears Holdings Corporation, any of which could negatively impact the Company’s revenues, result in lost sales to customers, create bad debt expense and create other challenges for the Company and its financial performance as the Company attempts to recapture this lost business through other customers or channels, and any inability or delay of the Company in recapturing all of the lost business;

·           uncertainty as to the future of the Toys“R”Us business elsewhere in the world, and associated reductions in sales to Toys“R”Us or bad debt expenses;

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

·           concentration of manufacturing of the substantial majority of the Company's products by third party vendors in the People's Republic of China and the associated impact to the Company of social, economic or public health conditions and other factors affecting China, the movement of people and products into and out of China, the cost of producing products in China and the cost of exporting them to the Company's other markets or affecting the exchange rates for the Chinese Renminbi, including, without limitation, the impact of tariffs or other trade restrictions being imposed upon goods manufactured for the Company in China and exported to other markets, which could significantly increase the price of the Company’s products and substantially harm sales if applied to any significant amount of the Company’s products;

·           tariffs and other trade restrictions impacting the cost of producing our products and importing them into markets around the world for sale, which could significantly increase the price of the Company’s products and substantially harm sales;

·           the ability of the Company to successfully develop, produce and distribute motion pictures under its relationship with Paramount Pictures Corporation, and consumer interest in those motion pictures and related merchandise;

·           consumer interest in and acceptance of programming and entertainment created by Hasbro Studios and/or Allspark Pictures, as well as products related to such programming and entertainment, and other factors impacting the financial performance of Hasbro Studios, Allspark Pictures and the Discovery Family Channel;

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

Repurchases Made in the Quarter (in whole dollars and number of shares)

(d)
Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	(a) Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs
July 2018
7/2/18 – 7/29/18	397,964	$95.43	397,964	$527,122,037
August 2018
7/30/18 – 9/2/18	125,754	$99.38	125,754	$514,624,424
September 2018
9/3/18 – 9/30/18	277,748	$104.29	277,748	$485,659,275
Total	801,466	$99.12	801,466	$485,659,275

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

10.1    August 1, 2018 Amendment to the Employment Agreement, between Mr. Goldner and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 1, 2018, File No. 1-6682.)

10.2    Employment Agreement between Mr. Frascotti and the Company, dated August 1, 2018. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 1, 2018, File No. 1-6682.)

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

HASBRO, INC.
(Registrant)

Date: November 1, 2018	By: /s/ Deborah Thomas
Deborah Thomas

Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)