Form 10-K
period 2018-12-30
HASBRO INC
filed 2019-02-26
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    or    No  ☐.

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

The aggregate market value on June 29, 2018 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $10,601,897,195. The registrant does not have non-voting common stock outstanding.

The number of shares of common stock outstanding as of February 8, 2019 was 125,842,470.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Special Note Regarding Forward-Looking Statements

From time to time, including in this Annual Report on Form 10-K (“Form 10-K”) and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to matters such as our business and marketing strategies, anticipated financial performance or business prospects in future periods, expected technological and product developments, relationships with customers and suppliers, purchasing patterns of our customers and consumers, the expected content of and timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers, expected benefits and plans relating to acquired brands and properties, the content and timing of planned entertainment releases including motion pictures, television and digital products, marketing and promotional efforts, research and development activities, geographic plans, adequacy of supply, manufacturing capacity and expectations to reduce manufacturing in China, adequacy of our properties, expected benefits and cost-reductions from certain restructuring actions, capital expenditures, working capital, liquidity, and other financial, tax, accounting and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below and in Part I, Item 1A of this Form 10-K are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report

PART I

Except as expressly indicated or unless the context otherwise requires, as used herein, “Hasbro”, the “Company”, “we”, or “us”, means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

Item 1.	Business.

General Development and Description of Business and Business Segments

Overview

We are a global play and entertainment company committed to Creating the World’s Best Play Experiences. We strive to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and the development of global business reach. We apply these principles to leverage our owned and controlled brands, including Franchise Brands BABY ALIVE, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, as well as the brands of our partners included in our Partner Brands portfolio. From toys and games to television, movies, digital gaming and other forms of digital entertainment and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. Our entertainment labels, Allspark Pictures and Allspark Animation, create entertainment-driven brand storytelling across mediums, including television, film and more.

Each of these principles are executed globally in alignment with our strategic plan, the brand blueprint. At the center of this blueprint, we re-imagine, re-invent and re-ignite our owned and controlled brands and imagine, invent and ignite new brands, through product innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. . As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, we continue to transform and reimagine our business strategy. This transformation includes changing many of the ways we organize across our brand blueprint, re-shaping us to become a better equipped and adaptive, digitally-driven organization, including investing in the development of an omni-channel retail presence. In 2018, we also focused on adding new capabilities through the on-boarding of new skill sets and talent to lead in today’s converged retail environment based on our understanding of the consumer and how our retailers are going to market.

Recent Events

POWER RANGERS Acquisition

On June 12, 2018, Hasbro, Inc. acquired POWER RANGERS and other entertainment assets from Saban Properties (“POWER RANGERS Acquisition”). The transaction was funded through a combination of cash and stock valued at $534 million.

Created by Haim Saban and launched in 1993, Mighty Morphin POWER RANGERS quickly became a pop culture phenomenon. Today, POWER RANGERS is one of the longest running kids’ live-action series in television history with nearly 26 seasons and feature films. Saban’s POWER RANGERS currently airs in 180 markets around the world and is translated into numerous languages.

Hasbro plans to incorporate the POWER RANGERS brand into its brand blueprint, through the manufacturing and sale of toys and games, media distribution of future developed television and movie content and licensing of the brand to consumer products licensors. The first set of POWER RANGERS products from Hasbro will be available in spring 2019.

2018 Restructuring Actions

In 2018, in response to the continuing evolution of the global consumer landscape, shopping behaviors and the retail environment, Hasbro took certain actions as part of its ongoing efforts to transform and reimagine its business, to strengthen its connections with audiences and consumers, and enhance its ability to continue bringing meaningful brand experiences to life. These actions, referred to as the 2018 restructuring program, included a commercial reorganization as well as adding new capabilities based on our understanding of changing consumer behaviors and how our retailers are going to market, while also changing many of the ways we organize across our brand blueprint. We are committed to reimagining and redesigning our go-to-market strategy as we react to present-day industry trends, and progress into a more innovative and digitally-driven play and entertainment company. The actions also included headcount reductions aimed at right-sizing the Company’s cost-structure. Under the plan, the Company incurred pre-tax restructuring charges of $17.3 million in the first quarter of 2018, and $72 million in the fourth quarter of 2018 relating to severance and other employee costs. Once these actions are completed, the Company expects that it will generate approximately $70 million to $80 million in gross annualized cost-reductions by 2020. The Company expects that approximately $65 million of these gross savings will be realized in 2019. In line with the objectives of this program, the Company plans to reinvest approximately $10 to $15 million in new resources in 2019, generating a net savings of approximately $50 million to $55 million in 2019.

2018 Impairment Charges

During the fourth quarter of 2018, the Company took a number of actions to react to a rapidly changing mobile gaming industry that resulted in a modification to the Company’s long-term plan for its Backflip business. These modifications included organizational actions and related personnel changes, the extension of launch dates for games currently in or planned for development and the addition of partners for the development of future game releases. The modifications resulted in changes to the long-term projections for the Backflip business which led the Company to conclude the goodwill associated with the Backflip reporting unit was impaired. The Company recorded an impairment charge of $86.3 million within administrative expense and in the Company’s Entertainment and Licensing segment, for the year ended December 30, 2018.

The Company also concluded that certain intangible assets were also impaired during the fourth quarter of 2018. These impairments were primarily the result of changes to revenue projections that became apparent after the recent holiday period. This resulted in recording an impairment charge of $31.3 million recorded within administrative expense and in the Company’s Corporate and Eliminations segment, in the year ended December 30, 2018.

For further discussion, see note 5 to our consolidated financial statements, which are included in Part II, Item 8 of this Form 10-K.

Storytelling and Other Entertainment Initiatives

Our brand blueprint focuses on reinforcing storylines associated with our brands through several mediums, including television, motion pictures and digital content.

As part of our brand blueprint, we seek to build our brands through entertainment-based storytelling. Allspark Pictures and Allspark Animation are responsible for entertainment-driven brand storytelling, including the development and global distribution of television programming and motion pictures primarily based on our brands.

Television programming based on our brands currently airs in markets throughout the world. Domestically, Allspark Animation primarily distributes programming to Discovery Family Channel (the “Network”), a joint venture between Discovery Communications, Inc. (“Discovery”) and Hasbro which operates a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Beginning in 2015, Allspark Animation began distributing certain programming domestically to other outlets, including Cartoon Network. Internationally, Allspark Animation distributes to various broadcasters and cable networks. Allspark Animation also distributes programming globally on various digital platforms, including Netflix and iTunes. In 2016, Hasbro acquired Boulder Media, an animation studio based in Dublin, Ireland. In addition to working on a variety of projects for Allspark Animation and Allspark Pictures, Boulder Media continues to produce non-Hasbro content under the Boulder name.

During 2014, we introduced Allspark Pictures, Hasbro’s film label, as a vehicle to produce both animated and live action theatrical releases based on our brands. Our plan is to continue to produce live action entertainment, including film and television, under the Allspark Pictures moniker, and to produce animated entertainment under the Allspark Animation label. In October 2017 the Company entered into an agreement with Paramount Pictures (“Paramount”) to produce and distribute live action and animated films, as well as television programming based on Hasbro brands over a five-year period. Hasbro’s Allspark Pictures and Allspark Animation will play an active role alongside Paramount in content development and production under this relationship and Hasbro will play a more significant role in financing the films as well. The Company’s storytelling initiatives support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages accessible anytime in many forms and formats.

Recent films released by Allspark Pictures include the following:

•	In October 2016, Allspark Pictures released OUIJA: ORIGIN OF EVIL.

•	In October 2017, Allspark Pictures released MY LITTLE PONY: THE MOVIE.

•	In December 2018, Hasbro and Paramount released BUMBLEBEE, a film centered on the TRANSFORMERS character, BUMBLEBEE.

In addition to film and television initiatives, Hasbro understands the importance of digital content to drive fan engagement, including in gaming and across other media, and of integrating such content with our products. Digital media encompasses digital gaming applications and the creation of digital environments for analog products through the use of complementary digital applications and websites which extend storylines and enhance play. Our wholly-owned subsidiary, Backflip Studios, LLC (“Backflip”), a mobile game developer, produces digital applications. While certain of our trademarks, characters and other property rights are licensed by third parties in connection with digital gaming, we anticipate increasingly leveraging and applying Backflip’s digital gaming expertise to Hasbro brands in 2019 and beyond.

As we seek to grow our business in entertainment, licensing, digital gaming and innovative product offerings, we will continue to evaluate strategic alliances, acquisitions and investments, like Allspark Animation and Allspark Pictures, Boulder Media, the Network and Backflip, which may allow us to strengthen our competencies around the brand blueprint, such as in storytelling and digital, complement our current product offerings, allow us entry into areas which are adjacent or complementary to our existing business, allow us to add to our brand portfolio, or allow us to further develop awareness of our brands and expand the ability of consumers to experience our brands in different forms and formats.

Brand Portfolios

Hasbro organizes and markets owned, controlled and licensed intellectual properties within our brand architecture under the following four brand portfolios: (1) Franchise Brands; (2) Partner Brands; (3) Hasbro Gaming; and (4) Emerging Brands.

Franchise Brands Franchise Brands are Hasbro’s most significant owned or controlled properties which we believe have the ability to deliver significant revenues and growth over the long-term. Our seven Franchise Brands are BABY ALIVE, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS. In 2018, 2017 and 2016, Franchise Brands were 53%, 52% and 47% of total net revenues, respectively.

Partner Brands Partner Brands include those brands licensed by Hasbro from other parties for which Hasbro develops toy and game products. Significant Partner Brands include MARVEL, including SPIDER-MAN and THE AVENGERS, STAR WARS, DISNEY PRINCESS and DISNEY FROZEN, DISNEY‘S DESCENDANTS, BEYBLADE, DREAMWORKS’ TROLLS and SESAME STREET. Partner brands MARVEL, STAR WARS, DISNEY’S DESCENDANTS, DISNEY PRINCESS and DISNEY FROZEN are all owned by The Walt Disney Company (“Disney”).

In 2017, Hasbro sold products supported by the four theatrical releases from our partners: Marvel’s GUARDIANS OF THE GALAXY VOL. 2 in May, SPIDER-MAN: HOMECOMING in July, THOR: RAGNAROK in November and STAR WARS: THE LAST JEDI in December. Hasbro’s products were also supported in 2017 by films featuring our Franchise Brands TRANSFORMERS: THE LAST NIGHT in June, and MY LITTLE PONY: THE MOVIE.

In 2018, Hasbro product lines were supported by the following theatrical releases: BLACK PANTHER in February, AVENGERS: INFINITY WAR in April and SPIDER-MAN: INTO THE SPIDER-VERSE in December.

In addition, Hasbro’s products were supported by the May release of SOLO: A STAR WARS STORY as well as BUMBLEBEE, a film featuring our Franchise Brand, TRANSFORMERS, in December 2018.

In 2019, Hasbro plans to sell products related to several expected partner theatrical releases, including CAPTAIN MARVEL in March, AVENGERS: END GAME in April, SPIDER MAN: FAR FROM HOME in July and STAR WARS: EPISODE IX in December. To support the Company’s DISNEY PRINCESS and DISNEY FROZEN product lines, Hasbro plans to sell products related to ALADDIN, a theatrical release expected in May, and FROZEN 2 expected in November.

Hasbro Gaming Hasbro continues to revolutionize game play through our strong portfolio of Gaming Brands, digital integration, the mining of social media trends to garner consumer insights and capitalize on popular gaming themes, and the rapid introduction of innovative new gaming brands and play experiences. Hasbro Gaming includes brands such as CONNECT 4, DUNGEONS & DRAGONS, JENGA, THE GAME OF LIFE, OPERATION, SCRABBLE, TRIVIAL PURSUIT and TWISTER as well as new social games including DON’T LOSE YOUR COOL, DON’T STEP IN IT, and SPEECH BREAKER; in addition, Hasbro’s games portfolio also includes many other well-known game brands. To successfully execute our gaming strategy, we consider brands which may capitalize on existing trends while evolving our approach to gaming using consumer insights and offering gaming experiences relevant to consumer demand for face to face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games.

Emerging Brands Emerging Brands are those owned or controlled Hasbro brands which have not achieved Franchise Brand status, but many of which the Company believes have the potential to do so over time with investment and further development. Hasbro Emerging Brands include brands such as LITTLEST PET SHOP, EASY BAKE, FURBY, FURREAL FRIENDS, PLAYSKOOL, and most recently, the POWER RANGERS brand, which we purchased in 2018. In 2019, the POWER RANGERS brand will be supported by new television programming. The Emerging Brands portfolio also includes new brands such as LOST KITTIES, YELLIES, as well as brands currently being developed by the Company and other brands not captured in our other three categories.

Segments

Organizationally, our three principal segments are U.S. and Canada, International and Entertainment and Licensing. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products described above. Our toy and game products are primarily developed by cross-functional teams, including members of our global development and marketing groups, to establish a cohesive brand direction and assist the segments in establishing certain local marketing programs. The costs of these groups are allocated to our principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment and Licensing segment conducts our movie, television and digital gaming entertainment operations, including the operations of Allspark Pictures, Allspark Animation, Boulder Studios and Backflip as well as engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for digital gaming and consumer products. Our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments.

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

In addition to growing brands, leveraging opportunistic product lines and driving our licensed business, we seek to grow our international business by continuing to strategically expand into emerging markets in Eastern Europe, Asia, Africa and Latin and South America. In 2018, we opened an office in Japan and in 2017, we opened offices in Argentina and India. Emerging markets are an area of high priority for us as we believe they offer greater opportunities for revenue growth than developed markets. Key emerging markets include Russia, Brazil and the People’s Republic of China (“China”). Net revenues from emerging markets represented 14% of our total consolidated net revenues in 2018, 2017 and 2016. In 2018, net revenues from emerging markets decreased 12% while in 2017, net revenues in emerging markets increased 5% from 2016.

In 2018, the strengthening of the U.S. dollar against many of the foreign currencies within the Company’s International segment had a negative impact whereas in 2017, the International segment benefited from foreign currency translation. The impact from foreign currency translation on International segment net revenues as compared to the prior year translation rates for 2017 and 2016 was $(43.0) million and $75.3 million, respectively. Financial information with respect to foreign currency risk management is included in note 17 to our consolidated financial statements, which are included in Part II, Item 8 of this Form 10-K.

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

Global Operations Our Global Operations segment sources production of our toy and game products. Through August 2015, the Company owned and operated manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland which predominantly produced game products. These facilities were sold to Cartamundi NV (“Cartamundi”). Cartamundi continues to manufacture significant quantities of game products for us in their two facilities under a multi-year manufacturing agreement. Sourcing for our other production is done through unrelated third party manufacturers in various Far East countries, principally China, using a Hong Kong based wholly-owned subsidiary operation for quality control and order coordination purposes. Over time we are increasing the amount of product we source outside China, including in India and Vietnam. See “Manufacturing and Importing” below for more details concerning overseas manufacturing and sourcing.

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

Three of our four product categories, namely Franchise Brands, Partner Brands and Hasbro Gaming, generate approximately 10% or more of our net revenues. For more information, including the amount of net revenues attributable to each of our four product categories, see Note 21 to our consolidated financial statements, which are included in Part II, Item 8 of this Form 10-K.

Working Capital Requirements

Our working capital needs are financed through cash generated from operations, primarily through the sale of toys and games and secondarily through our consumer products licensing and entertainment operations, and, when necessary, proceeds from short-term borrowings.

Our customer order patterns may vary from year to year largely due to fluctuations in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As such, a disproportionate volume of our net revenues is earned during the third and fourth quarters leading up to the retail industry’s holiday selling season, including Christmas. As a result, comparisons of unshipped orders on any date with those at the same date in the prior year are not necessarily indicative of our sales for that year. Moreover, quick response, or just-in-time, inventory management practices result in a significant proportion of orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are necessarily indicative of future sales. We expect that retailers will continue to follow this strategy. As such, our business generally earns more revenue in the second half of the year compared to the first half. In 2018 and 2017, the second half of the year accounted for approximately 65% of full year revenues with the third and fourth quarters accounting for 34% and 31%, respectively, of full year net revenues.

Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year, prior to the peak fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2018, we primarily utilized cash from our operations, and, to a lesser extent, uncommitted lines of credit in certain international markets to meet our cash flow requirements.

Product Development and Royalties

Our success is dependent on continuous innovation in our play and entertainment offerings and requires continued development of new brands and products alongside the redesign of existing products to drive consumer interest and market acceptance. Our toy and game products are developed by a global development function, the costs of which are allocated to the selling entities which comprise our principal operating segments. These costs include activities related to the development, design and engineering of new products and their packaging (including products brought to us by independent designers) and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.

In addition to the design and development work performed by our own staff, we deal with a number of independent toy and game designers, for whose designs and ideas we compete with other toy and game manufacturers. Rights to such designs and ideas, when acquired or licensed by us, are usually exclusive and the agreements require us to pay the designer a royalty on our net sales of the item. These designer royalty agreements, in some cases, also provide for advance royalties and minimum guarantees.

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

Our products are sold globally to a broad spectrum of customers, including wholesalers, distributors, chain stores, discount stores, drug stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as internet-based “e-retailers.” Our own sales forces account for the majority of sales of our products with remaining sales generated by independent distributors who, for the most part, sell our products in areas of the world where we do not otherwise maintain a direct presence. Notwithstanding our thousands of customers, the majority of our sales are to large chain stores, distributors, e-retailers and wholesalers. Customer concentration provides us with certain benefits, such as potentially more efficient product distribution practices and other reductions in costs of sales and distribution; however, customer concentration can also create additional risks for our business. These risks include potential damage to our business resulting from the financial difficulties of one or more of our major customers which could lead to reductions in sales, or other unfavorable changes in our business relationships with one, or more, of our major customers. Customer concentration may also decrease the prices we are able to obtain for some of our products and reduce the number of products we would otherwise be able to bring to market.

During 2018, net revenues from our top five customers accounted for approximately 38% of our consolidated global net revenues, including our largest customers, Wal-Mart Stores, Inc. and Target Corporation, who represented 20% and 9%, respectively, of consolidated global net revenues. In the U.S. and Canada segment, approximately 60% of our net revenues were derived from our top three customers. The bankruptcy filing and subsequent liquidation of Toys“R”Us, had a significant negative impact on our sales and profitability in 2018. Prior to 2018, Toys“R”Us was Hasbro’s third largest U.S. customer and our second largest customer in Europe. In addition to lost sales, the Toys“R”Us liquidation in 2018 led to a significant amount of inventory sold at significant discount. We believe the bankruptcy of Toys“R”Us was partially a product of underlying changes in the industry including the rapid growth of on-line retail globally. In Europe, the bankruptcy of Toys“R”Us together with economic headwinds in a number of markets and the shifting retail environment magnified the negative impact to sales and profitability overall. These changes accelerated our efforts to diversify our retail mix in 2018 and we further prioritized a digital-first approach in order to become a more complete e-commerce partner. In 2019 and moving forward we plan to continue to focus on an ongoing evolution of our business to succeed in a digital-first, increasing e-commerce driven world and to better position us for long-term success amidst the rapidly changing retail environment.

We advertise many of our toy and game products extensively on television and through digital marketing and advertising of our brands. Products are strategically cross-promoted by spotlighting specific products alongside related offerings in a manner that promotes the sale of not only the selected item, but also those complementary products. In addition to those advertising initiatives, Allspark Animation produces entertainment based primarily on our brands which appears on Discovery Family Channel and other major networks globally as well as on various other digital platforms, such as Netflix and iTunes. In addition, Allspark Pictures and Allspark Animation produce both animated and live action theatrical releases based on our brands. We also introduce many of our new products to major customers within one to two years leading up to their year of retail introduction. We generally showcase certain new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows, including in Hong Kong and Nuremburg, Germany. In 2018, 2017 and 2016, we incurred $439.9 million, $501.8 million, and $468.9 million, respectively, in expense related to advertising and promotional programs.

Manufacturing and Importing

During 2018 substantially all of our products were manufactured in third party facilities in the Far East, primarily China, as well as in two previously owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland. These facilities were owned by the Company through August 2015, at which point they were sold to Cartamundi, who continues to manufacture significant quantities of game products for us under a multi-year manufacturing agreement. We are continuing our efforts to diversify our global sourcing mix and decrease our dependence on Chinese manufacturing by increasing production of our products in other countries, including India and Vietnam.

We believe that the manufacturing capacity of our third-party manufacturers, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2019 for our products. Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured and production shifted to those new sources. The imposition of trade sanctions, tariffs, border adjustment taxes or other measures by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, China, or other countries where we manufacture significant numbers of products, or other factors which increase the cost of manufacturing in China, or other countries where we manufacture products, such as higher labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured and imported into other markets and damage our sales and profitability.

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

Competition

We are a worldwide leader in the development, design, sale and marketing of toys and games and other family entertainment offerings, but our business is highly competitive. We compete with several large toy and game companies in our product categories, as well as many smaller United States and international toy and game designers, manufacturers and marketers. We also compete with other companies that offer branded entertainment specific to children and their families. Given the ease of entry into our business we view our primary competition as coming from content providers who are creating entertainment experiences that compete with our brand-driven storytelling and product experiences for consumer attention and spending. Businesses that create compelling content can readily translate that content into a full range of product offerings. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products and experiences. To a lesser extent, competition is also based on product pricing. In entertainment, Allspark Animation, Allspark Pictures and Discovery Family Channel compete with other children’s and family television networks and entertainment producers, such as Nickelodeon, Cartoon Network and Disney Channel, for viewers, advertising revenue and distribution.

In addition to contending with competition from other toy and game and entertainment and storytelling companies, we contend with the phenomenon that children are increasingly sophisticated and have been moving away from traditional toys and games at a younger age. The variety of product and entertainment offerings available for children has expanded and product life cycles have shortened as children move on to more sophisticated offerings at earlier ages. We refer to this trend as “children getting older younger”. As a result, our products not only compete with those offerings produced by other toy and game manufacturers and companies offering branded family play and entertainment, we also compete, particularly in meeting the demands of older children, with entertainment offerings of many technology companies, such as makers of tablets, mobile devices, video games and other consumer electronic products and screens.

The volatility in consumer preferences with respect to family entertainment and low barriers to entry as well as the emergence of new technologies continually creates new opportunities for existing competitors and start-ups to develop products that compete with our entertainment and toy and game offerings.

Employees

At December 30, 2018, we employed approximately 5,800 persons worldwide, approximately 3,200 of whom were located in the United States.

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

In addition to laws restricting the collection of information from children, our business is subject to other regulations, such as the General Data Protection Regulation which became effective in the European Union in May 2018, which restricts the collection, use, and retention of personal information. Failure to comply with those restrictions can subject us to severe liabilities.

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

Name	Age	Position and Office Held	Period Serving in Current Position
Brian D. Goldner(1)	55	Chairman of the Board and Chief Executive Officer	Since 2017
John A. Frascotti(2)	58	President and Chief Operating Officer	Since 2018
Deborah M. Thomas(3)	55	Executive Vice President and Chief Financial Officer	Since 2013
Tom Courtney(4)	58	Executive Vice President, Chief Global Operations Officer	Since 2017
Stephen Davis(5)	57	Executive Vice President, Chief Content Officer	Since 2014
Tarrant Sibley(6)	50	Senior Vice President, Chief Legal Officer and Secretary	Since 2018
Dolph Johnson	60	Executive Vice President and Chief Human Resources Officer	Since 2012
Wiebe Tinga(7)	58	Executive Vice President and Chief Commercial Officer	Since 2013

(1) Prior thereto, Chairman of the Board, President and Chief Executive Officer from 2015 to 2017; prior thereto, President and Chief Executive Officer from 2008 to 2015.

(2) Prior thereto, President from 2017 to 2018; President Hasbro Brands from 2014 to 2017; Executive Vice President and Chief Marketing Officer from 2013 to 2014; and Senior Vice President and Global Chief Marketing Officer from 2008 to 2013.

(3) Prior thereto, Senior Vice President and Chief Financial Officer from 2009 to 2013.
(4) Prior thereto, Senior Vice President and General Manager, Global Operations, from 2012 to 2017.
(5) Prior thereto, President, Hasbro Studios, from 2009 to 2014.
(6) Prior thereto, Senior Vice President and Deputy General Counsel since 2010.
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

Investors and others should note that we announce material financial information to our investors using our investor relations website at www.hasbro.com, under “Corporate — Investors”, SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our shareholders and the public about our Company, our products and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels listed on our investor relations website. Hasbro has used, and intends to continue to use, our investor relations website, as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our articles of incorporation, bylaws, governance guidelines, committee charters, and code of business conduct and ethics, is also available on our investor relations website www.hasbro.com, under “Corporate — Investors — Corporate Governance.” The contents of our website are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.	Risk Factors.

Forward-Looking Information and Risk Factors That May Affect Future Results

From time to time, including in this Form 10-K and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to matters such as our business and marketing strategies, anticipated financial performance or business prospects in future periods, expected technological and product developments, relationships with customers and suppliers, purchasing patterns of our customers and consumers, the expected content of and timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers, expected benefits and plans relating to acquired brands and properties, the content and timing of planned entertainment releases including motion pictures, television and digital products, marketing and promotional efforts, research and development activities, geographic plans, adequacy of supply, manufacturing capacity and expectations to reduce manufacturing in China, adequacy of our properties, expected benefits and cost-savings from certain restructuring actions, capital expenditures, working capital, liquidity, and other financial, tax, accounting and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements.

The factors listed below are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report.

Our strategy involves focusing on franchise and key partner brands, and successfully developing, or in the case of partner brands, successfully working with our partners to develop, those brands across our brand blueprint in a wide array of innovative toys and games, consumer products, storytelling and digital experiences. If we are not successful in developing and expanding these critical brands our business will suffer.

We have made a strategic decision to focus on fewer, larger global brands as we build our business. We are moving away from SKU making behaviors, which involve developing a large number of different products across many brands, towards global brand building with an emphasis on developing our franchise and key partner brands, which we view as having the largest global potential. As we concentrate our efforts on a more select group of brands we can gain additional leverage and enhance the consumer experience. But this focus also means that our future success depends disproportionately on our and our partners’ ability to successfully develop this select group of brands across the brand blueprint and to maintain and extend the reach and relevance of these brands to global consumers in a wide array of markets. This strategy has required us to build and develop competencies in new areas, including storytelling, digital content and consumer products. Developing and growing these competencies has required significant effort, time and money.

In 2018, revenues from our seven franchise brands, BABY ALIVE, MAGIC: THE GATHERING, MONOPOLY, NERF, MY LITTLE PONY, PLAY-DOH and TRANSFORMERS, totaled 53% of our aggregate net revenues. Revenues from our key partner brands, including BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN, MARVEL, STAR WARS, DREAMWORKS’ TROLLS, and YO-KAI WATCH, constituted 22% of our aggregate net revenues in 2018. Together our franchise and partner brands account for the substantial majority of our revenues. If we are unable to successfully maintain and develop our franchise and key partner brands in the future, continue to drive their relevance to consumers and grow sales of products and storytelling experiences based on those brands, our revenues and profits will decline and our business performance will suffer. In addition to continuing to grow and develop our existing franchise brands, successfully executing our brand strategy requires us to successfully develop other brands, such as current emerging brands, and elevate them to franchise brand status over time. There is no guarantee that we will be able to do this successfully. As an example of this process, in February 2018 we elevated BABY ALIVE to franchise brand status and moved LITTLEST PET SHOP, which we are in the process of reinventing and which requires a different developmental approach at this point, out of Franchise Brands and into Emerging Brands.

Consumer interests change rapidly, making it difficult to create storytelling experiences and to design and develop products which will be popular with children and families, or to maintain the popularity of successful products and brands.

The interests of children and families evolve extremely quickly and can change dramatically from year to year. To be successful we must correctly anticipate the types of entertainment content, products and play patterns which will capture children’s and families’ interests and imagination and quickly develop and introduce innovative products which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever-increasing utilization of technology and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever changing and expanding pipeline of entertainment and consumer properties and products which compete for children’s and families’ interest and acceptance, create an environment in which some products can fail to achieve consumer acceptance, and other products can be popular during a certain period of time but then be rapidly replaced. As a result, individual children’s and family entertainment products and properties often have short consumer life cycles. If we devote time and resources to developing and marketing entertainment and products that consumers do not find interesting enough to buy in sufficient quantities to be profitable to us, our revenues and profits may decline and our business performance may be damaged. Similarly, if our product offerings and entertainment fail to correctly anticipate consumer interests our revenues and earnings will be reduced.

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

Engaging storytelling across media is an increasingly important factor for driving brand awareness and successfully building brands.

Entertainment media, in forms such as television, motion pictures, digital content and other media, have become increasingly important platforms for consumers to experience our brands and our partners’ brands and the success, or lack of success, of such media efforts can significantly impact the demand for our products and our financial performance. We spend considerable resources in designing and developing products in conjunction with planned media releases, both by our partners and our own media releases. Not only our efforts, but the efforts of third parties, such as licensors and motion picture studios with whom we work, heavily impact the amount, content and timing of media development, release dates and the ultimate consumer interest in and success of these media efforts.

In 2018, we developed and marketed significant product lines tied to the motion picture releases by key partners of BLACK PANTHER, AVENGERS: INFINITY WARS and SOLO: A STAR WARS STORY. In addition, we developed and marketed products related to BUMBLEBEE, a motion picture developed and released by us working with our partner Paramount Pictures. For 2019, we are developing and marketing significant product lines tied to the scheduled motion picture releases by key partners of a number of properties, including DISNEY’S ALADDIN, DISNEY’S FROZEN II and STAR WARS: EPISODE IX. Those motion pictures are all being developed and released by our partners and our partners control the content and schedule for such motion pictures. Other key partner product lines we are offering, such as BEYBLADE and YOKAI-WATCH, depend on television support by our partners for their successes. Similarly, we are developing and marketing products for entertainment we play a more active role in developing or develop ourselves, such as TRANSFORMERS and MY LITTLE PONY. If those motion pictures, television shows, or any other key entertainment content for which we develop and market products are not as successful as we and our partners anticipate, our revenues and earnings will fall.

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

Lack of sufficient consumer interest in entertainment media we or our partners produce or for which we offer products can harm our business.

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

Under the relationship we entered with Paramount in October 2017 we plan to play a more significant role in the production and financing of motion pictures based on our properties. That has the advantage of giving us more input to what and when properties are developed into motion pictures, and can allow us to earn a greater return from successful films, but it also increases the money we will directly spend on film production and puts that investment at risk. If our motion pictures are not as successful as we anticipate they will be, or if we are not able to produce and distribute films according to the schedule we have planned, due to creative or other difficulties or delays, our financial performance will be negatively impacted.

Discovery Family Channel, our cable television joint venture with Discovery Communications, Inc. in the United States, competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees. There is no guarantee that Discovery Family Channel will be successful. Similarly, our programming distributed both domestically and internationally, Allspark Animation’s and Allspark Pictures’ releases and Backflip Studio’s digital products compete with content from many other parties. Lack of consumer interest in and acceptance of content developed by Hasbro Studios, Allspark Animation, Allspark Pictures and Backflip Studios, or other content appearing on Discovery Family Channel, and products related to that content, could significantly harm our business. Similarly, our business could be harmed by greater than expected costs, or unexpected delays or difficulties, associated with our investment in Discovery Family Channel, such as difficulties in increasing subscribers to the network or in building advertising revenues for Discovery Family Channel. During 2018 we spent $132.0 million for television programming and film projects we are developing and we anticipate that we will spend approximately $65.0 million to $85.0 million in 2019, and anticipate comparable or higher levels in future years.

At December 30, 2018, $236.9 million, or 4.5%, of our total assets, represented our investments in the Discovery Family Channel. If the Discovery Family Channel is not successful our investments may become impaired, which could result in a write-down through net earnings.

The children’s and family entertainment industry and consumer products industry are highly competitive and the barriers to entry are low. If we are unable to compete effectively with existing or new competitors or with our retailers’ private label toy products our revenues, market share and profitability could decline.

The children’s and family entertainment industry and the consumer products industry are, and will continue to be, highly competitive. We compete in the United States and internationally with a wide array of large and small manufacturers, marketers, and sellers of analog toys and games, digital gaming products, digital media, products which combine analog and digital play, and other entertainment and consumer products, as well as with retailers who offer such products under their own private labels. In addition, we compete with other companies who are focused on building their brands across multiple product and consumer categories. Across our business, we face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking ideas which will appeal to consumers and introducing new products that compete with our products for consumer acceptance and purchase. In 2018, for example, our NERF branded products faced significantly increased competition from both newer entrants into the blaster space, as well as private label offerings from major retailers. A number of these competitors sought to gain market share by offering products with less innovation than our products at price points below our products, particularly by offering blasters in the under $20 retail price range.

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

Our success depends on our ongoing ability to successfully evolve our capabilities and business to meet the challenges of a changing retail landscape and to successfully develop new aspects of our business

2018 was a year of significant retail disruption in our industry. Our future success depends on our ability to continue evolving and transforming our business to address a changing global consumer landscape and retail environment, one in which online shopping accounts for an increasing percentage of total sales to consumers, digital first marketing is critical to garner and develop consumer interest, ecommerce focused companies like Amazon.com, Inc. are now among our largest customers, traditional brick and mortar retailers face challenges to their businesses from the disintermediation caused by the expanding prevalence of online shopping, and the presence of specialty toy retailers has been significantly reduced in many of our markets due to bankruptcies, such as that of Toys “R” Us, potentially reducing, at least in the shorter term, physical shelf space available to offer family entertainment properties. These market conditions require that we drive a digital-first orientation throughout our Company, adapt the way we produce and distribute our products to meet the needs of ecommerce retailers, and continue developing alternate retail channels to reach our consumers and recapture shelf space lost by specialty retailers.

In addition to successfully driving our business in a changing retail landscape, our future success depends on developing new areas of our business. A prime example of that is our initiative to drive our MAGIC: THE GATHERING brand through digital gaming and esports. We have invested considerable time and resources in our MAGIC: THE GATHERING Arena online game, which is currently in open beta, and our MAGIC: THE GATHERING esports initiative. Those initiatives require different skills, investments and business strategies than more traditional areas of our business and our ability to successfully and profitably develop and deploy those skills and strategies, and drive those businesses, will be a major factor in achieving future success for our Company.

Changes in foreign currency exchange rates can significantly impact our reported financial performance.

Our global operations mean we produce and buy products, and sell products, in many different jurisdictions with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. As an example, if the dollar appreciates 10% relative to a local currency for an international market in which we had $200 million of net revenues, the dollar value of those sales, as they are translated into U.S. dollars, would decrease by $20 million in our consolidated financial results. As such, we would recognize a $20 million decrease in our net revenues, even if the actual level of sales in the foreign market had not changed. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. During 2018, certain key currencies, such as the Euro, Russian Ruble, and Brazilian Real depreciated significantly against the U.S. dollar. This depreciation had a significant negative impact on our revenues and earnings. Depreciation in key currencies during 2018 and beyond may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.

Global and regional economic downturns that negatively impact the retail and credit markets, or that otherwise damage the financial health of our retail customers and consumers, or other factors negatively impacting retail sales, can harm our business and financial performance.

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

In addition to experiencing potentially lower revenues from our products during times of economic difficulty, in an effort to maintain sales during such times we may need to reduce the price of our products, increase our promotional spending and/or sales allowances, or take other steps to encourage retailer and consumer purchase of our products. Those steps may lower our net revenues or increase our costs, thereby decreasing our operating margins and lowering our profitability. These challenges can be exacerbated if our customers accumulate excess retail inventories over time due to their purchases of our products exceeding sales of those products to ultimate consumers. It can then take us significant time, working with our retailers, to reduce those excess retail inventories, and in the interim our sales of new products can be negatively impacted. Our business in Europe in 2018 was significantly reduced by excess retail inventories that we needed to address during the year.

Our revenues and profitability for 2018 were negatively impacted by the ongoing economic challenges and resulting lower sales of our products in the United Kingdom and in Brazil. The economic downturn in the United Kingdom is partly caused by uncertainly around Brexit. If these markets, or other significant markets, experience economic difficulties in 2019 it can harm our business and financial results.

An increasing portion of our business is expected to come from emerging markets, and growing business in emerging markets presents additional challenges.

We expect an increasing portion of our net revenues to come from emerging markets in the future, including Eastern Europe, Latin America, Africa and Asia. In 2018 revenues in emerging markets constituted approximately 14% of our net revenues, up from only 6% of our net revenues in 2010. Over time, we expect our emerging market net revenues to continue to grow both in absolute terms and as a percentage of our overall business as one of our key business strategies is to increase our presence in emerging and underserved international markets. Operating in an increasing number of markets, each with its own unique consumer preferences and business climates, presents additional challenges that we must meet. In addition to the need to successfully anticipate and serve different global consumer preferences and interests, sales and operations in emerging markets that we have entered, may enter, or may increase our presence in, are subject to other risks associated with international operations, including:

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

We currently have in-licenses to several successful entertainment properties, including MARVEL and STAR WARS, DISNEY PRINCESS and DISNEY FROZEN, BEYBLADE and DREAMWORKS’ TROLLS. These licenses typically have multi-year terms and provide us with the right to market and sell designated classes of products. In recent years our sales of products under the MARVEL, STAR WARS and BEYBLADE licenses have been highly significant to our business. In 2016 we began sales of products based on the DISNEY PRINCESS and DISNEY FROZEN properties, which contributed to our performance. If we fail to meet our contractual commitments and/or any of these licenses were to terminate and not be renewed, or the popularity of any of these licensed properties was to significantly decline, our business would be damaged and we would need to successfully develop and market other products to replace the products previously offered under license.

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

In 2018 we experienced a negative impact to our business from retailers’ continuing efforts to reduce the amount of overall inventory they carry and minimize carry-forward inventory coming out of the holiday season. Additionally, some retailers are increasing their use of automated inventory replenishment programs, which we believe drove a significant reduction in reorders of our products by these retailers in the last weeks of December 2018. These trends negatively impacted our sales in 2018. If retailers continue to increase their use of automated replenishment programs, our inventory levels and sales may fluctuate, particularly in the fourth quarter.

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

We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 30, 2018, Wal-Mart Stores, Inc. and Target Corporation accounted for approximately 20% and 9%, respectively, of our consolidated net revenues and our five largest customers in the aggregate accounted for approximately 38% of our consolidated net revenues. In the U.S. and Canada segment, approximately 60% of the net revenues of the segment were derived from our top three customers. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition.

As an example of this, the bankruptcy filing by Toys“R”Us in the U.S. and Canada in September 2017, and in the United Kingdom in early 2018, and the subsequent liquidations of the Toys “R” Us business in many markets globally during 2018, as well as the inability of Toys“R”Us to pay certain outstanding receivables, significantly reduced our sales and profitability in the fourth quarter of 2017 and throughout 2018. The liquidation of millions of units of retail inventory held by Toys“R”Us into the market at closeout prices had a more substantial negative impact to sales of new products by us in 2018 than we, and industry experts, had initially expected in early 2018.

Customers make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products and reduce the number and variety of our products that it carries and the shelf space allotted for our products. In addition, increased concentration among our customers could also negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, the bankruptcy or other lack of success of one or more of our other significant retail customers could negatively impact our revenues and profitability.

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

Costs associated with designing, developing and producing technologically advanced or sophisticated products tend to be higher than for many of our other more traditional products, such as board games and action figures. The ability to sell enough of these advanced products, at prices high enough to recoup our costs and make a profit, is constrained by heavy competition in consumer electronics and entertainment products and can be further constrained by difficult economic conditions. As a result, we can face increased risk of not achieving sales sufficient to recover our costs and we may lose money on the development and sale of these products. Additionally, designing, developing and producing technologically advanced or sophisticated products requires different competencies and follows different timelines than traditional toys and games. Delays in the design, development or production of these products incorporated into or associated with traditional toys and games could have a significant impact on our ability to successfully offer such products. In addition, the pace of change in product offerings and consumer tastes in the electronics and digital gaming areas is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter than traditional toys and games.

Our substantial sales and manufacturing operations outside the United States subject us to risks associated with international operations.

We operate facilities and sell products in numerous countries outside the United States. For the year ended December 30, 2018, our net revenues from the International segment comprised approximately 40% of our total consolidated net revenues. We expect net revenues from our International segment to continue accounting for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets. Additionally, as we discuss below, we utilize third-party manufacturers primarily located in the Far East to produce most of our products. These international sales and manufacturing operations, including operations in emerging markets, are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

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

To date tariffs have not had a material adverse impact to our overall business, and the only market in which we face significant tariffs currently is in Brazil, where substantial import tariffs have been in place and do negatively impact our ability to price our products competitively while remaining profitable. However, if tariffs were to be imposed on substantial quantities of our products, such as if the United States were to impose tariffs on substantial quantities of our products manufactured in China and imported into the United States, that could have a material negative impact on our business and damage our sales and profitability, and take time to offset.

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

Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary branded-play entertainment products we offer. As we discussed above, weakened economic conditions, lowered employment levels or recessions in any of our major markets may significantly reduce consumer purchases of our products. In 2018 our business was negatively impacted by weaker economic conditions in the United Kingdom and Brazil, two of our significant markets. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.

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

In addition to designing and developing products based on our own brands, we seek to fulfill consumer preferences and interests by producing products based on popular entertainment properties developed by third parties and licensed to us. The success of entertainment properties for which we have a license, such as MARVEL, STAR WARS, SESAME STREET, DISNEY PRINCESS, DISNEY FROZEN, DREAMWORKS’ TROLLS, YOKAI-WATCH or BEYBLADE, and the ability of us to successfully market and sell related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.

The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which in turn would harm our results of operations. At December 30, 2018, we had $72.7 million of prepaid royalties, $38.3 million of which are included in prepaid expenses and other current assets and $34.4 million of which are included in other assets. Under the terms of existing contracts as of December 30, 2018, we may be required to pay additional future minimum guaranteed royalties and other licensing fees totaling approximately $387.8 million. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment-based properties we have no guaranty that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.

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

We have been working over the last several years to reduce our reliance on manufacturing in China, such as by moving production of certain products to facilities in other countries like India, Vietnam and Mexico, as well as by increasing production of our products in other markets, including in the United States. We plan to continue those efforts in future years, but there is no guarantee we will be as successful in these efforts as we plan. Furthermore, many of these newer production facilities, such as in India and Vietnam, raise other risks in that we are working with vendors who have not been manufacturing products like ours for as long as historical vendors in China. That means these new vendors must successfully develop the capability to manufacture our products to the quality and safety standards we require.

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

To remain competitive we must continuously develop new skills and work to increase efficiency and reduce costs, but there is no guarantee we will be successful in this regard.

Our business is extremely competitive, the pace of change in our industry is getting faster and our competitors are always working to be more efficient and profitable. To compete we must continuously improve our processes, increase efficiency and work to reduce our expenses. We intend to achieve this partly by focusing on fewer, more global brand initiatives and through process improvements, including in global product development. However, there is no guarantee we will achieve our cost savings and efficiency enhancing goals and we may realize fewer benefits than are expected from these initiatives.

In 2018, in response to the continuing evolution of the global consumer landscape, shopping behaviors and the retail environment, we took certain actions as part of our ongoing efforts to transform and reimagine our business, to strengthen our connections with audiences and consumers, and enhance our ability to continue bringing meaningful brand experiences to life. These actions, defined earlier in this 10-K as the 2018 restructuring program, included a commercial reorganization as well as adding new capabilities based on our understanding of changing consumer behaviors and how our retailers are going to market, while also changing many of the ways we organize across our brand blueprint. The actions also included headcount reductions aimed at right-sizing our cost-structure. Under the plan, we incurred pre-tax restructuring charges of $17.3 million in the first quarter of 2018, and $72 million in the fourth quarter of 2018 relating to severance and other employee costs. Once these actions are completed, we expect that we will generate approximately $70 million to $80 million in gross annualized cost-reductions by 2020. The Company expects that approximately $65 million of these gross savings will be realized in 2019. In line with the objectives of this program, we plan to reinvest approximately $10 to $15 million in new resources in 2019, generating a net savings of approximately $50 million to $55 million in 2019. However, there is no guarantee that our restructuring actions will deliver the cost-reductions we currently estimate or that our ongoing efforts to evolve our business will be as successful as we plan.

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

Much of our intellectual property has been internally developed and has no carrying value on our consolidated balance sheets. However, as of December 30, 2018, we had $693.8 million of acquired product and licensing rights included in other assets on our consolidated balance sheet. In 2018, based on estimates of future revenue from these rights, we recorded an impairment charge of $31.3 million. Declines in the profitability of the acquired brands or licensed products or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.

We have relied on external financing, including our credit facility, to help fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.

Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we may rely on our commercial paper program, revolving credit facility and our other credit facilities for working capital. However, in 2018, we did not borrow under our commercial paper program or revolving credit facility. We currently have a commercial paper program which, subject to market conditions, and availability under our committed revolving credit facility, allows us to issue up to $1,000 million in aggregate amount of commercial paper outstanding from time to time as a source of working capital funding and liquidity. There is no guarantee that we will be able to issue commercial paper on favorable terms, or at all, at any given point in time.

We also have a revolving credit agreement that expires in 2023, which provides for a $1,100.0 million committed revolving credit facility and a further source of working capital funding and liquidity. This facility also supports borrowings under our commercial paper program. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions as well as our financial, operating and strategic flexibility. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would require supplementary borrowings to enable us to continue to fund our operations.

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

As of December 30, 2018, we had $1,709.9 million of total principal amount of long-term debt outstanding. If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance such debt or face default. There is no guarantee that we would be able to refinance debt on favorable terms, or at all.

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.

As a manufacturer of consumer products, we are subject to significant government regulations, including, in the United States, under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. In addition, advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children under the age of thirteen is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. The collection or personally identifiable information from anyone, including adults, is under increasing regulation in many markets, and in May of 2018 the General Data Protection Regulation became effective in the European Union. While we take all the steps we believe are necessary to comply with these acts and regulations, there can be no assurance that we will be in compliance and failure to comply with these requirements could result in fines, liabilities or sanctions which could have a significant negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

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

Acquisitions and investments have been a component of our growth and the development of our business, and that is likely to continue in the future. Acquisitions can broaden and diversify our brand holdings and product offerings, and allow us to build additional capabilities and competencies around our brand blueprint. In reviewing potential acquisitions or investments, we target brands, assets or companies that we believe offer attractive family entertainment products or offerings, the ability for us to leverage our family entertainment offerings, opportunities to drive our strategic brand blueprint and associated competencies, or other synergies. In June of 2018 we acquired the POWER RANGERS brand from Saban Properties as we believe this brand has the potential to be developed successfully around our brand blueprint. However, there is no guarantee that we will be able to develop POWER RANGERS as successfully as we believe we can. In the case of our joint venture with Discovery, we looked to partner with a company that has shown the ability to establish and operate compelling entertainment channels. Additionally, through our acquisition of Backflip Studios, we looked to strengthen our mobile gaming expertise. We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or to grow our business.

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

We rely extensively on various information technology systems and software applications to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other security breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees or partners. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate them effectively and to select and implement appropriate upgrades or new technologies and systems and adequate disaster recovery systems successfully. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.

If our electronic data is compromised our business could be significantly harmed.

We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.

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

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. We have complied with the Tax Act and all regulations that have been promulgated. Our effective tax rate could be impacted by changes in, or the continuing interpretation of the Tax Act.

In addition, we may be subject to tax examinations by federal, state, and international jurisdictions, and these examinations can result in significant tax findings if the tax authorities interpret the application of laws and rules differently than we do or disagree with the intercompany rates we are applying. We assess the likelihood of outcomes resulting from tax uncertainties. At December 30, 2018 we have a liability for uncertain tax benefits of $50.3 million. While we believe our estimates are reasonable, the ultimate outcome of these uncertain tax benefits, or results of possible current or future tax examinations, may differ from our estimates and may have a significant adverse impact on our business and operating results.

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net earnings.

Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. At December 30, 2018, $485.9 million, or 9.2%, of our total assets represented goodwill. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. During the fourth quarter of 2018, the Company took a number of actions to react to a rapidly changing mobile gaming industry that resulted changes to the long-term projections for the Backflip business which led the Company to conclude the goodwill associated with the Backflip reporting unit was impaired. The Company recorded an impairment charge of $86.3 million for the year ended December 30, 2018.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by corporate functions as well as the Global Operations and Entertainment and Licensing segments. The Company also owns an adjacent building consisting of approximately 23,000 square feet and leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet, both of which are used by corporate functions. The Company leases a facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by the U.S. and Canada segment, as well as the Entertainment and Licensing and Global Operations segments. In addition to the above facilities, the Company also leases office space consisting of approximately 126,000 square feet in Renton, Washington as well as warehouse space aggregating approximately 3,378,000 square feet in Georgia, California, Illinois and Quebec that are also used by the U.S. and Canada segment. The Company leases approximately 80,000 square feet in Burbank, California, 24,500 square feet in Boulder Colorado and 27,400 square feet in Dublin, Ireland that are used by the Entertainment and Licensing segment. The Global Operations segment also leases an aggregate of 114,000 square feet of office and warehouse space in Hong Kong as well as 86,000 square feet of office space leased in the People’s Republic of China.

Outside of the properties listed above, the Company leases or owns property in over 30 countries. The primary locations for facilities in the International segment are in Australia, Brazil, France, Germany, Hong Kong, Mexico, Russia, Spain, the People’s Republic of China, and the United Kingdom, all of which are comprised of both office and warehouse space. In addition, the Company also leases offices in Switzerland and the Netherlands which are primarily used in corporate functions.

The above properties consist, in general, of brick, cinder block or concrete block buildings which the Company believes are in good condition and well maintained.

The Company believes that its facilities are adequate for its needs at this time, although as part of its ongoing business it does periodically assess if alternate facilities to one or more of the facilities mentioned above would provide business advantages. The Company believes that, should it not be able to renew any of the leases related to its leased facilities, it could secure similar substitute properties without a material adverse impact on its operations.

Item 3.	Legal Proceedings.

On or about September 28, 2018, a putative securities class action complaint was filed against the Company and certain of our officers and/or directors (the “Defendants”) in the U.S. District Court for the District of Rhode Island, on behalf of all purchasers of Hasbro common stock between April 24, 2017 and October 23, 2017, inclusive. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, alleging that Defendants purportedly made materially false and misleading statements in connection with the financial condition of Toys“R”Us, Inc. and its impact on the Company, as well as the financial impact on the Company’s business of economic conditions in the United Kingdom and Brazil. Defendants deny liability and intend to vigorously defend the action.

The Company is currently party to certain other legal proceedings, none of which we believe to be material to our business or financial condition.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on The NASDAQ Global Select Market under the symbol “HAS”.

Issuer Repurchases of Common Stock

Repurchases made in the fourth quarter (in whole numbers of shares and dollars)

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 2018 10/1/18 — 10/28/18	208,053	$101.05	208,053	$464,635,143
November 2018 10/29/18 — 12/02/18	221,601	$96.43	221,601	$443,265,856
December 2018 12/03/18 — 12/30/18	176,770	$86.55	176,770	$427,965,874
Total	606,424	$95.16	606,424	$427,965,874

In May 2018, the Company announced that its Board of Directors authorized the repurchase of up to $500 million in Common Stock. Purchases of the Company’s Common Stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock. The Company may suspend or discontinue the program at any time and there is no expiration date.

Item 6.	Selected Financial Data.

(Thousands of dollars and shares except per share data)

	Fiscal Year
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Net revenues	$4,579,646	5,209,782	5,019,822	4,447,509	4,277,207
Operating Profit	$331,052	810,359	788,048	691,933	635,375
Net earnings	$220,434	396,607	533,151	446,872	413,310
Net loss attributable to noncontrolling interests	$—	—	(18,229)	(4,966)	(2,620)
Net earnings attributable to Hasbro, Inc.	$220,434	396,607	551,380	451,838	415,930
Per Common Share Data:
Net Earnings Attributable to Hasbro, Inc.
Basic	$1.75	3.17	4.40	3.61	3.24
Diluted	$1.74	3.12	4.34	3.57	3.20
Cash dividends declared	$2.52	2.28	2.04	1.84	1.72
Consolidated Balance Sheets Data:
Total assets	$5,262,988	5,289,983	5,091,366	4,720,717	4,518,100
Total long-term debt(1)	$1,709,895	1,709,895	1,559,895	1,559,895	1,559,895
Weighted Average Number of Common Shares:
Basic	126,132	125,039	125,292	125,006	128,411
Diluted	126,890	127,031	126,966	126,688	129,886

(1)	Represents principal balance of long-term debt. Excludes related deferred debt expenses.

See “Risk Factors” contained in Part I, Item 1A of this Form 10-K for a discussion of risks and uncertainties that may affect future results. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of this Form 10-K for a discussion of factors affecting the comparability of information contained in this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the audited consolidated financial statements of the Company included in Part II, Item 8 of this Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company’s expectations and beliefs. See “Statement Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors ” for a discussion of other uncertainties, risks and assumptions associated with these statements.

Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

EXECUTIVE SUMMARY

Hasbro, Inc. (“Hasbro” or the “Company”) is a global play and entertainment company dedicated to Creating the World’s Best Play Experiences. The Company strives to do this through deep consumer engagement, the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its beloved owned and controlled brands, including Franchise Brands BABY ALIVE, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, Emerging Brands POWER RANGERS and LITTLEST PET SHOP, as well as the brands of our partners included in our Partner Brands portfolio. From toys and games, to television, motion pictures, digital gaming and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company’s entertainment labels, Allspark Pictures and Allspark Animation, create entertainment-driven brand storytelling across mediums, including television, film, digital and more.

Each of these principles is executed globally in alignment with Hasbro’s strategic plan, its brand blueprint. At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through product innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, the Company continues to transform and reimagine its business strategy. This transformation includes changing many of the ways Hasbro organizes across its brand blueprint, re-shaping the Company to become a better equipped and adaptive, digitally-driven organization, including investing in the development of an omni-channel retail presence. In 2018, the Company has also focused on adding new capabilities through the on-boarding of new skill sets and talent to lead in today’s converged retail environment based on Hasbro’s understanding of the consumer and how its retailers are going to market.

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

The impact of changes in foreign currency exchange rates used to translate the consolidated statements of operations is quantified by translating the current period revenues at the prior period exchange rates and comparing this amount to the prior period reported revenues. The Company believes that the presentation of the impact of changes in exchange rates, which are beyond the Company’s control, is helpful to an investor’s understanding of the performance of the underlying business. The Company has also included in this report, the impact of intangible asset and goodwill impairments, organizational restructuring charges, the Toys“R”Us bankruptcy and U.S. tax reform, passed in December 2017, on 2018 and 2017 net earnings, as well as earnings per share.

2018 highlights

•	Net revenues of $4,579.6 million decreased 12% from $5,209.8 million in 2017. The decline in net revenues includes an unfavorable foreign currency translation of $43.0 million.

•

U.S. and Canada segment net revenues declined 10%; International segment net revenues declined 17%, including an unfavorable foreign currency translation impact of $41.7 million; Entertainment and Licensing segment net revenues increased 5%.

•	Franchise Brands net revenues declined 9%, Partner Brands net revenues declined 22%, Hasbro Gaming net revenues declined 12% and Emerging Brands net revenues increased 1%.

•	Operating profit was $331.1 million, or 7.2% of net revenues in 2018 compared to operating profit of $810.4 million, or 15.6% of net revenues in 2017.

•

2018 operating profit was negatively impacted by: non-cash goodwill and intangible asset impairment charges of $117.6 million related to goodwill from the Company’s acquisition of Backflip Studios and other intangible assets; severance costs of $89.3 million associated with previously announced organizational restructuring; and $60.4 million of costs related to the Toys“R”Us bankruptcy recorded during the year.

•	2017 operating profit was negatively impacted by the Toys“R”Us bankruptcy in the U.S. and Canada as a result of incremental bad debt expense recorded during the third quarter of 2017.

•	Impact from U.S. tax reform resulted in a net charge of $40.7 million in 2018 due to the remeasurement of liabilities based on additional guidance and regulations issued in 2018.

•	Net earnings attributable to Hasbro, Inc. declined in 2018 to $220.4 million, or $1.74 per diluted share, compared to $396.6 million, or $3.12 per diluted share in 2017.

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

•	Franchise Brands net revenues grew 13%; Hasbro Gaming net revenues grew 10%; Emerging Brands net revenues declined 15%; and Partner Brands revenues declined 10%.

•	2017 operating profit increased 3% from $788.0 million in 2016 to $810.4 million in 2017.

•	2017 operating profit was negatively impacted by the Toys“R”Us bankruptcy in the U.S. and Canada as a result of incremental bad debt expense recorded during the third quarter of 2017.

•	2016 operating profit was negatively impacted by a non-cash goodwill impairment charge of $32.9 million related to the Company’s investment in Backflip.

•	U.S. tax reform, passed in December 2017, resulted in a net charge of $296.5 million including a one-time repatriation tax payable over eight years.

•	Net earnings attributable to Hasbro, Inc. declined in 2017 to $396.6 million, or $3.12 per diluted share, compared to $551.4 million, or $4.34 per diluted share in 2016.

Share Repurchases and Dividends

The Company is committed to returning excess cash to its shareholders through dividends and share repurchases. The Company seeks to return cash to its shareholders through the payment of quarterly dividends. Hasbro increased the quarterly dividend rate from $0.63 per share in 2018 to $0.68 per share in 2019, with this increase first being effective for the dividend payable in May 2019. This was the fifteenth dividend increase in the previous 16 years. During that period, the Company has increased the quarterly cash dividend from $0.03 to $0.68 per share. In addition to the dividend, the Company returns cash to shareholders through its share repurchase program. As part of this initiative, from 2005 to 2018, the Company’s Board of Directors adopted nine successive share repurchase authorizations with a cumulative authorized repurchase amount of $4,325.0 million. The ninth authorization was approved in May 2018 for $500 million. During 2018, Hasbro repurchased approximately 2.7 million shares at a total cost of $250.1 million and an average price of $94.15 per share. Since 2005, Hasbro has repurchased 107.9 million shares at a total cost of $3,899.8 million and an average price of $36.11 per share. At December 30, 2018, Hasbro had $428.0 million remaining available under these share repurchase authorizations.

Summary

The following table provides a summary of the Company’s condensed consolidated results as a percentage of net revenues for 2018, 2017 and 2016.

	2018	2017	2016
Net Revenues	100.0%	100.0%	100.0%
Operating profit	7.2	15.6	15.7
Earnings before income taxes	5.9	15.1	13.8
Net earnings	4.8	7.6	10.6
Net earnings attributable to Hasbro, Inc.	4.8%	7.6%	11.0%

Results of Operations — Consolidated

The fiscal years ended December 30, 2018 and December 25, 2016 were each fifty-two week periods while the year ended December 31, 2017 was a fifty-three week period.

Net earnings attributable to Hasbro, Inc. decreased to $220.4 million for the fiscal year ended December 30, 2018 compared to $396.6 million for the fiscal year ended December 31, 2017, and were $551.4 million for the fiscal year ended December 25, 2016.

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

Diluted earnings per share attributable to Hasbro, Inc. were $1.74 in 2018, $3.12 in 2017 and $4.34 in 2016.

Net earnings and diluted earnings per share attributable to Hasbro, Inc. for each fiscal year in the three years ended December 30, 2018 include certain charges and benefits as described below.

2018

•

A net charge of $96.9 million or $0.76 per diluted share associated with a fourth quarter 2018 non-cash goodwill impairment charge related to the Company’s Backflip Studios goodwill and impairment of certain other definite-lived intangible assets.

•

A net charge of $77.9 million or $0.61 per diluted share of severance costs associated with a previously announced organizational restructuring. In the first quarter of 2018, the Company incurred a net charge of $15.7 million of severance charges, and in the fourth quarter of 2018, the Company recorded an additional net charge of $62.2 million of severance charges related to actions associated with its 2018 restructuring program.

•

A net charge of $52.8 million or $0.42 per diluted share related to the Toys“R”Us bankruptcy and liquidation of its U.S. and other operations around the globe. The Company recognized incremental bad debt expense on outstanding Toys“R”Us receivables, royalty expense, inventory obsolescence as well as other related costs. In the fourth quarter of 2018, based on its final settlement with Toys“R”Us, the Company made adjustments to charges previously recorded during 2018.

•

A net charge of $40.7 million or $0.32 per diluted share related to U.S. tax reform. In 2018 the Company made adjustments to provisional U.S. Tax Reform amounts recorded in the fourth quarter of 2017, based on additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service during 2018.

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

•	Benefit, net of tax, of $32.1 million or $0.25 per diluted share from the adoption of FASB Accounting Standards Update 2016-09, Improvements to Employee Share-Based Accounting.

2016

•	Net charge of $14.7 million, or $0.12 per diluted share, due to a $32.9 million non-cash goodwill impairment charge on the Company’s Backflip investment.

Consolidated net revenues for the year ended December 30, 2018 declined 12% to $4,579.6 million from $5,209.8 million for the year ended December 31, 2017. Net revenues in 2018 include an unfavorable foreign currency translation of $43.0 million, which is the result of weakening currencies primarily in our International segment in 2018 compared to 2017. In 2018, net revenues from Franchise Brands declined 9% compared to 2017 and comprised 53% of consolidated net revenues. Growth in Franchise Brands MONOPOLY and MAGIC: THE GATHERING was more than offset by declines from NERF, MY LITTLE PONY, TRANSFORMERS, PLAY-DOH and, to a lesser extent, BABY ALIVE.

Consolidated net revenues for the year ended December 31, 2017 grew 4% to $5,209.8 million from $5,019.8 million for the year ended December 25, 2016 and included a favorable foreign currency translation of $79.2 million, which was the result of stronger currencies across our International segment in 2017 compared to 2016. Absent the impact of foreign currency translation, consolidated net revenues grew 2% in 2017 compared to 2016. In 2017, net revenues from Franchise Brands grew 13% compared to 2016 and comprised 47% of consolidated net revenues. Growth in Franchise Brands TRANSFORMERS, NERF, MONOPOLY, BABY ALIVE and MY LITTLE PONY was partially offset by declines in PLAY-DOH and, to a lesser extent, MAGIC: THE GATHERING.

The following chart presents net revenues by brand portfolio for each year in the three years ended December 30, 2018.

	2018 Net Revenues	% Change	2017 Net Revenues	% Change	2016 Net Revenues	% Change
Franchise Brands	$2,445.9	-9.1%	$2,690.4	13.3%	$2,375.3	5.4%
Partner Brands	987.3	-22.4%	1,271.6	-10.0%	1,412.8	28.3%
Hasbro Gaming	787.7	-11.8%	893.0	9.8%	813.4	22.8%
Emerging Brands	358.8	1.1%	354.8	-15.2%	418.4	-2.7%

2018 versus 2017

Franchise Brands, Partner Brands and Hasbro Gaming net revenues declined in 2018 compared to 2017, while net revenues from the Emerging Brands portfolio grew slightly.

Franchise Brands The Franchise Brands portfolio declined 9% in 2018 compared to 2017. Higher net revenues from MONOPOLY and MAGIC: THE GATHERING products were more than offset by net revenue declines from NERF products, which were impacted by the loss of sales related to the bankruptcy and subsequent liquidation of Toys“R”Us. Also contributing to Franchise Brands net revenue declines in 2018 were MY LITTLE PONY products, supported in 2017 by the theatrical release of MY LITTLE PONY: THE MOVIE, TRANSFORMERS products, also supported in 2017 by the major theatrical release of TRANSFORMERS: THE LAST KNIGHT, and to a lesser extent, BABY ALIVE products.

Partner Brands The Partner Brands portfolio declined 22% in 2018 compared to 2017. Lower net revenues from STAR WARS, DISNEY PRINCESS and DREAMWORKS’ TROLLS products, as well as net revenue declines from DISNEY FROZEN and DISNEY’S DECENDANTS products were partially offset by net revenue increases from BEYBLADE and MARVEL products in addition to contributions from new brands TOP WING and SUPER MONSTERS products in 2018.

Within the Partner Brands portfolio, there are a number of entertainment-based brands which, from year to year, may be supported by major theatrical releases. As such, category net revenues by brand fluctuate from year-to-year depending on movie popularity, release dates and related product line offerings and success. In 2018, STAR WARS products were supported by the second quarter 2018 major theatrical release SOLO: A STAR WARS STORY. Historically these entertainment-based brands experience revenue growth during film years with sharp declines in subsequent years.

Hasbro Gaming The Hasbro Gaming portfolio declined 12% in 2018 compared to 2017. Lower net revenues from PIE FACE and SPEAK OUT and certain other Hasbro Gaming products were partially offset by net revenue increases from DUNGEONS and DRAGONS, DON’T STEP IN IT, CONNECT 4 and JENGA products.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above, and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $1,443.2 million in 2018, down 4%, versus $1,497.8 million in 2017.

Emerging Brands The Emerging Brands portfolio grew 1% in 2018 compared to 2017. Net revenue contributions from the introduction of Hasbro’s new collectable product lines of LOST KITTIES and YELLIES products, as well as contributions from POWER RANGERS licensing revenues, were partially offset by net revenue declines from FURREAL FRIENDS, FURBY and the Company’s core PLAYSKOOL products.

2017 versus 2016

Net revenue growth in Franchise Brands, Hasbro Gaming and Emerging Brands in 2017 compared to 2016, was partially offset by lower net revenues from the Partner Brands portfolio.

Franchise Brands The Franchise Brands portfolio grew 13% in 2017 compared to 2016. Contributing to growth were higher net revenues from TRANSFORMERS products, supported by the major theatrical release of TRANSFORMERS: THE LAST KNIGHT during the second quarter of 2017, in addition to higher net revenues from NERF, BABY ALIVE and MONOPOLY products. To a lesser extent, MY LITTLE PONY products, also supported by the fourth quarter 2017 theatrical release of MY LITTLE PONY: THE MOVIE, contributed to growth during 2017. These increases were partially offset by lower net revenues from PLAY-DOH and MAGIC: THE GATHERING products in 2017.

Partner Brands The Partner Brands portfolio declined 10% in 2017 compared to 2016. Higher net revenues from the introduction of BEYBLADE, and to a lesser extent, MARVEL and SESAME STREET products were more than offset by lower net revenues from STAR WARS and YO-KAI WATCH products in addition to lower net revenues from Hasbro’s line of DISNEY FROZEN products in 2017 compared to 2016.

Within the Partner Brands portfolio, there are a number of entertainment-based brands which, from year to year, may be supported by major theatrical releases. As such, category net revenues by brand fluctuate from year-to-year depending on movie popularity, release dates and related product line offerings and success. In 2017, STAR WARS products were supported by the fourth quarter 2017 major theatrical release STAR WARS: THE LAST JEDI despite lower overall brand revenues in 2017. Historically these entertainment-based brands experience revenue growth during film years with sharp declines thereafter however with yearly film releases during 2015, 2016 and 2017, STAR WARS product revenues are not experiencing these highs and lows recently and have maintained a more consistent level as compared to past years without theatrical release support.

Hasbro Gaming The Hasbro Gaming portfolio grew 10% in 2017 compared to 2016. Higher net revenues resulted from new social gaming products such as, SPEAK OUT, TOILET TROUBLE and FANTASTIC GYMNASTICS and other Hasbro Gaming products such as DUNGEONS and DRAGONS as well as the successful launch of DROPMIX, an electronic music mixing game. These increases were partially offset by lower net revenues from PIE FACE products.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $1,497.8 million in 2017, up 8%, versus $1,387.1 million in 2016.

Emerging Brands The Emerging Brands portfolio declined 15% in 2017 compared to 2016. Higher net revenues from FURREAL FRIENDS products drove growth, which were more than offset by lower net revenues from FURBY and LITTLEST PET SHOP products and the Company’s core PLAYSKOOL products.

SEGMENT RESULTS

Most of the Company’s net revenues and operating profits are derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment and Licensing segment, which are discussed in detail below.

Net Revenues

The chart below illustrates net revenues derived from our principal operating segments in 2018, 2017 and 2016.

	2018 Net Revenues	% Change	2017 Net Revenues	% Change	2016 Net Revenues	% Change
U.S. and Canada	$2,433.4	-9.6%	$2,690.5	5.1%	$2,559.9	15.0%
International	1,847.6	-17.3%	2,233.6	1.8%	2,194.7	11.3%
Entertainment & Licensing	298.5	4.5%	285.6	7.7%	265.2	8.4%

U.S. and Canada

2018 versus 2017

U.S. and Canada segment net revenues declined 10% in 2018 compared to 2017. Revenues in the U.S. and Canada segment were not materially impacted by foreign currency translation. Segment net revenues declined in all product categories including Franchise Brands, Partner Brands and Hasbro Gaming, and to a lesser extent, net revenues declined in the Emerging Brands portfolio.

In the Franchise Brands portfolio, higher net revenues from MAGIC: THE GATHERING and MONOPOLY products were more than offset by lower net revenues from NERF, MY LITTLE PONY, BABY ALIVE and TRANSFORMERS products. In the Partner Brands portfolio, contributing to net revenue declines in 2018 were STAR WARS, DISNEY PRINCESS and DREAMWORKS’ TROLLS products, as well as lower net revenues from DISNEY’S DESCENDANTS products and the Company’s DISNEY FROZEN products. These declines were partially offset by net revenue increases from BEYBLADE and MARVEL products in addition to net revenue contributions from the introduction of the Company’s TOP WING and SUPER MONSTERS products during 2018. In the Hasbro Gaming portfolio, higher net revenues from DUNGEONS & DRAGONS, CONNECT 4 and DON’T STEP IN IT products were more than offset by lower net revenues from PIE FACE, SPEAK OUT and TOILET TROUBLE products, as well as certain other games brands. In the Emerging Brands portfolio, net revenue increases from the introduction of the Company’s line of LOST KITTIES, YELLIES and certain other Emerging Brands products were more than offset by lower net revenues from FURREAL FRIENDS, LITTLEST PET SHOP and core PLAYSKOOL products.

2017 versus 2016

U.S. and Canada segment net revenues grew 5% in 2017 compared to 2016. Revenues in the U.S. and Canada segment were not materially impacted by foreign currency translation. Segment net revenues increased in 2017 from growth in Franchise Brands, Hasbro Gaming and the Emerging Brands portfolios, partially offset by declines in Partner Brands.

In the Franchise Brands portfolio, higher net revenues from NERF, TRANSFORMERS, BABY ALIVE and MONOPOLY products were partially offset by lower net revenues from PLAY-DOH and MAGIC: THE GATHERING products. In the Partner Brands portfolio, higher net revenues from the BEYBLADE and MARVEL products and, to a lesser extent, revenue increases from DISNEY’S DESCENDANTS and DREAMWORKS’ TROLLS products were more than offset by declines in revenues from STAR WARS and YOKAI WATCH products as well as the Company’s DISNEY PRINCESS and DISNEY FROZEN fashion and small dolls. In the Hasbro Gaming portfolio higher net revenues from DUNGEONS & DRAGONS products and new social gaming products including SPEAK OUT, FANTASTIC GYMNASTICS and TOILET TROUBLE drove a revenue increase in 2017. These increases were only partially offset by lower net revenues from PIE FACE products as well as certain other games brands. In the Emerging Brands portfolio, higher net revenues from FURREAL FRIENDS products were partially offset by lower net revenues from FURBY, LITTLEST PET SHOP and core PLAYSKOOL products.

International

To calculate the year-over-year percentage change in net revenues absent the impact of foreign currency translation, net revenues were recalculated using those foreign currency translation rates in place for the prior year comparable period.

2018 versus 2017

International segment net revenues decreased approximately 17% in 2018 compared to 2017 which includes an unfavorable foreign currency translation of $41.7 million (Latin America — $31.2 million, Europe — $9.0 million, Asia Pacific — $1.5 million). On a regional basis, net revenues from Europe declined 24%, Latin America declined 6% while net revenues from the Company’s Asia Pacific region declined 5% in 2018 from 2017. Net Revenues in emerging markets decreased 12% during 2018. Unfavorable foreign currency translation reflects the strengthening of the U.S. dollar compared to certain foreign currencies, primarily currencies throughout Latin America and the Euro. Absent the impact of foreign currency translation, International segment net revenues decreased 15% in 2018 compared to 2017.

Lower net revenues from the Franchise Brands, Partner Brands and Hasbro Gaming portfolios were partially offset by higher net revenues from the Emerging Brands portfolio.

In the Franchise Brands portfolio, the primary drivers of the net revenue declines include lower sales of MY LITTLE PONY, TRANSFORMERS, NERF and PLAY-DOH products. These net revenue declines were partially offset by net revenue increases from MONOPOLY products. In the Partner Brands portfolio, lower net revenues from STAR WARS and DREAMWORKS’ TROLLS products, as well as net revenue declines from the Company’s line of DISNEY PRINCESS and DISNEY FROZEN fashion and small dolls, were partially offset by net revenue increases from BEYBLADE and to a lesser extent, MARVEL products. In the Hasbro Gaming portfolio, the International segment saw lower net revenues from the majority of Hasbro Gaming products including social gaming products PIE FACE, SPEAK-OUT and TOILET TROUBLE as well as lower net revenues from certain other traditional games brands, including LIFE, OPERATION and BOP-IT products. In the Emerging Brands portfolio, net revenue increases from the introduction of LOST KITTIES, LOCK STARS and YELLIES products during 2018, as well as net revenue increases from LITTLEST PET SHOP products, were partially offset by lower net revenues from FURREAL FRIENDS, FURBY and core PLAYSKOOL products.

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

In the Franchise Brands portfolio, net revenues from growth in TRANSFORMERS, NERF, MONOPOLY, MAGIC: THE GATHERING, MY LITTLE PONY and BABY ALIVE products, were partially offset by lower net revenues from PLAY-DOH products. In the Partner Brands portfolio higher net revenues from a new line of BEYBLADE products as well as DISNEY PRINCESS products were more than offset by declines in STAR WARS, YO-KAI WATCH, MARVEL, DISNEY FROZEN and DREAMWORKS’ TROLLS products. In the Hasbro Gaming portfolio, higher net revenues from social gaming products including PIE FACE, SPEAK-OUT, FANTASTIC GYMNASTICS and TOILET TROUBLE as well as higher net revenues from certain other traditional games brands, including LIFE, OPERATION and CLUE products contributed to revenue growth. In the Emerging Brands portfolio, lower net revenues from FURBY and PLAYSKOOL products were partially offset by higher net revenues from LITTLEST PET SHOP products, and the introduction of HANAZUKI products.

Entertainment and Licensing

2018 versus 2017

Entertainment and Licensing segment net revenues increased 5% in 2018 compared to 2017. Increased television programming and movie revenues, primarily recognized for content delivered under a multi-year digital streaming deal entered in the third quarter of 2018, as well as higher full-year revenues due to the adoption of ASC 606 as discussed in note 2 to our consolidated financial statements which are included in Part II, Item 8 of this Form 10-K, drove the increase in 2018. Partially offsetting these increases were lower digital and consumer product licensing revenues in 2018 compared to 2017.

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

Operating Profit

The table below illustrates operating profit and operating profit margins derived from our principal operating segments in 2018, 2017 and 2016. For a reconciliation of segment operating profit to total Company operating profit, see note 21 to our consolidated financial statements which are included in Part II, Item 8 of this Form 10-K.

	2018	% Net Revenues	% Change	2017	% Net Revenues	% Change	2016	% Net Revenues
U.S. and Canada	$382.0	15.7%	-25%	$509.9	19.0%	-2%	$522.3	20.4%
International	39.5	2.1%	-83%	228.7	10.2%	-22%	294.5	13.4%
Entertainment & Licensing	17.3	5.8%	-82%	96.4	33.8%	93%	49.9	18.8%

U.S. and Canada

2018 versus 2017

U.S. and Canada segment operating profit decreased 25% in 2018 compared to 2017. The decline in operating profit includes pre-tax charges of $45.8 million in 2018 related to the bankruptcy filing and subsequent liquidation of Toys“R”Us. Segment operating profit was negatively impacted by the loss of Toys“R”Us sales throughout the year as well as a higher mix of retail close-out sales in 2018. Operating profit margin decreased to 15.7% of net revenues in 2018 from 19.0% of net revenues in 2017. The operating profit margin decline was the result of the negative margin impact of the Toys“R”Us bad debt expense in 2018, lower sales and unfavorable product mix as well as higher freight costs in the U.S., partially offset by lower royalty expenses due to lower revenues from Partner Brands products in 2018, as well as lower product development and advertising costs in 2018.

2017 versus 2016

U.S. and Canada segment operating profit decreased 2% in 2017 compared to 2016. The decline in operating profit is primarily due to increased advertising and administrative expenses as well higher incremental bad debt expense of $18.0 million related to the bankruptcy filing of Toys“R”Us in the U.S. and Canada in the third quarter of 2017. Operating profit margin decreased to 19.0% of net revenues in 2017 from 20.4% of net revenues in 2016 as a result of increases in expenses including advertising and product development as a percentage of net revenues, as well as the negative margin impact of the Toys“R”Us bad debt expense in 2017. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2017.

International

2018 versus 2017

International segment operating profit decreased to $39.5 million in 2018 compared to $228.7 million in 2017 and included pre-tax charges of $7.6 million related to the 2018 Toys“R”Us liquidation. In addition, International operating profit included an unfavorable impact from foreign exchange of $10.9 million. Operating profit margin decreased to 2.1% in 2018 from 10.2% in 2017. The decrease in operating profit and operating profit margin, as reported, is primarily due to increased expenses and lost sales related to the Toys“R”Us liquidation in many European and Asia Pacific markets. The remaining decline was driven by increased obsolescence charges related to efforts to clear excess inventory in a challenging retail environment in Europe, partially offset by lower royalty expenses as the result of lower sales of Partner brand products and lower advertising costs in 2018.

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

Entertainment and Licensing

2018 versus 2017

Entertainment and Licensing segment operating profit declined to $17.3 million in 2018 compared to $96.4 million in 2017. Operating profit margin decreased to 5.8% of net revenues in 2018 compared to 33.8% in 2017. The overall decrease in operating profit and operating profit margin in the segment was primarily due to an $86.3 million goodwill impairment charge recorded in the fourth quarter related to Backflip Studios. In addition, contributing to the decrease in 2018 were higher programming amortization costs primarily related to MY LITTLE PONY: THE MOVIE, partially offset by lower royalty expenses and lower advertising costs in 2018.

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

Other Segments and Corporate and Eliminations

In the Global Operations segment, the operating loss was $8.4 million in 2018 compared to operating profit of $4.0 million in 2017 and $19.4 million in 2016 primarily relating to lower sourcing volumes.

In Corporate and eliminations, operating costs were $99.3 million in 2018 compared to operating costs of $28.7 million in 2017 and $98.1 million in 2016. Operating costs in 2018 include impairment charges of $31.3 million, severance charges of $89.3 million and Toys“R”Us related costs of $7.0 million.

OPERATING COSTS AND EXPENSES

The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the fiscal years ended December 30, 2018, December 31, 2017 and December 25, 2016:

	2018	2017	2016
Cost of sales	40.4%	39.0%	38.0%
Royalties	7.7	7.8	8.2
Product development	5.4	5.2	5.3
Advertising	9.6	9.6	9.3
Amortization of intangibles	0.6	0.6	0.7
Program production cost amortization	1.0	0.7	0.7
Selling, distribution and administration	28.1	21.6	22.1

Operating expenses for 2018, 2017 and 2016 include benefits and expenses related to the following events:

•

During 2018, the Company recognized charges of $60.4 million consisting of incremental bad debt expense on outstanding Toys“R”Us receivables, royalty expense, inventory obsolescence as well as other costs related to the Toys“R”Us bankruptcy.

•

During 2018, the Company incurred $89.3 million of severance charges, related to the 2018 restructuring program. These charges were recorded within SD&A expenses and included in Corporate and Eliminations.

•	During 2018, the Company recorded $117.6 million in goodwill impairment and other intangible asset impairment charges, all within administrative expenses within the Corporate and Eliminations segment.

•

During 2017 the Company recorded incremental bad debt expenses of $18.0 million within selling, distribution and administration expenses (SD&A), related to the bankruptcy filings by Toys“R”Us in the U.S. and Canada.

•	During 2016, the Company recorded a goodwill impairment charge of $32.9 million within SD&A expenses.

Cost of Sales

Cost of sales primarily consists of purchased materials, labor, manufacturing overhead and other inventory-related costs such as obsolescence. Cost of sales decreased 9% to $1,850.7 million, or 40.4% of net revenues, for the year ended December 30, 2018 compared to $2,033.7 million, or 39.0% of net revenues, for the year ended December 31, 2017. Cost of sales in 2018 included obsolescence charges related to Toys“R”Us of $3.2 million. Cost of sales decreased in dollars primarily due to lower sales volumes compared to 2017. Increased cost of sales as a percent of net revenues reflects the mix of products sold, higher sales allowances and obsolescence charges as well as higher levels of closeout sales in 2018.

In 2017, cost of sales increased 7% to $2,033.7 million, or 39.0% of net revenues, for the year ended December 31, 2017 compared to $1,905.5 million, or 38.0% of net revenues, for the year ended December 25, 2016. Increased cost of sales in dollars was primarily driven by higher net revenues. Increased cost of sales as a percent of net revenues reflects higher sales allowances and higher levels of closeout sales in 2017 combined with increased tooling costs and less favorable foreign currency hedging results as a result of a weaker U.S. dollar.

Royalty Expense

Royalty expense of $351.7 million, or 7.7% or net revenues, in 2018 compared to $405.5 million, or 7.8% of net revenues, in 2017 and $409.5 million, or 8.2% of net revenues, in 2016. Fluctuations in royalty expense generally relate to the volume of entertainment-driven products sold in a given period, especially if the Company is selling product tied to one or more major motion picture releases in the period. Product lines related to Hasbro-owned or controlled brands supported by entertainment generally do not incur the same level of royalty expense as licensed properties, particularly DISNEY, DREAMWORKS, STAR WARS, MARVEL and BEYBLADE products and certain other licensed properties which carry higher royalty rates than other licensed properties. Lower royalty expense in dollars and as a percentage of net revenues in 2018 compared to 2017, reflects the mix of entertainment-driven product sold. In particular, lower royalty expense in 2018 compared to 2017 reflects the lower net sales of STAR WARS and DREAMWORKS’ TROLLS products as well as lower net sales of DISNEY PRINCESS and DISNEY FROZEN products partially offset by higher net sales of BEYBLADE and MARVEL products. These decreases were partially offset by accelerated royalty changes incurred as a result of the loss of Toys“R”Us product sales in 2018. Lower royalty expense in dollars and as a percentage of net revenues in 2017 compared to 2016, reflects the mix of entertainment-driven product sold. In particular, lower royalty expense in 2017 compared to 2016 reflects the lower net sales of STAR WARS, YO-KAI WATCH and DREAMWORKS’ TROLLS products as well as lower net sales of DISNEY FROZEN and DISNEY PRINCESS products partially offset by higher net sales of BEYBLADE and MARVEL products.

Product Development

Product development expense in 2018 totaled $246.2 million, or 5.4% of net revenues, compared to $269.0 million, or 5.2% of net revenues, in 2017. Product development expenditures reflect the Company’s investment in innovation and anticipated growth across our brand portfolio in both Franchise and Partner Brands. The decline in dollars was partially the result of the capitalization of certain costs of the digital version of MAGIC: THE GATHERING in 2018 as it progressed further through the developmental cycle and has been launched in open beta format, as compared to costs that were expensed in 2017, when the game was in its earlier stages of development. The remaining decline was due to reduced spending resulting from the lower revenue base in 2018. As a percentage of net revenues, product development was consistent with 2017.

Product development expense in 2017 totaled $269.0 million, or 5.2% of net revenues, compared to $266.4 million, or 5.3% of net revenues, in 2016. 2017 product development expenditures were significant but consistent with 2016. As a percentage of net revenues, product development was also consistent with 2016.

Advertising Expense

Advertising expense in 2018 totaled $439.9 million compared to $501.8 million in 2017 and $468.9 million in 2016. The level of the Company’s advertising expense is generally impacted by revenue mix, the amount and type of theatrical releases and television programming. The decrease in 2018 was primarily due to lower sales volume compared to 2017. Advertising as a percentage of net revenues in 2018 remained consistent with 2017 at 9.6% of net revenues.

In 2017, advertising as a percentage of net revenues increased slightly to 9.6% from 9.3% in 2016.

Amortization of Intangibles

Amortization of intangibles totaled $28.7 million, or 0.6% of net revenues, in 2018 compared to $28.8 million, or 0.6% of net revenues, in 2017 and $34.8 million, or 0.7% of net revenues in 2016. Amortization of intangibles in dollars and as a percent of net revenues was consistent with 2017 and reflects the decrease due to the full amortization of property rights related to Backflip and other intangible assets during the first half of 2017, offset by the increase in intangible asset amortization related to the acquisition of the POWER RANGERS brand in 2018. Lower amortization of intangibles in 2017 compared to 2016 reflects the full amortization of property rights related to Backflip during the first half of 2017.

Program Product Cost Amortization

Program production cost amortization totaled $43.9 million, or 1.0% of net revenues in 2018, compared to $35.8 million, or 0.7% of net revenues, in 2017 and $35.9 million, or 0.7% of net revenues, in 2016. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. Program production cost amortization reflects the phasing of revenues associated with films and television programming as well as the type of television programs produced and distributed. The increase in dollars and as a percent of net revenues in 2018 compared to 2017 reflects amortization of production expenses related to MY LITTLE PONY: THE MOVIE which was released during the fourth quarter of 2017 as well as higher television programming amortization related to a multi-year, digital distribution agreement for Hasbro television programing, entered during 2018. Program production cost amortization remained flat in 2017 compared to 2016 primarily due to lower television programming amortization offset by amortization of movie costs related to MY LITTLE PONY: THE MOVIE which was released during the fourth quarter of 2017.

Selling, Distribution and Administration Expenses

Selling, distribution and administration (“SD&A”) expenses were $1,287.6 million, or 28.1% of net revenues, in 2018 compared to $1,124.8 million, or 21.6% of net revenues, in 2017. SD&A expenses in 2018 include $50.2 million of expenses related to Toys“R”Us, $89.3 million related to the 2018 restructuring program discussed above, and $117.6 million of goodwill and intangible asset impairment charges. Absent these charges, the decrease in dollars reflects lower spending due to the Company’s cost-reduction efforts, lower incentive compensation expense in 2018 and lower marketing and selling costs due to lower revenues.

SD&A expenses were $1,124.8 million, or 21.6% of net revenues, in 2017 compared to $1,110.8 million, or 22.1% of net revenues, in 2016. The increase in dollars primarily reflects the $18.0 million bad debt expense related to the Toys“R”Us bankruptcy in the U.S. and Canada during the third quarter of 2017, as well as higher depreciation expense, expenditures related to ongoing information technology initiatives and the impact of unfavorable foreign exchange translation of $7.4 million. These increases were partially offset by lower incentive compensation expense in 2017 compared to 2016, and a 2016 charge of $32.9 million related to a non-cash goodwill impairment charge to Backflip that did not reoccur in 2017.

NON-OPERATING (INCOME) EXPENSE

Interest Expense

Interest expense totaled $90.8 million in 2018 compared to $98.3 million in 2017 and $97.4 million in 2016. During the third quarter of 2017, the Company refinanced $350 million of 6.3% notes that matured in September 2017 by issuing $500 million of 3.5% notes due 2027. The decrease in interest expense in 2018 reflects the impact of the 2017 debt refinancing and, to a lesser extent, lower average short-term borrowings in 2018. Interest expense in 2017 was relatively consistent with the Company’s 2016 interest expense.

Interest Income

Interest income was $22.4 million in 2018 compared to $22.2 million in 2017 and $9.4 million in 2016. The Company continues to invest available cash balances and has benefitted from higher average interest rates in 2017 and 2018.

Other (Income) Expense, Net

Other income, net of $7.8 million in 2018 compared to other income, net of $51.9 million in 2017 and other expense, net of $7.5 million in 2016. The following table outlines major contributors to other (income) expense, net.

	2018	2017	2016
Foreign currency (gains) losses	$10.8	(1.3)	32.9
Earnings from Discovery Family Channel	(21.1)	(23.3)	(23.8)
Discovery tax sharing agreement revaluation	—	(19.9)	—
Pension expense	5.8	—	—
Gain on sale of certain investments	(3.0)	(3.3)	(6.2)
Other	(0.3)	(4.1)	4.6

	$(7.8)	(51.9)	7.5

•

Foreign currency losses in 2018 compared to foreign currency gains in 2017 reflects the strengthening of the U.S. dollar against certain currencies, primarily in Latin American and European markets. Foreign currency gains in 2017 compared to a significant loss in 2016 reflects the strengthening of foreign currencies against the U.S. dollar across the Company’s international markets.

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

•

As a result of the adoption Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in 2018, non-service cost components of pension expense previously recorded to operating expense, are now recorded to other expense.

•	The 2018, 2017 and 2016 gain on investments primarily reflects proceeds from the sale of certain long-term investments sold during the year.

•

In relation to their joint venture, Discovery owns an option to purchase Hasbro’s share of the Discovery Family Channel. The option’s fair value is periodically re-measured and represents a $0.5 million gain in 2018 and a $4.8 million gain in 2017 (included in other in the table above) due to the option’s value decrease.

INCOME TAXES

Income tax expense totaled 18.5% of pre-tax earnings in 2018 compared with 49.6% in 2017 and 23.0% in 2016. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Income tax expense for 2018 includes a discrete net tax expense of $40.7 million relating to the Tax Cuts and Jobs Act (the “Tax Act”) and net tax benefits of approximately $50.0 million primarily due to reassessment of prior period tax positions and excess tax benefits relating to share-based compensation. Income tax expense for 2017 includes discrete net tax expense of $316.4 million relating to the Tax Act and net tax benefits of approximately $82.0 million primarily due to reassessment of prior period tax positions, a repatriation of earnings resulting in a foreign tax credit benefit, and excess tax benefits relating to share-based compensation. Income tax expense for 2016 includes discrete net tax benefits of approximately $12.0 million primarily related to the expiration of the statute of limitations for tax audits and settlements of exams in certain jurisdictions.

As a result of the Tax Act, the Company intends to repatriate substantially all of the accumulated foreign earnings as needed from time to time. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. However, the Tax Act gives the Company flexibility to manage cash globally. In 2018, the Company recorded $0.5 million of state taxes that will be incurred due to future cash distributions. The Company will continue to record additional tax effects, if any, in the period that the on-going distribution analysis is completed and is able to make reasonable estimates.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Updates

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606 or the “New Revenue Standard”) using the modified retrospective method. ASC 606 supersedes the revenue recognition requirements in ASC 605 – Revenue Recognition and most industry-specific guidance in U.S. GAAP. The New Revenue Standard provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The cumulative impact of the adoption of the New Revenue Standard was not material to the Company therefore the Company did not record any adjustments to retained earnings. This was determined by analyzing contracts not completed as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For further details, see note 2 to our consolidated financial statements, which are included in Part II, Item 8 of this Form 10-K.

Revenue recognition from the sale of finished product to customers, which is the majority of the Company’s revenues, did not change under the new standard and the Company does not expect material changes in the future as a result of the New Revenue Standard related to the sale of finished product to its customers. Within the Company’s Entertainment and Licensing segment, the timing of revenue recognition for minimum guarantees that the Company receives from licensees is impacted by the New Revenue Standard. Prior to the adoption of ASC 606, for licenses of the Company’s brands that are subject to minimum guaranteed license fees, the Company recognized the difference between the minimum guaranteed amount and the actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period, which was in the fourth quarter for most of the Company’s licensee arrangements. In periods following January 1, 2018, minimum guaranteed amounts will be recognized on a straight-line basis over the license period. While the impact of this change will not be material to the year, it impacts the timing of revenue recognition within the Company’s Entertainment and Licensing segment such that under ASC 606, less revenues are recorded in the fourth quarter and more revenues are recorded within the first, second, and third quarters. No other areas of the Company’s business were materially impacted by the New Revenue Standard.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard provides for a reclassification from accumulated other comprehensive earnings (“AOCE”) to retained earnings, of disproportionate income tax effects arising from the impact of the Tax Cuts and Jobs Act of 2017. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-02 in the first quarter of 2018. The impact of the adoption resulted in a one-time reclassification in the amount of $21.5 million from AOCE with a corresponding credit to retained earnings.

In January 2018, the FASB issued Accounting Standards Update No. 2017-01(ASU 2017-01), Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of providing guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-01 in the second quarter of 2018. For further details, see Note 18 to the consolidated financial statements, which are included in Part II, Item 8 of this Form 10-K.

In January 2017, the FASB issued Accounting Standards Update No. 2017- 04 (ASU 2017-04), Intangibles –Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. For public companies, this standard is effective and must be applied to annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted. The Company adopted the standard in the fourth quarter of 2018 eliminating the Step 2 test from its goodwill impairment testing procedures performed during the fourth quarter of 2018. For further details on the Company’s goodwill impairment testing, see note 5 to the consolidated financial statements, which are included in Part II, Item 8 of this Form 10-K.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted this standard in the first quarter of 2018. The adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice across all industries, in how certain transactions are classified in the statement of cash flows. ASU 2016-15 was effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted this standard in the first quarter of 2018 and the adoption of this standard did not have an impact on the Company’s results or consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Accounting for Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. The standard requires that the income tax impact of intra-entity sales and transfers of property, except for inventory, be recognized when the transfer occurs requiring any deferred taxes not yet recognized on intra-entity transfers to be recorded to retained earnings. The Company adopted this standard in the first quarter of 2018 and the adoption did not have an impact on the Company’s results or consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842), which will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be based on the present value of lease payments and the asset will be based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Additional quantitative and qualitative disclosures will be required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to the balance sheet. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms are being evaluated, including extension and renewal options as well as the lease payments associated with the leases. As a result of the adoption of the standard, the Company expects to book right-of-use assets between $110.0 million and $120.0 million and lease liabilities between $130.0 million and $140.0 million. The Company does not expect that its results of operations will be materially impacted by this standard. The adoption of this standard will not have an impact on the Company’s cash flows.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the underlying hedged item in the financial statements. The impact of the standard includes elimination of the requirement to separately measure and recognize hedge ineffectiveness and requires the presentation of fair value adjustments to hedging instruments to be included in the same income statement line as the hedged item. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company does not expect the standard to have a material impact on its consolidated financial statements however the impact of the standard will be dependent on the effectiveness of the Company’s hedging program.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (ASU 2018-13), Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, specifically related to disclosures surrounding Level 3 asset balances, fair value measurement methods, related gains and losses and fair value hierarchy transfers. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the standard but does not expect the standard to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14) Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20)-Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the standard but does not expect the standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No.2016-13 (ASU 2016-13) Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the standard but does not expect the standard to have a material impact on its consolidated financial statements.

OTHER INFORMATION

On June 23 2016, the United Kingdom (“UK”) voted in a referendum to leave the European Union (“EU”), commonly referred to as Brexit. The UK government triggered the formal two-year period to negotiate the terms of the UK’s exit and future relationship with the EU on March 29, 2017. The terms of this future relationship are uncertain but the UK government has confirmed its intention to remove the UK from the EU single market. We saw a weakening of British pound sterling against the US dollar around the time of the Brexit vote, which increased volatility in the foreign currency markets, notably the euro which continued through 2018. These fluctuations initially affected our financial results, although the impact was partially mitigated by our hedging strategy. Our revenues in Europe are predominantly denominated in local currency. Hasbro will continue to closely monitor the Brexit negotiations and the foreign currency markets, taking appropriate actions to support its long-term strategy and to mitigate risks in its operational and financial activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In 2018 the Company funded its operations and liquidity needs primarily through available cash and cash flows from operations. During 2019, the Company expects to continue to fund its working capital needs primarily through available cash and cash flows from operations and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit are adequate to meet its working capital needs for 2019, however, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

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

As of December 30, 2018, the Company’s cash and cash equivalents totaled $1,182.4 million. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Cuts and Jobs Act (the “Tax Act”) provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of December 30, 2018, the remaining long-term payable related to the Tax Act of $258.7 million is presented within other liabilities, non-current on the Consolidated Balance Sheets. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 30, 2018 is denominated in the U.S. dollar.

The table below outlines key financial information pertaining to our consolidated balance sheets including the year-over-year changes.

	2018	%	2017	%	2016
Cash and cash equivalents, net of short-term borrowings	$1,172.6	-18%	$1,426.3	29%	$1,109.7
Accounts receivable, net	1,188.1	-15%	1,405.4	7%	1,320.0
Inventories	443.4	2%	433.3	12%	387.7
Prepaid expenses and other current assets	268.7	26%	214.0	-10%	237.7
Other assets	744.3	23%	605.9	-22%	779.9
Accounts payable and accrued liabilities	1,264.6	15%	1,096.7	0%	1,095.6
Other liabilities	539.1	5%	514.7	32%	389.4

Accounts receivable, net decreased 15% in 2018 compared to 2017. Excluding the favorable foreign currency translation of $51.9 million, accounts receivable, net, decreased 12%, in line with 2018 net revenue declines, excluding favorable foreign currency translation compared to 2017. Days sales outstanding decreased to 78 days at December 30, 2018 from 80 days at December 31, 2017. Days sales outstanding at December 31, 2017 were higher by 2 days due to balances related to the Toys“R”Us pre-bankruptcy receivables. Absent this impact, days sales outstanding at December 30, 2018 were consistent with December 31, 2017. Accounts receivable, net increased 7% in 2017 compared to 2016. Excluding a $57.8 million foreign currency translation benefit, accounts receivable, net, increased 2% in line with 2017 net revenue growth. Days sales outstanding increased 7 days to 80 days at December 31, 2017 from 73 days at December 25, 2016. The increase was primarily due to the impact of the Toys“R”Us balances noted above and the timing of collections.

Inventories increased 2% at the end of 2018 compared to 2017. Excluding the unfavorable foreign currency impact of $20.2 million, inventories increased 7% in 2018 compared to 2017. The increase in inventories, excluding the impact of foreign exchange, is due in part to sales declines as well as new markets, partially offset by reduced inventory levels in Europe and higher inventory obsolescence in 2018. The Company continues to work to improve inventory management with a focus on ensuring we have the right levels of inventory in new and growing brands. Inventories increased 12% at the end of 2017 compared to 2016. Excluding the $24.8 million benefit from foreign currency translation, inventories increased 5% in 2017 compared to 2016. The increase in inventories, excluding the impact of foreign exchange, was due in part to higher inventory levels in growing brands and in newly entered markets to support growth in the business during 2017.

Prepaid expenses and other current assets increased 26% in 2018 compared to 2017. The increase was related to higher unrealized gains on foreign exchange contracts, higher accrued tax credits related to certain television and movie production costs, higher prepaid income tax balances as a result of lower taxable earnings in relation to 2018 estimated tax payments and higher accrued royalty income related to the adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC-606). Prepaid expenses and other current assets decreased 10% in 2017 compared to 2016. The majority of the decrease was due to lower unrealized gains on foreign exchange contracts as a result of the weakening of the U.S. dollar against foreign currencies across the Company’s international markets and to a lesser extent, lower prepaid royalty balances in 2017 compared to 2016. These decreases were partially offset by higher prepaid non-income related taxes, primarily value-added taxes.

Other assets increased 23% in 2018 compared to 2017. Higher balances in 2018 include: increased deferred tax asset balances related to tax benefits derived from intercompany dividends, higher capitalized movie and television production costs, net of related production rebates, primarily related to the Company’s share of costs related to BUMBLEBEE, the theatrical release produced jointly with Paramount Pictures, and released in December of 2018, higher long-term receivable balances related to the long-term portion of a multi-year digital distribution agreement for Hasbro television programming as well as higher accrued royalty income as a result of the adoption of the ASU 2014-09 in 2018. These increases were partially offset by lower long-term royalty advances and payments received from Cartamundi in relation to a long-term note receivable related to the sale of the Company’s manufacturing operations in August 2015. Other assets decreased 22% in 2017 compared to 2016. Lower balances in 2017 relate primarily to reduced deferred tax asset balances as a result of the decrease in the U.S. corporate tax rate beginning in 2018, as provided by the Tax Cuts and Jobs Act enacted in December 2017. In addition, other assets decreased from declines in the value of long-term foreign exchange contracts, payments received from Cartamundi and lower long-term royalty advances. These decreases were partially offset by higher capitalized movie and television production costs, net of related production rebates in 2017.

Accounts payable and accrued liabilities increased 15% in 2018 compared to 2017. Increases included higher accrued liabilities related to the remaining amounts due for the POWER RANGERS acquisition, increased severance charges related to the Company’s 2018 restructuring program, higher deferred revenue balances primarily related to the launch of the online version of MAGIC: THE GATHERING, higher accrued tax balances related to value added taxes, primarily in Europe and Mexico and higher accrued dividends due to a higher dividend rate announced for 2019. These increases were partially offset by lower accrued incentive compensation balances as a result of the decline in company performance in 2018, lower accrued income tax balances as a result of lower earnings in 2018 and a lower liability for foreign currency forward contracts as the result of a strengthening U.S. dollar against certain foreign currencies in 2018. Accounts payable and accrued liabilities were essentially flat in 2017 compared to 2016. Increases included a tax withholding on the multi-year stock award agreement earned by the Company’s CEO at December 31, 2017 (see note 14 to our consolidated financial statements included within Part II, Item 8 of this 10-K for further discussion), higher accrued dividends and increased accounts payable balances due to timing of payments in 2017. These increases were offset by lower incentive compensation accruals and other miscellaneous accruals in 2017.

Other liabilities increased 5% in 2018 compared to 2017. The increase is due to the $258.7 million long-term portion of the repatriation tax liability related to U.S. Tax Reform passed in the fourth quarter of 2017. In addition, the Company’s first quarter 2018 decision to terminate its U.S. defined benefit pension plan resulted in an increase to other liabilities due to a remeasurement of the plans projected benefit obligation, in relation to expected termination costs. These increases were partially offset by lower long-term balances related to foreign exchange contracts, lower balances related to accrued compensation for non-employee members of the Company’s Board of Directors due to payments made in 2018 and lower liabilities reflecting changes in management judgment with respect to uncertain tax positions. Other liabilities increased 32% in 2017 compared to 2016. The increase is primarily due to the $181.3 million estimated repatriation tax liability, which is net of certain foreign tax credits. This increase is partially offset by a decline of $53.0 million in the funded status of the Company’s pension plan liability, primarily due to a $50.0 million contribution in 2017, as well as a decrease in the long-term tax receivable agreement with Discovery due to the U.S. federal tax rate reduction that will begin in 2018 as discussed above.

Cash Flow

The following table summarizes the changes in the Consolidated Statement of Cash Flows for each of the years ended on December 30, 2018, December 31, 2017 and December 25, 2016.

	2018	2017	2016
Net cash provided by (used in)
Operating Activities	$646.0	724.4	817.3
Investing Activities	(286.5)	(131.5)	(138.4)
Financing Activities	(737.1)	(312.2)	(375.5)

In 2018, 2017 and 2016, Hasbro generated $646.0 million, $724.4 million and $817.3 million of cash from its operating activities, respectively. Operating cash flows in 2018, 2017 and 2016 included $132.0 million, $48.0 million and $48.7 million, respectively, of cash used for television program and film production. The decrease in operating cash flows in 2018 compared to 2017 reflects lower earnings as well as higher film production costs in 2018 related to the production of the BUMBLEBEE film, released in December 2018. In addition, the decrease in operating cash flows in 2017 compared to 2016 was the result of unfavorable changes in working capital, excluding the impact of the net $296.5 million charge related to tax reform.

Cash flows utilized by investing activities were $286.5 million, $131.5 million and $138.4 million in 2018, 2017 and 2016, respectively. Additions to property, plant and equipment increased in 2018 to $140.4 million from $134.9 million and $154.9 in 2017 and 2016, respectively. Of these additions, 58% in 2018, 59% in 2017 and 57% in 2016 were for purchases of tools, dies and molds related to the Company’s products. During the fiscal years ended December 30, 2018, December 31, 2017 and December 25, 2016, the depreciation of plant and equipment was $139.3 million, $143.0 million and $119.7 million, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation. Excluding capital expenditures, 2018 cash utilized for investing activities reflects cash payments of $155.5 million related to the acquisition of POWER RANGERS during the second quarter of 2018, partially offset by $6.4 million received on the installment note relating to the sale of the Company’s manufacturing operations in 2015. Excluding capital expenditures, 2017 proceeds from investing activities includes a $6.4 million installment note payment. Excluding capital expenditures, 2016 proceeds from investing activities includes $19.8 million in capital and tax distributions from Discovery Family Channel and a $6.4 million installment note payment partially offset by utilization of $12.4 million to purchase the net assets of Boulder in July of 2016.

Net cash utilized by financing activities was $737.1 million, $312.2 million, and $375.5 million in 2018, 2017 and 2016, respectively. Financing activities in 2017 include net proceeds of $493.9 million from the September 2017 issuance of $500.0 million 3.50% long-term notes due 2027, net of $6.1 million of debt issuance costs, partially offset by the repayment of $350.0 million 6.30% long-term notes that matured in September 2017. Of the amounts utilized in 2018, 2017 and 2016, $250.1 million, $151.3 million, and $150.1 million, respectively, reflect cash paid, including transaction costs, to repurchase the Company’s Common Stock. During 2018, 2017 and 2016, the Company repurchased 2.7 million, 1.6 million, and 1.9 million shares, respectively, at an average price of $94.15, $94.74, and $79.86, respectively. A portion of the 2018 share repurchases were executed to offset the issuance of 3.1 million shares to Saban Properties included as part of the POWER RANGERS asset acquisition. At December 30, 2018, $428.0 million remained for share repurchases under the May 2018 Board authorization. Dividends paid were $309.3 million in 2018, $277.0 million in 2017 and $248.9 million in 2016. The Company has increased its quarterly dividend rate from $0.51 in 2016 to $0.57 in 2017 and $0.63 in 2018. Net repayments of short-term borrowings of $142.4 million in 2018 compared to net repayments of short-term borrowings of $18.4 million in 2017 and net proceeds of short-term borrowings of $9.0 million in 2016. The Company generated cash from employee stock option transactions of $30.0 million, $29.4 million, and $42.2 million in 2018, 2017 and 2016, respectively. The Company paid withholding taxes related to share-based compensation of $58.3 million, $32.0 million and $22.0 million in 2018, 2017 and 2016, respectively.

Sources and Uses of Cash

The Company commits to inventory production, advertising and marketing expenditures prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable makes it necessary for the Company to borrow higher amounts during the latter part of the year. During 2018, 2017 and 2016, the Company primarily used cash from operations and borrowings under its commercial paper program and available lines of credit to fund its working capital.

The Company has an agreement with a group of banks which provides for a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Borrowings under the Program are supported by the Company’s $1,100.0 million revolving credit agreement. The Company had no outstanding borrowings related to the Program at December 30, 2018.

During the fourth quarter of 2018, the Company entered into an amended and restated revolving credit agreement with the lenders party thereto (the “Amended Agreement”) which provides the Company with a $1,100.0 million committed borrowing facility. The Amended Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million. The Amended Agreement extends the term of our prior facility from March 30, 2020 to November 26, 2023. The Company was in compliance with all covenants in the Amended Agreement as of and for the fiscal year ended December 30, 2018. The Company had no borrowings outstanding under its committed revolving credit facility at December 30, 2018. However, letters of credit outstanding under this facility as of December 30, 2018 were approximately $1.5 million. Amounts available and unused under the committed line at December 30, 2018 were approximately $1,098.5 million, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $37.4 million was utilized at December 30, 2018. Of the amount utilized under, or supported by, the uncommitted lines, approximately $9.8 million and $27.6 million represent outstanding short-term borrowings and letters of credit, respectively.

The Company has principal amounts of long-term debt at December 30, 2018 of approximately $1,709.9 million due at varying times from 2021 through 2044. The Company also had letters of credit and other similar instruments of $29.1 million and 2019 purchase commitments of $536.7 million outstanding at December 30, 2018. In 2019, the Company expects capital expenditures to be in the range of $155.0 million to $165.0 million. In addition, the Company expects to be committed to guaranteed royalty payments of approximately $78.7 million in 2019.

Critical Accounting Policies and Significant Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include recoverability of goodwill and intangible assets and income taxes.

Recoverability of Goodwill and Intangible Assets

During the fourth quarter of 2018 the Company adopted Accounting Standards Update No. 2017-04 (ASU 2017-04), Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit.

The Company tests goodwill for impairment at least annually. If an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim test at that time. The Company may perform a qualitative assessment and bypass the quantitative impairment testing process if it is not more likely than not that impairment exists.

If it is more likely than not that impairment exists, a quantitative goodwill impairment test is performed. When performing a quantitative impairment test, goodwill is tested for impairment by comparing the carrying value to the estimated fair value of the reporting unit which is calculated using an income approach. Other intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value. During the fourth quarter of 2018, the Company performed a qualitative assessment with respect to certain of its reporting units with goodwill totaling $485.9 million. The Company utilized this approach for all reporting units with the exception of Backflip based on the amount by which historical estimated reporting unit fair values exceeded carrying values. Based on its qualitative assessments, the Company concluded that there was no impairment of goodwill to reporting units tested using the qualitative approach during 2018. Further discussion of the Company’s quantitative assessment of Backflip goodwill is discussed below.

During the fourth quarter of 2018, the Company took a number of actions to react to a rapidly changing mobile gaming industry that resulted in a modification to the Company’s long-term plan for its Backflip business. These modifications included organizational actions and related personnel changes, the extension of launch dates for games currently in or planned for development and the addition of partners for the development of future game releases. The modifications resulted in changes to the long-term projections for the Backflip business which led the Company to conclude the goodwill associated with the Backflip reporting unit was impaired. The goodwill impairment analysis involved comparing the Backflip carrying value to its estimated fair value, which was calculated based on the Income Approach. To calculate the fair value of the future cash flows under the Income Approach, a discount rate of 19% was utilized, representing the reporting unit’s estimated weighted-average cost of capital. Based on the results of the impairment test, the Company determined that the carrying value of the Backflip reporting unit exceeded its estimated fair value. The Company recorded an impairment charge of $86.3 million within administrative expense and in the Company’s Entertainment and Licensing segment, during the fourth quarter of 2018, which was the full amount of remaining goodwill associated with the Backflip reporting unit.

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

As part of its assessment of intangible assets in the fourth quarter of 2018, the Company completed impairment testing relating to certain property rights, both owned or related to license agreements.

In the fourth quarter of 2018, the Company reviewed intangible assets recorded in connection with licensed property rights and owned technology. Due to a decline in revenue and revised projections for future revenue, it was determined that the intangible asset carrying values exceeded expected future cash flows, indicating that the intangible asset was impaired, and resulted in a charge of $31.3 million recorded within administrative expense.

Income Taxes

The Company’s annual income tax rate is based on its income, statutory tax rates, changes in prior tax positions and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and evaluate its tax positions. Despite the Company’s belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established in the event that these positions are challenged and the Company is not successful in defending these challenges. These estimated liabilities, as well as the related interest, are adjusted in light of changing facts and circumstances such as the progress of a tax audit. In addition, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that established new tax laws in 2018, including, but not limited to, reducing the U.S. statutory tax rate from 35% to 21% and creating new taxes on certain foreign-sourced earnings and certain related-party payments.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in the consolidated financial statements as of December 31, 2017. As the Company collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, and other standard-setting bodies, the Company made adjustments over the course of the year to the provisional amounts, including refinements to deferred taxes. The accounting for the tax effects of the Tax Act has been completed as of December 30, 2018.

In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized in the consolidated financial statements or at a different amount than that which is recognized in the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. These differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheets. Deferred tax assets represent deductions that have been reflected in the consolidated financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s income tax return that have not yet been recognized in the Company’s consolidated financial statements or income recognized in the consolidated financial statements that has not yet been recognized in the Company’s income tax return.

Contractual Obligations and Commercial Commitments

In the normal course of its business, the Company enters into contracts related to obtaining rights to produce products under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $1,709.9 million in principal amount of long-term debt outstanding at December 30, 2018. Future payments required under these and other obligations, expressed in millions as of December 30, 2018, are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt	$—	—	300.0	—	—	1,409.9	1,709.9
Interest payments on long-term debt	81.3	81.3	75.7	71.8	71.8	927.2	1,309.1
Operating lease commitments	47.1	31.4	22.8	15.9	12.5	27.1	156.8
Future minimum guaranteed contractual royalty payments	78.7	103.2	90.3	64.9	0.2	0.5	337.8
Transition Tax[a]	14.5	18.4	18.4	18.4	34.4	103.1	207.2
Tax sharing agreement[b]	4.5	4.7	4.9	5.1	5.4	9.2	33.8
Purchase commitments[c]	455.3	81.4	—	—	—	—	536.7

	$681.4	320.4	512.1	176.1	124.3	2,477.0	4,291.3

[a]

As discussed above, the Tax Cuts and Jobs Act requires the Company to pay a one-time mandatory deemed repatriation tax on undistributed foreign earnings of $308.0 million. The Company utilized $78.5 million of existing tax credits to reduce the $308.0 million U.S. federal income tax liability, which resulted in $229.5 million to be paid in interest-free installments through 2025, of which $18.4 million was paid in 2018. See note 11 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion.

[b]

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

[c]

Purchase commitments represent agreements (including open purchase orders) to purchase inventory and tooling in the ordinary course of business as well as purchase commitments under a manufacturing agreement. The reported amounts exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheets as of December 30, 2018.

Theatrical Contingencies

The table above also excludes $50.0 million in guaranteed royalties related to the Company’s license agreement related to STAR WARS as the amount and timing of such payments are contingent on the release of a new STAR WARS theatrical release in 2019.

Other Expected Future Payments

From time to time, the Company may be party to arrangements, contractual or otherwise, whereby the Company may not be able to estimate the ultimate timing or amount of the related payments. As such, these amounts have been excluded from the table above and described below:

•

Included in other liabilities in the consolidated balance sheets at December 30, 2018, the Company has a liability of $50.3 million of potential tax, interest and penalties for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate amount or timing of payments related to this liability.

•	At December 30, 2018, the Company had letters of credit and related instruments of approximately $29.1 million.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. The Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $47.5 million decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the value of the forecasted foreign currency transactions.

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

The Company reflects all derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At December 30, 2018, these contracts had net unrealized gains of $24.5 million, of which $20.8 million are recorded in prepaid expenses and other current assets, $5.3 million are recorded in other assets and ($1.6) million are recorded in accrued liabilities. Included in accumulated other comprehensive earnings at December 30, 2018 are deferred gains of $20.9 million, net of tax, related to these derivatives.

At December 30, 2018, the Company had fixed rate long-term debt of $1,709.9 million. Of this long-term debt, $600.0 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300.0 million of 3.15% Notes Due 2021 and $300.0 million of 5.10% Notes Due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at December 30, 2018 are deferred losses, net of tax, of $19.3 million related to these derivatives.

On June 23 2016, the United Kingdom (“UK”) voted in a referendum to leave the European Union (“EU”), commonly referred to as Brexit. The UK government triggered the formal two-year period to negotiate the terms of the UK’s exit and future relationship with the EU on March 29, 2017. The terms of this future relationship are uncertain but the UK government has confirmed its intention to remove the UK from the EU single market. We saw a weakening of British pound sterling against the US dollar around the time of the Brexit vote, which increased volatility in the foreign currency markets, notably the euro which continued through 2018. These fluctuations initially affected our financial results, although the impact was partially mitigated by our hedging strategy. Our revenues in Europe are predominantly denominated in local currency. Hasbro will continue to closely monitor the Brexit negotiations and the foreign currency markets, taking appropriate actions to support its long-term strategy and to mitigate risks in its operational and financial activities.

The Economy and Inflation

The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 38% of its consolidated net revenues in 2018 and 42% and 41% of its consolidated net revenues in 2017 and 2016, respectively. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.

The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2018, approximately 65% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.

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

The effect of inflation on the Company’s operations during 2018 was not significant and the Company will continue its practice of monitoring costs and adjusting prices, accordingly.

Other Information

The Company is not aware of any material amounts of potential exposure relating to environmental matters and does not believe its environmental compliance costs or liabilities to be material to its operating results or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Item 7 of Part II of this Form 10-K and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Hasbro, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interest for each of the years in the three-year period ended December 30, 2018, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor, however, we are aware that we have served as the Company’s auditor since at least 1968.

Providence, Rhode Island

February 26, 2019

HASBRO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 30, 2018 and December 31, 2017

(Thousands of Dollars Except Share Data)

	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,182,371	1,581,234
Accounts receivable, less allowance for doubtful accounts of $9,100 in 2018 and $31,400 in 2017	1,188,052	1,405,399
Inventories	443,383	433,293
Prepaid expenses and other current assets	268,698	214,000

Total current assets	3,082,504	3,633,926
Property, plant and equipment, net	256,473	259,710

Other assets
Goodwill	485,881	573,063
Other intangibles, net	693,842	217,382
Other	744,288	605,902

Total other assets	1,924,011	1,396,347

Total assets	$5,262,988	5,289,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$9,740	154,957
Accounts payable	333,521	348,476
Accrued liabilities	931,063	748,264

Total current liabilities	1,274,324	1,251,697
Long-term debt	1,695,092	1,693,609
Other liabilities	539,086	514,720

Total liabilities	3,508,502	3,460,026

Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 shares in 2018 and 2017	104,847	104,847
Additional paid-in capital	1,275,059	1,050,605
Retained earnings	4,184,374	4,260,222
Accumulated other comprehensive loss	(294,514)	(239,425)
Treasury stock, at cost, 83,565,598 shares in 2018 and 85,244,923 shares in 2017	(3,515,280)	(3,346,292)

Total shareholders’ equity	1,754,486	1,829,957

Total liabilities and shareholders’ equity	$5,262,988	5,289,983

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years Ended in December

(Thousands of Dollars Except Per Share Data)

	2018	2017	2016
Net revenues	$4,579,646	5,209,782	5,019,822

Costs and expenses
Cost of sales	1,850,678	2,033,693	1,905,474
Royalties	351,660	405,488	409,522
Product development	246,165	269,020	266,375
Advertising	439,922	501,813	468,940
Amortization of intangible assets	28,703	28,818	34,763
Program production cost amortization	43,906	35,798	35,931
Selling, distribution and administration	1,287,560	1,124,793	1,110,769

Total expenses	4,248,594	4,399,423	4,231,774

Operating profit	331,052	810,359	788,048

Non-operating (income) expense
Interest expense	90,826	98,268	97,405
Interest income	(22,357)	(22,155)	(9,367)
Other (income) expense, net	(7,819)	(51,904)	7,521

Total non-operating expense, net	60,650	24,209	95,559

Earnings before income taxes	270,402	786,150	692,489
Income taxes	49,968	389,543	159,338

Net earnings	220,434	396,607	533,151
Net loss attributable to noncontrolling interests	—	—	(18,229)

Net earnings attributable to Hasbro, Inc.	$220,434	396,607	551,380

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$1.75	3.17	4.40

Diluted	$1.74	3.12	4.34

Cash dividends declared	$2.52	2.28	2.04

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Fiscal Years Ended in December

(Thousands of Dollars)

	2018	2017	2016
Net earnings	$220,434	396,607	533,151

Other comprehensive earnings (loss):
Foreign currency translation adjustments	(55,524)	32,017	(5,033)
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(2,000)	(390)	166
Net gains (losses) on cash flow hedging activities, net of tax	36,107	(90,302)	25,748
Changes in unrecognized pension and postretirement amounts, net of tax	(23,763)	1,555	(20,829)
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	1,929	6,390	(53,980)
Amortization of unrecognized pension and postretirement amounts	9,665	5,875	5,359

Other comprehensive loss	(33,586)	(44,855)	(48,569)

Total comprehensive earnings	186,848	351,752	484,582
Total comprehensive loss attributable to noncontrolling interests	—	—	(18,229)

Total comprehensive earnings attributable to Hasbro, Inc.	$186,848	351,752	502,811

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

Fiscal Years Ended in December

(Thousands of Dollars)

	2018	2017	2016
Cash flows from operating activities
Net earnings	$220,434	396,607	533,151
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	139,255	143,018	119,707
Impairment of goodwill	86,253	—	32,858
Impairment of intangible assets	31,303	—	—
Amortization of intangible assets	28,703	28,818	34,763
Program production cost amortization	43,906	35,798	35,931
Deferred income taxes	(11,094)	112,105	(662)
Stock-based compensation	27,892	56,032	61,624
Other non-cash items	(18,879)	(44,001)	(16,011)
Changes in operating assets and liabilities, net of acquired and disposed balances:
Decrease (increase) in accounts receivable	180,113	(50,376)	(149,923)
Increase in inventories	(37,211)	(25,301)	(12,065)
(Increase) decrease in prepaid expenses and other current assets	(11,929)	24,450	7,422
Program production costs	(131,984)	(48,003)	(48,690)
Increase (decrease) in accounts payable and accrued liabilities	107,426	(80,461)	246,223
Net deemed repatriation tax	27,027	181,305	—
Other, including long-term advances	(35,218)	(5,613)	(27,015)

Net cash provided by operating activities	645,997	724,378	817,313

Cash flows from investing activities
Additions to property, plant and equipment	(140,426)	(134,877)	(154,900)
Investments and acquisitions, net of cash acquired	(155,451)	—	(12,436)
Other	9,400	3,396	28,945

Net cash utilized by investing activities	(286,477)	(131,481)	(138,391)

Cash flows from financing activities
Net proceeds from borrowings with maturity greater than three months	—	493,878	—
Repayments of borrowings with maturity greater than three months	—	(350,000)	—
Net (repayments of) proceeds from other short-term borrowings	(142,357)	(18,419)	8,978
Purchases of common stock	(250,054)	(151,311)	(150,075)
Stock-based compensation transactions	29,999	29,431	42,207
Dividends paid	(309,258)	(276,973)	(248,881)
Payments related to tax withholding for share-based compensation	(58,344)	(31,994)	(21,969)
Other	(7,087)	(6,785)	(5,758)

Net cash utilized by financing activities	(737,101)	(312,173)	(375,498)
Effect of exchange rate changes on cash	(21,282)	18,225	2,111

(Decrease) increase in cash and cash equivalents	(398,863)	298,949	305,535
Cash and cash equivalents at beginning of year	1,581,234	1,282,285	976,750

Cash and cash equivalents at end of year	$1,182,371	1,581,234	1,282,285

Supplemental information
Interest paid	$82,258	89,294	88,525

Income taxes paid	$117,854	115,753	98,913

See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests

(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
Balance, December 27, 2015	$104,847	893,630	3,852,321	(146,001)	(3,040,895)	$1,663,902	$40,170
Net earnings attributable to Hasbro, Inc.	—	—	551,380	—	—	551,380	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(18,229)
Other comprehensive loss	—	—	—	(48,569)	—	(48,569)	—
Stock-based compensation transactions	—	30,230	—	—	10,479	40,709	—
Purchases of common stock	—	—	—	—	(151,331)	(151,331)	—
Stock-based compensation expense	—	61,558	—	—	66	61,624	—
Dividends declared	—	—	(254,979)	—	—	(254,979)	—
Net contributions received from noncontrolling owners	—	—	—	—	—	—	763

Balance, December 25, 2016	$104,847	985,418	4,148,722	(194,570)	(3,181,681)	$1,862,736	$22,704
Net earnings attributable to Hasbro, Inc.	—	—	396,607	—	—	396,607	—
Impact of adoption of ASU 2016-09	—	916	(697)	—	—	219
Acquisition of remaining interest in Backflip	—	22,704	—	—	—	22,704	(22,704)
Other comprehensive loss	—	—	—	(44,855)	—	(44,855)	—
Stock-based compensation transactions	—	(13,021)	—	—	(16,001)	(29,022)	—
Purchases of common stock	—	—	—	—	(150,054)	(150,054)	—
Stock-based compensation expense	—	54,588	—	—	1,444	56,032	—
Dividends declared	—	—	(284,410)	—	—	(284,410)	—

Balance, December 31, 2017	$104,847	1,050,605	4,260,222	(239,425)	(3,346,292)	$1,829,957	$—
Net earnings attributable to Hasbro, Inc.	—	—	220,434	—	—	220,434	—
Impact of adoption of ASU 2018-02	—	—	21,503	(21,503)	—	—
Issuance of shares for Saban purchase	—	198,853	—	—	81,544	280,397	—
Other comprehensive loss	—	—	—	(33,586)	—	(33,586)	—
Stock-based compensation transactions	—	(2,075)	—	—	(694)	(2,769)	—
Purchases of common stock	—	—	—	—	(250,054)	(250,054)	—
Stock-based compensation expense	—	27,676	—	—	216	27,892	—
Dividends declared	—	—	(317,785)	—	—	(317,785)	—

Balance, December 30, 2018	$104,847	1,275,059	4,184,374	(294,514)	(3,515,280)	$1,754,486	$—

See accompanying notes to consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”). Investments representing 20% to 50% ownership interests in other companies are accounted for using the equity method. For those majority-owned subsidiaries that are not 100% owned by Hasbro, the interests of the minority owners are accounted for as noncontrolling interests. At December 30, 2018, the Company had no majority-owned subsidiaries.

All intercompany balances and transactions have been eliminated.

Fiscal Year

Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 30, 2018 and December 25, 2016 were fifty-two week periods while the year ended December 31, 2017 was a fifty-three week period.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At both December 30, 2018 and December 31, 2017, substantially all inventory is comprised of finished goods.

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

See notes 6 and 13 for additional information.

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

During the fourth quarter of 2018 the Company adopted Accounting Standards Update No 2017-04 (ASU 2017-04), Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit.

Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment at least annually. The annual goodwill test begins with a qualitative assessment, where qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment. Prior to the adoption of ASU 2017-04, the quantitative assessment consisted of a two-step process beginning with an estimation of fair value of the reporting unit using an income approach, which looked to the present value of expected future cash flows. The first step was a screen for potential impairment while the second step was to determine the implied fair value of the goodwill and compare it to its carrying amount on the balance sheet. Under ASU 2017-04, the Step 2 test was eliminated. As a result, once it has been determined that the carrying amount of a reporting unit exceeds its fair value, the excess carrying amount is recognized as an impairment loss.

During the fourth quarter of 2018, the Company recorded a non-cash impairment charge of $86,253 within administrative expense and in the Company’s Entertainment and Licensing segment, which was the full amount of remaining goodwill associated with the Backflip reporting unit. See further discussion in note 5.

Based on its qualitative assessment of goodwill for all reporting units with the exception of Backflip, the company concluded there was no other impairment of goodwill during 2018.

During the fourth quarter of 2017, and prior to the adoption of ASU 2017-04 which eliminated the Step 2 test from the impairment testing process, the Company performed a qualitative assessment with respect to goodwill associated with all but two of its reporting units and determined that it was not necessary to perform a quantitative assessment for the goodwill of these reporting units. The Company performed the first step of the quantitative two-step annual impairment test on the goodwill associated with Backflip and on the goodwill associated with the Company’s Entertainment reporting unit. As a result of the 2017 assessment the Company concluded that no impairments were indicated as the estimated fair values were in excess of the carrying values of the related reporting units.

During the fourth quarter of 2016, the Company performed a qualitative assessment with respect to goodwill associated with all but its Backflip reporting unit and determined that it was not necessary to perform a quantitative assessment for the goodwill of these reporting units. The Company performed a quantitative two-step annual impairment test related to its goodwill associated with Backflip. As a result of the 2016 annual impairment test, the Company concluded the goodwill associated with the Backflip reporting unit was impaired and recorded a non-cash impairment charge of $32,858 for the year ended December 25, 2016. No other impairments were indicated. See further discussion in note 5.

The remaining intangibles having definite lives are being amortized over periods ranging from four to twenty-five years, primarily using the straight-line method.

The Company reviews other intangibles with definite lives for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value wherein that fair value is determined based on discounted cash flows. In the fourth quarter of 2018, the Company recorded non-cash impairments of $31,303. No impairments were recorded in 2017 or 2016. See further discussion in note 5.

Financial Instruments

Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 30, 2018, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 30, 2018 also include long-term borrowings (see note 10 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 13 and 17).

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

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606 or the “New Revenue Standard”) using the modified retrospective method. ASC 606 supersedes the revenue recognition requirements in ASC 605 – Revenue Recognition and most industry-specific guidance in U.S. GAAP. The New Revenue Standard provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The cumulative impact of the adoption of the New Revenue Standard was not material to the Company therefore the Company did not record any adjustments to retained earnings. This was determined by analyzing contracts not completed as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For further details, see note 2 for further discussion.

Revenue recognition from the sale of finished products to customers, which is the majority of the Company’s revenues, did not change under the new standard and the Company does not expect material changes in the future as a result of the New Revenue Standard related to the sale of finished products to its customers. Within the Company’s Entertainment and Licensing segment, the timing of revenue recognition for minimum guarantees that the Company receives from licensees was impacted by the New Revenue Standard. Prior to the adoption of ASC 606, for licenses of the Company’s brands that are subject to minimum guaranteed license fees, the Company recognized the difference between the minimum guaranteed amount and the actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period, which was in the fourth quarter for most of the Company’s licensee arrangements. In periods following January 1, 2018, minimum guaranteed amounts are being recognized on a straight-line basis over the license period. While the impact of this change was not material to the year, it impacted the timing of revenue recognition within the Company’s Entertainment and Licensing segment such that under ASC 606, less revenues are recorded in the fourth quarter and more revenues are recorded within the first, second, and third quarters. No other areas of the Company’s business were materially impacted by the New Revenue Standard.

The majority of the Company’s revenues are derived from sales of finished products to customers. Revenues from sales of finished products to customers accounted for 92% and 94% of the Company’s revenues for the years ended December 30, 2018 and December 31, 2017, respectively. When determining whether control of the finished products has transferred to the customer, the Company considers any future performance obligations. Generally, the Company has no post-shipment obligation on sales of finished products to customers and revenues from product sales are recognized upon passing of title to the customer, which is generally at the time of shipment. Any shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within selling, distribution, and administration expenses. The Company offers various discounts, rebates, allowances, returns, and markdowns to its customers (collectively, “allowances”), all of which are considered when determining the transaction price. Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues. Other allowances can vary depending on future outcomes such as customer sales volume (“variable consideration”). The Company estimates the amount of variable consideration using the expected value method. In estimating the amount of variable consideration using the expected value method, the Company considers various factors including but not limited to: customer terms, historical experience, any expected deviations from historical experience, and existing or expected market conditions. The Company then records an estimate of variable consideration as a reduction to revenues at the time of sale. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. Historically, adjustments to estimated variable consideration have not been material.

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

Shipping and Handling

Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2018, 2017 and 2016, these costs were $206,307, $190,999 and $180,270, respectively, and are included in selling, distribution and administration expenses.

Operating Leases

Hasbro records lease expense on a straight-line basis inclusive of rent concessions and increases. Reimbursements from lessors for leasehold improvements are deferred and recognized as a reduction to lease expense over the remaining lease term.

In February 2016, the FASB issued Accounting Standards Update No. ASU 2016-02 (ASU 2016-02), Leases (Topic 842), which will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be based on the present value of lease payments and the asset will be based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Additional quantitative and qualitative disclosures will be required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to the balance sheet. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms are being evaluated, including extension and renewal options as well as the lease payments associated with the leases. The Company does not expect that its results of operations will be materially impacted by this standard. The adoption of this standard will not have an impact on the Company’s cash flows.

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

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low Tax Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A Topic 740, No. 5 “Accounting for Global Intangible Low-Taxed Income,” states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI as a current period expense when incurred.

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

Pension Plans, Postretirement and Postemployment Benefits

Pension expense and related amounts in the consolidated balance sheets are based on actuarial computations of current and future benefits. Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. The corridor used for this purpose is equal to 10% of the greater of plan liabilities or market asset values, and future periods vary by plan, but generally equal the actuarially determined average expected future working lifetime of active plan participants. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retire under any of its United States defined benefit pension plans and meet certain age and length of service requirements. The cost of providing these benefits on behalf of employees who retired prior to 1993 has been substantially borne by the Company.

The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. It also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation –Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted this standard January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements in the fiscal year ended December 30, 2018.

In February 2018, the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan (“Plan”). The Company had frozen the Plan’s benefits effective at the end of December 2007. During 2018 the Company commenced the plan termination process and expects to complete the transfer of the Plan’s assets to a third-party administrator, which the Company expects to complete in the second quarter of 2019.

Stock-Based Compensation

The Company has a stock-based employee compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. All awards are measured at fair value at the date of the grant and amortized as expense on a straight-line basis over the requisite service period of the award. For awards contingent upon Company performance, the measurement of the expense for these awards is based on the Company’s current estimate of its performance over the performance period. For awards contingent upon the achievement of market conditions, the probability of satisfying the market condition is considered in the estimation of the grant date fair value. See note 14 for further discussion.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including (1) a requirement to prospectively record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement; (2) a requirement that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows; (3) the removal of the requirement to withhold shares upon settlement of an award at the minimum statutory withholding requirement; (4) a requirement that all cash payments made to taxing authorities on the employees’ behalf for withheld shares shall be presented as financing activities in the statements of cash flows; and (5) entities will be permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards choosing either to estimate forfeitures as required today or recognize forfeitures as they occur. ASU 2016-09 was effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted ASU 2016-09 in the first quarter of 2017. The impact of the adoption included the following:

•

Prospectively, the requirement to record all of the tax effects related to share-based payments at settlement through the income statement. For the years ended December 30, 2018 and December 31, 2017, excess tax benefits of $10,757 and $32,116, respectively, were recorded to income tax expense.

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

Net Earnings Per Common Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year as well as awards that have not been issued but all contingencies have been met. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 1,077, 499 and 277 for 2018, 2017, and 2016, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 30, 2018 is as follows:

	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$220,434	220,434	396,607	396,607	551,380	551,380

Average shares outstanding	126,132	126,132	125,039	125,039	125,292	125,292
Effect of dilutive securities:
Options and other share-based awards	—	758	—	1,992	—	1,674

Equivalent shares	126,132	126,890	125,039	127,031	125,292	126,966

Net earnings attributable to Hasbro, Inc. per share	$1.75	1.74	3.17	3.12	4.40	4.34

(2)    Revenue Recognition

In addition to the required disclosures below, please see further discussion of the Company revenue recognition policy in note 1.

As of December 30, 2018, the Company did not have any material future performance commitments for film streaming or television orders that have not yet been delivered.

Contract Assets and Liabilities

A contract asset is defined as an entity’s right to consideration for goods or services that the entity has transferred to a customer. A contract liability is defined to occur if the customer’s payment of consideration precedes the entity’s performance and represents the entity’s obligation to transfer goods or services to a customer for which the entity has received consideration. The Company occasionally will require payment from customers for finished product in advance of the customer receiving control of the finished product. In these situations, the Company defers revenue on the advanced payment until the customer has control of the finished product, generally within the next month. Within our Entertainment and Licensing segment, the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied. The Company defers revenues on these advanced payments until its performance obligation is satisfied. The aggregate deferred revenues are recorded as liabilities and were $50,759, and $7,549 as of December 30, 2018 and December 31, 2017, respectively, and the changes in deferred revenues are not material to the Company’s consolidated statement of operations for the years ended December 30, 2018 and December 31, 2017. The Company records contract assets in the case of minimum guarantees that are being recognized ratably over the term of the respective license periods. At December 30, 2018 and December 31, 2017, these contract assets were not material to the Company’s consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable on the consolidated balance sheets as of December 30, 2018 and December 31, 2017 are primarily from contracts with customers. In the year ended December 30, 2018, the Company recorded a bad debt charge of approximately $49,000 related to Toys“R”Us. In the year ended December 31, 2017, the Company recorded a bad debt charge of approximately $18,000 related to Toys“R”Us. The Company had no other material bad debt expense in the years ended December 30, 2018, December 31, 2017, or December 30, 2016.

Disaggregation of revenues

The Company disaggregates its revenues from contracts with customers by segment: US and Canada, International, Entertainment and Licensing, and Global Operations. The Company further disaggregates revenues within its International segment by major geographic region: Europe, Latin America, and Asia Pacific. Finally, the Company disaggregates its revenues by brand portfolio into four brand categories: Franchise brands, Partner brands, Hasbro gaming, and Emerging brands. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See note 21, for further information.

(3)    Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for each of the three fiscal years ended December 30, 2018.

	2018	2017	2016
Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on unrealized holding gains	$581	221	(94)
Tax (expense) benefit on cash flow hedging activities	(930)	4,850	1,340
Tax benefit (expense) on unrecognized pension and postretirement amounts	6,085	(2,363)	12,945
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	817	(4,881)	4,098
Tax benefit on amortization of unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(2,729)	(3,482)	(3,038)

Total tax effect on other comprehensive earnings (loss)	$3,824	(5,655)	15,251

Changes in the components of accumulated other comprehensive earnings (loss), net of tax are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2018
Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)
Adoption of ASU 2018-02	(18,065)	(3,660)	222	—	(21,503)
Current period other comprehensive earnings (loss)	(23,763)	36,107	(2,000)	(55,524)	(45,180)
Reclassifications from AOCE to earnings	9,665	1,929	—	—	11,594

Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)

2017
Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)
Current period other comprehensive earnings (loss)	1,555	(90,302)	(390)	32,017	(57,120)
Reclassifications from AOCE to earnings	5,875	6,390	—	—	12,265

Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)

2016
Balance at December 27, 2015	$(102,931)	79,317	1,258	(123,645)	(146,001)
Current period other comprehensive earnings (loss)	(20,829)	25,748	166	(5,033)	52
Reclassifications from AOCE to earnings	5,359	(53,980)	—	—	(48,621)

Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)

Gains (Losses) on Derivative Instruments

At December 30, 2018, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $20,861 in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2018 or forecasted to be purchased from 2019 through 2022, intercompany expenses expected to be paid or received during 2019, television and movie production costs paid in 2018 or expected to be paid in 2019, and cash receipts for sales forecasted to be made in 2019 through 2021. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At December 30, 2018, deferred losses, net of tax, of $19,313 related to these instruments remained in AOCE. For the year ended December 30, 2018, losses, net of tax of $1,394 related to these hedging instruments were reclassified from AOCE to net earnings. For each of the years ended December 31, 2017 and December 25, 2016, losses, net of tax of $1,170 and $1,148 related to these hedging instruments were reclassified from AOCE to net earnings.

In 2018, 2017 and 2016, net gains on cash flow hedging activities reclassified to earnings, net of tax, included (losses) gains of $(5,807), $(5,497) and $1,428, respectively, as a result of hedge ineffectiveness.

Of the net deferred gains included in AOCE at December 30, 2018, the Company expects approximately $15,218 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

See notes 15 and 17 for additional discussion on reclassifications from AOCE to earnings.

(4)    Property, Plant and Equipment

	2018	2017
Land and improvements	$3,243	3,350
Buildings and improvements	191,096	193,940
Machinery, equipment and software	446,628	405,209

	640,967	602,499
Less accumulated depreciation	462,710	422,052

	178,257	180,447
Tools, dies and molds, net of accumulated depreciation	78,216	79,263

Total property, plant and equipment, net	$256,473	259,710

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred. In 2018, 2017 and 2016 the Company recorded $139,255, $143,018 and $119,707, respectively, of depreciation expense.

(5)    Goodwill and Intangibles

Goodwill

Changes in the carrying amount of goodwill, by operating segment, for the years ended December 30, 2018 and December 31, 2017 are as follows:

	U.S. and Canada	International	Entertainment and Licensing	Total
2018
Balance at December 31, 2017	$296,978	170,699	105,386	573,063
Impairment during the period	—	—	(86,253)	(86,253)
Foreign exchange translation	—	(338)	(591)	(929)

Balance at December 30, 2018	$296,978	170,361	18,542	485,881

2017
Balance at December 25, 2016	$296,978	169,833	103,744	570,555
Foreign exchange translation	—	866	1,642	2,508

Balance at December 31, 2017	$296,978	170,699	105,386	573,063

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

During the fourth quarter of 2018 the Company adopted (ASU 2017-04), Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (“the Step 2 test”) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit.

During the fourth quarter of 2018, the Company took a number of actions to react to a rapidly changing mobile gaming industry that resulted in a modification to the Company’s long-term plan for its Backflip business. These modifications included organizational actions and related personnel changes, the extension of launch dates for game currently in or planned for development and the addition of partners for the development of future games releases. The modifications resulted in changes to the long-term projections for the Backflip business. The goodwill impairment analysis involved comparing the Backflip carrying value to its estimated fair value, which was calculated based on the Income Approach. Discounted cash flows serve as the primary basis for the Income Approach. The Company utilized forecasted cash flows for the Backflip reporting unit that included assumptions including but not limited to: expected revenues to be realized based on planned future mobile game releases, expected EBITDA margins derived in part based on expected future royalty costs, advertising and marketing costs, development costs, overhead costs, and expected future tax rates. The cash flows beyond the forecast period were estimated using a terminal value growth rate of 3%. To calculate the fair value of the future cash flows under the Income Approach, a discount rate of 19% was utilized, representing the reporting unit’s estimated weighted-average cost of capital. Based on the results of the impairment test, the Company determined that the carrying value of the Backflip reporting unit exceeded its estimated fair value. Based on this assessment, the Company recorded an impairment charge of $86,253 in the fourth quarter of 2018, in the Company’s Entertainment and Licensing segment, which was the full amount of remaining goodwill associated with the Backflip reporting unit.

During the fourth quarter of 2016 in conjunction with the Company’s annual review for impairment, the Company recorded an impairment charge of $32,858 after completing its evaluation of the Backflip reporting unit. The Company’s 2016 evaluation was dependent in large part on the performance of related product launches that took place during the fourth quarter of 2016 in addition to revised expectations regarding the timing of future product launches at that time.

Based on its qualitative assessment of goodwill for all reporting units with the exception of Backflip, the company concluded there was no other impairment of goodwill during 2018 or 2016. The Company completed its annual impairment tests of goodwill in the fourth quarter of 2017 and concluded that there was no impairment of its goodwill.

Other Intangibles, Net

A summary of the Company’s other intangibles, net at December 30, 2018 and December 31, 2017:

	2018	2017
Acquired product rights	$1,309,344	789,940
Licensed rights of entertainment properties	30,501	256,555
Accumulated amortization	(721,741)	(904,851)

Amortizable intangible assets	618,104	141,644
Product rights with indefinite lives	75,738	75,738

Total other intangibles, net	$693,842	217,382

Certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and are included as product rights with indefinite lives in the table above. The Company tests these assets for impairment on an annual basis in the fourth quarter of each year or when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company completed its annual impairment tests of indefinite-lived intangible assets in the fourth quarter of 2018, 2017, and 2016 concluding that there was no impairment of these assets. The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in other intangibles, net in the accompanying consolidated balance sheets.

Intangible assets are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

In the fourth quarter of 2018, the Company reviewed intangible assets recorded in connection with licensed property rights and owned technology. Due to a decline in revenue and revised projections for future revenue, it was determined that the intangible asset carrying values exceeded expected future cash flows, indicating that the intangible assets were impaired. The Company calculated the fair value of the intangible assets based on a discounted cash flow, which resulted in a charge of $31,303 million recorded within administrative expense and in the Company’s Corporate and Eliminations segment.

Other than the intangible assets discussed above, no other indications of impairment existed. The Company will continue to incur amortization expense related to the use of acquired and licensed rights to produce various products. A portion of the amortization of these product rights will fluctuate depending on brand activation, related revenues during an annual period and future expectations, as well as rights reaching the end of their useful lives. The Company currently estimates amortization expense related to the above intangible assets for the next five years to be approximately:

2019	$47,000
2020	49,000
2021	36,000
2022	36,000
2023	27,000

(6)    Equity Method Investment

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

In connection with the amendment, the Company and Discovery entered into an option agreement related to the Company’s remaining 40% ownership in the Network, exercisable during the one-year period following December 31, 2021. The exercise price of the option agreement is based upon 80% of the then fair market value of the Network, subject to a fair market value floor. At December 30, 2018, and December 31, 2017, the fair market value of this option was $23,440 and $23,980, respectively and was included as a component of other liabilities. During 2018, 2017 and 2016, the Company recorded (gains) losses of $(540), $(4,790) and $410 in other (income) expense, net relating to the change in fair value of this option.

The Company also has a related liability due to Discovery under the existing tax sharing agreement. The balance of the associated liability, including imputed interest, was $25,289 and $30,043 at December 30, 2018 and December 31, 2017, respectively, and is included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recognized a gain of $19,911 in the fourth quarter of 2017 related to a reduction of this liability due to the reduction of the future payments under the agreement as a result of U.S. tax reform passed in December 2017. During 2018, 2017 and 2016, the Company made payments under the tax sharing agreement to Discovery of $7,087, $6,785 and $6,520, respectively.

The Company has a license agreement with the Network that requires the payment of royalties by the Company to the Network based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license includes a minimum royalty guarantee of $125,000, which was paid in five annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 12-year period. As of December 30, 2018 and December 31, 2017, the Company had $41,041 and $55,072, respectively, of prepaid royalties related to this agreement, $13,216 and $15,958, respectively, of which are included in prepaid expenses and other current assets and $27,825 and $39,114, respectively, of which are included in other assets. The Company and the Network are also parties to an agreement under which the Company will provide the Network with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event the Network licenses the programming from the Company to air, it is required to pay the Company a license fee.

As of December 30, 2018 and December 31, 2017 the Company’s investment in the Network totaled $236,934 and $237,996, respectively. The Company’s share in the earnings of the Network for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 totaled $21,145, $23,270 and $23,764, respectively and is included as a component of other (income) expense, net in the consolidated statements of operations. The Company also enters into certain other transactions with the Network including the licensing of television programming and the purchase of advertising. During 2018, 2017 and 2016, these transactions were not material.

(7)    Program Production Costs

Program production costs are included in other assets and consist of the following at December 30, 2018 and December 31, 2017:

	2018	2017
Television programming
Released, less amortization	$30,800	40,386
In production	42,768	31,596
Pre-production	489	326
Theatrical programming
Released, less amortization	71,339	16,027
In production	9,503	—
Pre-production	2,452	4,526

Total program production costs	$157,351	92,861

Based on management’s total revenue estimates at December 30, 2018, $42,389 of $102,139 unamortized programming costs relating to released productions are expected to be amortized during fiscal 2019. Based on current estimates, the Company expects to amortize all of the programming costs relating to released productions during the next four years.

(8)    Financing Arrangements

At December 30, 2018, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $1,100,000 and $148,000, respectively. Substantially all of the short-term borrowings outstanding at the end of 2018 and 2017 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 30, 2018 and December 31, 2017 were 3.92% and 4.32%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 30, 2018. During 2018, Hasbro’s working capital needs were fulfilled by cash available and cash generated from operations.

During the fourth quarter of 2018, the Company entered into an amended and restated revolving credit agreement with the lenders party thereto (the “Amended Agreement”) which provides the Company with a $1,100,000 committed borrowing facility. The Amended Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Agreement also provides for a potential additional incremental commitment increase of up to $500,000. The Amended Agreement extends the term of our prior facility from March 30, 2020 to November 26, 2023. The Amended Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of and for the fiscal year ended December 30, 2018.

The Company pays a commitment fee (0.10% as of December 30, 2018) based on the unused portion of the facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, Prime Rate or Eurocurrency Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency Rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 30, 2018, the interest rate under the facility was equal to Eurocurrency Rate plus 1.125%.

The Company has an agreement with a group of banks providing a commercial paper program (the “Program”). Under the Program, at the Company’s request the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000,000. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 30, 2018, the Company did not have any notes outstanding under the Program. At December 31, 2017, the Company had notes outstanding under the Program of $137,500 with a weighted average interest rate of 1.85%.

(9)    Accrued Liabilities

Components of accrued liabilities for the fiscal years ended on December 30, 2018 and December 31, 2017 are as follows:

	2018	2017
Royalties	$151,852	148,858
Advertising	68,811	75,483
Payroll and management incentives	46,472	79,976
Dividends	79,461	70,936
Severance	76,920	10,952
Deferred payment on Power Rangers Acquisition	100,000	—
Other Taxes	75,973	57,155
Other	331,574	304,904

Total accrued liabilities	$931,063	748,264

(10)    Long-Term Debt

Components of long-term debt for the fiscal years ended on December 30, 2018 and December 31, 2017 are as follows:

	2018		2017
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	535,000	500,000	601,800
3.50% Notes Due 2027	500,000	457,350	500,000	488,300
5.10% Notes Due 2044	300,000	272,640	300,000	313,320
3.15% Notes Due 2021	300,000	297,600	300,000	302,640
6.60% Debentures Due 2028	109,895	123,346	109,895	131,390

Total long-term debt	1,709,895	1,685,936	1,709,895	1,837,450
Less: Deferred debt expenses	14,803	—	16,286	—

Long-term debt	$1,695,092	1,685,936	1,693,609	1,837,450

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

The fair values of the Company’s long-term debt are considered Level 3 fair values (see note 13 for further discussion of the fair value hierarchy) and are measured using the discounted future cash flows method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a similar debt security. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement.

The Company’s 3.15% Notes mature in 2021. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2023. The aggregate principal amount of long-term debt maturing in the next five years is $300,000.

(11)    Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments.

In accordance with the Tax Act, the Company recorded a provisional tax expense of $316,423 in the fourth quarter of 2017, the period in which the legislation was enacted. The total expense included $271,605 for the deemed repatriation tax and $44,818 of expense primarily due to the remeasurement of deferred taxes associated with the corporate rate reduction. The Company expected to utilize $90,300 of existing tax credits to reduce the $271,605 U.S. federal tax liability due to the deemed repatriation tax, which resulted in $181,305 to be paid over eight years. This liability was included as a component of other liabilities as of December 31, 2017. Additionally, Staff Accounting Bulletin (SAB) 118 was issued to address the application of U.S. GAAP in situations when the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed its analysis based on legislative updates relating to the Tax Act currently available which resulted in an additional SAB 118 tax expense of $40,650, primarily related to adjustments to the transition tax in the year ended December 30, 2018.

The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2018	2017	2016
United States	$6,293	168,370	146,013
International	264,109	617,780	546,476

Total earnings before income taxes	$270,402	786,150	692,489

Income taxes attributable to earnings before income taxes are:

	2018	2017	2016
Current
United States	$12,805	202,374	78,958
State and local	5,644	2,926	3,208
International	42,613	72,138	77,834

	61,062	277,438	160,000

Deferred
United States	(4,937)	105,174	11,989
State and local	(471)	1,658	411
International	(5,686)	5,273	(13,062)

	(11,094)	112,105	(662)

Total income taxes	$49,968	389,543	159,338

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2018	2017	2016
Statutory income tax rate	21.0%	35.0%	35.0%
State and local income taxes, net	1.5	0.3	0.3
Tax on international earnings	(11.4)	(23.0)	(15.8)
Change in unrecognized tax benefits	(7.9)	1.0	1.7
Share-based compensation	(4.0)	(4.1)	—
Tax Cuts and Jobs Act of 2017	15.0	39.4	—
Research and development tax credits	(1.9)	(0.5)	(0.4)
Non-deductible goodwill impairment	2.0	—	—
Other, net	4.2	1.5	2.2

	18.5%	49.6%	23.0%

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 30, 2018 and December 31, 2017 are:

	2018	2017
Deferred tax assets:
Accounts receivable	$29,094	31,424
Inventories	11,958	11,198
Loss and credit carryforwards	105,915	36,821
Operating expenses	21,213	20,424
Pension	11,543	8,372
Other compensation	35,418	37,718
Postretirement benefits	7,894	8,497
Interest rate hedge	5,607	6,012
Tax sharing agreement	4,015	5,514
Other	9,077	11,721

Gross deferred tax assets	241,734	177,701
Valuation allowance	(36,311)	(32,851)

Net deferred tax assets	205,423	144,850

Deferred tax liabilities:
Depreciation and amortization of long-lived assets	12,258	29,226
Equity method investment	15,113	12,829
Other	9,885	11,018

Deferred tax liabilities	37,256	53,073

Net deferred income taxes	$168,167	91,777

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

The most significant amount of the carryforward relates to tax attributes that will be used to offset the 2017 transition tax.

At December 30, 2018 and December 31, 2017, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

	2018	2017
Other assets	174,077	97,870
Other liabilities	(5,910)	(6,093)

Net deferred income taxes	$168,167	91,777

The Company has a valuation allowance for certain deferred tax assets at December 30, 2018 of $36,311, which is an increase of $3,460 from $32,851 at December 31, 2017. The valuation allowance pertains to certain U.S. state and international loss and credit carryforwards, some of which have no expiration and others that would expire beginning in 2019.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Tax Act eliminates the deferral of U.S. income tax on these foreign earnings by imposing a transition tax which is a one-time mandatory deemed repatriation tax. As a result we now intend to repatriate substantially all of our accumulated foreign earnings. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. However, tax reform gives more companies flexibility to manage cash globally. We have recorded $494 of US state income taxes as part of the provisional repatriation tax amount, which will be incurred due to certain future cash distributions. The Company has not finalized the timing of any actual cash distributions or the specific amounts and therefore we could still be subject to some additional foreign withholding taxes and U.S. state taxes. We will record these additional tax effects, if any, in the period that we complete our analysis and are able to make a reasonable estimate.

A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 30, 2018, December 31, 2017, and December 25, 2016 is as follows:

	2018	2017	2016
Balance at beginning of year	$84,244	80,388	63,549
Gross increases in prior period tax positions	4,449	2,518	2,727
Gross decreases in prior period tax positions	(55,752)	(28,653)	(3,103)
Gross increases in current period tax positions	16,987	34,056	34,155
Decreases related to settlements with tax authorities	(1,102)	(1,375)	(11,662)
Decreases from the expiration of statute of limitations	(2,752)	(2,690)	(5,278)

Balance at end of year	$46,074	84,244	80,388

Unrecognized tax benefits as of December 30, 2018, December 31, 2017 and December 25, 2016, were $46,074, $84,244, and $80,388, respectively. If recognized, these tax benefits would have affected our income tax provision for fiscal years 2018, 2017, and 2016, by approximately $45,000, $77,000, and $70,000, respectively.

During 2018, 2017, and 2016, the Company recognized $3,101, $2,431, and $2,135, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 30, 2018, December 31, 2017, and December 25, 2016, the Company had accrued potential interest and penalties of $4,200, $5,157, and $3,966, respectively.

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

The Company believes it is reasonably possible that a decrease of approximately $15,700 in gross unrecognized tax benefits may be necessary within the coming year as a result of expected tax return settlements and lapse of statute of limitations.

(12)    Capital Stock

In May 2018, the Company’s Board of Directors authorized the repurchases of up to $500,000 in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2018, the Company repurchased 2,655 shares at an average price of $94.15. The total cost of these repurchases, including transaction costs, was $250,054. At December 30, 2018, $427,966 remained under the current authorizations.

(13)    Fair Value of Financial Instruments

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

Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments using net asset value per share. At December 30, 2018 and December 31, 2017, these investments totaled $23,913 and $24,436, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net (losses) gains of $(180), $1,500 and $1,010 on these investments in other (income) expense, net for the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively, relating to the change in fair value of such investments

At December 30, 2018 and December 31, 2017, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 30, 2018
Assets:
Available-for-sale securities	$914	914	—	—
Derivatives	26,076	—	26,076	—

Total assets	$26,990	914	26,076	—

Liabilities:
Derivatives	$1,610	—	1,610	—
Option agreement	23,440	—	—	23,440

Total liabilities	$25,050	—	1,610	23,440

December 31, 2017
Assets:
Available-for-sale securities	$3,126	3,126	—	—
Derivatives	12,226	—	12,226	—

Total assets	$15,352	3,126	12,226	—

Liabilities:
Derivatives	$23,051	—	23,051	—
Option agreement	23,980	—	—	23,980

Total liabilities	$47,031	—	23,051	23,980

Available-for-sale securities include equity securities of one company quoted on an active public market. The Company’s derivatives consist of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at December 30, 2018 and December 31, 2017 is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2018.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

	2018	2017
Balance at beginning of year	$(23,980)	(28,770)
Net gains from change in fair value	540	4,790

Balance at end of year	$(23,440)	(23,980)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At December 30, 2018 and December 31, 2017 these investments had fair values of $23,913 and $24,436, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(14)    Stock Options, Other Stock Awards and Warrants

The Company has reserved 8,495 shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options and share awards are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.

Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 was $27,892, $56,032 and $61,624, respectively, and was recorded as follows:

	2018	2017	2016
Cost of sales	$—	—	200
Product development	3,466	3,312	3,248
Selling, distribution and administration	24,426	52,720	58,176

	27,892	56,032	61,624
Income tax benefit	2,832	9,574	20,298

	$25,060	46,458	41,326

The following table represents total stock compensation expense by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employee members of the Company’s Board of Directors, for the years ended December 30, 2018, December 31, 2017 and December 25, 2016:

	2018	2017	2016
Stock performance awards	$842	27,522	34,248
Restricted stock units	17,897	20,573	19,908
Stock options	7,393	6,342	5,838
Non-employee awards	1,760	1,595	1,630

	27,892	56,032	61,624
Income tax benefit	2,832	9,574	20,298

	$25,060	46,458	41,326

Stock Performance Awards

In 2018, 2017 and 2016, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative operating performance targets over the three fiscal years ended December 2020, December 2019, and December 2018 for the 2018, 2017 and 2016 awards, respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. For certain employees, the Stock Performance Awards also include an additional return on invested capital target in addition to the diluted earnings per share and revenue targets. The ultimate amount of the award may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.

Information with respect to Stock Performance Awards for 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Outstanding at beginning of year	900	1,074	992
Granted	250	428	529
Forfeited	(49)	(28)	(23)
Vested	(468)	(574)	(424)

Outstanding at end of year	633	900	1,074

Weighted average grant-date fair value:
Granted	$88.18	99.58	74.69
Forfeited	$86.27	74.86	61.86
Vested	$61.86	52.21	47.21
Outstanding at end of year	$86.58	77.27	62.19

Shares granted in 2018 include 14 shares related to the 2016 award, reflecting increases in the ultimate amount of shares to be issued based on the Company’s cumulative results achieved during the performance period. These shares are excluded from the calculation of the weighted average grant-date fair value of Stock Performance awards granted in 2018. Similarly, shares granted in 2017 included 227 additional shares related to the 2015 award, and shares granted in 2016 included 276 additional shares related to the 2014 award. These shares were excluded from the calculation of the weighted average grant-date fair value of Stock Performance awards granted in 2017 and 2016.

During 2018, 2017 and 2016, the Company recognized $842, $27,522 and $34,248, respectively, of expense relating to Stock Performance Awards. Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis, the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected amount of shares to be issued as defined in the respective stock performance award agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. During 2018, it was determined that it was no longer probable that targets would be met for certain Stock Performance Awards and, as a result, a portion of the previously recognized expense related to those awards was reversed. At December 30, 2018, the amount of total unrecognized compensation cost related to these awards is approximately $15,516 and the weighted average period over which this will be expensed is 23 months.

Restricted Stock Units

The Company, as part of its annual equity grant to executive officers and certain other employees, issues restricted stock or grants restricted stock units. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally three years. During 2018, 2017 and 2016, the Company recognized compensation expense, net of forfeitures, on these awards of $17,897, $20,573 and $19,908, respectively. At December 30, 2018, the amount of total unrecognized compensation cost related to restricted stock units is $25,152 and the weighted average period over which this will be expensed is 23 months.

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

Excluding the aforementioned award for 587 shares, information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Outstanding at beginning of year	636	795	955
Granted	257	203	245
Forfeited	(40)	(41)	(41)
Vested	(419)	(321)	(364)

Outstanding at end of year	434	636	795

Weighted average grant-date fair value:
Granted	$97.45	98.88	75.23
Forfeited	$93.45	68.01	59.37
Vested	$67.34	57.58	43.89
Outstanding at end of year	$94.22	75.13	61.65

Stock Options

Information with respect to stock options for each of the three fiscal years ended December 30, 2018 is as follows:

	2018	2017	2016
Outstanding at beginning of year	2,579	2,768	3,445
Granted	538	458	492
Exercised	(736)	(597)	(1,143)
Expired or forfeited	(71)	(50)	(26)

Outstanding at end of year	2,310	2,579	2,768

Exercisable at end of year	1,391	1,661	1,708

Weighted average exercise price:
Granted	$98.10	98.80	74.42
Exercised	$45.64	49.31	41.75
Expired or forfeited	$93.81	57.33	56.43
Outstanding at end of year	$74.78	62.12	53.21
Exercisable at end of year	$61.59	50.02	45.50

With respect to the 2,310 outstanding options and 1,391 options exercisable at December 30, 2018, the weighted average remaining contractual life of these options was 3.90 years and 2.81 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 30, 2018 was $30,574 and $29,652, respectively. Substantially all unvested outstanding options are expected to vest.

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2018, 2017 and 2016 was $19.26, $18.25 and $13.01, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2018, 2017 and 2016:

	2018	2017	2016
Risk-free interest rate	2.57%	1.85%	1.16%
Expected dividend yield	2.57%	2.31%	2.74%
Expected volatility	27%	24%	26%
Expected option life	4 years	5 years	5 years

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2018, 2017 and 2016 were $38,909, $31,406 and $47,992, respectively.

At December 30, 2018, the amount of total unrecognized compensation cost related to stock options was $10,096 and the weighted average period over which this will be expensed is 22 months.

Non-Employee Awards

In 2018, 2017 and 2016, the Company granted 20, 16 and 23 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 11 shares from the 2018 grant, 10 shares from the 2017 grant and 16 shares from the 2016 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,760 was recorded in selling, distribution and administration expense in the year ended December 30, 2018, $1,595 in the year ended December 31, 2017 and $1,630 in the year ended December 25, 2016.

(15)    Pension, Postretirement and Postemployment Benefits

Pension and Postretirement Benefits

The Company recognizes an asset or liability for each of its defined benefit pension plans equal to the difference between the projected benefit obligation of the plan and the fair value of the plan’s assets. Actuarial gains and losses and prior service costs that have not yet been included in income are recognized in the consolidated balance sheets in AOCE. Prior to 2018, reclassifications to earnings from AOCE related to pension and postretirement plans are recorded to selling, distribution and administration expense. As a result of the adoption of ASU 2017-07 (see Note 1) in 2018, reclassifications to earnings from AOCE related to pension and postretirement plans were recorded to other (income) expense in 2018.

Expenses related to the Company’s defined benefit pension and defined contribution plans for 2018, 2017 and 2016 were approximately $41,900, $45,900 and $45,200, respectively. Of these amounts, $32,300, $36,000 and $33,300, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.

United States Plans

Prior to 2008, substantially all United States employees were covered under at least one of several non-contributory defined benefit pension plans maintained by the Company. Benefits under the two major plans which principally covered non-union employees, were based primarily on salary and years of service. One of these major plans is funded. Benefits under the remaining plans are based primarily on fixed amounts for specified years of service. In 2007, for the two major plans covering its non-union employees, the Company froze benefits being accrued effective at the end of December 2007. Following the August 2015 sale of its manufacturing facility in East Longmeadow, MA, the Company elected to freeze benefits related to its major plan covering union employees. Effective January 1, 2016, the plan covering union employees merged with and into the Hasbro Inc. Pension Plan, and ceased to exist as a separate plan on that date.

In February 2018, the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan (“Plan”). During the first quarter of 2018 the Company commenced the plan termination process and expects to complete the transfer of the Plan’s assets to a third-party administrator in the second quarter of 2019.

In connection with the decision to terminate the Plan, the Company remeasured the projected benefit obligation in the first quarter of 2018 based on the expected Plan termination costs. This remeasurement utilized a discount rate of 3.2% compared to the discount rate of 3.7% utilized in the December 31, 2017 measurement and resulted in an increase in the projected benefit obligation of $35,192 with offsetting amounts recorded to accumulated other comprehensive losses and deferred taxes. Upon settlement of the pension liability, the Company will reclassify the related pension losses, currently recorded to accumulated other comprehensive loss, to the consolidated statements of operations. As of December 30, 2018, the Company had unrecognized losses related to the Plan of $142,439. The Company will recognize this loss upon termination of the Plan, adjusted for year-end remeasurement, as well as the total required payout to plan participants which will be determined based on employee elections and market conditions present at the time of termination.

At December 30, 2018, the measurement date, the projected benefit obligations of the funded plans were in excess of the fair value of the plans’ assets in the amount of $6,423 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $32,072. At December 31, 2017 the fair value of the funded plans’ assets were in excess of the projected benefit obligations in the amount of $25,603 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $35,981.

Hasbro also provides certain postretirement health care and life insurance benefits to eligible employees who retire and have either attained age 65 with 5 years of service or age 55 with 10 years of service. The cost of providing these benefits on behalf of employees who retired prior to 1993 has been substantially borne by the Company. The cost of providing benefits on behalf of substantially all employees who retire after 1992 is borne by the employee. The plan is not funded.

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 30, 2018 and December 31, 2017.

	Pension		Postretirement
	2018	2017	2018	2017
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$393,367	372,824	32,153	28,484
Service cost	1,300	1,290	756	691
Interest cost	13,358	15,303	1,171	1,179
Amendment	(78)	—	—	—
Actuarial (gain) loss	13,010	27,670	(2,339)	3,432
Benefits paid	(22,718)	(22,579)	(1,660)	(1,633)
Expenses paid	(2,521)	(1,141)	—	—

Projected benefit obligation — ending	$395,718	393,367	30,081	32,153

Accumulated benefit obligation — ending	$395,718	393,367	30,081	32,153

Change in Plan Assets
Fair value of plan assets — beginning	$382,989	309,380	—	—
Actual return on plan assets	(3,328)	44,562	—	—
Employer contribution	2,802	52,767	—	—
Benefits paid	(22,718)	(22,579)	—	—
Expenses paid	(2,521)	(1,141)	—	—

Fair value of plan assets — ending	$357,224	382,989	—	—

Reconciliation of Funded Status
Projected benefit obligation	$(395,718)	(393,367)	(30,081)	(32,153)
Fair value of plan assets	357,224	382,989	—	—

Funded status	(38,494)	(10,378)	(30,081)	(32,153)
Unrecognized net loss	155,829	132,088	3,350	5,853

Net amount	$117,335	121,710	(26,731)	(26,300)

Accrued liabilities	$(8,946)	(2,448)	(1,607)	(1,630)
Other liabilities	(29,548)	(7,930)	(28,474)	(30,523)
Accumulated other comprehensive earnings (loss)	155,829	132,088	3,350	5,853

Net amount	$117,335	121,710	(26,731)	(26,300)

In fiscal 2019, the Company expects amortization of unrecognized net losses related to its defined benefit pension plans and post retirement plan of $12,116 and $21, respectively, to be included as a component of net periodic benefit cost.

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2018	2017
Pension
Weighted average discount rate	3.72%	3.71%
Mortality table	RP-2014/Scale BB	RP-2014/Scale BB
Postretirement
Discount rate	4.33%	3.74%
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2024	2024

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

The Plan Asset’s allocations are structured to meet a long-term targeted total return consistent with the ongoing nature of the pension plan liabilities. The shared long-term total return goal, presently 4.75%, includes income plus realized and unrealized gains and/or losses on the Plan’s assets. Utilizing generally accepted diversification techniques, the Plan Assets, in aggregate and at the individual portfolio level, are invested so that the total portfolio risk exposure and risk-adjusted returns best meet the pension plan long-term obligations to employees. The Company’s asset allocation has included alternative investment strategies designed to achieve a modest absolute return in addition to the return on an underlying asset class such as bond or equity indices. These alternative investment strategies used derivatives to gain market returns in an efficient and timely manner; however, derivatives were not used to leverage the portfolio beyond the market value of the underlying assets. The Plan’s Assets were not involved in these alternative investment strategies at December 30, 2018. Investments in these alternative strategies were included in other equity, total return fund and fixed income asset categories at December 31, 2017. Plan asset allocations are reviewed at least quarterly and rebalanced to achieve target allocation among the asset categories when necessary.

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

The assets of the funded plans are managed by investment advisors. The fair values of the plan assets by asset class and fair value hierarchy level (excluding assets for which the fair value is measured using net asset value per share) as of December 30, 2018 and December 31, 2017 are as follows:

		Fair value measurements using:
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2018
Equity:
Other measured at net asset value(a)	300	—	—	—
Fixed Income measured at net asset value(a)	251,300	251,300	—	—
Cash Equivalents measured as net asset value(a)	105,600	—	—	—

	$357,200	251,300	—	—

2017
Equity:
Large Cap	$38,400	38,400	—	—
Small Cap	25,300	25,300	—	—
International measured at net asset value(a)	43,900	43,900	—	—
Other measured at net asset value(a)	300	—	—	—
Fixed Income measured at net asset value(a)	217,200	—	—	—
Total Return Fund measured at net asset value(a)	26,900	26,900	—	—
Cash Equivalents measured as net asset value(a)	31,000	—	—	—

	$383,000	134,500	—	—

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

At December 30, 2018 the Company’s investments for which the fair value is measured using net asset value per share include the following; Cash and cash equivalents—$105,600 of cash and cash equivalents which are redeemable daily and public-private investment funds—$300 consisting of a public-private investment fund which is valued using the net asset value provided by the investment manager and invests in commercial mortgage-backed securities and non-agency residential mortgage-backed securities. The Company believes that the net asset values are the best information available for use in the fair value measurement of these funds.

The following is a detail of the components of the net periodic benefit cost for the three years ended December 30, 2018.

	2018	2017	2016
Components of Net Periodic Cost
Pension
Service cost	$1,300	1,290	2,100
Interest cost	13,358	15,303	16,106
Expected return on assets	(18,475)	(19,534)	(17,013)
Amortization of actuarial loss	10,995	9,082	7,361

Net periodic benefit cost	$7,178	6,141	8,554

Postretirement
Service cost	$756	691	532
Interest cost	1,171	1,179	1,175
Amortization of actuarial loss	165	—	—

Net periodic benefit cost (income)	$2,092	1,870	1,707

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2018	2017	2016
Pension
Weighted average discount rate	3.71%	4.22%	4.58%
Long-term rate of return on plan assets	4.75%	6.25%	6.75%
Postretirement
Discount rate	3.74%	4.26%	4.64%
Health care cost trend rate assumed for next year	6.50%	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2021	2021

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 30, 2018 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 0.7%.

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

Expected benefit payments under the defined benefit pension plans (which reflects the expected completion of the termination of the Plan in 2019) and the postretirement benefit plan for the next five years subsequent to 2018 and in the aggregate for the following five years are as follows:

	Pension	Postretirement
2019	$368,278	1,641
2020	2,465	1,594
2021	2,434	1,548
2022	2,410	1,510
2023	2,420	1,472
2024-2028	11,634	7,031

International Plans

Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 30, 2018 and

December 31, 2017, the defined benefit plans had total projected benefit obligations of $98,476 and $127,012, respectively, and fair values of plan assets of $78,184 and $100,766, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $2,392, $3,473 and $1,533 in 2018, 2017 and 2016, respectively. In fiscal 2019, the Company expects amortization of $(34) of prior service costs, $965 of unrecognized net losses and $2 of unrecognized transition obligation to be included as a component of net periodic benefit cost.

Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2018 and in the aggregate for the five years thereafter are as follows: 2019: $1,774; 2020: $1,958; 2021: $2,072; 2022: $2,279; 2023: $2,531; and 2024 through 2028: $15,337.

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

(16)    Leases

Hasbro occupies offices and uses certain equipment under various operating lease arrangements. The rent expense under such arrangements, net of sublease income which is not material, for 2018, 2017 and 2016 amounted to $65,181, $63,615 and $52,585, respectively.

Minimum rentals, net of minimum sublease income, which is not material, under long-term operating leases for the five years subsequent to 2018 and in the aggregate thereafter are as follows: 2019: $47,131; 2020: $31,414; 2021: $22,807; 2022: $15,876; 2023: $12,524; and thereafter: $27,077.

All leases expire prior to the end of 2037. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be based on the present value of lease payments and the asset will be based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Additional quantitative and qualitative disclosures will be required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to the balance sheet. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms are being evaluated, including extension and renewal options as well as the lease payments associated with the leases. The Company does not expect that its results of operations will be materially impacted by this standard. The adoption of this standard will not have an impact on the Company’s cash flows.

(17)    Derivative Financial Instruments

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

Cash Flow Hedges

Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in years 2019 through 2022.

At December 30, 2018 and December 31, 2017, the notional amounts and fair values of assets (liabilities) for the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2018		2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$468,305	15,089	756,673	(13,695)
Sales	298,194	11,232	423,315	16,144
Royalties and Other	26,341	(304)	196,889	(10,383)

Total	$792,840	26,017	1,376,877	(7,934)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 30, 2018 and December 31, 2017 as follows:

	2018	2017
Prepaid expenses and other current assets
Unrealized gains	$21,718	13,666
Unrealized losses	(972)	(10,319)

Net unrealized gain	$20,746	3,347

Other assets
Unrealized gains	$6,173	11,255
Unrealized losses	(843)	(2,376)

Net unrealized gain	$5,330	8,879

Accrued liabilities
Unrealized gains	$77	4,215
Unrealized losses	(136)	(15,484)

Net unrealized loss	$(59)	(11,269)

Other liabilities
Unrealized gains	$—	4,546
Unrealized losses	—	(13,437)

Net unrealized loss	$—	(8,891)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 as follows:

	2018	2017	2016
Consolidated Statements of Operations Classification
Cost of sales	$3,909	(1,905)	57,786
Sales	3,479	5,315	7,467
Royalties and other	(527)	(6,000)	(5,776)

Net realized gains (losses)	$6,861	(2,590)	59,477

In addition, net (losses) gains of $(6,173), $(6,847) and $400 were reclassified to earnings as a result of hedge ineffectiveness in 2018, 2017 and 2016, respectively.

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of December 30, 2018 and December 31, 2017, the total notional amount of the Company’s undesignated derivative instruments was $452,773 and $418,471, respectively.

At December 30, 2018 and December 31, 2017, the fair value of the Company’s undesignated derivative financial instruments are recorded in the consolidated balance sheets as follows:

	2018	2017
Accrued liabilities
Unrealized gains	$1,269	1,793
Unrealized losses	(2,820)	(4,684)

Net unrealized loss	$(1,551)	(2,891)

Total unrealized losses	$(1,551)	(2,891)

The Company recorded net gains (losses) of $11,698, $(4,267) and $32,524 on these instruments to other (income) expense, net for 2018, 2017 and 2016, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.

For additional information related to the Company’s derivative financial instruments see notes 3 and 13.

(18)    Acquisition

In January 2018, the FASB issued Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of providing guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the standard was effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-01 in the second quarter of 2018.

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

The total purchase price for the assets was $535,850, consisting of the following:

Cash Consideration:
To seller(1)	$152,000
Held in escrow(2)	25,000
Market value of stock issued to seller(3)	280,397
Deferred purchase price due in January 2019(4)	75,000

532,397
Acquisition costs	1,973
Other adjustment	1,480

Total Purchase Price to be allocated	$535,850

1.

The Company previously paid Saban Brands $22,250 for the POWER RANGERS master toy license agreement announced in February 2018 and those amounts were credited to, and included above, in the purchase price.

2.

The $25,000 was placed into an escrow account to support customary indemnification obligations of Saban Properties, and is considered restricted cash within cash and cash equivalents on the balance sheet with an offsetting liability included in other current liabilities. One-half of the $25,000 in escrow was released on January 3, 2019, and the remaining half is scheduled on the one-year anniversary of the closing date, less any claim amounts deducted from the escrow prior to those dates.

3.	The Company issued 3,074 shares of Hasbro common stock to Saban Properties, valued at $280,397.
4.	An additional $75,000 was paid in January 2019 with no contingencies.

The total purchase price was allocated on a relative fair value basis as follows:

•	$534,370 was recorded as an intangible asset – POWER RANGERS IP rights, which will be amortized over a period of 25 years;

•	$7,884 as current assets;

•	$325 as capitalized production costs; and

•	$6,729 as other current liabilities.

On July 13, 2016, the Company acquired Boulder Media Limited (“Boulder”), an animation studio based in Dublin, Ireland. The consideration included an initial cash payment of approximately $13,177 and provisions for future earnout payments. Based on the Company’s analysis, goodwill in the amount of $11,821 was recorded.

(19)    Restructuring Actions

During 2018, the Company announced a comprehensive restructuring plan which consists of re-designing its go-to market strategy and re-shaping its organization to become a more responsive, innovative and digitally-driven play and entertainment company. As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, the Company continues to transform and reimagine its business to make sure it has the right talent and capabilities to stay competitive. This includes adding new capabilities based on our understanding of the consumer and how our retailers are going to market, while also changing many of the ways we organize across our Brand Blueprint. As part of this process the Company has taken certain actions, which will continue through 2019. The actions primarily include headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future.

In the first quarter of 2018, the Company recorded a pre-tax severance expense of $17,349, primarily outside of the U.S., related to this 2018 restructuring program. During the fourth quarter of 2018, the Company recorded an additional $72,000 of pre-tax severance charges related to the program. These charges were included within selling, distribution and administration costs on the Consolidated Statements of Operations for the year ended December 30, 2018 and reported within Corporate and Eliminations. The detail of activity related to the program is as follows:

Total expense recorded in 2018	$89,349
Payments made in 2018	(20,157)

Remaining amounts to be paid in 2019	$69,192

(20)    Commitments and Contingencies

Hasbro had unused open letters of credit and related instruments of approximately $29,000 and $36,500 at December 30, 2018 and December 31, 2017, respectively.

The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 30, 2018, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2019: $78,711; 2020: $103,166; 2021: $90,350; 2022: $64,892; 2023: $153; and thereafter: $459. At December 30, 2018, the Company had $72,671 of prepaid royalties, $38,321 of which are included in prepaid expenses and other current assets and $34,350 of which are included in other assets.

In addition to the above commitments, certain of the above contracts impose minimum marketing commitments on the Company. The Company may be subject to additional royalty guarantees totaling $50,000 that are not included in the amounts above that may be payable during the year contingent upon the quantity and types of theatrical movie releases by the licensor.

In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $33,800 and may range from approximately $4,500 to $5,400 per year during the period 2019 to 2023, and approximately $9,230 in aggregate for all years occurring thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.

At December 30, 2018, the Company estimates payments related to inventory and tooling purchase commitments may total approximately $536,688, including contractual commitments under the manufacturing agreement with Cartamundi as follows: 2019: $102,772 and 2020: $81,423.

Hasbro is party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

(21)    Segment Reporting

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

Results shown for fiscal years 2018, 2017 and 2016 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2018
U.S. and Canada	$2,433,412	10,242	382,013	12,327	29,775	2,928,209
International	1,847,585	290	39,470	6,530	4,652	2,229,053
Entertainment and Licensing	298,540	15,796	17,311	3,419	2,111	592,202
Global Operations(a)	109	1,439,292	(8,415)	84,759	82,912	3,197,847
Corporate and eliminations(b)	—	(1,465,620)	(99,327)	60,923	20,976	(3,684,323)

Consolidated Total	$4,579,646	—	331,052	167,958	140,426	5,262,988

2017
U.S. and Canada	$2,690,527	8,157	509,942	19,457	5,849	2,749,384
International	2,233,579	382	228,669	9,527	4,669	2,499,985
Entertainment and Licensing	285,579	21,889	96,400	5,526	7,637	626,193
Global Operations(a)	97	1,644,650	4,014	92,595	89,619	2,819,768
Corporate and eliminations(b)	—	(1,675,078)	(28,666)	44,731	27,103	(3,405,347)

Consolidated Total	$5,209,782	—	810,359	171,836	134,877	5,289,983

2016
U.S. and Canada	$2,559,907	7,091	522,287	12,764	8,107	2,559,792
International	2,194,651	1,908	294,497	20,768	7,258	2,368,761
Entertainment and Licensing	265,205	23,220	49,876	9,869	13,072	692,898
Global Operations(a)	59	1,617,370	19,440	78,249	89,051	2,326,566
Corporate and eliminations(b)	—	(1,649,589)	(98,052)	32,820	37,412	(2,856,651)

Consolidated Total	$5,019,822	—	788,048	154,470	154,900	5,091,366

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.
(b)

Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and eliminations. Furthermore, Corporate and eliminations includes elimination of inter-company income statement transactions. One such example includes licensing and service arrangements with affiliates. Payments received in advance from affiliates are recognized as revenue and eliminated in consolidation as earned and payment becomes assured over the life of the contract. During 2018, 2017 and 2016, affiliate licensing and service fees of $338,304, $298,693 and $283,078, respectively, that were received in 2017, 2016 and 2015, respectively, were recognized as revenue and eliminated in consolidation. Corporate and eliminations also includes the elimination of inter-company balance sheet amounts.

The following table represents consolidated International segment net revenues by major geographic region for the three fiscal years ended December 30, 2018.

	2018	2017	2016
Europe	$1,046,901	1,381,949	1,404,478
Latin America	454,066	485,088	463,638
Asia Pacific	346,618	366,542	326,535

Net revenues	$1,847,585	2,233,579	2,194,651

The following table presents consolidated net revenues by brand portfolio for the three fiscal years ended December 30, 2018.

	2018	2017	2016
Franchise brands	$2,445,902	2,690,394	2,375,265
Partner brands	987,283	1,271,597	1,412,770
Hasbro gaming	787,692	893,019	813,433
Emerging brands	358,769	354,772	418,354

Net revenues	$4,579,646	5,209,782	5,019,822

For the years ended December 31, 2017 and December 25, 2016, net revenues of $122,432 and $47,597, respectively, were reclassified from Emerging Brands to Franchise Brands to conform to the presentation for the year ended December 30, 2018.

Hasbro’s total gaming category, including all gaming net revenues, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $1,443,164, $1,497,795 and $1,387,077 for the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively.

Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location.

	2018	2017	2016
Net revenues
United States	$2,497,331	2,732,034	2,575,696
International	2,082,315	2,477,748	2,444,126

	4,579,646	5,209,782	5,019,822

Long-lived assets
United States	1,287,444	894,597	933,848
International	148,753	155,558	150,054

	$1,436,197	1,050,155	1,083,902

Principal international markets include Europe, Canada, Mexico and Latin America, Australia, China and Hong Kong. Long-lived assets include property, plant and equipment, goodwill and other intangibles.

Other Information

Hasbro markets its products primarily to customers in the retail sector. Although the Company closely monitors the creditworthiness of its customers, adjusting credit policies and limits as deemed appropriate, a substantial portion of its customers’ ability to discharge amounts owed is generally dependent upon the overall retail economic environment.

In 2018 the Company’s largest customers were Wal-Mart Stores, Inc. and Target Corporation. Sales to these customers amounted to 20% and 9%, respectively of consolidated net revenues in 2018. In 2017 and 2016 the Company’s largest customers were Wal-Mart Stores, Inc., Toys“R”Us, Inc. and Target Corporation. Sales to these customers amounted to 19%, 9% and 9%, respectively, of consolidated net revenues during 2017 and 18%, 9% and 9%, respectively, of consolidated net revenues during 2016. These sales were primarily within the U.S. and Canada segment.

Hasbro purchases certain components used in its manufacturing process and certain finished products from manufacturers in the Far East. The Company’s reliance on external sources of manufacturing can be shifted, over a period of time, to alternative sources of supply for products it sells, should such changes be necessary. However, if the Company were prevented from obtaining products from a substantial number of its current Far East suppliers due to political, labor or other factors beyond its control, the Company’s operations would be disrupted, potentially for a significant period of time, while alternative sources of product were secured. The imposition of trade sanctions, tariffs, border adjustment taxes or other measures by the United States or the European Union against a class of products imported by Hasbro from, or the loss of “normal trade relations” status with, China, or other countries where we manufacture products, or other factors which increase the cost of manufacturing in China, or other countries where we manufacture products, such as higher labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured and imported into other markets.

The Company has agreements which allow it to develop and market products based on properties owned by third parties including its license with Marvel Entertainment, LLC and Marvel Characters B.V. (together “Marvel”) and its license with Lucas Licensing Ltd. and Lucasfilm Ltd. (together “Lucas”). These licenses have multi-year terms and provide the Company with the right to market and sell designated classes of products based on Marvel’s portfolio of brands, including SPIDER-MAN and THE AVENGERS, and Lucas’s STAR WARS brand. The Company also has a license to market products with The Walt Disney Company for DISNEY PRINCESS and DISNEY FROZEN lines. Hasbro’s net revenues from these licenses can be significant in any given year based on the level of third party entertainment. In addition to DISNEY PRINCESS and DISNEY FROZEN, both Marvel and Lucas are owned by The Walt Disney Company.

(22)    Quarterly Financial Data (Unaudited – see accompanying accountants’ report)

	Quarter
	First	Second	Third	Fourth	Full Year
2018
Net revenues	$716,341	904,458	1,569,686	1,389,161	4,579,646
Operating profit (loss)	(80,419)	87,588	313,336	10,547	331,052
Earnings (loss) before income taxes	(88,388)	68,124	295,794	(5,128)	270,402
Net earnings (loss)	(112,492)	60,299	263,861	8,766	220,434

Per common share
Net earnings (loss)
Basic	$(0.90)	0.48	2.08	0.07	1.75
Diluted	(0.90)	0.48	2.06	0.07	1.74
Market price
High	$103.39	93.00	109.60	107.57	109.60
Low	83.56	79.00	91.70	76.84	76.84
Cash dividends declared	$0.63	0.63	0.63	0.63	2.52

2017
Net revenues	$849,663	972,506	1,791,502	1,596,111	5,209,782
Operating profit	78,343	99,984	360,944	271,088	810,359
Earnings before income taxes	70,837	86,886	349,841	278,586	786,150
Net earnings (loss)	68,599	67,723	265,583	(5,298)	396,607

Per common share
Net earnings (loss)
Basic	$0.55	0.54	2.12	(0.04)	3.17
Diluted	0.54	0.53	2.09	(0.04)	3.12
Market price
High	$101.08	113.49	116.20	99.17	116.20
Low	77.20	94.76	91.57	87.92	77.20
Cash dividends declared	$0.57	0.57	0.57	0.57	2.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 30, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 30, 2018. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013)”. Based on this assessment, Hasbro’s management concluded that, as of December 30, 2018, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Hasbro, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Hasbro, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interest for each of the years in the three-year period ended December 30, 2018, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Providence, Rhode Island

February 26, 2019

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item with respect to executive officers of the Company is included in Part I, Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

The Company has also posted on its website, in the Corporate Governance location referred to above, copies of its Corporate Governance Principles and of the charters for its (i) Audit, (ii) Compensation, (iii) Finance, (iv) Nominating, Governance and Social Responsibility, (v) Executive Committee and (vi) Cybersecurity and Data Privacy Committee of its Board of Directors.

In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s six Board Committees, are all available free of charge upon request to the Company’s Senior Vice President, Chief Legal Officer and Corporate Secretary, Tarrant Sibley, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02861-1059.

Item 11.	Executive Compensation.

The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits

(1) Consolidated Financial Statements

Included in PART II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 30, 2018 and December 31, 2017

Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2018, 2017 and 2016

Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the Three Fiscal Years Ended in December 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedules

Included in PART IV of this report:

For the Three Fiscal Years Ended in December 2018, 2017 and 2016:

Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

Item 16.	Form 10-K Summary.

Not applicable.

Exhibit

3.	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

	(b)	Amendment to Articles of Incorporation, dated June 28, 2000. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

	(c)	Amendment to Articles of Incorporation, dated May 19, 2003. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

	(d)	Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, File No. 1-6682.)

	(e)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 6, 2014, File No. 1-6682.)

	(f)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 5, 2015, File No. 1-6682.)

	(g)	Amendment to Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 10, 2015, File No. 1-6682.)

	(h)	Certificate of Designations of Series C Junior Participating Preference Stock of Hasbro, Inc. dated June 29, 1999. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

	(i)	Certificate of Vote(s) authorizing a decrease of class or series of any class of shares. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)

4.	Instruments defining the rights of security holders, including indentures.

	(a)	Indenture, dated as of July 17, 1998, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to Citibank, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 14, 1998, File No. 1-6682.)

	(b)	Indenture, dated as of March 15, 2000, by and between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4(b)(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1999, File No. 1-6682.)

	(c)	First Supplemental Indenture, dated as of September 17, 2007, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, File No. 1-6682.)

	(d)	Second Supplemental Indenture, dated as of May 13, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2009, File No. 1-6682.)

	(e)	Third Supplemental Indenture, dated as of March 11, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 11, 2010, File No. 1-6682.)

	(f)	Fourth Supplemental Indenture, dated as of May 13, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2014, File No. 1-6682.)

	(g)	Fifth Supplemental Indenture, dated September 13, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A. as successor Trustee to the Bank of Nova Scotia Trust Company of New York. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2017, File No. 1-6682.)

Exhibit

10.	Material Contracts

	(a)	Amended and Restated Revolving Credit Agreement, dated as of November 26, 2018, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank, N.A., Citizens Bank, N.A., JP Morgan Chase Bank, N.A. and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2018, File No. 1-6682.)

	(b)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)

	(c)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)

	(d)	License Agreement, dated February 17, 2009, by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2009, File No. 1-6682.)

	(e)	Amendment, dated September 27, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)

	(f)	Amendment, dated December 15, 2011, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)

	(g)	Amendment, dated July 19, 2013, to License Agreements by and between Hasbro, Inc., Marvel Characters B.V. and Spider-Man Merchandising L.P. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2013, File No. 1-6682.)

	(h)	Agreement with TOMY Company, Ltd. relating to TRANSFORMERS, as amended to date. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the period ended December 25, 2011, File No. 1-6682.)

	(i)	Amended and Restated Hub Television Networks LLC Limited Liability Company Agreement, as amended September 23, 2014, between the Company, Discovery Communications, LLC, Hub Television Networks LLC and Discovery Communications, Inc. (Portions of this agreement have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2014, File No. 1-6682.)

Executive Compensation Plans and Arrangements

	(j)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)

	(k)	Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

	(l)	First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

	(m)	Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)

Exhibit

	(n)	Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

	(o)	Fourth Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated October 3, 2007. (Incorporated by reference to Exhibit 10(oo) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)

	(p)	Hasbro, Inc. 2003 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Appendix B to the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, File No. 1-6682.)

	(q)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)

	(r)	First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders, File No. 1-6682.)

	(s)	Form of 2018 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to John Frascotti, Deborah Thomas, Steve Davis and Wiebe Tinga.) (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2018, File No. 1-6682.)

	(t)	Form of 2018 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2018, File No. 1-6682.)

	(u)	Form of 2018 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to John Frascotti, Deborah Thomas, Steve Davis and Wiebe Tinga.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2018, File No. 1-6682.)

	(v)	Form of 2018 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2018, File No. 1-6682.)

	(w)	Form of 2018 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to John Frascotti, Deborah Thomas, Steve Davis, Wiebe Tinga.) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2018, File No. 1-6682.)

	(x)	Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)

	(y)	Hasbro, Inc. 2014 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix F to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)

	(z)	First Amendment to Hasbro, Inc. 2014 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix E to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)

	(aa)	Hasbro, Inc. 2018 Performance Rewards Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2018, File No. 1-6682.)

	(bb)	Amended and Restated Employment Agreement, dated October 4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)

	(cc)	Amendment, dated August 5, 2014, to Amended and Restated Employment Agreement, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 6, 2014, File No. 1-6682.)

	(dd)	Amendment, dated December 15, 2016, to Amended and Restated Employment Agreement between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 20, 2016, File No. 1-6682.)

Exhibit

	(ee)	Amendment, dated August 1, 2018, to Amended and Restated Employment Agreement between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 6, 2018, File No. 1-6682.)

	(ff)	Employment Agreement, dated August 1, 2018, between the Company and John Frascotti. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of August 6, 2018, File No. 1-6682.)

	(gg)	Letter Agreement between the Company and Wiebe Tinga, dated March 4, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, file No. 1-6682.)

	(hh)	Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)

	(ii)	Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2008, File No. 1-6682.)

	(jj)	Second Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 27, 2009, File No. 1-6682.)

	(kk)	Third Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld effective as of November 1, 2013. (Incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2013, File No. 1-6682.)

	(ll)	Form of 2018 Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to John Frascotti, Deborah Thomas, and Wiebe Tinga.) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2018, File No. 1-6682.)

	(mm)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)

	(nn)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)

21.		Subsidiaries of the registrant.

23.		Consent of KPMG LLP.

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.

The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Schedule II-Valuation and Qualifying Accounts

Fiscal Years Ended in December

(Thousands of Dollars)

	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other	Balance at End of Year
Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2018	$31,400	57,800	—	(80,100)	$9,100

2017	$16,800	23,300	—	(8,700)	$31,400

2016	$14,900	19,500	—	(17,600)	$16,800

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASBRO, INC.

(Registrant)

By:	/s/ Brian D. Goldner	Date: February 26, 2019
Brian D. Goldner
Chairman of the Board Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian D. Goldner Brian D. Goldner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2019

/s/ Deborah M. Thomas Deborah M. Thomas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019

/s/ John A. Frascotti John A. Frascotti	President and Chief Operating Officer Director	February 26, 2019

/s/ Kenneth A. Bronfin Kenneth A. Bronfin	Director	February 26, 2019

/s/ Michael R. Burns Michael R. Burns	Director	February 26, 2019

/s/ Hope F. Cochran Hope F. Cochran	Director	February 26, 2019

/s/ Sir Crispin H. Davis Sir Crispin H. Davis	Director	February 26, 2019

/s/ Lisa Gersh Lisa Gersh	Director	February 26, 2019

/s/ Alan G. Hassenfeld Alan G. Hassenfeld	Director	February 26, 2019

/s/ Tracy A. Leinbach Tracy A. Leinbach	Director	February 26, 2019

/s/ Edward M. Philip Edward M. Philip	Director	February 26, 2019

/s/ Richard S. Stoddart Richard S. Stoddart	Director	February 26, 2019

/s/ Mary Beth West Mary Beth West	Director	February 26, 2019

/s/ Linda K. Zecher Linda K. Zecher	Director	February 26, 2019