Form 10-Q
period 2019-03-31
HASBRO INC
filed 2019-05-01
CIK 46080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

_________________

FORM 10-Q

______________

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No  [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Company [ ]

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

The number of shares of Common Stock, par value $.50 per share, outstanding as of April 22, 2019 was 125,854,116.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)
	March 31,	April 1,	December 30,
	2019	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$1,196,634	1,598,944	1,182,371
Accounts receivable, less allowance for doubtful accounts of $12,100
$94,300 and $9,100	638,417	612,698	1,188,052
Inventories	491,751	517,439	443,383
Prepaid expenses and other current assets	305,056	292,756	268,698
Total current assets	2,631,858	3,021,837	3,082,504

Property, plant and equipment, less accumulated depreciation of $484,200
$436,600 and $462,700	395,624	262,418	256,473

Other assets
Goodwill	485,528	573,574	485,881
Other intangible assets, net of accumulated amortization of $747,800
$911,300 and $721,700	682,063	210,904	693,842
Other	739,700	660,339	744,288
Total other assets	1,907,291	1,444,817	1,924,011

Total assets	$4,934,773	4,729,072	5,262,988

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$13,409	21,611	9,740
Accounts payable	234,262	256,433	333,521
Accrued liabilities	701,054	574,482	931,063
Total current liabilities	948,725	852,526	1,274,324

Long-term debt	1,695,462	1,693,977	1,695,092
Other liabilities	636,055	611,210	539,086
Total liabilities	3,280,242	3,157,713	3,508,502

Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none
issued	-	-	-
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued
209,694,630 at March 31, 2019, April 1, 2018,
and December 30, 2018	104,847	104,847	104,847
Additional paid-in capital	1,269,230	1,053,368	1,275,059
Retained earnings	4,125,686	4,090,637	4,184,374
Accumulated other comprehensive loss	(282,339)	(292,395)	(294,514)
Treasury stock, at cost; 83,830,809 shares at March 31, 2019; 84,706,373
shares at April 1, 2018; and 83,565,598 shares at December 30, 2018	(3,562,893)	(3,385,098)	(3,515,280)
Total shareholders' equity	1,654,531	1,571,359	1,754,486

Total liabilities and shareholders' equity	$4,934,773	4,729,072	5,262,988

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended
	March 31,	April 1,
	2019	2018
Net revenues	$732,510	716,341
Costs and expenses:
Cost of sales	259,987	255,187
Royalties	59,888	69,652
Product development	56,260	57,384
Advertising	76,604	68,016
Amortization of intangibles	11,816	6,478
Program production cost amortization	6,575	12,034
Selling, distribution and administration	225,253	328,009
Total costs and expenses	696,383	796,760
Operating profit (loss)	36,127	(80,419)
Non-operating (income) expense:
Interest expense	22,314	22,809
Interest income	(7,682)	(6,248)
Other income, net	(8,100)	(8,592)
Total non-operating expense, net	6,532	7,969
Earnings (loss) before income taxes	29,595	(88,388)
Income tax expense	2,868	24,104
Net earnings (loss)	$26,727	(112,492)

Net earnings (loss) per common share:
Basic	$0.21	(0.90)
Diluted	$0.21	(0.90)
Cash dividends declared per common share	$0.68	0.63

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	March 31,	April 1,
	2019	2018
Net earnings (loss)	$26,727	(112,492)
Other comprehensive earnings (loss):
Foreign currency translation adjustments	6,993	12,829
Unrealized holding gains (losses) on available-for-sale securities,	265	(143)
net of tax
Net gains (losses) on cash flow hedging activities, net of tax	6,592	(25,270)
Changes in unrecognized pension amounts, net of tax	-	(26,058)
Reclassifications to earnings (loss), net of tax:
Net (gains) losses on cash flow hedging activities	(2,814)	5,355
Amortization of unrecognized pension and postretirement amounts	1,139	1,820
Total other comprehensive earnings (loss), net of tax	12,175	(31,467)
Comprehensive earnings (loss)	$38,902	(143,959)

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$26,727	(112,492)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	27,028	26,221
Amortization of intangibles	11,816	6,478
Program production cost amortization	6,575	12,034
Deferred income taxes	11,795	(16,437)
Stock-based compensation	5,285	10,291
Other non-cash items	(3,503)	(4,971)
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	558,888	808,367
Increase in inventories	(50,109)	(76,516)
Increase in prepaid expenses and other current assets	(33,934)	(78,540)
Program production costs	(17,728)	(11,398)
Decrease in accounts payable and accrued liabilities	(273,955)	(297,669)
Net deemed repatriation tax	-	75,805
Other	(4,391)	(23,434)
Net cash provided by operating activities	264,494	317,739
Cash flows from investing activities:
Additions to property, plant and equipment	(25,201)	(28,235)
Other	(1,800)	2,007
Net cash utilized by investing activities	(27,001)	(26,228)
Cash flows from financing activities:
Net proceeds from (repayments of) other short-term borrowings	3,419	(133,698)
Purchases of common stock	(47,479)	(38,126)
Stock-based compensation transactions	2,335	19,518
Dividends paid	(79,274)	(70,781)
Payments related to tax withholding for share-based compensation	(11,880)	(52,637)
Deferred acquisition payments	(87,500)	-
Net cash utilized by financing activities	(220,379)	(275,724)
Effect of exchange rate changes on cash	(2,851)	1,923
Increase in cash and cash equivalents	14,263	17,710
Cash and cash equivalents at beginning of year	1,182,371	1,581,234
Cash and cash equivalents at end of period	$1,196,634	1,598,944

Supplemental information
Cash paid during the period for:
Interest	$28,576	28,699
Income taxes	$13,019	42,481

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Thousands of Dollars)

				Accumulated Other		Total
	Common	Additional	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Paid-in Capital	Earnings	Loss	Stock	Equity

Balance, December 31, 2017	$104,847	1,050,605	4,260,222	(239,425)	(3,346,292)	$1,829,957
Net earnings (loss)	-	-	(112,492)	-	-	(112,492)
Impact of adoption of ASU 2018-02	-	-	21,503	(21,503)	-	-
Other comprehensive loss	-	-	-	(31,467)	-	(31,467)
Stock-based compensation transactions	-	(7,528)	-	-	(15)	(7,543)
Purchases of common stock	-	-	-	-	(38,791)	(38,791)
Stock-based compensation expense	-	10,291	-	-	-	10,291
Dividends declared	-	-	(78,596)	-	-	(78,596)
Balance, April 1, 2018	$104,847	1,053,368	4,090,637	(292,395)	(3,385,098)	$1,571,359

Balance, December 30, 2018	$104,847	1,275,059	4,184,374	(294,514)	(3,515,280)	$1,754,486
Net earnings	-	-	26,727	-	-	26,727
Other comprehensive earnings	-	-	-	12,175	-	12,175
Stock-based compensation transactions	-	(11,114)	-	-	1,569	(9,545)
Purchases of common stock	-	-	-	-	(49,182)	(49,182)
Stock-based compensation expense	-	5,285	-	-	-	5,285
Dividends declared	-	-	(85,415)	-	-	(85,415)
Balance, March 31, 2019	$104,847	1,269,230	4,125,686	(282,339)	(3,562,893)	$1,654,531

	See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Thousands of Dollars and Shares Except Per Share Data)

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of March 31, 2019 and April 1, 2018, and the results of its operations and cash flows and shareholder’s equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

The quarters ended March 31, 2019 and April 1, 2018 were each 13-week periods.

The results of operations for the quarter are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2018 period representative of those actually experienced for the full year 2018.

These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed with the SEC audited consolidated financial statements for the fiscal year ended December 30, 2018 in its Annual Report on Form 10-K (“2018 Form 10-K”), which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

Recently Adopted Accounting Standards

The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its 2018 Form 10-K with the exception of the accounting policies related to leases and derivatives and hedging.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability is based on the present value of lease payments and the asset is based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. Certain other quantitative and qualitative disclosures are also required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to retained earnings. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms were evaluated, including extension and renewal options as well as the lease payments associated with the leases. As a result of the adoption of the standard, in the first quarter of 2019, the Company recorded right-of-use assets of $121,230 and lease liabilities of $139,520. The Company’s results of operations were not impacted by this standard. The adoption of this standard did not have an impact on the Company’s cash flows. For further details, see Note 10.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the underlying hedged item in the financial statements. The impact of the standard includes elimination of the requirement to separately measure and recognize hedge ineffectiveness and requires the presentation of fair value adjustments to hedging instruments to be included in the same income statement line as the hedged item. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2017-12 in the first quarter of 2019 and the adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2019, the FASB issued Accounting Standards Update No. 2019-02 (ASU 2019-02) Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350) - Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The amendments in this update align cost capitalization of episodic television series production costs with that of film production cost capitalization. In addition, this update addresses impairment testing procedures with regard to film groups, when a film or license agreement is expected to be monetized with other films and/or license agreements.  The intention of this update is to align accounting treatment with changes in production and distribution models within the entertainment industry and to provide increased transparency of information provided to users of financial statements about produced and licensed content.  For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the standard and the impact, if any, to its consolidated financial statements.

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

Contract Assets and Liabilities

Within our Entertainment, Licensing and Digital segment, the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied.  In addition, the Company may receive payments from its digital gaming business in advance of the recognition of the revenues. The Company defers revenues on these advanced payments until its performance obligation is satisfied.  The aggregate deferred revenues are recorded as liabilities and were $47,678, $7,940, and $50,759 as of March 31, 2019, April 1, 2018, and December 30, 2018, respectively, and the changes in deferred revenues are not material to the Company’s consolidated statement of operations for the quarters ended March 31, 2019 and April 1, 2018, respectively. The Company records contract assets in the case of minimum guarantees that are being recognized ratably over the term of the respective license periods.  At March 31, 2019 and April 1, 2018, these contract assets were not material to the Company’s consolidated balance sheets.

Disaggregation of revenues

The Company disaggregates its revenues from contracts with customers by segment: US and Canada, International, Entertainment, Licensing and Digital, and Global Operations.  The Company further disaggregates revenues within its International segment by major geographic region: Europe, Latin America, and Asia Pacific.  Finally, the Company disaggregates its revenues by brand portfolio into four brand categories: Franchise brands, Partner brands, Hasbro gaming, and Emerging brands.  We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 12, Segment Reporting, for further information.

(3) Earnings (Loss) Per Share

Net earnings (loss) per share data for the quarters ended March 31, 2019 and April 1, 2018 were computed as follows:

	2019		2018
Quarter	Basic	Diluted	Basic	Diluted
Net earnings (loss)	$26,727	26,727	(112,492)	(112,492)

Average shares outstanding	126,287	126,287	125,073	125,073
Effect of dilutive securities:
Options and other share-based awards	-	529	-	-
Equivalent Shares	126,287	126,816	125,073	125,073

Net earnings (loss) per common share	$0.21	0.21	(0.90)	(0.90)

For the quarters ended March 31, 2019 and April 1, 2018, options and restricted stock units totaling 1,693 and 3,191, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the 2018 amount 1,993 would have been included in the calculation of diluted shares had the Company not had a net loss in the first quarter of 2018. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 1,022 shares being included in the diluted earnings per share calculation for the quarter ended April 1, 2018.

(4) Other Comprehensive Earnings (Loss)

Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters ended March 31, 2019 and April 1, 2018.

	Quarter Ended
	March 31,	April 1,
	2019	2018

Other comprehensive earnings (loss), tax effect:
Tax (expense) benefit on unrealized holding (gains) losses	$(77)	41
Tax (expense) benefit on cash flow hedging activities	(3)	5,980
Tax benefit on changes in unrecognized pension amounts	-	7,565
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	346	(794)
Tax benefit on unrecognized pension and postretirement
amounts reclassified to the consolidated statements of operations	(331)	(528)
Total tax effect on other comprehensive earnings (loss)	$(65)	12,264

Changes in the components of accumulated other comprehensive earnings (loss) for the three months ended March 31, 2019 and April 1, 2018 are as follows:

			Unrealized
			Holding
			Gains		Total
		Gains	(Losses) on	Foreign	Accumulated
	Pension and	(Losses) on	Available-	Currency	Other
	Postretirement	Derivative	for-Sale	Translation	Comprehensive
	Amounts	Instruments	Securities	Adjustments	Loss
2019
Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)
Current period other comprehensive earnings (loss)	1,139	3,778	265	6,993	12,175
Balance at March 31, 2019	$(141,995)	5,327	(479)	(145,192)	(282,339)

2018
Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)
Adoption of ASU 2018-02	(18,065)	(3,660)	222	-	(21,503)
Current period other comprehensive earnings (loss)	(24,238)	(19,915)	(143)	12,829	(31,467)
Balance at April 1, 2018	$(153,274)	(56,402)	1,113	(83,832)	(292,395)

Gains (Losses) on Derivative Instruments

At March 31, 2019, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $24,290 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the first quarter of 2019 or forecasted to be purchased during the remainder of 2019 through 2022, intercompany expenses expected to be paid or received during 2019, television and movie production costs paid in 2019, and cash receipts for sales made at the end of the first quarter of 2019 or forecasted to be made in the remainder of 2019 and, to a lesser extent, 2020 through 2021. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due in 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At March 31, 2019, deferred losses, net of tax of $18,963 related to these instruments remained in AOCE. For the quarters ended March 31, 2019 and April 1, 2018, losses of $450, were reclassified from AOCE to net earnings.

Of the amount included in AOCE at March 31, 2019, the Company expects net gains of approximately $16,761 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(5) Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At March 31, 2019, April 1, 2018 and December 30, 2018, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at March 31, 2019, April 1, 2018 and December 30, 2018 also include certain assets and liabilities measured at fair value (see Notes 7 and 9) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of March 31, 2019, April 1, 2018 and December 30, 2018 are as follows:

	March 31, 2019		April 1, 2018		December 30, 2018
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Cost	Value	Cost	Value	Cost	Value
6.35% Notes Due 2040	$500,000	548,200	500,000	585,400	500,000	535,000
3.50% Notes Due 2027	500,000	479,450	500,000	468,000	500,000	457,350
5.10% Notes Due 2044	300,000	285,990	300,000	299,460	300,000	272,640
3.15% Notes Due 2021	300,000	301,440	300,000	300,480	300,000	297,600
6.60% Debentures Due 2028	109,895	129,445	109,895	128,006	109,895	123,346
Total long-term debt	$1,709,895	1,744,525	1,709,895	1,781,346	1,709,895	1,685,936
Less: Deferred debt expenses	14,433	-	15,918	-	14,803	-
Long-term debt	$1,695,462	1,744,525	1,693,977	1,781,346	1,695,092	1,685,936

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time tax on certain unrepatriated earnings of foreign subsidiaries.

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

Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At March 31, 2019, April 1, 2018 and December 30, 2018, these investments totaled $24,188, $24,584 and $23,913, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $550 and $448 on these investments in other income, net for the quarters ended March 31, 2019 and April 1, 2018, respectively, related to the change in fair value of such instruments.

At March 31, 2019, April 1, 2018 and December 30, 2018, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Assets:
Available-for-sale securities	$975	975	-	-
Derivatives	32,296	-	32,296	-
Total assets	$33,271	975	32,296	-

Liabilities:
Derivatives	$45	-	45	-
Option agreement	23,144	-	-	23,144
Total liabilities	$23,189	-	45	23,144

April 1, 2018
Assets:
Available-for-sale securities	$2,941	2,941	-	-
Derivatives	2,960	-	2,960	-
Total assets	$5,901	2,941	2,960	-

Liabilities:
Derivatives	$39,428	-	39,428	-
Option agreement	23,665	-	-	23,665
Total liabilities	$63,093	-	39,428	23,665

December 30, 2018
Assets:
Available-for-sale securities	$914	914	-	-
Derivatives	26,076	-	26,076	-
Total assets	$26,990	914	26,076	-

Liabilities:
Derivatives	$1,610	-	1,610	-
Option agreement	23,440	-	-	23,440
Total Liabilities	$25,050	-	1,610	23,440

Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist of foreign currency forward contracts and zero-cost collar options. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel (“Discovery”). The option agreement is included in other liabilities at March 31, 2019, April 1, 2018 and December 30, 2018, and is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the three-month period ended March 31, 2019.

The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2019	2018
Balance at beginning of year	$(23,440)	(23,980)
Gain from change in fair value	296	315
Balance at end of first quarter	$(23,144)	(23,665)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At March 31, 2019, April 1, 2018 and December 30, 2018, these investments had fair values of $24,188, $24,584 and $23,913, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

(8) Pension and Postretirement Benefits

The components of the net periodic cost of the Company's defined benefit pension and other postretirement plans for the quarters ended March 31, 2019 and April 1, 2018 are as follows:

	Quarter Ended
	Pension		Postretirement
	March 31,	April 1,	March 31,	April 1,
	2019	2018	2019	2018
Service cost	$1,037	685	178	188
Interest cost	2,205	4,016	316	292
Expected return on assets	(2,038)	(5,205)	-	-
Net amortization and deferrals	1,698	2,977	5	42
Net periodic benefit cost	$2,902	2,473	499	522

During the three months ended March 31, 2019, the Company made cash contributions of $230 to its defined benefit pension plans. During fiscal 2019, the Company expects to make cash contributions to its defined benefit pension plans of approximately $1,600 in the aggregate.

In February 2018, the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan (“Plan”).  During the first quarter of 2018 the Company commenced the plan termination process and expects to complete the transfer of the Plan’s assets to a third-party administrator in the third quarter of 2019.  The decision to terminate the Plan follows the 2015 decision to freeze benefits being accrued covering union employees after the sale of the Company’s manufacturing facility in East Longmeadow, MA. Benefits covering non-union employees were frozen in December 2007. Upon settlement of the pension liability, which is expected to occur in the second quarter of 2019, the Company will reclassify the related pension losses currently recorded to accumulated other comprehensive loss, to the consolidated statements of operations. As of March 31, 2019, the Company had unrecognized losses related to the Plan of $141,578. The Company will recognize this loss upon termination of the Plan, adjusted for the total required payout to plan participants which will be determined based on employee elections and market conditions present at the time of termination.

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

Cash Flow Hedges

The Company uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2019 through 2022.

At March 31, 2019, April 1, 2018 and December 30, 2018, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	March 31, 2019		April 1, 2018		December 30, 2018
	Notional	Fair	Notional	Fair	Notional	Fair
Hedged transaction	Amount	Value	Amount	Value	Amount	Value
Inventory purchases	$486,999	21,649	718,925	(31,453)	468,305	15,089
Sales	263,221	8,358	375,441	7,323	298,194	11,232
Royalties and Other	26,422	190	178,896	(11,602)	26,341	(304)
Total	$776,642	30,197	1,273,262	(35,732)	792,840	26,017

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at March 31, 2019, April 1, 2018 and December 30, 2018 as follows:

	March 31,	April 1,	December 30,
	2019	2018	2018
Prepaid expenses and other current assets
Unrealized gains	$22,737	458	21,718
Unrealized losses	(2,008)	(405)	(972)
Net unrealized gains	$20,729	53	20,746

Other assets
Unrealized gains	$9,752	5,996	6,173
Unrealized losses	(239)	(3,089)	(843)
Net unrealized gains	$9,513	2,907	5,330

Accrued liabilities
Unrealized gains	$-	8,218	77
Unrealized losses	(45)	(30,826)	(136)
Net unrealized losses	$(45)	(22,608)	(59)

Other liabilities
Unrealized gains	$-	2,846	-
Unrealized losses	-	(18,930)	-
Net unrealized losses	$-	(16,084)	-

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended March 31, 2019 and April 1, 2018 as follows:

	Quarter Ended
	March 31,	April 1,
	2019	2018
Statements of Operations Classification
Cost of sales	$2,614	(3,891)
Net revenues	878	332
Other	118	(1,423)
Net realized gains (losses)	$3,610	(4,982)

Undesignated Hedges

The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  As of March 31, 2019, April 1, 2018 and December 30, 2018 the total notional amounts of the Company's undesignated derivative instruments were $293,326, $132,945 and $452,773, respectively.

At March 31, 2019, April 1, 2018 and December 30, 2018, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	March 31,	April 1,	December 30,
	2019	2018	2018
Prepaid expenses and other current assets
Unrealized gains	$2,391	-	-
Unrealized losses	(337)	-	-
Net unrealized gains	$2,054	-	-

Accrued liabilities
Unrealized gains	$-	383	1,269
Unrealized losses	-	(1,119)	(2,820)
Net unrealized losses	-	(736)	(1,551)

Total unrealized gains (losses), net	$2,054	(736)	(1,551)

The Company recorded net gains (losses) of $4,809 and $(6,700) on these instruments to other income, net for the quarters ended March 31, 2019 and April 1, 2018, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments see Notes 5 and 7.

(10) Leases

The Company occupies offices and uses certain equipment under various operating lease arrangements. The Company has no finance leases. These leases have remaining lease terms of 1 year to 19 years, some of which include either, options to extend lease terms while others include options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred.  Leases with an expected term of 12 months or less are not capitalized. Payments under such leases are expensed as incurred. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases.

For the quarter ended March 31, 2019, operating lease expense was $8,942. Expense related to short-term leases (expected terms less than 12 months) and variable lease payments were not material in the first quarter of 2019.

Supplemental information related to the Company’s leases for the quarter ended March 31, 2019 is as follows:

Quarter Ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,574
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$23,680

Weighted Average Remaining Lease Term
Operating leases	6.7 years
Weighted Average Discount Rate
Operating leases	4.5%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of March 31, 2019:

March 31,
2019
2019 (excluding the three months ended March 31, 2019)	$26,972
2020	33,756
2021	29,487
2022	27,260
2023	22,093
2024 and thereafter	46,277
Total future lease payments	185,845
Less imputed interest	26,968
Present value of future operating lease payments	158,877
Less current portion of operating lease liabilities (1)	29,534
Non-current operating lease liability (2)	129,343
Operating lease right-of-use assets, net (3)	$141,075

(1) Included in Accrued liabilities on the consolidated balance sheets.

(2) Included in Other liabilities on the consolidated balance sheets.

(3) Included in Property, plant, and equipment on the consolidated balance sheets.

(11) Segment Reporting

Hasbro is a global play and entertainment company with a broad portfolio of brands and entertainment properties spanning toys, games, licensed products ranging from traditional to high-tech and digital, and film and television entertainment. The Company's segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment, Licensing and Digital and (iv) Global Operations.

The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment, Licensing and Digital segment includes the Company's consumer products licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for sourcing finished products for the Company's U.S. and Canada and International segments. During the first quarter of 2019, the Company realigned its financial reporting segments to include all digital gaming businesses within the re-named Entertainment, Licensing and Digital reporting segment.  As a result of the realignment, U.S. and Canada and the former Entertainment and Licensing segment results for the first quarter of 2018 have been restated to reflect the change.

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

Results shown for the quarter are not necessarily representative of those which may be expected for the full year 2019, nor were those of the comparable 2018 period representative of those actually experienced for the full year 2018. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters ended March 31, 2019 and April 1, 2018 are as follows:

	Quarter Ended
	March 31, 2019		April 1, 2018
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$357,851	1,849	353,913	2,133
International	282,649	41	287,945	62
Entertainment, Licensing and Digital	91,994	1,974	74,405	3,576
Global Operations (a)	16	229,425	78	253,320
Corporate and Eliminations (b)	-	(233,289)	-	(259,091)
	$732,510	-	716,341	-

As a result of the realignment of the Company’s financial reporting segments, revenues of $10,384 from the first quarter of 2018, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment to conform to current year presentation.

	Quarter Ended
	March 31,	April 1,
Operating profit (loss)	2019	2018
U.S. and Canada	$13,532	(26,620)
International	(30,411)	(56,088)
Entertainment, Licensing and Digital	30,020	17,143
Global Operations (a)	1,254	2,176
Corporate and Eliminations (b)	21,732	(17,030)
	$36,127	(80,419)

As a result of the realignment of the Company’s financial reporting segments, operating profit of $3,237 for the first quarter of 2018 was reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment to conform to current year presentation.

	March 31,	April 1,	December 30,
Total assets	2019	2018	2018
U.S. and Canada	$2,600,873	2,735,206	2,898,816
International	2,019,800	2,033,928	2,229,053
Entertainment, Licensing and Digital	804,288	683,251	621,595
Global Operations (a)	706,701	3,293,265	3,197,847
Corporate and Eliminations (b)	(1,196,889)	(4,016,578)	(3,684,323)
	$4,934,773	4,729,072	5,262,988

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

The following table represents consolidated International segment net revenues by major geographic region for the quarters ended March 31, 2019 and April 1, 2018.

	Quarter Ended
	March 31,	April 1,
	2019	2018
Europe	$153,379	155,562
Latin America	62,777	65,961
Asia Pacific	66,493	66,422
Net revenues	$282,649	287,945

The following table presents consolidated net revenues by brand portfolio for the quarters ended March 31, 2019 and April 1, 2018.

	Quarter Ended
	March 31,	April 1,
	2019	2018
Franchise Brands	$393,574	361,706
Partner Brands	171,989	200,592
Hasbro Gaming	107,565	105,227
Emerging Brands	59,382	48,816
Total	$732,510	716,341

Hasbro's total gaming category, including all gaming net revenues, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $243,390  and $203,542 for the quarters ended March 31, 2019, and April 1, 2018, respectively.

(12) Restructuring Actions

During 2018, the Company announced a comprehensive restructuring plan which consists of re-designing its go-to market strategy and re-shaping its organization to become a more responsive, innovative and digitally-driven play and entertainment company. As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, the Company continues to transform and reimagine its business to make sure it has the right talent and capabilities to stay competitive. This includes adding new capabilities based on our understanding of the consumer and how our retailers are going to market, while also changing many of the ways we organize across our Brand Blueprint. As part of this process the Company took certain actions, which will continue through 2019. The actions primarily included headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future.

In the first quarter of 2018, the Company recorded a pre-tax severance expense of $17,349, primarily outside of the U.S., related to this 2018 restructuring program. During the fourth quarter of 2018, the Company recorded an additional $72,000 of pre-tax severance charges related to the program. These charges were included within selling, distribution and administration costs on the Consolidated Statements of Operations for the year ended December 30, 2018 and reported within Corporate and Eliminations. No additional charges were taken in the first quarter of 2019. The detail of activity related to the program is as follows:

Remaining amounts to be paid as of December 30, 2018	$69,192
Payments made in first quarter of 2019	(7,620)
Remaining amounts as of March 31, 2019	$61,572

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial and business goals, expectations for achieving the Company’s goals and objectives, cost savings and efficiency enhancing initiatives and other objectives, anticipated uses of cash, and the timing of the completion of the termination of the Company’s pension plan. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 30, 2018 (“2018 Form 10-K”), for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.

EXECUTIVE SUMMARY

Hasbro, Inc. ("Hasbro" or the "Company") is a global play and entertainment company dedicated to Creating the World's Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its owned and controlled brands, including Franchise Brands BABY ALIVE, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, Emerging Brands POWER RANGERS and LITTLEST PET SHOP as well as the brands of our partners included in our Partner Brands portfolio. From toys and games, to television, movies, digital gaming and other forms of digital entertainment and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company's entertainment labels, Allspark Pictures and Allspark Animation, create entertainment-driven brand storytelling across mediums, including television, film, digital and more.

Each of these principles is executed globally in alignment with Hasbro's strategic plan, its brand blueprint.  At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through product innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, we continue to transform and reimagine our business strategy. This transformation includes changing many of the ways we organize across our brand blueprint, re-shaping us to become a better equipped and adaptive, digitally-driven organization, including investing in the development of an omni-channel retail presence.  More recently the Company has also focused on adding new capabilities through the on-boarding of new skill sets and talent to lead in today’s converged retail environment based on Hasbro’s understanding of the consumer and how its retailers are going to market.

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

The Company's business is separated into three principal business segments: U.S. and Canada, International and Entertainment, Licensing and Digital. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment, Licensing and Digital segment includes the Company's consumer products licensing, owned and licensed digital gaming, and movie and television entertainment operations. During the first quarter of 2019, the Company realigned its financial reporting segments to include all digital gaming businesses within the re-named Entertainment, Licensing and Digital reporting segment.  As a result of the realignment, U.S. and Canada and the former Entertainment and Licensing segment results for the first quarter of 2018 have been restated to reflect the change. In addition to these three primary segments, the Company's product sourcing operations are managed through its Global Operations segment.

First quarter 2019 highlights:

·           First quarter net revenues increased 2% to $732.5 million from $716.3 million in the first quarter of 2018.

·           Net revenues in the U.S. and Canada and Entertainment, Licensing and Digital segments increased 1% and 24%, respectively, while the International segment net revenues decreased 2% during the first quarter of 2019 compared to the first quarter of 2018. International segment net revenues were unfavorably impacted by $23.4 million in foreign currency translation.

·           Net revenues from Franchise Brands increased 9%, Hasbro Gaming net revenues increased 2%, Emerging Brands grew 22%, while Partner Brands net revenues declined by 14%, during the first quarter of 2019 compared to the first quarter of 2018.

·           Operating profit increased to $36.1 million, or 4.9% of net revenues, in the first quarter of 2019 compared to an operating loss of $80.4 million in the first quarter of 2018.

·           First quarter 2018 operating profit was negatively impacted by $70.4 million of costs related to the Toys“R”Us bankruptcy and severance costs of $17.3 million associated with an organizational restructuring.

·           Net earnings were $26.7 million, or $0.21 per diluted share, in the first quarter of 2019 compared to a net loss of $112.5 million, or $0.90 per diluted share, in the first quarter of 2018.

  ·         The first quarter of 2018 was impacted by U.S. tax reform, resulting in a net charge of $47.8 million based on additional guidance and regulations issued in the first quarter of 2018.

Amounts Returned to Shareholders

The Company is committed to returning excess cash to its shareholders through quarterly dividends and share repurchases. Hasbro increased the quarterly dividend rate from $0.63 per share to $0.68 per share effective for the dividend payable in May 2019.  In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2018, the Company's Board of Directors (the "Board") adopted nine successive share repurchase authorizations with a cumulative authorized repurchase amount of $4,325.0 million. The ninth authorization was approved in May 2018 for $500 million. During the first quarter of 2019, Hasbro repurchased approximately 0.6 million shares at a total cost of $49.2 million and at an average price of $84.90 per share. As of March 31, 2019, the Company had $378.8 million remaining under these authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds.

SUMMARY OF FINANCIAL PERFORMANCE

The components of the results of operations, stated as a percentage of net revenues, are illustrated below for the quarters ended March 31, 2019 and April 1, 2018.

	Quarter Ended
	March 31,	April 1,
	2019	2018
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	35.5	35.6
Royalties	8.2	9.7
Product development	7.7	8.0
Advertising	10.5	9.5
Amortization of intangibles	1.6	0.9
Program production cost amortization	0.9	1.7
Selling, distribution and administration	30.8	45.8
Operating profit (loss)	4.9	(11.2)
Interest expense	3.0	3.2
Interest income	(1.0)	(0.9)
Other income, net	(1.2)	(1.2)
Earnings (loss) before income taxes	4.0	(12.3)
Income tax expense	0.4	3.4
Net earnings (loss)	3.6%	(15.7)%

RESULTS OF OPERATIONS – CONSOLIDATED

Consolidated net revenues for the first quarter of 2019 increased 2% compared to the first quarter of 2018 and included the impact of an unfavorable $24.3 million foreign currency translation as a result of weaker currencies in the European, Latin American and Asia Pacific markets in 2019 compared to 2018.

Operating profit for the first quarter of 2019 was $36.1 million, or 4.9% of net revenues, compared to an operating loss of $80.4 million for the first quarter of 2018.  Operating profit results during the first quarter of 2019 included an unfavorable $2.9 million impact from foreign exchange translation. Operating profit in the first quarter of 2018 was negatively impacted by the loss of revenues and incremental bad debt expense associated with the Toys“R”Us liquidations in the U.S. and U.K., as well as severance costs associated with the Company’s 2018 restructuring program.

The quarters ended March 31, 2019 and April 1, 2018 were each 13-week periods. Net earnings increased to $26.7 million for the first quarter of 2019 compared to a net loss of $112.5 million for the first quarter of 2018.  Diluted earnings per share increased to $0.21 for the first quarter of 2019, from a diluted loss per share of $0.90 in the first quarter of 2018. The net loss for the quarter ended April 1, 2018 included incremental bad debt expense and other costs, net of tax, of $61.4 million, or $0.49 per diluted share, related to Toys“R”Us, $15.7 million net of tax, or $0.12 per diluted share, of severance costs related to the Company’s 2018 restructuring program, and net tax expense of $47.8 million, or $0.38 per diluted share, related to U.S. tax reform and additional guidance issued in the first quarter of 2018.

The following table presents net revenues by brand portfolio for the quarters ended March 31, 2019 and April 1, 2018.

	Quarter Ended
	March 31,	April 1,	%
	2019	2018	Change
Franchise Brands	$393.6	361.7	9%
Partner Brands	172.0	200.6	-14%
Hasbro Gaming	107.6	105.2	2%
Emerging Brands	59.4	48.8	22%
Total	$732.5	716.3	2%

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 9% in the first quarter of 2019 compared to the first quarter of 2018. Higher net revenues from MAGIC: THE GATHERING, PLAY-DOH, TRANSFORMERS and MONOPOLY products were partially offset by lower net revenues from NERF and MY LITTLE PONY products during the first quarter of 2019.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 14% in the first quarter of 2019 compared to the first quarter of 2018.  Partner Brands net revenues are reliant on related entertainment, including television and movie releases. Several of the Company’s Partner Brands have theatrical releases debuting throughout 2019, including MARVEL’S AVENGERS:END GAME in April, DISNEY’S ALADDIN  expected in May, FROZEN II expected in November, as well as STAR WARS: THE RISE OF SKYWALKER expected in December.  During the first quarter of 2019, net revenue declines from MARVEL and STAR WARS products and to a lesser extent, DISNEY FROZEN and DREAMWORKS’ TROLLS products, were partially offset by net revenue increases from BEYBLADE products as well as net revenue from the introduction of the Company’s UGLYDOLLS product line ahead of the planned second quarter 2019 theatrical release, UGLYDOLLS.

HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 2% in the first quarter of 2019 compared to the first quarter of 2018.  Higher net revenues from DUEL MASTERS, CONNECT 4, and TWISTER products were partially offset by declines in SPEAKOUT and certain other Hasbro Gaming products in the first quarter of 2019.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $243.4 million for the first quarter of 2019, an increase of 20%, as compared to $203.5 million in the first quarter of 2018.

EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 22% during the first quarter of 2019 compared to the first quarter of 2018. Contributing to net revenue increases during the first quarter of 2019 were the introduction of the Company’s POWER RANGERS product line, contributions from certain quick strike initiative products, as well as net revenue increases from FURREAL FRIENDS and SUPER SOAKER products. These increases were only partially offset by declines in LITTLEST PET SHOP and certain other Emerging Brands products during the first quarter of 2019.

SEGMENT RESULTS

Most of the Company's net revenues and operating profit are derived from its three principal business segments: the U.S. and Canada segment, the International segment and the Entertainment, Licensing and Digital segment.  The results of these operations are discussed in detail below.

As a result of the realignment of the Company’s financial reporting segments, 2018 net revenues and operating profit were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment to conform to current year presentation.

The table below presents net external revenues and operating profit for the Company’s U.S. and Canada segment and Entertainment, Licensing and Digital segment for each 2018 quarter and the 2018 fiscal year, restated for the reclassification.

					Fiscal Year
	Quarter Ended				Ended
	April 1,	July 1,	Sept. 30,	Dec. 30,	Dec. 30,
	2018	2018	2018	2018	2018
Net Revenues
U.S. and Canada segment	$353.9	$448.4	$912.2	$661.1	$2,375.7
Entertainment, Licensing and Digital segment	74.4	75.5	96.8	109.6	356.3

Operating Profit (Loss)
U.S. and Canada segment	$(26.6)	$73.1	$223.1	$100.7	$370.2
Entertainment, Licensing and Digital segment	17.1	21.8	37.1	(46.9)	29.1

The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended March 31, 2019 and April 1, 2018:

	Quarter Ended
	March 31,	April 1,	%
	2019	2018	Change
Net Revenues*
U.S. and Canada segment	$357.9	$353.9	1%
International segment	282.6	287.9	-2%
Entertainment, Licensing and Digital segment	92.0	74.4	24%

Operating Profit (Loss)*
U.S. and Canada segment	$13.5	$(26.6)	151%
International segment	(30.4)	(56.1)	46%
Entertainment, Licensing and Digital segment	30.0	17.1	75%

*For the quarter ended April 1, 2018, revenues of $10.4 million, and operating profit of $3.2 million, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment.

U.S. and Canada Segment

The U.S. and Canada segment net revenues for the first quarter of 2019 increased 1% compared to the first quarter of 2018.  Foreign currency translation did not have a significant impact on this segment's net revenues. Net revenues grew in the Franchise Brands, Emerging Brands and to a lesser extent, the Hasbro Gaming portfolio. These increases were partially offset by net revenue declines in the Partner Brands portfolio during the first quarter of 2019.

In the Franchise Brands portfolio, net revenue increases from PLAY-DOH, MAGIC: THE GATHERING, TRANSFORMERS and MONOPOLY products were partially offset by lower net revenues from NERF, MY LITTLE PONY and BABY ALIVE products.  In the Partner Brands portfolio, lower net revenues from STAR WARS, MARVEL, DREAMWORKS’ TROLLS and DISNEY’S DESCENDANTS products were partially offset by net revenue increases from BEYBLADE products as well as net revenues from the introduction of UGLYDOLLS products during the first quarter of 2019. In the Hasbro Gaming portfolio, higher net revenues from DUEL MASTERS products were partially offset by decreased net revenues from SPEAK OUT, as well as other Hasbro Gaming brands products. In the Emerging Brands portfolio, the addition of net revenues from the Company’s POWER RANGERS and certain quick strike initiative products, as well as net revenue increases from FURREAL FRIENDS and SUPERSOAKER products, contributed to net revenue increases during the first quarter of 2019. These increases were partially offset by declines in LITTLEST PET SHOP and certain other Emerging Brands products during the first quarter of 2019.

U.S. and Canada segment operating profit for the first quarter of 2019 was $13.5 million, compared to segment operating losses of $26.6 million, for the first quarter of 2018.  The operating loss for the first quarter of 2018 included expenses of $52.3 million related to the Toys“R”Us liquidation in the U.S. Absent these 2018 expenses, first quarter 2019 operating profit declined $12.2 million due to unfavorable product mix, higher intangible asset amortization associated with the POWER RANGERS acquisition and start-up expenses associated with a new U.S. warehouse, as well as higher product development costs during the first quarter of 2019.

International Segment

International segment net revenues declined 2% to $282.6 million in the first quarter of 2019 from $287.9 million in the first quarter of 2018. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended March 31, 2019 and April 1, 2018.

	Quarter Ended
	March 31,	April 1,	%
	2019	2018	Change
Europe	$153.4	155.5	-1%
Latin America	62.8	66.0	-5%
Asia Pacific	66.5	66.4	0%
Net revenues	$282.6	287.9	-2%

The decline in International segment net revenues during the first quarter of 2019 was driven by an unfavorable foreign currency translation of $23.4 million related to the Company’s European, Latin American and Asia Pacific regions. Absent the impact of foreign exchange, International segment net revenues increased $18.1 million or 6% during the first quarter of 2019.  International segment net revenues from Hasbro Gaming and Emerging Brands grew, Franchise Brands net revenues remained flat, while net revenues from Partner Brands declined during the first quarter of 2019 compared to the first quarter of 2018.  In the Franchise Brands portfolio, higher net revenues from MONOPOLY, TRANSFORMERS and MAGIC: THE GATHERING products were offset by lower net revenues from NERF and MY LITTLE PONY products.  The declines in Partner Brands were driven by lower sales of MARVEL and STAR WARS products as well as lower sales of DISNEY PRINCESS and DISNEY FROZEN products.  In the Hasbro Gaming portfolio, higher net revenues from TWISTER and CONNECT 4 products were partially offset by lower net revenues from certain other Hasbro Gaming brands. In the Emerging Brands portfolio, contributions from certain quick strike initiative products were partially offset by lower net revenues from LITTLEST PET SHOP products in the first quarter of 2019.

International segment operating losses were $30.4 million for the first quarter of 2019, compared to operating losses of $56.1 million for the first quarter of 2018. The 2018 operating loss for the first quarter of 2018 included expenses of $11.2 million related to the Toys“R”Us liquidation in the United Kingdom. Absent these 2018 expenses, first quarter 2019 operating profit improved $14.5 million, driven by higher sales volume, cost-saving initiatives, lower royalty costs as a result of decreased revenues from Partner Brands, and favorable cost translation rates, all partially offset by higher intangible amortization associated with the POWER RANGERS acquisition.

Entertainment, Licensing and Digital Segment

Entertainment, Licensing and Digital segment net revenues increased 24% to $92.0 million for the first quarter of 2019, compared to $74.4 million for the first quarter of 2018. Revenue growth was driven by MAGIC: THE GATHERING ARENA and higher consumer products licensing revenues.

Entertainment, Licensing and Digital segment operating profit increased to $30 million for the first quarter of 2019, from $17.1 million for the first quarter of 2018. Overall, the increase in Entertainment, Licensing and Digital segment operating profit was primarily due to increased revenues noted above as well as lower program amortization costs, partially offset by higher advertising, development and administration costs for MAGIC: THE GATHERING digital gaming initiatives.

Global Operations

The Global Operations segment operating profit of $1.3 million for the first quarter of 2019 compared to an operating profit of $2.2 million for the first quarter of 2018.  The decrease in operating profit is primarily attributable to lower sourcing volume in the first quarter of 2019 compared to the first quarter of 2018.

Corporate and Eliminations

The operating profit in Corporate and Eliminations totaled $21.7 million for the first quarter of 2019 compared to an operating loss of $17.0 million for the first quarter of 2018. Operating costs in the first quarter of 2018 included severance charges of $17.3 million and Toys“R”Us related costs of $7.0 million. The increase in operating profit was driven by cost-saving initiatives and lower stock compensation expense.

OPERATING COSTS AND EXPENSES

The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended March 31, 2019 and April 1, 2018.

	Quarter Ended
	March 31,	April 1,
	2019	2018
Cost of sales	35.5%	35.6%
Royalties	8.2	9.7
Product development	7.7	8.0
Advertising	10.5	9.5
Amortization of intangibles	1.6	0.9
Program production cost amortization	0.9	1.7
Selling, distribution and administration	30.8	45.8

Cost of sales increased 2% from $255.2 million, or 35.6% of net revenues, for the first quarter of 2018 to $260.0 million, or 35.5% of net revenues for the first quarter of 2019.  Costs of sales increased in dollars primarily due to higher sales volumes compared to the first quarter of 2018. As a percent of net revenues, cost of sales was consistent with the first quarter of 2018.

Royalty expense for the first quarter of 2019 was $59.9 million, or 8.2% of net revenues, compared to $69.7 million, or 9.7% of net revenues, for the first quarter of 2018.  In the first quarter of 2018, royalty expense included accelerated royalty charges incurred as a result of the loss of Toys“R”Us product sales.  Absent these charges 2018 royalty expense was $62.7 million or 8.7% of net revenues. Fluctuations in royalty expense are generally related to the volume of entertainment-driven products sold in a given period, especially if there is a major motion picture release. In the first quarter of 2019, the decrease in royalty expense both in dollars and as a percentage of revenues was driven primarily by declines in Partner Brand net revenues.

Product development expense for the first quarter of 2019 was $56.3 million, or 7.7% of net revenues, compared to $57.4 million, or 8.0% of net revenues, for the first quarter of 2018.  The decline in dollars, and as a percent of sales, was driven by lower global spending offset by increased investment in the Company’s Wizards of the Coast business.

Advertising expense for the first quarter of 2019 was $76.6 million, or 10.5% of net revenues, compared to $68.0 million, or 9.5% of net revenues, for the first quarter of 2018.  The advertising expense increase in both dollars, and as a percent of net revenues, was driven by higher costs associated with the launch of the Company’s digital and e-sports initiatives, primarily MAGIC: THE GATHERING ARENA.

Amortization of intangibles was $11.8 million, or 1.6% of net revenues for the first quarter of 2019 compared to $6.5 million, or 0.9% of net revenues, for the first quarter of 2018.  The increase reflects amortization related to the POWER RANGERS property rights acquired during the second quarter of 2018.

Program production cost amortization decreased to $6.6 million or 0.9% of net revenues, for the first quarter of 2019 from $12.0 million, or 1.7% of net revenues, for the first quarter of 2018. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The decrease in dollars, and as a percent of net revenues, reflects lower television programming cost amortization from lower television programing revenues during the first quarter of 2019 as well as lower amortization expense of MY LITTLE PONY movie production costs.

For the first quarter of 2019, the Company's selling, distribution and administration expenses decreased to $225.3 million, or 30.8% of net revenues, from $328.0 million, or 45.8% of net revenues, for the first quarter of 2018. In the first quarter of 2018, the Company’s selling, distribution and administration expenses included $60.3 million of bad debt and other expenses related to Toys“R”Us, as well as $17.3 million of severance costs related to the Company’s 2018 restructuring program. Absent these expenses, selling, distribution and administration expenses in the first quarter of 2018 were $250.4 million or 35.0% of net revenues. The remainder of the decrease was driven by cost-savings initiatives, lower stock compensation expense as well as other general cost decreases in the first quarter of 2019.  These decreases were partially offset by increased expenses related to the Company’s start-up of a new Midwestern U.S. warehouse, as well as expense increases in support of the Company’s Wizards of the Coast business.

NON-OPERATING (INCOME) EXPENSE

Interest expense in the first quarter of 2019 totaled $22.3 million compared to $22.8 million in the first quarter of 2018 driven by lower levels of short-term borrowing in 2019 compared to 2018.

Interest income was $7.6 million in the first quarter of 2019 compared to $6.2 million in the first quarter of 2018. Higher average interest rates in 2019 compared to 2018 contributed to the increase.

Other income, net of $8.1 million for the first quarter of 2019 compared to $8.6 million in the first quarter of 2018.  The decrease in the first quarter was driven by lower earnings from the Company’s joint venture with Discovery as well as higher pension expense, partially offset by higher foreign exchange gains in 2019 compared to 2018.

INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time tax on certain unrepatriated earnings of foreign subsidiaries.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) established a one-year measurement period to complete the accounting for the income tax effects of the Tax Act according to standards provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Accounting for Income Taxes (ASC 740). An entity recognizes the impact of those amounts for which the accounting is complete. For matters that have not been completed, provisional amounts are recorded to the extent they can be reasonably estimated. For amounts for which a reasonable estimate cannot be determined, no adjustment is made until such estimate can be completed. For the first quarter of 2018, the Company obtained additional information affecting the provisional amount initially recorded in the fourth quarter of 2017. As a result, the Company recorded a one-time tax expense of $47.8 million which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability.

Income tax expense totaled $2.9 million on pre-tax earnings of $29.6 million in the first quarter of 2019 compared to income tax expense of $24.1 million on pre-tax loss of $88.4 million in the first quarter of 2018. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first quarter of 2019, favorable discrete tax adjustments were a net benefit of $2.6 million compared to a net expense of $34.9 million in the first quarter of 2018. The favorable discrete tax adjustments for the first quarter of 2019 primarily relate to expiration of statutes of limitations for uncertain tax positions.  Absent discrete items, the tax rate for the first quarters of 2019 and 2018 were 18.5% and 16.5%, respectively. The increase in the tax rate of 18.5% for the first quarter of 2019 is primarily due to the mix of jurisdictions where the Company earned its profits.

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

The Company’s business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company sells products, and changes in overall economic conditions. As a result, comparisons of the Company's unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of the Company's expected sales for the year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales.

Accounting Pronouncement Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability is based on the present value of lease payments and the asset is based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. Certain other quantitative and qualitative disclosures are also required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to retained earnings. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms were evaluated, including extension and renewal options as well as the lease payments associated with the leases. As a result of the adoption of the standard, in the first quarter of 2019, the Company recorded right-of-use assets of $121.2 million and lease liabilities of $139.5 million. The Company’s results of operations were not impacted by this standard. The adoption of this standard did not have an impact on the Company’s cash flows. For further details, see Note 10 to the consolidated financial statements, which are included in Part I of this Form 10-Q.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the underlying hedged item in the financial statements. The impact of the standard includes elimination of the requirement to separately measure and recognize hedge ineffectiveness and requires the presentation of fair value adjustments to hedging instruments to be included in the same income statement line as the hedged item. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted ASU 2017-12 in the first quarter of 2019 and the adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2019, the FASB issued Accounting Standards Update No. 2019-02 (ASU 2019-02) Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350) - Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The amendments in this update align cost capitalization of episodic television series production costs with that of film production cost capitalization. In addition, this update addresses impairment testing procedures with regard to film groups, when a film or license agreement is expected to be monetized with other films and/or license agreements.  The intention of this update is to align accounting treatment with changes in production and distribution models within the entertainment industry and to provide increased transparency of information provided to users of financial statements about produced and licensed content.  For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the standard and the impact, if any, to its consolidated financial statements.

Recent Securities and Exchange Commission Rulings

In August 2018, the U.S. Securities and Exchange Commission (“SEC”) issued a final ruling amending numerous SEC rules covering a diverse group of topics. One noteworthy rule change expands disclosure requirements related to changes in shareholders’ equity by extending to interim periods, the annual requirement of SEC Regulation S-X, Rule 3-04, of presenting changes in stockholders’ equity. An analysis of changes in stockholders’ equity in the form of a reconciliation is required for the current and comparative year-to-date interim periods effective for all filings submitted on or after November 5, 2018. As a result of the adoption of this ruling, the Company has included a statement of stockholders’ equity for the current quarter and comparative prior quarter, in Part I, Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. In the first quarter of 2019 and 2018 the Company funded its operations and liquidity needs primarily through cash flows from operations, and, when needed, used borrowings under its available lines of credit.

The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs for the remainder of 2019. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.

As of March 31, 2019, the Company's cash and cash equivalents totaled $1,196.6 million. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were considered indefinitely reinvested by the Company. The Tax Act provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of March 31, 2019, the Company has recorded a total liability of $273.2 million related to this tax, $14.5 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $258.7 million is presented within other liabilities, non-current on the Consolidated Balance Sheets. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, the related earnings in foreign jurisdictions are available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of March 31, 2019 is denominated in the U.S. dollar.

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

The table below outlines key financial information pertaining to our consolidated balance sheets including the period-over-period changes.

	March 31,	April 1,	%
	2019	2018	Change
Cash and cash equivalents	$1,196.6	1,598.9	-25%
Accounts receivable, net	638.4	612.7	4%
Inventories	491.8	517.4	-5%
Prepaid expenses and other current assets	305.1	292.8	4%
Other assets	739.7	660.3	12%
Accounts payable and accrued liabilities	935.3	830.9	13%
Other liabilities	636.1	611.2	4%

Accounts receivable increased 4% to $638.4 million at March 31, 2019, compared to $612.7 million at April 1, 2018. Absent the $37.3 million impact of foreign currency translation, accounts receivable increased approximately 10% compared to revenue growth, absent foreign currency, of 6% in the first quarter of 2019 compared to 2018.  Accounts receivable, net at April 1, 2018 included a $77.0 million allowance for doubtful accounts related to Toys“R”Us, which was settled and written-off in the fourth quarter of 2018.  Days sales outstanding increased to 79 days at March 31, 2019 from 78 days at April 1, 2018, as a result of the timing of collections.

Inventories decreased 5% to $491.8 million at March 31, 2019 from $517.4 million at April 1, 2018. Absent the $28.4 million impact of foreign exchange, inventories at March 31, 2019 increased slightly as a result of higher inventories in the U.S. as the Company continues to clear though higher than normal inventories levels remaining from the fourth quarter of 2018, offset by inventory reductions in the Company’s European and Latin America markets.

Prepaid expenses and other current assets increased 4% to $305.1 million at March 31, 2019 from $292.8 million at April 1, 2018. Absent the $9.3 million impact of foreign currency translation, prepaid expenses increased approximately 7%. The increase was due to higher accrued royalty income, higher unrealized gains on foreign exchange contracts and accrued foreign tax credits related to certain television and movie productions costs.  These increases were partially offset by lower prepaid advertising balances due to the timing of payments in 2019 compared to 2018 and, lower prepaid taxes, both value-added taxes and income taxes.

Other assets increased approximately 12% to $739.7 million at March 31, 2019 from $660.3 million at April 1, 2018. The increase was primarily related to higher capitalized movie and television production costs, net of related production rebates, primarily for the Company’s share of costs related to BUMBLEBEE, the 2018 theatrical release produced jointly with Paramount Pictures, as well as higher long-term receivable related to third-party production studio rebates and the long-term portion of a multi-year digital distribution agreement for Hasbro television programming entered into in the third quarter of 2018. These increases were partially offset by a lower balance in the Company’s investment in Discovery Family Channel as a result of dividend distributions and lower long-term royalty advance balances.

Accounts payable and accrued liabilities increased 13% to $935.3 million at March 31, 2019 from $830.9 million at April 1, 2018. Increases include higher severance charges related to the Company’s 2018 restructuring program, higher deferred revenue balances primarily related to MAGIC: THE GATHERING ARENA and other digital gaming initiatives, as well as  the Company’s current lease liability balance of $29.5 million included in accrued liabilities beginning in the first quarter of 2019 as the result of the adoption of ASU 2016-02, and the $12.5 million remaining liability due to Saban Properties related to the Power Rangers acquisition.  These increases were partially offset by lower accounts payable balances and a lower liability for foreign currency forward contracts as the result of a strengthening U.S. dollar against certain foreign currencies in 2019.

Other liabilities increased 4% to $636.1 million at March 31, 2019 from $611.2 million at April 1, 2018. The increase is primarily due to the adoption of ASU 2016-02 in 2019 which requires the recognition of the long-term lease liability balance, which was $129.3 million as of March 31, 2019. This increase was partially offset by a decrease in the liability for uncertain tax positions reflecting changes in management judgement and lower long-term pension balances.

Cash Flow

Net cash provided by operating activities in the first quarter of 2019 was $264.5 million compared to $317.7 million in the first quarter of 2018.  The reduction in cash flow from operations primarily reflects higher collections of accounts receivable balances in the first quarter of 2018 due to the higher ending balances in the prior fiscal year-end period.

Net cash utilized by investing activities was $27.0 million in the first quarter of 2019 compared to $26.2 million in the first quarter of 2018.  Additions to property, plant and equipment were $25.2 million in the first quarter of 2019 compared to $28.2 million in the first quarter of 2018.

Net cash utilized by financing activities was $220.4 million in the first quarter of 2019 compared to $275.7 million in the first quarter of 2018.  Net proceeds from short-term borrowings were $3.4 million in the first quarter of 2019 compared to net repayments of short-term borrowings of $133.7 million in the first quarter of 2018. Cash payments related to purchases of the Company's common stock were $47.5 million in the first quarter of 2019 compared to $38.1 million in the first quarter of 2018. At March 31, 2019, the Company had $378.8 million remaining available under its current share repurchase authorization approved by the Board of Directors. Dividends paid in the first quarter of 2019 totaled $79.3 million compared to $70.8 million in the first quarter of 2018 reflecting a higher dividend rate on the February 2019 dividend payment compared to the February 2018 dividend payment. During the first quarter of 2019, related to the 2018 POWER RANGERS acquisition, the Company paid $87.5 million to Saban Properties which consisted of a $75.0 million deferred purchase price payment and $12.5 million released from escrow. As of March 31, 2019, $12.5 million remains held in escrow and is scheduled to be paid to Saban Properties in June 2019.  Financing activities in the first quarter of 2019 and 2018 include payments of $11.9 million and $52.6 million, respectively, relating to tax payments made to tax authorities for which shares were withheld from employees’ share-based payment awards.

Sources and Uses of Cash

The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days.  The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis.  The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At March 31, 2019, the Company had no outstanding borrowings related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $1,100.0 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million. The Company was in compliance with all covenants as of and for the quarter ended March 31, 2019. The Company had no borrowings outstanding under its committed revolving credit facility at March 31, 2019. However, the Company had letters of credit outstanding under this facility as of March 31, 2019 of approximately $1.5 million. Amounts available and unused under the committed line, as of March 31, 2019 were approximately $1,098.5 million. The Company also has other uncommitted lines from various banks, of which approximately $26.0 million was utilized at March 31, 2019, including $12.6 million of outstanding letters of credit and $13.4 million of outstanding borrowings.

The Company has principal amounts of long-term debt at March 31, 2019 of $1,709.9 million, due at varying times from 2021 through 2044. The Company also had letters of credit of approximately $14.0 million and purchase commitments of approximately $496.1 million outstanding at March 31, 2019.

Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2018, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2018 does not include certain tax liabilities related to uncertain tax positions

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet its obligations over the next twelve months.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include recoverability of goodwill and income taxes. These critical accounting policies are the same as those detailed in the 2018 Form 10-K.

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

To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2019 through 2022 using foreign exchange forward contracts and zero-cost collar options. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.

The Company reflects all forward and option contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At March 31, 2019, these contracts had net unrealized gains of $32.3 million, of which $22.8 million of unrealized gains are recorded in prepaid expenses and other current assets, and $9.5 million of unrealized gains are recorded in other assets. Included in accumulated other comprehensive loss at March 31, 2019 are deferred gains, net of tax, of $24.3 million, related to these derivatives.

At March 31, 2019, the Company had fixed rate long-term debt of $1,709.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at March 31, 2019 are deferred losses, net of tax, of $19.0 million related to these derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial and business goals, expectations for achieving the Company's goals and objectives, cost savings and efficiency enhancing initiatives and other objectives, anticipated uses of cash, and the timing of the completion of the termination of the Company’s pension plan.  These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.

The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. The Company has included, under Item 1A, Part I of its Annual Report on Form 10-K, for the year ended December 30, 2018 (the "Annual Report"), a discussion of factors which may impact these forward-looking statements. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

·           the Company’s ability to successfully develop and grow its franchise and key partner brands, which constitute a substantial majority of the Company’s total revenues;

·           the Company's ability to successfully re-imagine, re-invent and re-ignite its existing brands, products and product lines, including through the use of immersive entertainment experiences and progressive technology integrating digital and analog play, to keep them fresh and relevant and to maintain and further their success;

·           the Company's ability to successfully design, develop, produce, introduce, market and sell innovative new brands, products, product lines and entertainment offerings in a timely and cost-effective manner, which achieve and sustain interest from retailers and consumers and keep pace with changes in consumer preferences and technology and the increasing sophistication of today’s children;

·           the Company's ability to offer products that (i) expand consumer demand for its product offerings and do not significantly compete with the Company's other existing product offerings and (ii) consumers want to purchase and select over competitors' products;

·           the success of the Company’s key partner brands, and the Company’s ability to maintain and extend solid relationships with its key partners;

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

·           the Company’s ability to successfully evolve and transform its business to address a changing global consumer landscape and retail environment, one in which online shopping and digital first marketing are becoming more and more critical and traditional retailers face challenges from disintermediation, and difficulties or delays the Company may experience in successfully implementing and developing new capabilities and making the changes to its business that are required to be successful under these changing marketplace conditions;

·           recessions, other economic downturns, challenging economic conditions, unfavorable changes in exchange rates or economic uncertainty affecting one or more of the Company's significant markets including, without limitation, the United Kingdom, Brazil and Russia, which can negatively impact the financial health of the Company's customers and consumers, and which can result in lower employment levels, lower consumer disposable income and lower consumer spending, including lower retailer inventories and spending on purchases of the Company's products;

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

·           other risks associated with international operations, including in emerging markets which have unique consumer preferences and business climates;

·           delays, increased costs, lack of consumer acceptance or other difficulties associated with the development and offering of our or our partners' entertainment, digital or media initiatives;

·           the risk that the market appeal of the Company's licensed products will be less than expected or that sales revenue generated by these products will be insufficient to cover the minimum guaranteed royalties or other commitments;

·           the concentration of the Company's customers, potentially increasing the negative impact to the Company of difficulties, including bankruptcies, experienced by any of the Company's customers or changes in their purchasing or selling patterns;

·           an adverse change in purchasing policies or promotional programs, or the bankruptcy or other economic difficulties or lack of success, of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues or bad debt exposure;

·           the impact of the bankruptcy of Toys“R”Us in the U.S., Canada and the United Kingdom, and the subsequent liquidation of the Toys“R”Us business in the U.S. and the United Kingdom, as well as the economic difficulty of Toys“R”Us in other markets, or the bankruptcy or lack of success of a smaller retail customer of the Company, such as Sears Holdings Corporation, any of which could negatively impact the Company’s revenues, result in lost sales to customers, create bad debt expense and create other challenges for the Company and its financial performance as the Company attempts to recapture this lost business through other customers or channels, and any inability or delay of the Company in recapturing all of the lost business;

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

·           concentration of manufacturing of the substantial majority of the Company's products by third party vendors in the People's Republic of China and the associated impact to the Company of social, economic or public health conditions and other factors affecting China, the movement of people and products into and out of China, the cost of producing products in China and the cost of exporting them to the Company's other markets or affecting the exchange rates for the Chinese Renminbi, including, without limitation, the potential application of tariffs or other trade restrictions to some or all of the goods manufactured for the Company in China and exported to other markets, which could significantly increase the price of the Company’s products and substantially harm sales if applied to any significant amount of the Company’s products;

·           the ability of the Company to successfully diversify sourcing of its products to reduce reliance on sources of supply in China;

·           the application of tariffs and other trade restrictions impacting the cost of producing our products and importing them into markets around the world for sale, which could significantly increase the price of the Company’s products and substantially harm sales;

·           the ability of the Company to successfully develop, produce and distribute movies under its relationship with Paramount Pictures Corporation, and consumer interest in those movies and related merchandise;

·           consumer interest in and acceptance of programming and entertainment created by Hasbro Studios and/or Allspark Pictures, as well as products related to such programming and entertainment, and other factors impacting the financial performance of Hasbro Studios, Allspark Pictures and the Discovery Family Channel;

·           the ability to develop and distribute compelling entertainment, including television, movies and digital content, based on our brands, in a timely and financially profitable manner, and the success of that entertainment in driving consumer interest in and engagement with our brands;

·           the ability of the Company to hire and retain key officers and employees who are critical to the Company's success;

·           the ability of the Company to successfully protect its intellectual property rights;

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

·           changes in, or different interpretations of, income tax laws and rules, and changes in our geographic operating results, may impact our effective tax rate;

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

Repurchases Made in the Quarter (in whole dollars and number of shares)

(d)
Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	(a) Total	(b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
Period	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs
January 2019
12/31/18 – 1/27/19	298,064	$83.87	298,064	$402,965,920
February 2019
1/28/19 – 3/3/19	-	$-	-	$402,965,920
March 2019
3/4/19 – 3/31/19	281,110	$85.98	281,110	$378,795,443
Total	579,174	$84.90	579,174	$378,795,443

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

10.1    Form of 2019 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.  (Applicable for Deborah Thomas, Steve Davis and Wiebe Tinga).

10.2    Form of 2019 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.3    Form of 2019 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for John Frascotti.

10.4    Form of 2019 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.  (Applicable for Deborah Thomas, Steve Davis and Wiebe Tinga).

10.5    Form of 2019 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.6    Form of 2019 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for John Frascotti.

10.7    Form of 2019 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.  (Applicable for Deborah Thomas, Steve Davis and Wiebe Tinga).

10.8    Form of 2019 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for John Frascotti.

10.9    Form of 2019 Non-Competition, Non-Solicitation and Confidentiality Agreement.  (Applicable for Deborah Thomas and Wiebe Tinga).

10.10  Hasbro, Inc. 2019 Performance Rewards Program.

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

HASBRO, INC.
(Registrant)

Date: May 1, 2019	By: /s/ Deborah Thomas
Deborah Thomas

Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)