Form 10-Q
period 2019-06-30
HASBRO, INC.
filed 2019-07-31
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6682
__________________
HASBRO, INC.
(Exact name of registrant as specified in its charter)

Rhode Island			05-0155090
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1027 Newport Avenue	Pawtucket,	Rhode Island	02860
(Address of Principal Executive Offices)			(Zip Code)
(401) 431-8697
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value per share	HAS	The NASDAQ Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of July 23, 2019 was 126,200,837.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 30, 2019	July 1, 2018	December 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,151,042	1,159,072	1,182,371
Accounts receivable, less allowance for doubtful accounts of $17,000 $95,900 and $9,100	805,288	739,268	1,188,052
Inventories	564,769	610,248	443,383
Prepaid expenses and other current assets	308,996	319,045	268,698
Total current assets	2,830,095	2,827,633	3,082,504
Property, plant and equipment, less accumulated depreciation of $490,000 $444,500 and $462,700	387,372	265,904	256,473
Other assets
Goodwill	485,765	572,488	485,881
Other intangible assets, net of accumulated amortization of $759,900 $915,900 and $721,700	670,214	741,076	693,842
Other	665,164	706,755	744,288
Total other assets	1,821,143	2,020,319	1,924,011
Total assets	$5,038,610	5,113,856	5,262,988
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$12,787	20,121	9,740
Accounts payable	330,053	339,861	333,521
Accrued liabilities	729,856	692,462	931,063
Total current liabilities	1,072,696	1,052,444	1,274,324
Long-term debt	1,695,833	1,694,350	1,695,092
Other liabilities	554,212	600,312	539,086
Total liabilities	3,322,741	3,347,106	3,508,502
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 at June 30, 2019, July 1, 2018, and December 30, 2018	104,847	104,847	104,847
Additional paid-in capital	1,290,540	1,263,657	1,275,059
Retained earnings	4,053,266	4,070,661	4,184,374
Accumulated other comprehensive loss	(173,175)	(295,076)	(294,514)
Treasury stock, at cost; 83,488,022 shares at June 30, 2019; 82,370,078 shares at July 1, 2018; and 83,565,598 shares at December 30, 2018	(3,559,609)	(3,377,339)	(3,515,280)
Total shareholders' equity	1,715,869	1,766,750	1,754,486
Total liabilities and shareholders' equity	$5,038,610	5,113,856	5,262,988
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net revenues	$984,537	904,458	$1,717,047	1,620,799
Costs and expenses:
Cost of sales	343,694	338,306	603,681	593,493
Royalties	71,061	66,045	130,949	135,697
Product development	65,632	59,859	121,892	117,243
Advertising	92,799	87,601	169,403	155,617
Amortization of intangibles	11,815	4,554	23,631	11,032
Program production cost amortization	23,502	7,297	30,077	19,331
Selling, distribution and administration	247,701	253,208	472,954	581,217
Total costs and expenses	856,204	816,870	1,552,587	1,613,630
Operating profit	128,333	87,588	164,460	7,169
Non-operating (income) expense:
Interest expense	22,018	22,803	44,332	45,612
Interest income	(5,996)	(6,308)	(13,678)	(12,556)
Other expense (income), net	106,203	2,969	98,103	(5,623)
Total non-operating expense, net	122,225	19,464	128,757	27,433
Earnings (loss) before income taxes	6,108	68,124	35,703	(20,264)
Income tax expense (benefit)	(7,325)	7,825	(4,457)	31,929
Net earnings (loss)	$13,433	60,299	$40,160	(52,193)

Net earnings (loss) per common share:
Basic	$0.11	0.48	$0.32	(0.42)
Diluted	$0.11	0.48	$0.32	(0.42)
Cash dividends declared per common share	$0.68	0.63	$1.36	1.26
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net earnings (loss)	$13,433	60,299	40,160	(52,193)
Other comprehensive earnings (loss):
Foreign currency translation adjustments	3,334	(50,627)	10,327	(37,798)
Unrealized holding gains (losses) on available-for-sale securities, net of tax	290	87	555	(56)
Net (losses) gains on cash flow hedging activities, net of tax	(2,079)	43,712	4,513	18,442
Changes in unrecognized pension amounts, net of tax	19,589	—	19,589	(26,058)
Reclassifications to earnings (loss), net of tax:
Net (gains) losses on cash flow hedging activities	(1,982)	1,635	(4,796)	6,990
Amortization of unrecognized pension and postretirement amounts	4,160	2,512	5,299	4,332
Settlement of U.S. defined benefit plan	85,852	—	85,852	—
Total other comprehensive earnings (loss), net of tax	109,164	(2,681)	121,339	(34,148)
Comprehensive earnings (loss)	$122,597	57,618	161,499	(86,341)
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net earnings (loss)	$40,160	(52,193)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	62,408	62,292
Amortization of intangibles	23,631	11,032
Program production cost amortization	30,077	19,331
Deferred income taxes	(15,236)	(17,839)
Stock-based compensation	15,894	23,545
Non-cash pension settlement	110,777	—
Other non-cash items	(8,241)	(8,442)
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	431,557	657,175
Increase in inventories	(119,647)	(194,838)
Increase in prepaid expenses and other current assets	(33,073)	(87,863)
Program production costs	(59,417)	(78,020)
Decrease in accounts payable and accrued liabilities	(134,574)	(142,172)
Change in net deemed repatriation tax	(14,550)	54,622
Other	6,510	(5,829)
Net cash provided by operating activities	336,276	240,801
Cash flows from investing activities:
Additions to property, plant and equipment	(58,195)	(71,755)
Acquisitions	—	(155,451)
Other	(2,281)	3,384
Net cash utilized by investing activities	(60,476)	(223,822)
Cash flows from financing activities:
Net proceeds from (repayments of) other short-term borrowings	3,095	(133,582)
Purchases of common stock	(58,633)	(103,493)
Stock-based compensation transactions	25,779	20,108
Dividends paid	(164,908)	(149,528)
Payments related to tax withholding for share-based compensation	(11,889)	(54,730)
Deferred acquisition payments	(100,000)	—
Net cash utilized by financing activities	(306,556)	(421,225)
Effect of exchange rate changes on cash	(573)	(17,916)
Decrease in cash and cash equivalents	(31,329)	(422,162)
Cash and cash equivalents at beginning of year	1,182,371	1,581,234
Cash and cash equivalents at end of period	$1,151,042	1,159,072

Supplemental information
Cash paid during the period for:
Interest	$40,807	41,200
Income taxes	$40,014	72,545

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Thousands of Dollars)

Three Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance, March 31, 2019	$104,847	1,269,230	4,125,686	(282,339)	(3,562,893)	$1,654,531
Net earnings	—	—	13,433	—	—	13,433
Other comprehensive earnings	—	—	—	109,164	—	109,164
Stock-based compensation transactions	—	10,937	—	—	12,499	23,436
Purchases of common stock	—	—	—	—	(9,451)	(9,451)
Stock-based compensation expense	—	10,373	—	—	236	10,609
Dividends declared	—	—	(85,853)	—	—	(85,853)
Balance, June 30, 2019	$104,847	1,290,540	4,053,266	(173,175)	(3,559,609)	$1,715,869

Three Months Ended July 1, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance, April 1, 2018	104,847	1,053,368	4,090,637	(292,395)	(3,385,098)	1,571,359
Net earnings	—	—	60,299	—	—	60,299
Issuance of shares for Saban purchase	—	198,853	—	—	81,544	280,397
Other comprehensive earnings	—	—	—	(2,681)	—	(2,681)
Stock-based compensation transactions	—	(1,602)	—	—	101	(1,501)
Purchases of common stock	—	—	—	—	(74,102)	(74,102)
Stock-based compensation expense	—	13,038	—	—	216	13,254
Dividends declared	—	—	(80,275)	—	—	(80,275)
Balance, July 1, 2018	$104,847	$1,263,657	$4,070,661	$(295,076)	$(3,377,339)	$1,766,750
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Thousands of Dollars)

Six Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance, December 30, 2018	$104,847	1,275,059	4,184,374	(294,514)	(3,515,280)	$1,754,486
Net earnings	—	—	40,160	—	—	40,160
Other comprehensive loss	—	—	—	121,339	—	121,339
Stock-based compensation transactions	—	(177)	—	—	14,068	13,891
Purchases of common stock	—	—	—	—	(58,633)	(58,633)
Stock-based compensation expense	—	15,658	—	—	236	15,894
Dividends declared	—	—	(171,268)	—	—	(171,268)
Balance, June 30, 2019	$104,847	1,290,540	4,053,266	(173,175)	(3,559,609)	$1,715,869

Six Months Ended July 1, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2017	104,847	1,050,605	4,260,222	(239,425)	(3,346,292)	1,829,957
Net earnings (loss)	—	—	(52,193)	—	—	(52,193)
Impact of adoption of ASU 2018-02	—	—	21,503	(21,503)	—	—
Issuance of shares for Saban purchase	—	198,853	—	—	81,544	280,397
Other comprehensive earnings	—	—	—	(34,148)	—	(34,148)
Stock-based compensation transactions	—	(9,130)	—	—	86	(9,044)
Purchases of common stock	—	—	—	—	(112,893)	(112,893)
Stock-based compensation expense	—	23,329	—	—	216	23,545
Dividends declared	—	—	(158,871)	—	—	(158,871)
Balance, July 1, 2018	$104,847	$1,263,657	$4,070,661	$(295,076)	$(3,377,339)	$1,766,750
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of June 30, 2019 and July 1, 2018, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended June 30, 2019 and July 1, 2018 were each 13-week periods. The six -month periods ended June 30, 2019 and July 1, 2018 were each 26-week periods.
The results of operations for the quarter and six month periods ended June 30, 2019 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2018 period representative of those actually experienced for the full year 2018. Certain reclassifications have been made to prior year amounts to conform to the current period presentation.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability is based on the present value of lease payments and the asset is based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. Certain other quantitative and qualitative disclosures are also required. ASU 2016-02 was required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to retained earnings. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms were evaluated, including extension and renewal options as well as the lease payments associated with the leases. As a result of the adoption of the standard, in the first quarter of 2019, the Company recorded right-of-use assets of $121,230 and lease liabilities of $139,520. The Company’s results of operations were not impacted by this standard. The adoption of this standard did not have an impact on the Company’s cash flows. For further details, see Note 10.

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
Contract Assets and Liabilities
Within our Entertainment, Licensing and Digital segment, the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied.  In addition, the Company may receive payments from its digital gaming business in advance of the recognition of the revenues. The Company defers revenues on these advanced payments until its performance obligation is satisfied.  The aggregate deferred revenues are recorded as liabilities and were $51,182, $41,380, and $50,759 as of June 30, 2019, July 1, 2018, and December 30, 2018, respectively, and the changes in deferred revenues are not material to the Company’s consolidated statements of operations for the six months ended June 30, 2019 and July 1, 2018, respectively. The Company records contract assets in the case of minimum guarantees that are being recognized ratably over the term of the respective license periods.  At June 30, 2019, July 1, 2018 and December 30, 2018, these contract assets were $41,414, $22,105 and $18,166, respectively, of which $32,199, $18,356 and $12,895, respectively, were recorded in Prepaid Expenses and Other Current Assets and $9,215, $3,749 and $5,271, respectively, were recorded as Other Long-Term Assets.
Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by segment: U.S. and Canada, International, Entertainment, Licensing and Digital, and Global Operations.  The Company further disaggregates revenues within its International segment by major geographic region: Europe, Latin America, and Asia Pacific.  Finally, the Company disaggregates its revenues by brand portfolio into four brand categories: Franchise brands, Partner brands, Hasbro gaming, and Emerging brands.  We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 11, Segment Reporting, for further information.

(3) Earnings (Loss) Per Share
Net earnings (loss) per share data for the quarters and six months ended June 30, 2019 and July 1, 2018 were computed as follows:

	2019		2018
Quarter	Basic	Diluted	Basic	Diluted
Net earnings	$13,433	13,433	60,299	60,299

Average shares outstanding	126,329	126,329	125,711	125,711
Effect of dilutive securities:
Options and other share-based awards	—	518	—	624
Equivalent Shares	126,329	126,847	125,711	126,335

Net earnings per common share	$0.11	0.11	0.48	0.48

	2019		2018
Six Months	Basic	Diluted	Basic	Diluted
Net earnings (loss)	$40,160	40,160	(52,193)	(52,193)

Average shares outstanding	126,308	126,308	125,392	125,392
Effect of dilutive securities:
Options and other share-based awards	—	523	—	—
Equivalent Shares	126,308	126,831	125,392	125,392

Net earnings (loss) per common share	$0.32	0.32	(0.42)	(0.42)

For the quarters ended June 30, 2019 and July 1, 2018, options and restricted stock units totaling 1,570 and 1,214 shares, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the six month periods ended June 30, 2019 and July 1, 2018, options and restricted stock units totaling 1,631 and 3,127 shares, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of the 2018 amount, 1,921 shares would have been included in the calculation of diluted shares had the Company not had a net loss in the six month period ended July 1, 2018. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 823 shares being included in the diluted earnings per share calculation for the six month period ended July 1, 2018.

(4) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and six month periods ended June 30, 2019 and July 1, 2018.

	Quarter Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Other comprehensive earnings (loss), tax effect:
Tax (expense) benefit on unrealized holding gains (losses)	$(85)	(25)	(162)	16
Tax benefit (expense) on cash flow hedging activities	49	(5,669)	46	311
Tax (expense) benefit on changes in unrecognized pension amounts	(5,687)	—	(5,687)	7,565
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	188	(114)	534	(908)
Tax benefit on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(1,208)	(729)	(1,539)	(1,257)
Tax benefit on settlement of U.S defined benefit plan	(24,925)	—	(24,925)	—
Total tax effect on other comprehensive earnings (loss)	$(31,668)	(6,537)	(31,733)	5,727

Changes in the components of accumulated other comprehensive earnings (loss) for the six months ended June 30, 2019 and July 1, 2018 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2019
Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)
Current period other comprehensive earnings (loss)	110,740	(283)	555	10,327	121,339
Balance at June 30, 2019	$(32,394)	1,266	(189)	(141,858)	(173,175)

2018
Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)
Adoption of ASU 2018-02	(18,065)	(3,660)	222	—	(21,503)
Current period other comprehensive earnings (loss)	(21,726)	25,432	(56)	(37,798)	(34,148)
Balance at July 1, 2018	$(150,762)	(11,055)	1,200	(134,459)	(295,076)

Gains (Losses) on Derivative Instruments
At June 30, 2019, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $19,881 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the second quarter of 2019 or forecasted to be purchased during the remainder of 2019 through 2022, intercompany expenses expected to be paid or received during 2019, television and movie production costs paid in 2019, and cash receipts for sales made at the end of the second quarter of 2019 or forecasted to be made in the remainder of 2019 and, to a lesser extent, 2020 through 2021. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due in 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At June 30, 2019, deferred losses, net of tax of $18,615 related to these instruments remained in AOCE. For the quarters ended June 30, 2019 and July 1, 2018, previously deferred losses of $449, were reclassified from AOCE to net earnings. For the six month periods ended June 30, 2019 and July 1, 2018, previously deferred losses of $899 were reclassified from AOCE to net earnings.
Of the amount included in AOCE at June 30, 2019, the Company expects net gains of approximately $14,296 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
(5) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At June 30, 2019, July 1, 2018 and December 30, 2018, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 30, 2019, July 1, 2018 and December 30, 2018 also include certain assets and liabilities measured at fair value (see Notes 7 and 9) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of June 30, 2019, July 1, 2018 and December 30, 2018 are as follows:

	June 30, 2019		July 1, 2018		December 30, 2018
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	591,850	500,000	557,250	500,000	535,000
3.50% Notes Due 2027	500,000	507,200	500,000	464,600	500,000	457,350
5.10% Notes Due 2044	300,000	310,860	300,000	287,730	300,000	272,640
3.15% Notes Due 2021	300,000	303,900	300,000	297,960	300,000	297,600
6.60% Debentures Due 2028	109,895	132,984	109,895	127,094	109,895	123,346
Total long-term debt	$1,709,895	1,846,794	1,709,895	1,734,634	1,709,895	1,685,936
Less: Deferred debt expenses	14,062	—	15,545	—	14,803	—
Long-term debt	$1,695,833	1,846,794	1,694,350	1,734,634	1,695,092	1,685,936

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) established a one-year measurement period to complete the accounting for the ASC 740 income tax effects of the Tax Act.  An entity recognizes the impact of those amounts for which the accounting is complete.  December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed its analysis based on legislative updates relating to the Tax Act.
As a result, the Company recorded a discrete tax expense of $47,800 in the first quarter of 2018 which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability. No adjustments were made to provisional amounts during the second quarter of 2018.

For the six months ended June 30, 2019, the Company recorded a discrete tax benefit of $24,925 as a result of the charge incurred from the settlement of its U.S. Pension Plan during the second quarter of 2019.
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
Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At June 30, 2019, July 1, 2018 and December 30, 2018, these investments totaled $24,358, $24,219 and $23,913, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $177 and $727 on these investments in other (income) expense, net for the quarter and six months ended June 30, 2019, respectively, related to the change in fair value of such instruments. For the quarter and six month periods ended July 1, 2018, the Company recorded net (losses) gains of $(342) and $106, respectively, in other (income) expense, net, related to the change in fair value of such instruments.

At June 30, 2019, July 1, 2018 and December 30, 2018, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets:
Available-for-sale securities	$1,349	1,349	—	—
Derivatives	24,622	—	24,622	—
Total assets	$25,971	1,349	24,622	—

Liabilities:
Derivatives	$1,894	—	1,894	—
Option agreement	22,471	—	—	22,471
Total liabilities	$24,365	—	1,894	22,471

July 1, 2018
Assets:
Available-for-sale securities	$3,054	3,054	—	—
Derivatives	22,551	—	22,551	—
Total assets	$25,605	3,054	22,551	—

Liabilities:
Derivatives	$5,191	—	5,191	—
Option agreement	23,546	—	—	23,546
Total liabilities	$28,737	—	5,191	23,546

December 30, 2018
Assets:
Available-for-sale securities	$914	914	—	—
Derivatives	26,076	—	26,076	—
Total assets	$26,990	914	26,076	—

Liabilities:
Derivatives	$1,610	—	1,610	—
Option agreement	23,440	—	—	23,440
Total Liabilities	$25,050	—	1,610	23,440

Available-for-sale securities include equity securities of one company quoted on an active public market.
The Company's derivatives consist of foreign currency forward contracts and zero-cost collar options. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel (“Discovery”). The option agreement is included in other liabilities at June 30, 2019, July 1, 2018 and December 30, 2018, and is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the six month period ended June 30, 2019.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2019	2018
Balance at beginning of year	$(23,440)	(23,980)
Gain from change in fair value	969	434
Balance at end of second quarter	$(22,471)	(23,546)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At June 30, 2019, July 1, 2018 and December 30, 2018, these investments had fair values of $24,358, $24,219 and $23,913, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 days – 90 days’ notice.
(8) Pension and Postretirement Benefits
In February 2018, the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan (“U.S. Pension Plan”).  During the first quarter of 2018 the Company commenced the U.S. Pension Plan termination process and received regulatory approval during the fourth quarter of 2018. During the second quarter of 2019, the Company settled all remaining benefits directly with vested participants electing a lump sum payout, and purchased a group annuity contract from Massachusetts Mutual Life Insurance Company to administer all future payments to remaining U.S. Pension Plan participants. The U.S. Pension Plan's net funded asset position was sufficient to cover the lump sum payments and the purchase of the group annuity contract and settle all other remaining benefit obligations with no additional cost to the Company. After the settlement of the benefit obligations and payment of expenses, the Company had excess assets in the U.S. Pension Plan of approximately $19,000. The Company elected to utilize the remaining surplus after payment of administrative expenses for the Company's future matching contributions under the Company's 401(k) plan. Upon settlement of the pension liability, which occurred in May, 2019, the Company recognized a non-operating settlement charge of $110,777 related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's consolidated statements of operations, adjusted for market conditions and settlement costs at benefit distribution.

As of June 30, 2019, the Company had unrecognized losses related to its remaining pension and postretirement plans of $32,394.
The components of the net periodic cost of the Company's terminated defined benefit pension plan, remaining defined benefit pension plan and other postretirement plans for the quarters and six months ended June 30, 2019 and July 1, 2018 are as follows:

	Quarter Ended
	Pension		Postretirement
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$808	667	178	189
Interest cost	4,913	3,980	316	293
Expected return on assets	(5,128)	(5,174)	—	—
Settlement	110,777	—	—	—
Net amortization and deferrals	5,610	2,965	5	43
Net periodic benefit cost	$116,980	2,438	499	525

	Six Months Ended
	Pension		Postretirement
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	1,845	1,352	356	377
Interest cost	7,118	7,996	632	585
Expected return on assets	(7,166)	(10,379)	—	—
Settlement	110,777	—	—	—
Net amortization and deferrals	7,308	5,942	10	85
Net periodic benefit cost	119,882	4,911	998	1,047

During the six months ended June 30, 2019, the Company made cash contributions of $520 to its remaining defined benefit pension plans. During fiscal 2019, the Company expects to make cash contributions to its remaining defined benefit pension plans of approximately $1,600 in the aggregate.
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

At June 30, 2019, July 1, 2018 and December 30, 2018, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 30, 2019		July 1, 2018		December 30, 2018
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$480,244	16,062	647,255	10,248	468,305	15,089
Sales	235,874	8,452	342,123	11,291	298,194	11,232
Royalties and Other	12,228	15	151,689	(4,575)	26,341	(304)
Total	$728,346	24,529	1,141,067	16,964	792,840	26,017

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at June 30, 2019, July 1, 2018 and December 30, 2018 as follows:

	June 30, 2019	July 1, 2018	December 30, 2018
Prepaid expenses and other current assets
Unrealized gains	$18,554	17,388	21,718
Unrealized losses	(1,911)	(5,307)	(972)
Net unrealized gains	$16,643	12,081	20,746

Other assets
Unrealized gains	$8,250	12,774	6,173
Unrealized losses	(271)	(2,700)	(843)
Net unrealized gains	$7,979	10,074	5,330

Accrued liabilities
Unrealized gains	$—	911	77
Unrealized losses	(78)	(3,118)	(136)
Net unrealized losses	$(78)	(2,207)	(59)

Other liabilities
Unrealized gains	$—	807	—
Unrealized losses	(15)	(3,791)	—
Net unrealized losses	$(15)	(2,984)	—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters and six months ended June 30, 2019 and July 1, 2018 as follows:

	Quarter Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Statements of Operations Classification
Cost of sales	$1,986	(950)	4,600	(4,841)
Net revenues	599	430	1,477	762
Other	34	1,339	152	(84)
Net realized gains (losses)	$2,619	819	6,229	(4,163)

Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  As of June 30, 2019, July 1, 2018 and December 30, 2018 the total notional amounts of the Company's undesignated derivative instruments were $247,295, $140,151 and $452,773, respectively.

At June 30, 2019, July 1, 2018 and December 30, 2018, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	June 30, 2019	July 1, 2018	December 30, 2018
Prepaid expenses and other current assets
Unrealized gains	$—	1,120	—
Unrealized losses	—	(724)	—
Net unrealized gains	$—	396	—

Accrued liabilities
Unrealized gains	$164	—	1,269
Unrealized losses	(1,965)	—	(2,820)
Net unrealized losses	$(1,801)	—	(1,551)

Total unrealized (losses) gains, net	$(1,801)	396	(1,551)

The Company recorded net gains of $1,776 and $6,584 on these instruments to other (income) expense, net for the quarter and six month periods ended June 30, 2019, respectively, and net gains of $10,451 and $3,751 on these instruments to other (income) expense, net for the quarter and six month periods ended July 1, 2018, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
For additional information related to the Company's derivative financial instruments see Notes 4 and 7.
(10) Leases
The Company occupies offices and uses certain equipment under various operating lease arrangements. The Company has no finance leases. These leases have remaining lease terms of 1 year to 19 years, some of which include either, options to extend lease terms, or options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date, was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred.  Leases with an expected term of 12 months or less are not capitalized. Payments under such leases are expensed as incurred. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases.
For the quarter and six months ended June 30, 2019, operating lease expense was $9,133 and $18,075, respectively. Expense related to short-term leases (expected terms less than 12 months) and variable lease payments were not material in the quarter or six months ended June 30, 2019.

Information related to the Company’s leases for the quarter and six months ended June 30, 2019 is as follows:

	Quarter Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,240	$18,814
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$579	$24,259

Weighted Average Remaining Lease Term
Operating leases	6.5 years	6.5 years
Weighted Average Discount Rate
Operating leases	4.4%	4.4%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of June 30, 2019:

June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$17,696
2020	33,907
2021	29,460
2022	27,161
2023	22,038
2024 and thereafter	46,185
Total future lease payments	176,447
Less imputed interest	23,961
Present value of future operating lease payments	152,486
Less current portion of operating lease liabilities (1)	29,298
Non-current operating lease liability (2)	123,188
Operating lease right-of-use assets, net (3)	$135,189
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

The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment, Licensing and Digital segment includes the Company's consumer products licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for sourcing finished products for the Company's U.S. and Canada and International segments. During the first quarter of 2019, the Company realigned its financial reporting segments to include all digital gaming businesses within the re-named Entertainment, Licensing and Digital reporting segment.  As a result of the realignment, U.S. and Canada and the former Entertainment and Licensing segment results for the quarter and six months ended July 1, 2018 have been restated to reflect the change.
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
Results shown for the quarter and six month periods ended June 30, 2019 are not necessarily representative of those which may be expected for the full year 2019, nor were those of the comparable 2018 periods representative of those actually experienced for the full year 2018. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarter and six month periods ended June 30, 2019 and July 1, 2018 are as follows:

	Quarter Ended
	June 30, 2019		July 1, 2018
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$510,529	2,996	448,444	2,596
International	377,438	145	380,444	226
Entertainment, Licensing and Digital	96,506	2,165	75,539	3,090
Global Operations (a)	64	320,618	31	342,482
Corporate and Eliminations (b)	—	(325,924)	—	(348,394)
	$984,537	—	904,458	—

	Six Months Ended
	June 30, 2019		July 1, 2018
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$868,380	4,845	802,357	4,729
International	660,087	186	668,389	288
Entertainment, Licensing and Digital	188,500	4,140	149,944	6,666
Global Operations (a)	80	550,043	109	595,802
Corporate and Eliminations (b)	—	(559,214)	—	(607,485)
	$1,717,047	—	1,620,799	—

As a result of the realignment of the Company’s financial reporting segments, revenues of $10,888 and $21,272 for the quarter and six months ended July 1, 2018, respectively, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment to conform to current year presentation.

	Quarter Ended		Six Months Ended
Operating profit (loss)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
U.S. and Canada	$106,577	73,098	$120,109	$46,478
International	14,583	173	(15,828)	(55,915)
Entertainment, Licensing and Digital	7,936	21,760	37,956	38,903
Global Operations (a)	(5,986)	(9,978)	(4,732)	(7,802)
Corporate and Eliminations (b)	5,223	2,535	26,955	(14,495)
	$128,333	87,588	$164,460	$7,169

As a result of the realignment of the Company’s financial reporting segments, operating profit of $3,134 and $6,370 for the quarter and six months ended July 1, 2018, respectively, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment to conform to current year presentation.

Total assets	June 30, 2019	July 1, 2018	December 30, 2018
U.S. and Canada	$2,845,806	2,894,867	2,898,816
International	2,093,725	2,048,122	2,229,053
Entertainment, Licensing and Digital	945,196	812,757	621,595
Global Operations (a)	1,036,919	3,689,721	3,197,847
Corporate and Eliminations (b)	(1,883,036)	(4,331,611)	(3,684,323)
	$5,038,610	5,113,856	5,262,988
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

The following table represents consolidated International segment net revenues by major geographic region for the quarters and six month periods ended June 30, 2019 and July 1, 2018:

	Quarter Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Europe	$201,072	199,575	$354,451	355,137
Latin America	90,342	96,401	153,119	162,362
Asia Pacific	86,024	84,468	152,517	150,890
Net revenues	$377,438	380,444	$660,087	668,389

The following table presents consolidated net revenues by brand portfolio for the quarters and six month periods ended June 30, 2019 and July 1, 2018:

	Quarter Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Franchise Brands	$576,715	506,535	$970,289	$868,241
Partner Brands	213,448	208,005	385,437	408,597
Hasbro Gaming	123,420	134,275	230,985	239,502
Emerging Brands	70,954	55,643	130,336	104,459
Total	$984,537	904,458	$1,717,047	$1,620,799

Hasbro's total gaming category, which includes all gaming net revenues, both those reported in Hasbro Gaming and those reported elsewhere, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $393,367 and $636,758 for the quarter and six months ended June 30, 2019, respectively. For the quarter and six months ended July 1, 2018, total gaming revenues were $312,773 and $516,315, respectively.

(12) Restructuring Actions
During 2018, the Company announced a comprehensive restructuring plan which consists of re-designing its go-to market strategy and re-shaping its organization to become a more responsive, innovative and digitally-driven play and entertainment company. As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, the Company continues to transform and re-imagine its business to make sure it has the right talent and capabilities to stay competitive. This includes adding new capabilities based on our understanding of the consumer and how our retailers are going to market, while also changing many of the ways we organize across our Brand Blueprint. As part of this process the Company took certain actions, which will continue through 2019. The actions primarily included headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future.

In the first quarter of 2018, the Company recorded a pre-tax severance expense of $17,349, primarily outside of the U.S., related to this 2018 restructuring program. During the fourth quarter of 2018, the Company recorded an additional $72,000 of pre-tax severance charges related to the program. These charges were included within selling, distribution and administration costs on the Consolidated Statements of Operations for the year ended December 30, 2018 and reported within Corporate and Eliminations. No additional charges were taken in the first six months of 2019. The detail of activity related to the program is as follows:

Remaining amounts to be paid as of December 30, 2018	$69,192
Payments made in first quarter of 2019	(7,620)
Payments made in the second quarter of 2019	(7,932)
Remaining amounts as of June 30, 2019	$53,640

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial and business goals, expectations for achieving the Company’s goals and objectives, anticipated expenses, cost savings and efficiency enhancing initiatives and other objectives, anticipated impact of, and any actions taken in response to, the imposition of tariffs in certain markets, and anticipated uses of cash. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 30, 2018 (“2018 Form 10-K”), for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.
EXECUTIVE SUMMARY
Hasbro, Inc. ("Hasbro" or the "Company") is a global play and entertainment company dedicated to Creating the World's Best Play Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its owned and controlled brands, including Franchise Brands BABY ALIVE, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, Emerging Brands, such as POWER RANGERS and LITTLEST PET SHOP, as well as the brands of our partners included in our Partner Brands portfolio. From toys and games, to television, movies, digital gaming and other forms of digital entertainment and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company's entertainment labels, Allspark Pictures and Allspark Animation, create entertainment-driven brand storytelling across mediums, including television, film, digital and more.
Each of these principles is executed globally in alignment with Hasbro's strategic plan, its brand blueprint. At the center of this blueprint, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through product innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, we continue to transform and re-imagine our business strategy. This transformation includes changing many of the ways we organize across our brand blueprint, re-shaping us to become a better equipped and adaptive, digitally-driven organization, including investing in the development of an omni-channel retail presence. More recently the Company has also focused on adding new capabilities through the on-boarding of new skill sets and talent to lead in today’s converged retail environment based on Hasbro’s understanding of the consumer and how its retailers are going to market.
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
The Company's business is separated into three principal business segments: U.S. and Canada, International, and Entertainment, Licensing and Digital. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment, Licensing and Digital segment includes the Company's consumer products licensing, owned and licensed digital gaming, and movie and television entertainment operations. During the first quarter of 2019, the Company realigned its financial reporting segments to include all digital gaming businesses within the re-named Entertainment, Licensing and Digital reporting segment. As a result of the realignment, U.S. and Canada and the former Entertainment and Licensing segment results for the quarter and six month periods ended July 1, 2018 have been restated to reflect the change. In addition to these three primary segments, the Company's product sourcing operations are managed through its Global Operations segment.

Second quarter 2019 highlights:

•	Second quarter net revenues increased 9% to $984.5 million from $904.5 million in the second quarter of 2018.

•
Net revenues in the U.S. and Canada and Entertainment, Licensing and Digital segments increased 14% and 28%, respectively, while the International segment net revenues decreased 1% during the second quarter of 2019 compared to the second quarter of 2018. International segment net revenues were unfavorably impacted by $20.1 million in foreign currency translation.

•
Net revenues from Franchise Brands increased 14%, Emerging Brands net revenues increased 28%, Partner Brands increased 3%, while Hasbro Gaming net revenues declined 8% during the second quarter of 2019 compared to the second quarter of 2018.

•
Operating profit increased to $128.3 million, or 13.0% of net revenue, in the second quarter of 2019 compared to operating profit of $87.6 million, or 9.7% of net revenue, in the second quarter of 2018.

•	Net earnings of $13.4 million, or $0.11 per diluted share, in the second quarter of 2019 compared to net earnings of $60.3 million, or $0.48 per diluted share, in the second quarter of 2018.

•
Second quarter 2019 net earnings included a non-cash charge of $110.8 million ($85.9 million after-tax), or $0.68 per diluted share, related to the Company's settlement of its U.S. defined benefit pension plan liability.

First half 2019 highlights:

•	Net revenues increased 6% to $1,717.0 million in first six months of 2019 compared to $1,620.8 million in the first six months of 2018.

•
Net revenues in the U.S. and Canada and Entertainment, Licensing and Digital segments increased 8% and 26%, respectively, while International segment net revenues declined 1%. International segment net revenues were unfavorably impacted by $43.5 million in foreign currency translation.

•
Net revenues from Franchise Brands increased 12%, Emerging Brands net revenues increased 25%, while Partner Brands and Hasbro Gaming net revenues declined by 6% and 4%, respectively, during the first half of 2019 compared to the first half of 2018.

•	Operating profit was $164.5 million, or 9.6% of net revenues, in the first six months of 2019 compared to operating profit of $7.2 million, or 0.4% of net revenues, in the first six months of 2018.

•
Operating profit for the first six months of 2018 was negatively impacted by pre-tax expenses of $70.4 million related to the Toys“R”Us bankruptcy and severance costs of $17.3 million associated with the Company's 2018 restructuring program.

•	Net earnings of $40.2 million, or $0.32 per diluted share, in the first half of 2019 compared to a net loss of $52.2 million, or $0.42 per diluted share, in the first six months of 2018.

•
Net earnings for the first six months of 2019 included a non-cash charge of $110.8 million ($85.9 million after-tax), or $0.68 per diluted share, related to the Company's settlement of its U.S. defined benefit pension plan liability. The net loss for the first six months of 2018 included the pre-tax expenses of $87.7 million relating to the Toys"R"Us bankruptcy and severance costs described above ($77.1 million after-tax), as well as income tax expense of $47.8 million related to guidance issued on U.S. tax reform in the first quarter of 2018.

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
Amounts Returned to Shareholders
The Company is committed to returning excess cash to its shareholders through quarterly dividends and share repurchases. Hasbro increased the quarterly dividend rate from $0.63 per share to $0.68 per share effective for the dividend paid in May 2019. In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2018, the Company's Board of Directors (the "Board") adopted nine successive share repurchase authorizations with a cumulative authorized repurchase amount of $4,325.0 million. The ninth authorization was approved in May 2018 for $500 million. During the first half of 2019, Hasbro repurchased approximately 0.7 million shares at a total cost of $58.6 million and at an average price of $86.81 per share. As of June 30, 2019, the Company had $369.3 million remaining under these authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds.

SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarter and six month periods ended June 30, 2019 and July 1, 2018.

	Quarter Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net revenues	$984.5	$904.5	$1,717.0	$1,620.8
Operating profit	128.3	87.6	164.5	7.2
Earnings (loss) before income taxes	6.1	68.1	35.7	(20.3)
Income tax expense (benefit)	(7.3)	7.8	(4.5)	31.9
Net earnings (loss)	13.4	60.3	40.2	(52.2)
Diluted earnings (loss) per share	0.11	0.48	0.32	(0.42)
RESULTS OF OPERATIONS – CONSOLIDATED

Second Quarter of 2019
Consolidated net revenues for the second quarter of 2019 increased 9% compared to the second quarter of 2018 and included the impact of an unfavorable $20.7 million foreign currency translation as a result of weaker currencies in the European, Latin American and Asia Pacific markets in 2019 compared to 2018.
Operating profit for the second quarter of 2019 was $128.3 million, or 13.0% of net revenues, compared to operating profit of $87.6 million, or 9.7% of net revenues, for the second quarter of 2018. Operating profit results during the second quarter of 2019 included an unfavorable $3.1 million impact from foreign exchange translation. Operating profit in the second quarter of 2018 was negatively impacted by the loss of revenues associated with the Toys“R”Us liquidations in the U.S. and U.K.
The quarters ended June 30, 2019 and July 1, 2018 were each 13-week periods. Net earnings decreased to $13.4 million for the second quarter of 2019 compared to net earnings of $60.3 million for the second quarter of 2018.  Diluted earnings per share for the second quarter of 2019 was $0.11, down from diluted earnings per share of $0.48 in the second quarter of 2018. Net earnings for the quarter ended June 30, 2019 included a non-cash charge, net of tax of $85.9 million, or $0.68 per diluted share, related to the settlement of the Company's U.S. defined benefit pension plan.

The following table presents net revenues by brand portfolio for the quarters ended June 30, 2019 and July 1, 2018.

	Quarter Ended
	June 30, 2019	July 1, 2018	% Change
Franchise Brands	$576,715	506,535	14%
Partner Brands	213,448	208,005	3%
Hasbro Gaming	123,420	134,275	(8)%
Emerging Brands	70,954	55,643	28%
Total	$984,537	904,458	9%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 14% in the second quarter of 2019 compared to the second quarter of 2018. Higher net revenues from MAGIC: THE GATHERING, MONOPOLY and PLAY-DOH products were partially offset by lower net revenues from MY LITTLE PONY, NERF and BABY ALIVE products during the second quarter of 2019.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 3% in the second quarter of 2019 compared to the second quarter of 2018.  Partner Brands net revenues are reliant on related entertainment, including television and movie releases. During the second quarter of 2019, the Company’s Partner Brands portfolio was supported by theatrical releases from MARVEL’S AVENGERS: END GAME in April and DISNEY’S ALADDIN in May. Net revenue increases from MARVEL products as well as net revenue from UGLYDOLLS and OVERWATCH products, were partially offset by net revenue declines from STAR WARS products, and to a lesser extent, BEYBLADE and DREAMWORKS’ TROLLS products during the second quarter of 2019.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio declined 8% in the second quarter of 2019 compared to the second quarter of 2018. Lower net revenues from PIE FACE, DUEL MASTERS and certain other Hasbro Gaming products were partially offset by higher net revenues from DUNGEONS & DRAGONS, YAHTZEE and CONNECT 4 products in the second quarter of 2019.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $393.4 million for the second quarter of 2019, an increase of 26%, as compared to $312.8 million in the second quarter of 2018.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 28% during the second quarter of 2019 compared to the second quarter of 2018. Contributing to net revenue increases during the second quarter of 2019 were POWER RANGERS products as well as net revenue increases from FURREAL FRIENDS and PLAYSKOOL products. These increases were partially offset by declines in LITTLEST PET SHOP products during the second quarter of 2019.

First Six Months of 2019
For the first six months of 2019, consolidated net revenues increased 6% compared to the first six months of 2018. The net revenue increase in the first half of 2019 included an unfavorable variance of $45.0 million as a result of foreign currency translation due to weaker currencies across the Company's international markets when compared to the first half of 2018.
Operating profit for the first six months of 2019 increased to $164.5 million, or 9.6% of net revenues, from $7.2 million, or 0.4% of net revenues, for the first six months of 2018. Operating profit in the first half of 2018 was negatively impacted by the loss of revenues and incremental bad debt expense associated with the Toys“R”Us liquidations in the U.S. and U.K., as well as severance costs associated with the Company’s 2018 restructuring program.
The six month periods ended June 30, 2019 and July 1, 2018 were each 26-week periods. Net earnings for the first six months of 2019 were $40.2 million compared to a net loss of $52.2 million for the first six months of 2018. Diluted earnings per share was $0.32 in the first half of 2019, up from a diluted loss per share of $0.42 in 2018. Net earnings for the six months ended June 30, 2019 included a non-cash, net of tax charge of $85.9 million, or $0.68 per diluted share, related to the settlement of the Company's U.S. defined benefit pension plan. The net loss in the first half of 2018 includes incremental bad debt expense and other costs, net of tax, of $61.4 million, or $0.49 per diluted share, related to Toys“R”Us, $15.7 million, or $0.12 per diluted share, of severance costs related to the Company's 2018 restructuring program, and tax expense of $47.8 million, or $0.38 per diluted share, related to U.S. tax reform and additional guidance issued in 2018.
The following table presents net revenues by product category for the first six months of 2019 and 2018.

	Six Months Ended
	June 30, 2019	July 1, 2018	% Change
Franchise Brands	$970,289	868,241	12%
Partner Brands	385,437	408,597	(6)%
Hasbro Gaming	230,985	239,502	(4)%
Emerging Brands	130,336	104,459	25%
Total	$1,717,047	1,620,799	6%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 12% in the first six months of 2019 compared to 2018.  Higher net revenues from MAGIC: THE GATHERING, PLAY-DOH, MONOPOLY and TRANSFORMERS products were partially offset by lower net revenues from NERF, MY LITTLE PONY and BABY ALIVE products.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio declined 6% during the first six months of 2019 compared to 2018. Partner Brands net revenues are reliant on related entertainment, including television and movie releases. During the first half of 2019, the Company’s Partner Brands portfolio was supported by theatrical releases from MARVEL’S AVENGERS: END GAME in April and DISNEY’S ALADDIN in May. In addition to these films, the Company’s 2019 Partner Brand theatrical releases include DISNEY’S FROZEN II expected in November and STAR WARS: THE RISE OF SKYWALKER in December. During the first six months of 2019, the decrease was driven by lower net revenues from STAR WARS and DISNEY FROZEN products ahead of planned film releases in the second half of 2019 described above, as well as net revenue declines from DREAMWORKS’ TROLLS products. These declines were partially offset by higher net revenues from MARVEL products as well as net revenue contributions from the introduction of the Company's line of UGLY DOLLS and OVERWATCH products during the first six months of 2019 compared to the same period in 2018.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio decreased 4% in the first six months of 2019 compared to the first six months of 2018. Increased net revenues from DUNGEONS & DRAGONS and CONNECT 4 products, were more than offset by lower net revenues from PIE FACE and SPEAK OUT products.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, increased to $636.8 million in the first six months of 2019 versus $516.3 million in the first six months of 2018.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio grew 25% for the first six months of 2019 compared to the first six months of 2018. Net revenues from the introduction of the Company's POWER RANGERS products, as well as net revenue increases from FURREAL FRIENDS and PLAYSKOOL products, were partially offset by net revenue declines from LITTLEST PET SHOP products.

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

	Quarter Ended				Fiscal Year Ended
	April 1, 2018	July 1, 2018	Sept. 30, 2018	Dec. 30, 2018	Dec. 30, 2018
Net Revenues *
U.S. and Canada segment	$353.9	$448.4	$912.2	$661.1	$2,375.7
Entertainment, Licensing and Digital segment	74.4	75.5	96.8	109.6	356.3

Operating Profit (Loss) *
U.S. and Canada segment	$(26.6)	$73.1	$223.1	$100.7	$370.2
Entertainment, Licensing and Digital segment	17.1	21.8	37.1	(46.9)	29.1

Second Quarter of 2019
The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended June 30, 2019 and July 1, 2018:

	Quarter Ended
	June 30, 2019	July 1, 2018	% Change
Net Revenues *
U.S. and Canada segment	$510.5	$448.4	14%
International segment	377.4	380.4	-1%
Entertainment, Licensing and Digital segment	96.5	75.5	28%

Operating Profit *
U.S. and Canada segment	$106.6	$73.1	46%
International segment	14.6	0.2	>100%
Entertainment, Licensing and Digital segment	7.9	21.8	-64%
*For the quarter ended July 1, 2018, revenues of $10.9 million, and operating profit of $3.1 million, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment.
U.S. and Canada Segment
The U.S. and Canada segment net revenues for the second quarter of 2019 increased 14% compared to the second quarter of 2018.  Net revenues grew in Franchise Brands, Partner Brands and Emerging Brands while Hasbro Gaming net revenues decreased during the second quarter of 2019.
In the Franchise Brands portfolio, net revenue increases from MAGIC: THE GATHERING, PLAY-DOH and TRANSFORMERS products were partially offset by lower net revenues from NERF and BABY ALIVE products.  In the Partner Brands portfolio, higher net revenues from MARVEL products as well as net revenue contributions from UGLYDOLLS and OVERWATCH products were partially offset by net revenue decreases from STAR WARS products during the second quarter of 2019. In the Hasbro Gaming portfolio, higher net revenues from DUNGEONS & DRAGONS products were more than offset by decreased net revenues from DUEL MASTERS, as well as other Hasbro Gaming brands products. In the Emerging Brands portfolio, the addition of net revenues from the Company’s POWER RANGERS products, as well as net revenue increases from FURREAL FRIENDS and PLAYSKOOL products, were partially offset by net revenue declines from LITTLEST PET SHOP products during the second quarter of 2019.
U.S. and Canada segment operating profit for the second quarter of 2019 was $106.6 million, compared to segment operating profit of $73.1 million, for the second quarter of 2018.  The operating profit increase in the second quarter was the result of increased revenues and lower administrative costs partially offset by higher intangible asset amortization costs associated with the Power Rangers brand acquisition, and higher shipping and warehousing costs.
International Segment
International segment net revenues declined 1% to $377.4 million in the second quarter of 2019 from $380.4 million in the second quarter of 2018. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended June 30, 2019 and July 1, 2018.

	Quarter Ended
	June 30, 2019	July 1, 2018	% Change
Europe	$201.1	199.5	1%
Latin America	90.3	96.4	-6%
Asia Pacific	86.0	84.5	2%
Net revenues	$377.4	380.4	-1%

The decline in International segment net revenues during the second quarter of 2019 was driven by an unfavorable foreign currency translation of $20.1 million related to the Company’s European, Latin American and Asia Pacific regions. Absent the impact of foreign exchange, International segment net revenues increased $17.1 million or 5% during the second quarter of 2019.  International segment net revenues from Franchise Brands and Emerging Brands grew, Partner Brands net revenues were relatively flat, while net revenues from Hasbro Gaming declined during the second quarter of 2019 compared to the second quarter of 2018.  In the Franchise Brands portfolio, higher net revenues from MAGIC: THE GATHERING and, to a lesser extent, MONOPOLY products, were partially offset by lower net revenues from MY LITTLE PONY, NERF and TRANSFORMERS products.  In the Partner Brands portfolio, net revenue increases from MARVEL were offset by net revenue declines in STAR WARS and BEYBLADE products. In the Hasbro Gaming portfolio, net revenue declined in PIE FACE products. In the Emerging Brands portfolio, contributions from POWER RANGERS products were partially offset by lower net revenues from LITTLEST PET SHOP products in the second quarter of 2019.
International segment operating profit was $14.6 million for the second quarter of 2019, compared to operating profit of $0.2 million for the second quarter of 2018. The increase in operating profit during the second quarter of 2019 was the result of a more favorable product mix and lower advertising costs, partially offset by higher royalty expense and higher intangible asset amortization expense.
Entertainment, Licensing and Digital Segment
Entertainment, Licensing and Digital segment net revenues increased 28% to $96.5 million for the second quarter of 2019, compared to $75.5 million for the second quarter of 2018. Revenue growth was primarily driven by MAGIC: THE GATHERING ARENA, which went into open beta status in the fourth quarter of 2018, and to a lesser extent, by consumer product licensing net revenues during the second quarter of 2019.
Entertainment, Licensing and Digital segment operating profit decreased to $7.9 million for the second quarter of 2019, from $21.8 million for the second quarter of 2018. Overall, the decrease in Entertainment, Licensing and Digital segment operating profit was due primarily to higher program production expense and amortization as well as increased advertising, development and administration costs for MAGIC: THE GATHERING ARENA and other digital gaming initiatives.
Global Operations
The Global Operations segment operating loss of $6.0 million for the second quarter of 2019 compared to an operating loss of $10.0 million for the second quarter of 2018.
Corporate and Eliminations
The operating profit in Corporate and Eliminations totaled $5.2 million for the second quarter of 2019 compared to operating profit of $2.5 million for the second quarter of 2018 driven by cost-saving initiatives implemented as a result of the Company's 2018 restructuring program.

First Six Months of 2019
The following table presents net revenues and operating profit for the Company's three principal segments for each of the six months ended June 30, 2019 and July 1, 2018.

	Six Months Ended
	June 30, 2019	July 1, 2018	% Change
Net Revenues*
U.S. and Canada segment	$868.4	$802.4	8%
International segment	660.1	668.4	-1%
Entertainment, Licensing and Digital segment	188.5	149.9	26%

Operating Profit *
U.S. and Canada segment	$120.1	$46.5	>100%
International segment	(15.8)	(55.9)	72%
Entertainment, Licensing and Digital segment	38.0	38.9	-2%
*For the six months ended July 1, 2018, revenues of $21.3 million, and operating profit of $6.4 million, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment.

U.S. and Canada Segment
The U.S. and Canada segment net revenues for the six months ended June 30, 2019 increased 8% compared to 2018.  In the first six months of 2019, net revenue increases in the Franchise Brands and Emerging Brands portfolios were partially off-set by lower net revenues in the Partner Brands and Hasbro Gaming portfolios.
In the Franchise Brands portfolio, increases in net revenues from MAGIC: THE GATHERING, PLAY DOH, TRANSFORMERS and MONOPOLY products were partially offset by lower net revenues from NERF, MY LITTLE PONY and BABY ALIVE products. In the Partner Brands portfolio, lower net revenues from STAR WARS and DREAMWORKS’ TROLLS products were partially offset by net revenue contributions from the introduction of the Company's UGLYDOLL and OVERWATCH products. In the Hasbro Gaming portfolio, higher net revenues from DUNGEONS & DRAGONS and DUEL MASTERS products were offset by lower net revenues from PIE FACE, SPEAK OUT and certain other Hasbro Gaming products. In the Emerging Brands portfolio, net revenue contributions from the introduction of the Company's POWER RANGERS products, as well as net revenue increases from FURREAL FRIENDS and PLAYSKOOL products were partially offset by net revenue decreases from LITTEST PET SHOP products.
U.S. and Canada segment operating profit for the six months ended June 30, 2019 increased to $120.1 million, or 13.8% of segment net revenues, compared to $46.5 million, or 5.8% of segment net revenues, for the six months ended July 1, 2018. The operating profit in the first half of 2018 included expenses of $52.3 million related to the Toys“R”Us liquidation in the U.S. The increase in operating profit in the first half of 2019 was driven by higher revenues and favorable product mix partially offset by start-up expenses associated with opening a new Midwestern U.S. warehouse and higher intangible asset amortization costs associated with the Power Rangers brand acquisition.
International Segment
International segment net revenues decreased 1% to $660.1 million for the six months ended June 30, 2019 from $668.4 million for the six months ended July 1, 2018. The following table presents net revenues by geographic region for the Company's International segment for the six month periods ended June 30, 2019 and July 1, 2018.

	Six Months Ended
	June 30, 2019	July 1, 2018	% Change
Europe	$354.5	355.1	—%
Latin America	153.1	162.4	-6%
Asia Pacific	152.5	150.9	1%
Net revenues	$660.1	668.4	-1%
The decline in International segment net revenues during the first half of 2019 reflects an unfavorable foreign currency translation of $43.5 million related to the Company’s European, Latin American and Asia Pacific regions. Absent the impact of foreign exchange, International segment net revenues increased $35.2 million or 5% during the first half of 2019.  International segment net revenues from Franchise Brands and Emerging Brands grew while Partner Brands and Hasbro Gaming net revenues declined during the first six months of 2019 compared to 2018.  In the Franchise Brands portfolio, higher net revenues from MAGIC: THE GATHERING and MONOPOLY products were offset by lower net revenues from NERF and MY LITTLE PONY products.  The declines in Partner Brands were driven by lower sales of STAR WARS, DISNEY PRINCESS and DISNEY FROZEN products partially offset by higher net revenues from MARVEL products.  In the Hasbro Gaming portfolio, lower net revenues from PIE FACE and JENGA products were partially offset by net revenue increases from CONNECT 4 and certain other Hasbro Gaming products. In the Emerging Brands portfolio, contributions from the introduction of the Company's POWER RANGERS products were partially offset by lower net revenues from LITTLEST PET SHOP products in the first six months of 2019.
The International segment operating loss was $15.8 million for the first six months of 2019, compared to an operating loss of $55.9 million for the first six months of 2018. Operating profit for the first six months of 2018 includes $11.2 million of expenses related to the Toys“R”Us liquidation in the United Kingdom. The improvement in International segment operating results for the first six months of 2019 was the result of lower administrative, advertising and product development costs as well as lower distribution costs offset by higher intangible asset amortization costs.
Entertainment, Licensing and Digital Segment
Entertainment, Licensing and Digital segment net revenues for the six months ended June 30, 2019 increased 26% to $188.5 million from $149.9 million for the six months ended July 1, 2018. Revenue growth was driven by MAGIC: THE GATHERING ARENA and higher consumer products licensing revenues.

Entertainment and Licensing segment operating profit remained relatively flat at $38.0 million, or 20.1% of net revenues, for the six months ended June 30, 2019 from $38.9 million, or 25.9% of segment net revenues, for the six months ended July 1, 2018. The change in the Entertainment, Licensing and Digital segment operating profit was driven by the increased revenues noted above, offset by higher program production expense and amortization costs as well as increased development and administration costs for MAGIC: THE GATHERING ARENA and other digital gaming initiatives.
Global Operations
The Global Operations segment operating loss of $4.7 million for the first six months of 2019 compares to an operating loss of $7.8 million for the first six months of 2018.
Corporate and Eliminations
Operating profit in Corporate and Eliminations for the first six months of 2019 was $27.0 million, compared to a loss of $14.5 million for the first six months of 2018. The Corporate and Eliminations operating loss in the first six months of 2018 was driven by $7 million of expenses associated with the Toys“R”Us liquidation and $17.3 million of severance related to the Company’s 2018 restructuring plan. In the first half of 2019, operating profit benefited from cost reductions associated with the implementation of the Company’s 2018 restructuring program.

OPERATING COSTS AND EXPENSES

Second Quarter 2019
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended June 30, 2019 and July 1, 2018.

	Quarter Ended
	June 30, 2019	July 1, 2018
Cost of sales	34.9%	37.4%
Royalties	7.2	7.3
Product development	6.7	6.6
Advertising	9.4	9.7
Amortization of intangibles	1.2	0.5
Program production cost amortization	2.4	0.8
Selling, distribution and administration	25.2	28.0
Cost of sales for the second quarter of 2019 was $343.7 million, or 34.9% of net revenues, compared to $338.3 million, or 37.4% of net revenues, for the second quarter of 2018.  Costs of sales increased in dollars primarily due to higher net revenues compared to the second quarter of 2018. As a percent of net revenues, the decrease reflects a more favorable product mix in the second quarter of 2019 compared to 2018.
Royalty expense for the second quarter of 2019 was $71.1 million, or 7.2% of net revenues, compared to $66.0 million, or 7.3% of net revenues, for the second quarter of 2018.  In the second quarter of 2019, the increase in royalty expense was driven by net revenue increases, primarily from Partner Brand products. Royalty expense was consistent as a percent of net revenues.
Product development expense for the second quarter of 2019 was $65.6 million, or 6.7% of net revenues, compared to $59.9 million, or 6.6% of net revenues, for the second quarter of 2018.  The increase in dollars was driven by increased investments in digital gaming, primarily related to MAGIC: THE GATHERING ARENA.
Advertising expense for the second quarter of 2019 was $92.8 million, or 9.4% of net revenues, compared to $87.6 million, or 9.7% of net revenues, for the second quarter of 2018.  The advertising expense increase was driven by net revenue increases and higher costs associated with the Company’s digital and e-sports initiatives, primarily MAGIC: THE GATHERING ARENA.
Amortization of intangible assets was $11.8 million, or 1.2% of net revenues for the second quarter of 2019, compared to $4.6 million, or 0.5% of net revenues, for the second quarter of 2018.  The increase in dollars and as a percent of net revenues reflects amortization related to the POWER RANGERS property rights acquired during the second quarter of 2018.

Program production expense and amortization increased to $23.5 million or 2.4% of net revenues, for the second quarter of 2019 from $7.3 million, or 0.8% of net revenues, for the second quarter of 2018. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The increase in dollars, and as a percent of net revenues, reflects expense related to a film production asset during the second quarter of 2019.
For the second quarter of 2019, the Company's selling, distribution and administration expenses decreased to $247.7 million, or 25.2% of net revenues, from $253.2 million, or 28.0% of net revenues, for the second quarter of 2018. The decrease in selling, distribution and administration expenses was driven by cost-savings initiatives, lower compensation expense, lower depreciation expense as well as other general cost decreases in the second quarter of 2019.  These decreases were partially offset by increased expenses related to opening a new Midwestern U.S. warehouse, as well as expense increases in support of the Company’s Wizards of the Coast business. In addition, the Company had higher warehousing costs in the second quarter of 2019 as a result of proposed tariffs on its products in the U.S. which resulted in the Company importing products sooner than anticipated.

First Six Months of 2019
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the six month periods ended June 30, 2019 and July 1, 2018.

	Six Months Ended
	June 30, 2019	July 1, 2018
Cost of sales	35.2%	36.6%
Royalties	7.6	8.4
Product development	7.1	7.2
Advertising	9.9	9.6
Amortization of intangibles	1.4	0.7
Program production cost amortization	1.8	1.2
Selling, distribution and administration	27.5	35.9
Cost of sales for the six months ended June 30, 2019 increased in dollars to $603.7 million, from $593.5 million for the six months ended July 1, 2018 but decreased as a percentage of net revenues from 36.6% for the first six months of 2018 to 35.2% for the first six months of 2019. Costs of sales increased in dollars primarily due to higher net revenues compared to the first six months of 2018. As a percent of net revenues, the decrease reflects a more favorable product mix in the first half of 2019 compared to 2018.
Royalty expense for the six months ended June 30, 2019 was $130.9 million, or 7.6% of net revenues, compared to $135.7 million, or 8.4% of net revenues, for the six months ended July 1, 2018. The decrease in royalty expense in dollars, and as a percent of net revenues, was driven primarily by overall declines in partner brand net revenues during the first half of 2019.
Product development expense for the six months ended June 30, 2019 increased to $121.9 million, or 7.1% of net revenues, from $117.2 million, or 7.2% of net revenues for the six months ended July 1, 2018. The increase in dollars during the first six months of 2019 was driven by increased investments in digital gaming, primarily related to MAGIC: THE GATHERING ARENA.
Advertising expense for the six months ended June 30, 2019 was $169.4 million, or 9.9% of net revenues, compared to $155.6 million, or 9.6% of net revenues, for the six months ended July 1, 2018. The increase in advertising expense was primarily due to higher revenues in the first half of 2019 as well as higher costs related to the Company’s digital and e-sports initiatives, primarily MAGIC: THE GATHERING ARENA.
Amortization of intangibles was $23.6 million, or 1.4% of net revenues, for the six months ended June 30, 2019 compared to $11.0 million, or 0.7% of net revenues, in the first six months of 2018. The increase reflects amortization related to the POWER RANGERS property rights acquired during the second quarter of 2018.

Program production expense and amortization increased in the first six months of 2019 to $30.1 million, or 1.8% of net revenues, from $19.3 million, or 1.2% of net revenues, in the first six months of 2018. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The increase in dollars, and as a percent of net revenues, reflects expense related to a film production asset, offset by lower television programming amortization during the first half of 2019.
For the six months ended June 30, 2019, the Company's selling, distribution and administration expenses decreased to $473.0 million or 27.5% of net revenues from $581.2 million or 35.9% of net revenues for the six months ended July 1, 2018. In the first half of 2018, the Company’s selling, distribution and administration expenses included $60.3 million of bad debt and other expenses related to Toys“R”Us, as well as $17.3 million of severance costs related to the Company’s 2018 restructuring program. The decrease in selling, distribution and administration expenses was driven by cost-savings initiatives, lower compensation expense, lower depreciation expense as well as other general cost decreases.  These decreases were partially offset by increased expenses related to opening a new Midwestern U.S. warehouse, higher warehousing costs in 2019 as a result of importing product earlier as a result of the proposed tariffs in the U.S., as well as expense increases in support of the Company’s Wizards of the Coast business.
NON-OPERATING (INCOME) EXPENSE
Interest expense for the second quarter and first six months of 2019 totaled $22.0 million and $44.3 million, respectively, compared to $22.8 million and $45.6 million in the second quarter and first six months of 2018, respectively. The decrease in interest expense for the quarter and first six months primarily reflects lower levels of short-term borrowing in 2019 compared to 2018.
Interest income was $6.0 million and $13.7 million for the second quarter and first six months of 2019, respectively, compared to $6.3 million and $12.6 million in the second quarter and first six months of 2018, respectively. Higher average interest rates in 2019 compared to 2018 contributed to the six month increase offset by lower levels of invested cash in 2019.
Other expense, net was $106.2 million and $98.1 million for the second quarter and first six months of 2019, respectively, compared to other income, net of $3.0 million and $5.6 million in the second quarter and first six months of 2018, respectively.  The decline was driven by the $110.8 million non-cash pension charge as a result of the settlement of the Company's U.S. pension plan liability during the second quarter of 2019. Offsetting this decline was an increase in other income, driven by improved foreign exchange gains and losses in 2019.
INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time tax on certain unrepatriated earnings of foreign subsidiaries.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) established a one-year measurement period to complete the accounting for the income tax effects of the Tax Act according to standards provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Accounting for Income Taxes (ASC 740). An entity recognizes the impact of those amounts for which the accounting is complete. For the first quarter of 2018, the Company obtained additional information affecting the provisional amount initially recorded in the fourth quarter of 2017. As a result, the Company recorded a one-time tax expense of $47.8 million which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed its analysis based on legislative updates relating to the Tax Act.

Income tax benefit totaled $7.3 million on pre-tax earnings of $6.1 million in the second quarter of 2019 compared to income tax expense of $7.8 million on pre-tax earnings of $68.1 million in the second quarter of 2018. For the six month period, the income tax benefit totaled $4.5 million on pre-tax earnings of $35.7 million in 2019 compared to income tax expense of $31.9 million on pre-tax loss of $20.3 million in 2018.  Both periods, as well as the full year 2018, were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first six months of 2019, favorable discrete tax adjustments were a net benefit of $31.3 million compared to a net expense of $30.9 million in the first six months of 2018. The favorable discrete tax adjustments for the first six months of 2019 primarily relate to the settlement of the U.S. defined benefit pension plan liability, excess tax benefits on share-based payments and expiration of statutes of limitation for uncertain tax positions. The unfavorable discrete tax adjustments for the first six months of 2018 primarily related to changes in guidance on U.S. tax reform, which resulted in the reversal of a tax benefit recorded in 2017 and additional repatriation tax liability, partially offset by excess tax benefits on share-based payments and audit settlements. Absent discrete items, the adjusted tax rates for the first six months of 2019 and 2018 were 18.3% and 17.4%, respectively. The increase in the adjusted tax rate of 18.3% for the six months ended June 30, 2019 is primarily due to the mix of jurisdictions where the company earned its profits.
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
Accounting Pronouncement Updates
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability is based on the present value of lease payments and the asset is based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. Certain other quantitative and qualitative disclosures are also required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to retained earnings. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms were evaluated, including extension and renewal options as well as the lease payments associated with the leases. As a result of the adoption of the standard, in the first quarter of 2019, the Company recorded right-of-use assets of $121.2 million and lease liabilities of $139.5 million. The Company’s results of operations were not impacted by this standard. The adoption of this standard did not have an impact on the Company’s cash flows. For further details, see Note 10 to the consolidated financial statements, which are included in Part I of this Form 10-Q.

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
Recent Securities and Exchange Commission Rulings
In August 2018, the U.S. Securities and Exchange Commission (“SEC”) issued a final ruling amending numerous SEC rules covering a diverse group of topics. One noteworthy rule change expands disclosure requirements related to changes in shareholders’ equity by extending to interim periods, the annual requirement of SEC Regulation S-X, Rule 3-04, of presenting changes in stockholders’ equity. An analysis of changes in stockholders’ equity in the form of a reconciliation is required for the current and comparative year-to-date interim periods effective for all filings submitted on or after November 5, 2018. As a result of the adoption of this ruling, the Company has included a statement of stockholders’ equity for the quarters and year-to-date periods ending June 30, 2019 and July 1, 2018, in Part I, Item 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first six months of 2019 and 2018 the Company funded its operations and liquidity needs primarily through cash flows from operations and borrowings under its available lines of credit.
The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program, are adequate to meet its working capital needs over the next twelve months. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of June 30, 2019, the Company's cash and cash equivalents totaled $1,151.0 million. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were considered indefinitely reinvested by the Company. The Tax Act provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of June 30, 2019, the Company has a total liability of $192.9 million related to this tax, $18.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $174.5 million is presented within other liabilities, non-current on the Consolidated Balance Sheets. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, the related earnings in foreign jurisdictions are available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of June 30, 2019 is denominated in the U.S. dollar.

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
The table below outlines key financial information pertaining to our consolidated balance sheets including the period-over-period changes.

	June 30, 2019	July 1, 2018	% Change
Cash and cash equivalents	$1,151.0	1,159.1	-1%
Accounts receivable, net	805.3	739.3	9%
Inventories	564.8	610.2	-7%
Prepaid expenses and other current assets	309.0	319.0	-3%
Other assets	665.2	706.8	-6%
Accounts payable and accrued liabilities	1,059.9	1,032.3	3%
Other liabilities	554.2	600.3	-8%
Accounts receivable increased 9% to $805.3 million at June 30, 2019, compared to $739.3 million at July 1, 2018. Absent the $8.8 million impact of foreign currency translation, accounts receivable increased approximately 10% compared to revenue growth, absent foreign currency, of 11% in the second quarter of 2019.  Accounts receivable, net at July 1, 2018 included a $77.0 million allowance for doubtful accounts related to Toys“R”Us.  Days sales outstanding of 74 as of June 30, 2019 was consistent with days sales outstanding at July 1, 2018.
Inventories decreased 7% to $564.8 million at June 30, 2019 from $610.2 million at July 1, 2018. The decrease at June 30, 2019 reflects improved inventory management initiatives implemented across the Company's international markets offset by higher inventory levels in the U.S as a result of the proposed tariffs which resulted in the Company importing goods earlier than expected.
Prepaid expenses and other current assets decreased 3% to $309.0 million at June 30, 2019 from $319.0 million at July 1, 2018. The decrease was due to lower prepaid advertising balances as a result of the timing of payments in 2019 compared to 2018 and lower prepaid taxes, both value-added taxes and income taxes. These decreases were partially offset by higher accrued royalty income and higher prepaid royalty balances, as well as higher unrealized gains on foreign exchange contracts. In addition, as a result of the settlement of the Company's U.S. defined benefit pension plan, the Company had excess assets of approximately $19 million of which $8 million is recorded as a current asset and will be used to fund future Company contributions to the Company's 401(k) plan in the U.S.
Other assets decreased approximately 6% to $665.2 million at June 30, 2019 from $706.8 million at July 1, 2018. The decrease was primarily due to lower deferred tax asset balances as a result of a reclassification of certain deferred tax assets to reduce the Company's transition tax liability, lower long-term receivable balances related to third-party production studio rebates and a multi-year digital distribution agreement for Hasbro television programming and lower capitalized movie production costs as a result of expense on certain production assets during the second half of 2018 and the first half of 2019. These decreases were partially offset by the above mentioned pension surplus as a result of the settlement of the Company's U.S. pension plan of which approximately $11 million is recorded in other assets, higher capitalized television production costs, net of production rebates and higher accrued royalty income balances in 2019.
Accounts payable and accrued liabilities increased 3% to $1,059.9 million at June 30, 2019 from $1,032.3 million at July 1, 2018. Increases include higher severance charges related to the Company’s 2018 restructuring program, the Company’s current lease liability balance of $29.3 million included in accrued liabilities as the result of the adoption of ASU 2016-02, and higher accrued advertising primarily related to MAGIC: THE GATHERING ARENA. These increases were partially offset by the payment of remaining amounts due to Saban Properties for the Power Rangers brand acquisition and lower accounts payable balances in the first half of 2019.

Other liabilities decreased 8% to $554.2 million at June 30, 2019 from $600.3 million at July 1, 2018. The decrease reflects the reclassification of certain deferred tax assets to reduce the transition tax liability as well as the 2019 installment payment, a decrease in the liability for uncertain tax positions reflecting changes in management judgment and lower long-term pension balances as a result of the settlement of the Company's U.S. pension plan liability in 2019. These decreases were partially offset by the adoption of ASU 2016-02 in 2019 which requires the recognition of the long-term lease liability balances, which were $123.2 million as of June 30, 2019.
Cash Flow
Net cash provided by operating activities in the first six months of 2019 was $336.3 million compared to $240.8 million in the first six months of 2018. The increase in cash flow from operations primarily reflects higher earnings in the first half of 2019 as compared to the first half of 2018.
Net cash utilized by investing activities was $60.5 million in the first six months of 2019 compared to $223.8 million in the first six months of 2018.  Additions to property, plant and equipment were $58.2 million in the first six months of 2019 compared to $71.8 million in the first six months of 2018. Cash utilized by investing activities in 2018 reflects the cash portion of the Power Rangers brand acquisition of $155.5 million.
Net cash utilized by financing activities was $306.6 million in the first six months of 2019 compared to $421.2 million in the first six months of 2018. The decline in cash utilized in financing activities was driven by:

•
Repayments of short-term borrowings of $133.6 million in the first six months of 2018, compared to net proceeds of $3.1 million in 2019, due to lower short-term borrowings in the first half of 2019 compared to the first half of 2018.

•
Lower cash payments related to purchases of the Company's common stock of $58.6 million in the first six months of 2019 compared to $103.5 million in the first six months of 2018. At June 30, 2019, the Company had $369.3 million remaining available under its current share repurchase authorization approved by the Board of Directors.

•
Lower tax payments made to tax authorities for which shares were withheld from employees’ share-based payment awards, of $11.9 million in the first six months of 2019, compared to $54.7 million in 2018.

Partially offset by:

•
Higher dividends paid in the first six months of 2019 of $164.9 million compared to $149.5 million in the first six months of 2018 reflecting a higher dividend rate commencing with the May 2019 dividend payments.

•
During the first half of 2019, related to the 2018 Power Rangers brand acquisition, the Company paid $100.0 million to Saban Properties which consisted of a $75.0 million deferred purchase price payment and $25.0 million release from escrow. There are no remaining payments due to Saban Properties related to the Power Rangers brand acquisition.

Sources and Uses of Cash
The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days.  The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis.  The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At June 30, 2019, the Company had no outstanding borrowings related to the Program.

The Company has a revolving credit agreement (the "Agreement"), which provides it with a $1,100.0 million committed borrowing facility. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million. The Company was in compliance with all covenants as of and for the quarter ended June 30, 2019. The Company had no borrowings outstanding under its committed revolving credit facility at June 30, 2019. However, the Company had letters of credit outstanding under this facility as of June 30, 2019 of approximately $2.2 million. Amounts available and unused under the committed line, as of June 30, 2019 were approximately $1,097.8 million. The Company also has other uncommitted lines from various banks, of which approximately $27.6 million was utilized at June 30, 2019, including $14.9 million of outstanding letters of credit and $12.7 million of outstanding borrowings.
The Company has principal amounts of long-term debt at June 30, 2019 of $1,709.9 million, due at varying times from 2021 through 2044. The Company also had letters of credit of approximately $17.1 million and purchase commitments of approximately $548.7 million outstanding at June 30, 2019.
Other contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2018, did not materially change outside of payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2018 does not include certain tax liabilities related to uncertain tax positions.
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
The Company reflects all forward and option contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At June 30, 2019, these contracts had net unrealized gains of $22.7 million, of which $16.6 million of unrealized gains are recorded in prepaid expenses and other current assets, $8.0 million of unrealized gains are recorded in other assets and $1.9 million of unrealized losses are recorded in accrued liabilities. Included in accumulated other comprehensive loss at June 30, 2019 are deferred gains, net of tax, of $19.9 million, related to these derivatives.

At June 30, 2019, the Company had fixed rate long-term debt of $1,709.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at June 30, 2019 are deferred losses, net of tax, of $18.6 million related to these derivatives.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4.    Controls and Procedures.
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In connection with information set forth in this Quarterly Report on Form 10-Q, the factors discussed under Item 1A. Risk Factors, in Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (the “Annual Report”), should be considered in addition to the discussion set forth below.  These risks could materially and adversely affect our business, financial condition, and results of operations.
This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial and business goals, expectations for achieving the Company's goals and objectives, anticipated expenses, cost savings and efficiency enhancing initiatives and other objectives, anticipated impact of, and actions taken in response to, the imposition of tariffs in certain markets, and anticipated uses of cash. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.
The Company's actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors which may impact these forward-looking statements are included in our Annual Report. In furtherance, and not in limitation, of the more detailed discussion set forth in the Annual Report, specific factors that might cause such a difference include, but are not limited to:

•	the Company’s ability to successfully develop and grow its franchise and key partner brands, which constitute a substantial majority of the Company’s total revenues;

•
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

•
the Company's ability to offer products that (i) expand consumer demand for its product offerings and do not significantly compete with the Company's other existing product offerings and (ii) consumers want to purchase and select over competitors' products;

•	the success of the Company’s key partner brands, and the Company’s ability to maintain and extend solid relationships with its key partners;

•	successful brand and/or product introductions from competitors that capture market share and sales from the Company;

•
the Company's ability to source and ship products in a timely and cost-effective manner and customers' and consumers' acceptance and purchase of those products in quantities and at prices that will be sufficient to profitably recover the Company's costs for developing, marketing and selling those products;

•
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

•
recessions, other economic downturns, challenging economic conditions, unfavorable changes in exchange rates or economic uncertainty affecting one or more of the Company's significant markets including, without limitation, the U.K., Brazil and Russia, which can negatively impact the financial health of the Company's customers and consumers, and which can result in lower employment levels, consumer disposable income and consumer spending, including lower retailer inventories and spending on purchases of the Company's products;

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

•	other risks associated with international operations, including in emerging markets which have unique consumer preferences and business climates;

•	delays, increased costs, lack of consumer acceptance or other difficulties associated with the development and offering of our or our partners' entertainment, digital or media initiatives;

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

•
an adverse change in purchasing policies or promotional programs, or the bankruptcy or other economic difficulties or lack of success, of one or more of the Company's significant retailers comprising its relatively concentrated retail customer base, which could negatively impact the Company's revenues or bad debt exposure;

•
the impact of the bankruptcy of Toys“R”Us in the U.S., Canada and the U.K., and the subsequent liquidation of the Toys“R”Us business in the U.S. and the U.K., as well as the economic difficulty of Toys“R”Us in other markets, or the bankruptcy or lack of success of a smaller retail customer of the Company, such as Sears Holdings Corporation, any of which could negatively impact the Company’s revenues, result in lost sales to customers, create bad debt expense and create other challenges for the Company and its financial performance as the Company attempts to recapture this lost business through other customers or channels, and any inability or delay of the Company in recapturing all of the lost business;

•	uncertainty as to the future of the Toys“R”Us business elsewhere in the world, and associated reductions in sales to Toys“R”Us;

•
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

•	the impact of retail inventory overhang in one or more of our key markets, which can reduce purchases of our products from our customers and lower our revenues and profitability;

•	our ability to evolve our business quickly and efficiently to respond to the challenges of today’s converged retail environment;

•	work stoppages or disruptions which may impact the Company's ability to manufacture or deliver products in a timely and cost-effective manner;

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

•	the ability of the Company to successfully diversify sourcing of its products to reduce reliance on sources of supply in China;

•
the application of tariffs and other trade restrictions impacting the cost of producing our products and importing them into markets around the world for sale, which could significantly increase the price of the Company’s products and substantially harm sales;

•
the ability of the Company to successfully implement actions to lessen the impact of tariffs imposed on our products, including any changes to our supply chain, sales policies or pricing of our products;

•
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

•
the ability to develop and distribute compelling entertainment, including television, movies and digital content, based on our brands, in a timely and financially profitable manner, and the success of that entertainment in driving consumer interest in and engagement with our brands;

•	the ability of the Company to hire and retain key officers and employees who are critical to the Company's success;

•	the ability of the Company to successfully protect its intellectual property rights;

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

•	the risk the Company will lose rights to a significant licensed property or properties, which will harm the Company's revenues and earnings;

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

•	the risk that anticipated benefits of acquisitions or investments may not occur or be delayed or reduced in their realization;

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

•	changes in, or different interpretations of, income tax laws and rules, and changes in our geographic operating results, may impact our effective tax rate;

•	the risk that the Company's reported goodwill may become impaired, requiring the Company to take a charge against its income;

•
changes in foreign exchange rates and other potential regulations, increased costs and/or economic uncertainty associated with the U.K. vote to leave the European Union (“EU”), commonly referred to as Brexit, may harm our sales and the profitability of our business in the U.K. and the EU; or

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2019
4/1/19 – 4/28/19	9,705	$85.47	9,705	$377,965,985
May 2019
4/29/19 – 6/2/19	40,900	$97.43	40,900	$373,980,915
June 2019
6/3/19 – 6/30/19	45,517	$101.82	45,517	$369,346,163
Total	96,122	$98.31	96,122	$369,346,163

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

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: July 31, 2019	By: /s/ Deborah Thomas
Deborah Thomas

Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)