Form 10-Q
period 2019-09-29
HASBRO, INC.
filed 2019-10-22
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6682
__________________
HASBRO, INC.
(Exact name of registrant as specified in its charter)

Rhode Island		05-0155090
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1027 Newport Avenue
Pawtucket,	Rhode Island	02861
(Address of Principal Executive Offices)		(Zip Code)
(401) 431-8697
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value per share	HAS	The NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No  [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]  No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of October 18, 2019 was 126,253,142.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	September 29, 2019	September 30, 2018	December 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,060,432	907,107	1,182,371
Accounts receivable, less allowance for doubtful accounts of $18,200 $96,000 and $9,100	1,416,879	1,391,242	1,188,052
Inventories	589,132	610,918	443,383
Prepaid expenses and other current assets	346,687	283,183	268,698
Total current assets	3,413,130	3,192,450	3,082,504
Property, plant and equipment, less accumulated depreciation of $496,700 $452,000 and $462,700	371,881	255,150	256,473
Other assets
Goodwill	485,042	572,387	485,881
Other intangible assets, net of accumulated amortization of $771,700 $924,700 and $721,700	658,350	732,235	693,842
Other	626,221	743,107	744,288
Total other assets	1,769,613	2,047,729	1,924,011
Total assets	$5,554,624	5,495,329	5,262,988
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$7,903	20,307	9,740
Accounts payable	501,136	458,808	333,521
Accrued liabilities	957,696	842,808	931,063
Total current liabilities	1,466,735	1,321,923	1,274,324
Long-term debt	1,696,204	1,694,721	1,695,092
Other liabilities	550,778	591,404	539,086
Total liabilities	3,713,717	3,608,048	3,508,502
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 209,694,630 at September 29, 2019, September 30, 2018, and December 30, 2018	104,847	104,847	104,847
Additional paid-in capital	1,301,366	1,282,405	1,275,059
Retained earnings	4,180,331	4,254,919	4,184,374
Accumulated other comprehensive loss	(185,376)	(296,738)	(294,514)
Treasury stock, at cost; 83,442,005 shares at September 29, 2019; 82,979,119 shares at September 30, 2018; and 83,565,598 shares at December 30, 2018	(3,560,261)	(3,458,152)	(3,515,280)
Total shareholders' equity	1,840,907	1,887,281	1,754,486
Total liabilities and shareholders' equity	$5,554,624	5,495,329	5,262,988
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net revenues	$1,575,173	1,569,686	$3,292,220	3,190,485
Costs and expenses:
Cost of sales	627,119	655,597	1,230,800	1,249,090
Royalties	128,008	105,265	258,957	240,962
Product development	67,354	65,807	189,246	183,050
Advertising	140,256	134,384	309,659	290,001
Amortization of intangibles	11,814	8,841	35,445	19,873
Program production cost amortization	28,028	14,088	58,105	33,419
Selling, distribution and administration	275,384	272,368	748,338	853,585
Total costs and expenses	1,277,963	1,256,350	2,830,550	2,869,980
Operating profit	297,210	313,336	461,670	320,505
Non-operating (income) expense:
Interest expense	22,764	22,779	67,096	68,391
Interest income	(5,485)	(4,671)	(19,164)	(17,227)
Other expense (income), net	20,185	(566)	118,289	(6,189)
Total non-operating expense, net	37,464	17,542	166,221	44,975
Earnings before income taxes	259,746	295,794	295,449	275,530
Income tax expense	46,797	31,933	42,340	63,862
Net earnings	$212,949	263,861	$253,109	211,668

Net earnings per common share:
Basic	$1.68	2.08	$2.00	1.68
Diluted	$1.67	2.06	$1.99	1.67
Cash dividends declared per common share	$0.68	0.63	$2.04	1.89
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net earnings	$212,949	263,861	$253,109	211,668
Other comprehensive earnings:
Foreign currency translation adjustments	(16,447)	(6,762)	(6,120)	(44,560)
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(155)	(617)	400	(673)
Net gains on cash flow hedging activities, net of tax	9,514	5,323	14,027	23,765
Changes in unrecognized pension amounts, net of tax	—	—	19,589	(26,058)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(5,392)	(1,672)	(10,188)	5,318
Amortization of unrecognized pension and postretirement amounts	279	2,066	5,578	6,398
Settlement of U.S. defined benefit plan	—	—	85,852	—
Total other comprehensive earnings (loss), net of tax	(12,201)	(1,662)	109,138	(35,810)
Comprehensive earnings	$200,748	262,199	$362,247	175,858
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net earnings	$253,109	211,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	101,016	104,915
Amortization of intangibles	35,445	19,873
Program production cost amortization	58,105	33,419
Deferred income taxes	(27,974)	(7,189)
Stock-based compensation	24,787	35,823
Non-cash pension settlement	110,777	—
Other non-cash items	13,347	(12,124)
Change in operating assets and liabilities net of acquired balances:
Increase in accounts receivable	(236,010)	(9,252)
Increase in inventories	(154,476)	(197,253)
Decrease (increase) in prepaid expenses and other current assets	2,440	(52,005)
Program production costs, net of tax rebates received	(43,857)	(95,724)
Increase in accounts payable and accrued liabilities	236,777	124,755
Change in net deemed repatriation tax	(14,550)	18,074
Other	30,632	(234)
Net cash provided by operating activities	389,568	174,746
Cash flows from investing activities:
Additions to property, plant and equipment	(90,800)	(104,015)
Acquisitions	—	(155,451)
Other	4,340	8,587
Net cash utilized by investing activities	(86,460)	(250,879)
Cash flows from financing activities:
Net repayments of other short-term borrowings	(1,425)	(131,629)
Purchases of common stock	(60,137)	(187,850)
Stock-based compensation transactions	29,737	28,827
Dividends paid	(250,760)	(229,562)
Payments related to tax withholding for share-based compensation	(13,061)	(58,336)
Deferred acquisition payments	(100,000)	—
Debt acquisition costs	(21,534)	—
Net cash utilized by financing activities	(417,180)	(578,550)
Effect of exchange rate changes on cash	(7,867)	(19,444)
Decrease in cash and cash equivalents	(121,939)	(674,127)
Cash and cash equivalents at beginning of year	1,182,371	1,581,234
Cash and cash equivalents at end of period	$1,060,432	907,107

Supplemental information
Cash paid during the period for:
Interest	$69,601	69,603
Income taxes	$64,917	87,704
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Thousands of Dollars)

Quarter Ended September 29, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance, June 30, 2019	$104,847	1,290,540	4,053,266	(173,175)	(3,559,609)	$1,715,869
Net earnings	—	—	212,949	—	—	212,949
Other comprehensive loss	—	—	—	(12,201)	—	(12,201)
Stock-based compensation transactions	—	1,933	—	—	852	2,785
Purchases of common stock	—	—	—	—	(1,504)	(1,504)
Stock-based compensation expense	—	8,893	—	—	—	8,893
Dividends declared	—	—	(85,884)	—	—	(85,884)
Balance, September 29, 2019	$104,847	1,301,366	4,180,331	(185,376)	(3,560,261)	$1,840,907

Quarter Ended September 30, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance, July 1, 2018	104,847	1,263,657	4,070,661	(295,076)	(3,377,339)	1,766,750
Net earnings	—	—	263,861	—	—	263,861
Issuance of shares for Saban purchase	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,662)	—	(1,662)
Stock-based compensation transactions	—	6,470	—	—	(1,358)	5,112
Purchases of common stock	—	—	—	—	(79,455)	(79,455)
Stock-based compensation expense	—	12,278	—	—	—	12,278
Dividends declared	—	—	(79,603)	—	—	(79,603)
Balance, September 30, 2018	$104,847	$1,282,405	$4,254,919	$(296,738)	$(3,458,152)	$1,887,281
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Thousands of Dollars)

Nine Months Ended September 29, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance, December 30, 2018	$104,847	1,275,059	4,184,374	(294,514)	(3,515,280)	$1,754,486
Net earnings	—	—	253,109	—	—	253,109
Other comprehensive earnings	—	—	—	109,138	—	109,138
Stock-based compensation transactions	—	1,756	—	—	14,920	16,676
Purchases of common stock	—	—	—	—	(60,137)	(60,137)
Stock-based compensation expense	—	24,551	—	—	236	24,787
Dividends declared	—	—	(257,152)	—	—	(257,152)
Balance, September 29, 2019	$104,847	1,301,366	4,180,331	(185,376)	(3,560,261)	$1,840,907

Nine Months Ended September 30, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2017	104,847	1,050,605	4,260,222	(239,425)	(3,346,292)	1,829,957
Net earnings	—	—	211,668	—	—	211,668
Impact of adoption of ASU 2018-02	—	—	21,503	(21,503)	—	—
Issuance of shares for Saban purchase	—	198,853	—	—	81,544	280,397
Other comprehensive loss	—	—	—	(35,810)	—	(35,810)
Stock-based compensation transactions	—	(2,660)	—	—	(1,272)	(3,932)
Purchases of common stock	—	—	—	—	(192,348)	(192,348)
Stock-based compensation expense	—	35,607	—	—	216	35,823
Dividends declared	—	—	(238,474)	—	—	(238,474)
Balance, September 30, 2018	$104,847	$1,282,405	$4,254,919	$(296,738)	$(3,458,152)	$1,887,281
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of September 29, 2019 and September 30, 2018, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended September 29, 2019 and September 30, 2018 were each 13-week periods. The nine month periods ended September 29, 2019 and September 30, 2018 were each 39-week periods.
The results of operations for the quarter and nine month periods ended September 29, 2019 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2018 period representative of those actually experienced for the full year 2018. Certain reclassifications have been made to prior year amounts to conform to the current period presentation.
These condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed with the SEC audited consolidated financial statements for the fiscal year ended December 30, 2018 in its Annual Report on Form 10-K ("2018 Form 10-K"), which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.
Recently Adopted Accounting Standards
The Company's accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its 2018 Form 10-K with the exception of the accounting policies related to leases and derivatives and hedging.
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability is based on the present value of lease payments and the asset is based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. Certain other quantitative and qualitative disclosures are also required. ASU 2016-02 was required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to retained earnings. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms were evaluated, including extension and renewal options as well as the lease payments associated with the leases. As a result of the adoption of the standard, in the first quarter of 2019, the Company recorded right-of-use assets of $121,230 and lease liabilities of $139,520. The Company’s results of operations were not impacted by this standard. The adoption of this standard did not have an impact on the Company’s cash flows. For further details, see Note 10.

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
Recently Issued Accounting Pronouncements
In March 2019, the FASB issued Accounting Standards Update No. 2019-02 (ASU 2019-02) Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350) - Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The amendments in this update align cost capitalization of episodic television series production costs with that of film production cost capitalization. In addition, this update addresses impairment testing procedures with regard to film groups, when a film or license agreement is expected to be monetized with other films and/or license agreements.  The intention of this update is to align accounting treatment with changes in production and distribution models within the entertainment industry and to provide increased transparency of information provided to users of financial statements about produced and licensed content.  For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company expects to adopt the standard at the start of fiscal year 2020 and is currently evaluating the standard and the impact, if any, to its consolidated financial statements.
Recent Events
On August 22, 2019, the Company and Entertainment One Ltd. ("eOne") entered into a definitive agreement under which the Company will acquire all of the outstanding shares of stock of eOne in an all-cash transaction valued at approximately £3,300,000, or $4,000,000 based on exchange rates on the agreement date. Under the terms of the agreement, eOne shareholders will receive £5.60 in cash for each common share of eOne. The Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the acquisition purchase price using a series of both foreign exchange forward and option contracts. These contracts do not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. The Company recorded after-tax losses of $25,533 on these instruments to other (income) expense, net for the quarter and nine month periods ended September 29, 2019. See Note 9, Derivative Financial Instruments for further details.
The Company expects to finance the transaction with a combination of debt and equity financing. On August 22, 2019, the Company entered into a debt commitment letter with Bank of America, N.A. ("BofA") and BofA Securities Inc., pursuant to which BofA (and certain of its affiliates) committed to provide a 364-day senior unsecured bridge loan facility in an aggregate principal amount of up to £3,600,000 to provide funding of the purchase price. Costs associated with the Bridge Facility in the amount of approximately $19,000 are being capitalized and are included in prepaid expenses and other current assets in the Company's consolidated balance sheets. In addition, on September 20, 2019, the Company entered into a Term Loan Agreement (the "Term Loan Agreement") with Bank of America, N.A., as administrative agent and certain financial institutions, as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400,000 (the "Three-Year Tranche") and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600,000 (the "Five-Year Tranche" and, together with the Three-Year Tranche, the "Term Loan Facilities"). Borrowings under the Term Loan Facilities will be used to pay a portion of the cash consideration and other amounts payable in connection with the Company’s acquisition of eOne.
The transaction, which is structured as a statutory plan of arrangement under the Canada Business Corporations Act, remains subject to receipt of certain regulatory approvals and other customary closing conditions. The transaction has received approval by eOne’s shareholders as well early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act in the U.S. and antitrust approval in Germany. On October 17, 2019 the shareholders of eOne approved the transaction. The transaction is expected to close during the fourth quarter of 2019.
During the third quarter of 2019, the Company also entered into a second amended and restated revolving credit agreement with BofA, as administrative agent, swing line lender and a letter of credit issuer and certain other financial institutions, as lenders thereto (the "Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1,500,000, comprised of (1) $1,100,000 of commitments effective as of September 20, 2019, and (2) $400,000 of commitments that may become effective upon completion of the acquisition of eOne. The Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500,000 subject to agreement of the lenders. Prior to the September 2019 amendment, the Revolving Credit Agreement provided for a $1,100,000 revolving credit facility. The Company was in compliance with all covenants as of and for the quarter ended September 29, 2019. The Company had no borrowings outstanding under its committed revolving credit facility as of September 29, 2019.
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
Contract Assets and Liabilities
Within our Entertainment, Licensing and Digital segment, the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied.  In addition, the Company may receive payments from its digital gaming business in advance of the recognition of the revenues. The Company defers revenues on these advanced payments until its performance obligation is satisfied.  The aggregate deferred revenues are recorded as liabilities and were $46,768, $43,653, and $50,759 as of September 29, 2019, September 30, 2018, and December 30, 2018, respectively, and the changes in deferred revenues are not material to the Company’s consolidated statements of operations for the nine months ended September 29, 2019 and September 30, 2018, respectively. The Company records contract assets in the case of minimum guarantees that are being recognized ratably over the term of the respective license periods.  At September 29, 2019, September 30, 2018 and December 30, 2018, these contract assets were $48,357, $33,167 and $18,166, respectively, of which $34,033, $28,477 and $12,895, respectively, were recorded in Prepaid Expenses and Other Current Assets and $14,324, $4,690 and $5,271, respectively, were recorded as Other Long-Term Assets.
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
(3) Earnings Per Share
Net earnings per share data for the quarters and nine months ended September 29, 2019 and September 30, 2018 were computed as follows:

	2019		2018
Quarter	Basic	Diluted	Basic	Diluted
Net earnings	$212,949	212,949	263,861	263,861

Average shares outstanding	126,453	126,453	127,161	127,161
Effect of dilutive securities:
Options and other share-based awards	—	751	—	731
Equivalent Shares	126,453	127,204	127,161	127,892

Net earnings per common share	$1.68	1.67	2.08	2.06

	2019		2018
Nine Months	Basic	Diluted	Basic	Diluted
Net earnings	$253,109	253,109	211,668	211,668

Average shares outstanding	126,356	126,356	125,982	125,982
Effect of dilutive securities:
Options and other share-based awards	—	600	—	792
Equivalent Shares	126,356	126,956	125,982	126,774

Net earnings per common share	$2.00	1.99	1.68	1.67

For the quarter ended September 30, 2018, options and restricted stock units totaling 949 shares were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the quarter ended September 29, 2019, no options or restricted stock units were anti-dilutive. For the nine month periods ended September 29, 2019 and September 30, 2018, options and restricted stock units totaling 1,088 and 1,124 shares, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.
(4) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarter and nine month periods ended September 29, 2019 and September 30, 2018.

	Quarter Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on unrealized holding gains (losses)	$46	179	(116)	195
Tax (expense) benefit on cash flow hedging activities	(570)	(73)	(524)	238
Tax (expense) benefit on changes in unrecognized pension amounts	—	—	(5,687)	7,565
Reclassifications to earnings, tax effect:
Tax expense on cash flow hedging activities	703	1,015	1,237	107
Tax benefit on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(80)	(600)	(1,619)	(1,857)
Tax benefit on settlement of U.S defined benefit plan	—	—	(24,925)	—
Total tax effect on other comprehensive earnings (loss)	$99	521	(31,634)	6,248

Changes in the components of accumulated other comprehensive earnings (loss) for the nine months ended September 29, 2019 and September 30, 2018 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2019
Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)
Current period other comprehensive earnings (loss)	111,019	3,839	400	(6,120)	109,138
Balance at September 29, 2019	$(32,115)	5,388	(344)	(158,305)	(185,376)

2018
Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)
Adoption of ASU 2018-02	(18,065)	(3,660)	222	—	(21,503)
Current period other comprehensive earnings (loss)	(19,660)	29,083	(673)	(44,560)	(35,810)
Balance at September 30, 2018	$(148,696)	(7,404)	583	(141,221)	(296,738)

Gains (Losses) on Derivative Instruments
At September 29, 2019, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $23,654 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the third quarter of 2019 or forecasted to be purchased during the remainder of 2019 through 2022, intercompany expenses expected to be paid or received during 2019, television and movie production costs paid in 2019, and cash receipts for sales made at the end of the third quarter of 2019 or forecasted to be made in the remainder of 2019 and, to a lesser extent, 2020 through 2021. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due in 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At September 29, 2019, deferred losses, net of tax of $18,266 related to these instruments remained in AOCE. For the quarters ended September 29, 2019 and September 30, 2018, previously deferred losses of $450, were reclassified from AOCE to net earnings. For the nine month periods ended September 29, 2019 and September 30, 2018, previously deferred losses of $1,349 were reclassified from AOCE to net earnings.
Of the amount included in AOCE at September 29, 2019, the Company expects net gains of approximately $18,471 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(5) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 29, 2019, September 30, 2018 and December 30, 2018, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 29, 2019, September 30, 2018 and December 30, 2018 also include certain assets and liabilities measured at fair value (see Notes 7 and 9) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of September 29, 2019, September 30, 2018 and December 30, 2018 are as follows:

	September 29, 2019		September 30, 2018		December 30, 2018
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
6.35% Notes Due 2040	$500,000	587,850	500,000	546,450	500,000	535,000
3.50% Notes Due 2027	500,000	511,200	500,000	466,350	500,000	457,350
5.10% Notes Due 2044	300,000	310,080	300,000	285,390	300,000	272,640
3.15% Notes Due 2021	300,000	303,300	300,000	297,720	300,000	297,600
6.60% Debentures Due 2028	109,895	133,555	109,895	124,698	109,895	123,346
Total long-term debt	$1,709,895	1,845,985	1,709,895	1,720,608	1,709,895	1,685,936
Less: Deferred debt expenses	13,691	—	15,174	—	14,803	—
Long-term debt	$1,696,204	1,845,985	1,694,721	1,720,608	1,695,092	1,685,936

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time tax on certain unrepatriated earnings of foreign subsidiaries.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") established a one-year measurement period to complete the accounting for the ASC 740 income tax effects of the Tax Act.  An entity recognizes the impact of those amounts for which the accounting is complete.  December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed its analysis based on legislative updates relating to the Tax Act.
As a result, the Company recorded a discrete tax expense of $47,800 in the first quarter of 2018 which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability. In the third quarter of 2018, the estimate was further revised based on additional guidance and a one-time tax benefit of $17,336 was recorded.

For the nine months ended September 29, 2019, the Company recorded a discrete tax benefit of $24,925 as a result of the charge incurred from the settlement of its U.S. defined benefit pension plan liability during the second quarter of 2019.
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
Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At September 29, 2019, September 30, 2018 and December 30, 2018, these investments totaled $24,916, $24,201 and $23,913, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains of $566 and $1,293 on these investments in other (income) expense, net for the quarter and nine months ended September 29, 2019, respectively, related to the change in fair value of such instruments. For the quarter and nine month periods ended September 30, 2018, the Company recorded net (losses) gains of $(10) and $96, respectively, in other (income) expense, net, related to the change in fair value of such instruments.

At September 29, 2019, September 30, 2018 and December 30, 2018, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 29, 2019
Assets:
Available-for-sale securities	$1,148	1,148	—	—
Derivatives	54,030	—	54,030	—
Total assets	$55,178	1,148	54,030	—

Liabilities:
Derivatives	$11,508	—	11,508	—
Option agreement	22,196	—	—	22,196
Total liabilities	$33,704	—	11,508	22,196

September 30, 2018
Assets:
Available-for-sale securities	$2,346	2,346	—	—
Derivatives	20,079	—	20,079	—
Total assets	$22,425	2,346	20,079	—

Liabilities:
Derivatives	$2,113	—	2,113	—
Option agreement	23,460	—	—	23,460
Total liabilities	$25,573	—	2,113	23,460

December 30, 2018
Assets:
Available-for-sale securities	$914	914	—	—
Derivatives	26,076	—	26,076	—
Total assets	$26,990	914	26,076	—

Liabilities:
Derivatives	$1,610	—	1,610	—
Option agreement	23,440	—	—	23,440
Total Liabilities	$25,050	—	1,610	23,440

Available-for-sale securities include equity securities of one company quoted on an active public market.
The Company's derivatives consist of foreign currency forward and option contracts and zero-cost collar options. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at September 29, 2019, September 30, 2018 and December 30, 2018, and is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the nine month period ended September 29, 2019.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2019	2018
Balance at beginning of year	$(23,440)	(23,980)
Gain from change in fair value	1,244	520
Balance at end of third quarter	$(22,196)	(23,460)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At September 29, 2019, September 30, 2018 and December 30, 2018, these investments had fair values of $24,916, $24,201 and $23,913, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 days – 90 days’ notice.
(8) Pension and Postretirement Benefits
In February 2018, the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan ("U.S. Pension Plan").  During the first quarter of 2018 the Company commenced the U.S. Pension Plan termination process and received regulatory approval during the fourth quarter of 2018. During the second quarter of 2019, the Company settled all remaining benefits directly with vested participants electing a lump sum payout, and purchased a group annuity contract from Massachusetts Mutual Life Insurance Company to administer all future payments to remaining U.S. Pension Plan participants. The U.S. Pension Plan's net funded asset position was sufficient to cover the lump sum payments and the purchase of the group annuity contract and settle all other remaining benefit obligations with no additional cost to the Company. After the settlement of the benefit obligations and payment of expenses, the Company had excess assets in the U.S. Pension Plan of approximately $19,000. The Company elected to utilize the remaining surplus after payment of administrative expenses for the Company's future matching contributions under the Company's 401(k) plan. Upon settlement of the pension liability, which occurred in May 2019, the Company recognized a non-operating settlement charge of $110,777 related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's consolidated statements of operations, adjusted for market conditions and settlement costs at benefit distribution.

As of September 29, 2019, the Company had unrecognized losses related to its remaining pension and postretirement plans of $32,115.
The components of the net periodic cost of the Company's terminated U.S. Pension Plan, remaining defined benefit pension plan and other postretirement plans for the quarters and nine months ended September 29, 2019 and September 30, 2018 are as follows:

	Quarter Ended
	Pension		Postretirement
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	$325	678	311	189
Interest cost	821	3,997	316	292
Expected return on assets	(476)	(5,190)	—	—
Settlement	—	—	—	—
Net amortization and deferrals	598	2,971	5	42
Net periodic benefit cost	$1,268	2,456	632	523

	Nine Months Ended
	Pension		Postretirement
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	2,170	2,030	667	566
Interest cost	7,939	11,993	948	877
Expected return on assets	(7,642)	(15,569)	—	—
Settlement	110,777	—	—	—
Net amortization and deferrals	7,906	8,913	15	127
Net periodic benefit cost	121,150	7,367	1,630	1,570

During the nine months ended September 29, 2019, the Company made cash contributions of $1,880 to its remaining defined benefit pension plans. During fiscal 2019, the Company expects to make cash contributions to its remaining defined benefit pension plans of approximately $2,100 in the aggregate.
(9) Derivative Financial Instruments
Hasbro uses foreign currency forward contracts and zero-cost collar options to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
Cash Flow Hedges
The Company uses foreign currency forward contracts and zero-cost collar options to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts and zero-cost collar options are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2019 through 2022.

At September 29, 2019, September 30, 2018 and December 30, 2018, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 29, 2019		September 30, 2018		December 30, 2018
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$420,839	24,462	555,661	6,827	468,305	15,089
Sales	212,062	7,231	319,421	13,027	298,194	11,232
Royalties and Other	16,935	(137)	117,534	(2,420)	26,341	(304)
Total	$649,836	31,556	992,616	17,434	792,840	26,017

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 29, 2019, September 30, 2018 and December 30, 2018 as follows:

	September 29, 2019	September 30, 2018	December 30, 2018
Prepaid expenses and other current assets
Unrealized gains	$22,529	15,414	21,718
Unrealized losses	(1,333)	(4,079)	(972)
Net unrealized gains	$21,196	11,335	20,746

Other assets
Unrealized gains	$10,609	9,591	6,173
Unrealized losses	(249)	(1,455)	(843)
Net unrealized gains	$10,360	8,136	5,330

Accrued liabilities
Unrealized gains	$—	596	77
Unrealized losses	—	(1,182)	(136)
Net unrealized losses	$—	(586)	(59)

Other liabilities
Unrealized gains	$—	1,035	—
Unrealized losses	—	(2,486)	—
Net unrealized losses	$—	(1,451)	—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters and nine months ended September 29, 2019 and September 30, 2018 as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Statements of Operations Classification
Cost of sales	$4,678	3,358	9,278	(1,483)
Net revenues	1,889	1,328	3,366	2,090
Other	(23)	(17)	129	(101)
Net realized gains	$6,544	4,669	12,773	506

Undesignated Hedges
Intercompany Loans
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  As of September 29, 2019, September 30, 2018 and December 30, 2018 the total notional amounts of the Company's undesignated derivative instruments were $308,867, $311,331 and $452,773, respectively.

At September 29, 2019, September 30, 2018 and December 30, 2018, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	September 29, 2019	September 30, 2018	December 30, 2018
Prepaid expenses and other current assets
Unrealized gains	$2,630	2,060	—
Unrealized losses	(301)	(1,452)	—
Net unrealized gains	$2,329	608	—

Accrued liabilities
Unrealized gains	$164	12	1,269
Unrealized losses	(203)	(33)	(2,820)
Net unrealized losses	$(39)	(21)	(1,551)

Other liabilities
Unrealized gains	—	30	—
Unrealized losses	—	(85)	—
Net unrealized losses	—	(55)	—

Total unrealized (losses) gains, net	$2,290	532	(1,551)

The Company recorded net gains of $10,121 and $16,705 on these instruments to other (income) expense, net for the quarter and nine month periods ended September 29, 2019, respectively, and net gains of $5,030 and $8,781 on these instruments to other (income) expense, net for the quarter and nine month periods ended September 30, 2018, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
eOne Purchase Price Hedge

As described in Note 1, during the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the eOne acquisition purchase using a series of both foreign exchange forward and option contracts. These contracts do not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. As of September 29, 2019, these derivative instruments had a total notional value of $2,867,500 and a net fair value of $8,676 of which $20,145 is recorded to prepaid expenses and other current assets and $11,469 is recorded to accounts payable and accrued liabilities within the Company’s consolidated financial statements. In addition, the Company recorded pretax net losses of $25,533 on these instruments to other (income) expense, net for the quarter and nine month periods ended September 29, 2019.
For additional information related to the Company's derivative financial instruments see Notes 4 and 7.
(10) Leases
The Company occupies offices and uses certain equipment under various operating lease arrangements. The Company has no finance leases. These leases have remaining lease terms of 1 to 18 years, some of which include either, options to extend lease terms, or options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date, was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred.  Leases with an expected term of 12 months or less are not capitalized. Payments under such leases are expensed as incurred. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases.

For the quarter and nine months ended September 29, 2019, operating lease expense was $8,907 and $26,982, respectively. Expense related to short-term leases (expected terms less than 12 months) and variable lease payments was not material in the quarter or nine months ended September 29, 2019.

Information related to the Company’s leases for the quarter and nine months ended September 29, 2019 is as follows:

	Quarter Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,003	$27,817
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,363	$25,622

Weighted Average Remaining Lease Term
Operating leases		6.4 years
Weighted Average Discount Rate
Operating leases		4.5%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of September 29, 2019:

September 29, 2019
2019 (excluding the nine months ended September 29, 2019)	$8,969
2020	33,876
2021	29,248
2022	27,012
2023	21,918
2024 and thereafter	45,288
Total future lease payments	166,311
Less imputed interest	21,856
Present value of future operating lease payments	144,455
Less current portion of operating lease liabilities (1)	29,489
Non-current operating lease liability (2)	114,966
Operating lease right-of-use assets, net (3)	$127,005
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

The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment, Licensing and Digital segment includes the Company's Wizards of the Coast digital gaming business, consumer products licensing, owned and licensed digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for sourcing finished products for the Company's U.S. and Canada and International segments. During the first quarter of 2019, the Company realigned its financial reporting segments to include all digital gaming businesses within the re-named Entertainment, Licensing and Digital reporting segment.  As a result of the realignment, U.S. and Canada and the former Entertainment and Licensing segment results for the quarter and nine months ended September 30, 2018 have been restated to reflect the change.
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
Results shown for the quarter and nine month periods ended September 29, 2019 are not necessarily representative of those which may be expected for the full year 2019, nor were those of the comparable 2018 periods representative of those actually experienced for the full year 2018. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarter and nine month periods ended September 29, 2019 and September 30, 2018 are as follows:

	Quarter Ended
	September 29, 2019		September 30, 2018
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$898,269	2,535	912,179	2,364
International	561,137	—	560,704	2
Entertainment, Licensing and Digital	115,766	3,849	96,803	4,712
Global Operations (a)	1	538,817	—	557,049
Corporate and Eliminations (b)	—	(545,201)	—	(564,127)
	$1,575,173	—	1,569,686	—

	Nine Months Ended
	September 29, 2019		September 30, 2018
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$1,766,649	7,379	1,714,536	7,093
International	1,221,224	186	1,229,093	290
Entertainment, Licensing and Digital	304,266	7,989	246,747	11,378
Global Operations (a)	81	1,088,860	109	1,152,851
Corporate and Eliminations (b)	—	(1,104,414)	—	(1,171,612)
	$3,292,220	—	3,190,485	—

As a result of the realignment of the Company's financial reporting segments, revenues of $11,999 and $33,271 for the quarter and nine months ended September 30, 2018, respectively, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment to conform to current year presentation.

	Quarter Ended		Nine Months Ended
Operating profit (loss)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
U.S. and Canada	$193,686	$223,061	$313,795	$269,539
International	67,238	66,274	51,410	10,359
Entertainment, Licensing and Digital	24,594	37,113	62,550	76,016
Global Operations (a)	11,074	3,179	6,342	(4,623)
Corporate and Eliminations (b)	618	(16,291)	27,573	(30,786)
	$297,210	$313,336	$461,670	$320,505

As a result of the realignment of the Company's financial reporting segments, operating profit of $3,455 and $9,825 for the quarter and nine months ended September 30, 2018, respectively, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment to conform to current year presentation.

Total assets	September 29, 2019	September 30, 2018	December 30, 2018
U.S. and Canada	$3,331,125	3,028,291	2,898,816
International	2,394,488	2,323,866	2,229,053
Entertainment, Licensing and Digital	1,031,906	890,526	621,595
Global Operations (a)	3,255,286	4,306,291	3,197,847
Corporate and Eliminations (b)	(4,458,181)	(5,053,645)	(3,684,323)
	$5,554,624	5,495,329	5,262,988
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

The following table represents consolidated International segment net revenues by major geographic region for the quarters and nine month periods ended September 29, 2019 and September 30, 2018:

	Quarter Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Europe	$319,277	331,353	$673,728	686,490
Latin America	151,987	145,703	305,106	308,065
Asia Pacific	89,873	83,648	242,390	234,538
Net revenues	$561,137	560,704	$1,221,224	1,229,093

The following table presents consolidated net revenues by brand portfolio for the quarters and nine month periods ended September 29, 2019 and September 30, 2018:

	Quarter Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Franchise Brands	$779,659	$847,745	$1,749,948	$1,715,986
Partner Brands	427,029	305,827	812,466	714,424
Hasbro Gaming	232,287	280,832	463,272	520,334
Emerging Brands	136,198	135,282	266,534	239,741
Total	$1,575,173	$1,569,686	$3,292,220	$3,190,485

Hasbro's total gaming category, which includes all gaming net revenues, both those reported in Hasbro Gaming and those reported elsewhere, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $449,393 and $1,086,151 for the quarter and nine months ended September 29, 2019, respectively. For the quarter and nine months ended September 30, 2018, total gaming revenues were $447,844 and $964,159, respectively.
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

In the first quarter of 2018, the Company recorded a pre-tax severance expense of $17,349, primarily outside of the U.S., related to this 2018 restructuring program. During the fourth quarter of 2018, the Company recorded an additional $72,000 of pre-tax severance charges related to the program. These charges were included within selling, distribution and administration costs on the Consolidated Statements of Operations for the year ended December 30, 2018 and reported within Corporate and Eliminations. No additional charges were taken in the first nine months of 2019. The detail of activity related to the program is as follows:

Remaining amounts to be paid as of December 30, 2018	$69,192
Payments made in first quarter of 2019	(7,620)
Payments made in the second quarter of 2019	(7,932)
Payments made in the third quarter of 2019	(6,696)
Remaining amounts as of September 29, 2019	$46,944

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning the Company's product and entertainment plans, anticipated product and entertainment performance, business opportunities and strategies, financial and business goals and objectives, anticipated expenses, cost savings and efficiency enhancing initiatives and other objectives, anticipated impact of, and any actions taken in response to, the imposition of tariffs in certain markets, anticipated uses of cash, and expectations relating to the Company’s proposed acquisition of Entertainment One. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 30, 2018 (“2018 Form 10-K”), for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.
EXECUTIVE SUMMARY
Hasbro, Inc. ("Hasbro" or the "Company") is a global play and entertainment company dedicated to Creating the World's Best Play and Entertainment Experiences. The Company strives to do this through deep consumer engagement and the application of consumer insights, the use of immersive storytelling to build brands, product innovation and development of global business reach. Hasbro applies these principles to leverage its owned and controlled brands, including Franchise Brands BABY ALIVE, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS, Emerging Brands, such as POWER RANGERS and LITTLEST PET SHOP, as well as the brands of our partners included in our Partner Brands portfolio. From toys and games, to television, movies, digital gaming and other forms of digital entertainment and a comprehensive consumer products licensing program, Hasbro fulfills the fundamental need for play and connection for children and families around the world. The Company's entertainment labels, Allspark Pictures and Allspark Animation, create entertainment-driven brand storytelling across mediums, including television, film, digital and more.
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
Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories and distribution of television programming and other content based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and other consumer products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands including, but not limited to, BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN, DISNEY’S DESCENDANTS, MARVEL, SESAME STREET, STAR WARS, and DREAMWORKS’ TROLLS. MARVEL, STAR WARS, DISNEY PRINCESS, DISNEY FROZEN and DISNEY’S DESCENDANTS are owned by The Walt Disney Company.
The Company's business is separated into three principal business segments: U.S. and Canada, International, and Entertainment, Licensing and Digital. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment, Licensing and Digital segment includes the Company's Wizards of the Coast digital gaming business, consumer products licensing, owned and licensed digital gaming, and movie and television entertainment operations. During the first quarter of 2019, the Company realigned its financial reporting segments to include all digital gaming businesses within the re-named Entertainment, Licensing and Digital reporting segment. As a result of the realignment, U.S. and Canada and the former Entertainment and Licensing segment results for the quarter and nine month periods ended September 30, 2018 have been restated to reflect the change. In addition to these three primary segments, the Company's product sourcing operations are managed through its Global Operations segment.

Third quarter 2019 highlights:

•
Third quarter net revenues of $1,575.2 million increased slightly compared to $1,569.7 million in the third quarter of 2018. Excluding $20.5 million of unfavorable foreign currency translation, net revenues grew 2%.

•
Net revenues in the Entertainment, Licensing and Digital segment increased 20%, U.S. and Canada segment net revenues decreased 2% while the International segment net revenues remained flat during the third quarter of 2019 compared to the third quarter of 2018. International segment net revenues were unfavorably impacted by $19.9 million in foreign currency translation. Absent the impact of foreign exchange, International segment net revenues increased 4%.

•
Net revenues from Partner Brands increased 40%, Franchise Brands and Hasbro Gaming net revenues declined 8% and 17%, respectively, while Emerging Brands net revenues increased slightly during the third quarter of 2019 compared to the third quarter of 2018.

•
Operating profit decreased to $297.2 million, or 18.9% of net revenue, in the third quarter of 2019 compared to operating profit of $313.3 million, or 20.0% of net revenue, in the third quarter of 2018.

•	Net earnings of $212.9 million, or $1.67 per diluted share, in the third quarter of 2019 compared to net earnings of $263.9 million, or $2.06 per diluted share, in the third quarter of 2018.

•
Net earnings for the third quarter of 2019 included an unrealized foreign currency loss of $25.5 million ($20.9 million after-tax), or 0.16 per diluted share, related to a partial hedge of the British Pound purchase price of Entertainment One.

•
Net earnings for the third quarter of 2018 included a $17.3 million, or $0.14 per share tax benefit within income tax expense, from the interpretation of additional guidance released during the quarter related to U.S. tax reform.

First nine months 2019 highlights:

•
Net revenues increased 3% to $3,292.2 million in first nine months of 2019 compared to $3,190.5 million in the first nine months of 2018. Excluding $65.5 million of unfavorable foreign currency translation, net revenues grew 5%.

•
Net revenues in the U.S. and Canada and Entertainment, Licensing and Digital segments increased 3% and 23%, respectively, while International segment net revenues declined 1%. International segment net revenues were unfavorably impacted by $63.4 million in foreign currency translation. Absent the impact of foreign exchange, International segment net revenues increased 5%.

•
Net revenues from Partner Brands increased 14%, Emerging Brands net revenues increased 11% and Franchise Brands net revenues increased 2%, while Hasbro Gaming net revenues declined by 11% during the first nine months of 2019 compared to the first nine months of 2018.

•
Operating profit increased to $461.7 million, or 14.0% of net revenues, in the first nine months of 2019 compared to operating profit of $320.5 million, or 10.0% of net revenues, in the first nine months of 2018.

•
Operating profit for the first nine months of 2018 was negatively impacted by pre-tax expenses of $70.4 million related to the Toys“R”Us bankruptcy and severance costs of $17.3 million associated with the Company's 2018 restructuring program.

•	Net earnings of $253.1 million, or $1.99 per diluted share, in the first nine months of 2019 compared to a net earnings of $211.7 million, or $1.67 per diluted share, in the first nine months of 2018.

•
Net earnings for the first nine months of 2019 included non-cash charges of $110.8 million ($85.9 million after-tax), or $0.68 per diluted share, related to the Company's settlement of its U.S. defined benefit pension plan liability, as well as an unrealized foreign currency loss of $25.5 million ($20.9 million after-tax), or 0.16 per diluted share, related to a partial hedge of the British Pound purchase price of Entertainment One.

•
The net earnings for the first nine months of 2018 included the pre-tax expenses of $87.7 million relating to the Toys"R"Us bankruptcy and severance costs described above ($77.1 million after-tax), as well as income tax expense of $30.5 million related to guidance issued on U.S. tax reform in 2018.

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

Recent Events
During the third quarter of 2019, the Company and Entertainment One Ltd. ("eOne") entered into a definitive agreement under which Hasbro will acquire all of the outstanding shares of stock of eOne in an all-cash transaction valued at approximately £3.3 billion, or $4 billion based on exchange rates on the agreement date. Under the terms of the agreement, eOne shareholders will receive £5.60 in cash for each common share of eOne. To finance the acquisition, the Company plans to:

•	Issue $1.0 to $1.25 billion of Hasbro common stock

•	Issue floating rate term loans and fixed rate notes for the remaining cash consideration

The acquisition of eOne is expected to accelerate the Company’s brand blueprint strategy by adding eOne’s family brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM and brands in development, to Hasbro’s brand portfolio, enhancing Hasbro’s brand development capabilities, and onboarding eOne’s proven television and film expertise and veteran executive leadership.

•
On August 22, 2019, the Company entered into a debt commitment letter with Bank of America, N.A. (“BofA”) and BofA Securities Inc., pursuant to which BofA (and certain of its affiliates) committed to provide a 364-day senior unsecured bridge loan facility in an aggregate principal amount of up to £3.6 billion to finance the cash consideration and other amounts payable in connection with the Company’s acquisition of eOne.

•
On September 20, 2019, the Company entered into a $1.0 billion Term Loan Agreement with Bank of America, N.A., as administrative agent and certain financial institutions, as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the acquisition and certain other customary conditions to funding, the Term Loan Facilities in an aggregate principal amount of up to $1.0 billion. Borrowings under the Term Loan Facilities will be used to pay a portion of the cash consideration and other amounts payable in connection with the Company’s acquisition of eOne. See further discussion in Liquidity and Capital Resources section of Item 2 as well as Footnote 1, “Basis of Presentation,” to the Consolidated Financial Statements.

•
The Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the acquisition using a series of both foreign exchange forward and option contracts. These contracts do not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. The Company recorded net losses of $25.5 million on these instruments to other (income) expense, net for the quarter and nine month periods ended September 29, 2019.

The transaction, which is structured as a statutory plan of arrangement under the Canada Business Corporations Act, remains subject to receipt of certain regulatory approvals and other customary closing conditions. The transaction has received approval by eOne’s shareholders as well early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act in the U.S. and antitrust approval in Germany. The transaction is expected to close during the fourth quarter of 2019.
Amounts Returned to Shareholders
The Company is committed to returning excess cash to its shareholders through quarterly dividends and share repurchases. Hasbro increased the quarterly dividend rate from $0.63 per share to $0.68 per share effective for the dividend paid in May 2019. In addition to the dividend, the Company returns cash through its share repurchase program. As part of this initiative, from 2005 to 2018, the Company's Board of Directors (the "Board") adopted nine successive share repurchase authorizations with a cumulative authorized repurchase amount of $4,325.0 million. The ninth authorization was approved in May 2018 for $500 million. During the first nine months of 2019, Hasbro repurchased approximately 0.7 million shares at a total cost of $60.1 million and at an average price of $87.18 per share. As of September 29, 2019, the Company had $367.8 million remaining under these authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds. As a result of the Company's anticipated financing for its proposed acquisition of eOne, the Company plans to suspend its current share repurchase program for the time being. See Footnote 1, “Basis of Presentation,” to the Consolidated Financial Statements for further discussion.

SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarter and nine month periods ended September 29, 2019 and September 30, 2018.

	Quarter Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net revenues	$1,575.2	$1,569.7	$3,292.2	$3,190.5
Operating profit	297.2	313.3	461.7	320.5
Earnings before income taxes	259.7	295.8	295.4	275.5
Income tax expense	46.8	31.9	42.3	63.9
Net earnings	212.9	263.9	253.1	211.7
Diluted earnings per share	1.67	2.06	1.99	1.67
RESULTS OF OPERATIONS – CONSOLIDATED

Third Quarter of 2019
Consolidated net revenues for the third quarter of 2019 increased slightly compared to the third quarter of 2018 and included the impact of an unfavorable $20.5 million foreign currency translation as a result of weaker currencies in the European, Latin American and Asia Pacific markets in 2019 compared to 2018. Absent the impact of foreign exchange during the third quarter of 2019, net revenues grew 2%.
Operating profit for the third quarter of 2019 was $297.2 million, or 18.9% of net revenues, compared to operating profit of $313.3 million, or 20.0% of net revenues, for the third quarter of 2018. Operating profit results during the third quarter of 2019 included an unfavorable $4.1 million impact from foreign exchange translation.
The quarters ended September 29, 2019 and September 30, 2018 were each 13-week periods. Net earnings decreased to $212.9 million for the third quarter of 2019 compared to net earnings of $263.9 million for the third quarter of 2018.  Diluted earnings per share for the third quarter of 2019 was $1.67, down from diluted earnings per share of $2.06 in the third quarter of 2018. Net earnings for the three months ended September 29, 2019 includes a net of tax loss of $20.9 million, or $0.16 per diluted share related to foreign exchange forward and option contracts that were entered into, to limit the Company's exposure to foreign currency fluctuations associated with the proposed eOne acquisition purchase price. Net earnings for the three months ended September 30, 2018 included a tax benefit of $17.3 million, or $0.14 per share, related to the interpretation of additional guidance released on U.S. tax reform in 2018.
The following table presents net revenues by brand portfolio for the quarters ended September 29, 2019 and September 30, 2018.

	Quarter Ended
	September 29, 2019	September 30, 2018	% Change
Franchise Brands	$779.7	847.7	-8%
Partner Brands	427.0	305.8	40%
Hasbro Gaming	232.3	280.8	-17%
Emerging Brands	136.2	135.3	1%
Total	$1,575.2	1,569.7	0%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 8% in the third quarter of 2019 compared to the third quarter of 2018. Lower net revenues from NERF, MY LITTLE PONY and BABY ALIVE products were partially offset by higher net revenues from MAGIC: THE GATHERING and MONOPOLY products during the third quarter of 2019.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 40% in the third quarter of 2019 compared to the third quarter of 2018.  Partner Brands net revenues are reliant on related entertainment, including television and movie releases. During the third quarter of 2019, the Company’s Partner Brands portfolio was supported by MARVEL’S April 2019 theatrical release, AVENGERS: END GAME . In addition to this film, the Company’s 2019 Partner Brand theatrical releases include DISNEY’S FROZEN 2 expected in November and STAR WARS: THE RISE OF SKYWALKER in December. Net revenue increases from DISNEY FROZEN, and MARVEL products as well as increases from STAR WARS and DISNEY’S DECENDANTS products, were partially offset by net revenue declines from DISNEY PRINCESS, BEYBLADE and DREAMWORKS’ TROLLS products during the third quarter of 2019.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio decreased 17% in the third quarter of 2019 compared to the third quarter of 2018. Lower net revenues from PIE FACE and SPEAK OUT and certain other Hasbro Gaming products were partially offset by higher net revenues from DUNGEONS & DRAGONS products and certain other games in the third quarter of 2019.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $449.4 million for the third quarter of 2019, increasing slightly when compared to $447.8 million in the third quarter of 2018.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 1% during the third quarter of 2019 compared to the third quarter of 2018. Contributing to net revenue increases during the third quarter of 2019 were POWER RANGERS products, as well as net revenue increases from PLAYSKOOL, including MR. POTATO HEAD products. These increases were partially offset by declines in LITTLEST PET SHOP, LOST KITTIES and FURREAL FRIENDS products during the third quarter of 2019.

First Nine Months of 2019
For the first nine months of 2019, consolidated net revenues increased 3% compared to the first nine months of 2018. The net revenue increase in the first nine months of 2019 included an unfavorable variance of $65.5 million as a result of foreign currency translation due to weaker currencies across the Company's international markets when compared to the first nine months of 2018. Absent the impact of foreign exchange, consolidated net revenues increased 5% in the first nine months of 2019.
Operating profit for the first nine months of 2019 increased to $461.7 million, or 14.0% of net revenues, from $320.5 million, or 10.0% of net revenues, for the first nine months of 2018. Operating profit results during the first nine months of 2019 included an unfavorable $10.0 million impact from foreign exchange translation. Operating profit in the first nine months of 2018 was negatively impacted by the loss of revenues and incremental bad debt expense associated with the Toys“R”Us liquidations in the U.S. and U.K., as well as severance costs associated with the Company’s 2018 restructuring program.
The nine month periods ended September 29, 2019 and September 30, 2018 were each 39-week periods. Net earnings for the first nine months of 2019 were $253.1 million compared to a net earnings of $211.7 million for the first nine months of 2018. Diluted earnings per share was $1.99 in the first nine months of 2019, up from diluted earnings per share of $1.67 in 2018. Net earnings for the nine months ended September 29, 2019 includes a non-cash, net of tax charge of $85.9 million, or $0.68 per diluted share, related to the settlement of the Company's U.S. defined benefit pension plan liability and a $20.9 million loss, net of tax, or $0.16 per diluted share related to unrealized losses on foreign exchange forward contracts and option contracts purchased to hedge the foreign exposure associated with the purchase price of Entertainment One Ltd. Net earnings for the first nine months of 2018 includes incremental bad debt expense and other costs, net of tax, of $61.4 million, or $0.49 per diluted share, related to Toys“R”Us, $15.7 million, or $0.12 per diluted share, of severance costs related to the Company's 2018 restructuring program, and tax expense of $30.5 million, or $0.24 per diluted share, related to U.S. tax reform and additional guidance issued in 2018.

The following table presents net revenues by product category for the first nine months of 2019 and 2018.

	Nine Months Ended
	September 29, 2019	September 30, 2018	% Change
Franchise Brands	$1,749.9	1,716.0	2%
Partner Brands	812.5	714.4	14%
Hasbro Gaming	463.3	520.3	(11)%
Emerging Brands	266.5	239.7	11%
Total	$3,292.2	3,190.5	3%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 2% in the first nine months of 2019 compared to 2018.  Higher net revenues from MAGIC: THE GATHERING and MONOPOLY products, and to a lesser extent, PLAY-DOH and TRANSFORMERS products, were partially offset by lower net revenues from NERF, MY LITTLE PONY and BABY ALIVE products.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 14% during the first nine months of 2019 compared to 2018. Partner Brands net revenues are reliant on related entertainment, including television and movie releases. During the first nine months of 2019, the Company’s Partner Brands portfolio was supported by MARVEL’S theatrical release, AVENGERS: END GAME in APRIL. In addition to this film, the Company’s 2019 Partner Brand theatrical releases include DISNEY’S FROZEN 2 expected in November and STAR WARS: THE RISE OF SKYWALKER in December. During the first nine months of 2019, the increase was driven by higher net revenues from DISNEY FROZEN and MARVEL products, as well as net revenue contributions from the introduction of the Company's line of UGLY DOLLS and OVERWATCH products during the first nine months of 2019 compared to the same period in 2018. These increases were partially offset by lower net revenues from STAR WARS products ahead of the planned fourth quarter 2019 film release described above, as well as net revenue declines from DREAMWORKS’ TROLLS and DISNEY PRINCESS products.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio decreased 11% in the first nine months of 2019 compared to the first nine months of 2018. Increased net revenues from DUNGEONS & DRAGONS products were more than offset by lower net revenues from PIE FACE and SPEAK OUT products.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, increased to $1,086.2 million in the first nine months of 2019 versus $964.2 million in the first nine months of 2018.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio grew 11% for the first nine months of 2019 compared to the first nine months of 2018. Net revenues from the introduction of the Company's POWER RANGERS products, as well as net revenue increases from PLAYSKOOL products, were partially offset by net revenue declines from LITTLEST PET SHOP and LOST KITTIES products.
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

Third Quarter of 2019
The following table presents net external revenues and operating profit data for the Company's three principal segments for the quarters ended September 29, 2019 and September 30, 2018:

	Quarter Ended
	September 29, 2019	September 30, 2018	% Change
Net Revenues *
U.S. and Canada segment	$898.3	$912.2	-2%
International segment	561.1	560.7	—%
Entertainment, Licensing and Digital segment	115.8	96.8	20%

Operating Profit *
U.S. and Canada segment	$193.7	$223.1	-13%
International segment	67.2	66.3	1%
Entertainment, Licensing and Digital segment	24.6	37.1	-34%
*For the quarter ended September 30, 2018, revenues of $12.0 million, and operating profit of $3.5 million, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment.
U.S. and Canada Segment
The U.S. and Canada segment net revenues for the third quarter of 2019 declined 2% compared to the third quarter of 2018.  Net revenues declined in the Franchise Brands and Hasbro Gaming portfolios, partially offset by net revenue increases in the Partner Brands, and to a lesser extent, the Emerging Brands portfolios during the third quarter of 2019. The implemented and proposed tariffs on certain U.S. products negatively impacted revenues in the third quarter of 2019.
In the Franchise Brands portfolio, lower net revenues from NERF, BABY ALIVE, TRANSFORMERS and MY LITTLE PONY products were partially offset by net revenue increases from MAGIC: THE GATHERING products.  In the Partner Brands portfolio, higher net revenues from DISNEY FROZEN, STAR WARS and MARVEL products and to a lesser extent, DISNEY’S DECENDANTS products, were partially offset by net revenue decreases from BEYBLADE and DISNEY PRINCESS products during the third quarter of 2019. In the Hasbro Gaming portfolio, lower net revenues from PIE FACE and certain other Hasbro Gaming brands products were partially offset by increased net revenues from DUNGEONS & DRAGONS products. In the Emerging Brands portfolio, the addition of net revenues from the Company’s POWER RANGERS products, as well as net revenue increases from PLAYSKOOL products, were partially offset by net revenue declines from LITTLEST PET SHOP and FURREAL FRIENDS products during the third quarter of 2019.
U.S. and Canada segment operating profit for the third quarter of 2019 was $193.7 million, compared to segment operating profit of $223.1 million, for the third quarter of 2018.  The operating profit decrease in the third quarter of 2019 was driven by lower revenues and increases in Partner Brand sales, which carry higher royalty expenses and result in lower operating profit.

In addition, the segment recorded higher shipping and warehousing expenses as a result of implemented and proposed tariffs on U.S. products.
International Segment
International segment net revenues were essentially flat in the third quarter of 2019. Absent the impact of foreign exchange, International segment net revenues increased $20.3 million or 4% during the third quarter of 2019. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended September 29, 2019 and September 30, 2018.

	Quarter Ended
	September 29, 2019	September 30, 2018	% Change
Europe	$319.3	331.4	-4%
Latin America	152.0	145.7	4%
Asia Pacific	89.9	83.6	7%
Net revenues	$561.1	560.7	—%
Unfavorable foreign currency translation impacted the Company's major geographic regions as follows: Europe - $11.7 million, Latin America - $6.1 million and Asia Pacific - $2.1 million. Absent the unfavorable foreign currency translation, net revenues for the third quarter of 2019 were flat in Europe, up 9% in Latin America and up 10% in the Company’s Asia Pacific region. International segment net revenues from Partner Brands grew, net revenues from Franchise Brands and Hasbro Gaming declined while Emerging Brands net revenues remained relatively flat during the third quarter of 2019 compared to the third quarter of 2018.  In the Franchise Brands portfolio, higher net revenues from MAGIC: THE GATHERING and MONOPOLY products, were more than offset by lower net revenues from MY LITTLE PONY, TRANSFORMERS and BABY ALIVE products.  In the Partner Brands portfolio, net revenue increases from DISNEY FROZEN and MARVEL products were partially offset by net revenue declines in DISNEY PRINCESS products. In the Hasbro Gaming portfolio, net revenue declines in PIE FACE products were partially offset by net revenue increases from DUNGEONS & DRAGONS products. In the Emerging Brands portfolio, net revenue contributions from POWER RANGERS products were offset by lower net revenues from LITTLEST PET SHOP, FURREAL FRIENDS and certain other Emerging Brands products in the third quarter of 2019.
International segment operating profit was $67.2 million for the third quarter of 2019, compared to operating profit of $66.3 million for the third quarter of 2018. The increase in operating profit during the third quarter of 2019 was the result of lower advertising and product development costs, partially offset by higher royalty expense as a result of increased Partner Brand sales and higher intangible asset amortization expense.
Entertainment, Licensing and Digital Segment
Entertainment, Licensing and Digital segment net revenues increased 20% to $115.8 million for the third quarter of 2019, compared to $96.8 million for the third quarter of 2018. Revenue growth was primarily driven by MAGIC: THE GATHERING ARENA, which launched out of open beta late in the third quarter of 2019. In addition, the segment realized film revenues from Transformers: Bumblebee which were partially offset by lower television programming revenues for Hasbro television programming during the third quarter of 2019.
Entertainment, Licensing and Digital segment operating profit decreased to $24.6 million for the third quarter of 2019, from $37.1 million for the third quarter of 2018. The decrease in Entertainment, Licensing and Digital segment operating profit was primarily driven by higher program production amortization as well as increased advertising, development and administration costs for MAGIC: THE GATHERING ARENA and other digital gaming initiatives. During the third quarter of 2018, Entertainment, Licensing and Digital segment operating profit benefited from higher revenues and resulting higher operating profit related to content delivered under a multi-year digital streaming deal signed in the third quarter.
Global Operations
The Global Operations segment operating profit of $11.1 million for the third quarter of 2019 compared to an operating profit of $3.2 million for the third quarter of 2018.
Corporate and Eliminations
The operating profit in Corporate and Eliminations totaled $0.6 million for the third quarter of 2019 compared to operating losses of $16.3 million for the third quarter of 2018 driven by cost-saving initiatives implemented as a result of the Company's 2018 restructuring program.

First Nine Months of 2019
The following table presents net revenues and operating profit for the Company's three principal segments for each of the nine months ended September 29, 2019 and September 30, 2018.

	Nine Months Ended
	September 29, 2019	September 30, 2018	% Change
Net Revenues*
U.S. and Canada segment	$1,766.6	$1,714.5	3%
International segment	1,221.2	1,229.1	-1%
Entertainment, Licensing and Digital segment	304.3	246.7	23%

Operating Profit *
U.S. and Canada segment	$313.8	$269.5	16%
International segment	51.4	10.4	>100%
Entertainment, Licensing and Digital segment	62.6	76.0	-18%
*For the nine months ended September 30, 2018, revenues of $33.3 million, and operating profit of $9.8 million, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment.
U.S. and Canada Segment
The U.S. and Canada segment net revenues for the nine months ended September 29, 2019 increased 3% compared to 2018.  In the first nine months of 2019, net revenue increases in the Partner Brands and Emerging Brands portfolios were partially offset by lower net revenues in the Franchise Brands and Hasbro Gaming portfolios.
In the Franchise Brands portfolio, net revenue increases from MAGIC: THE GATHERING, PLAY-DOH, MONOPOLY and TRANSFORMERS products were more than offset by lower net revenues from NERF, BABY ALIVE and MY LITTLE PONY products. In the Partner Brands portfolio, higher net revenues from DISNEY FROZEN and MARVEL products, as well as net revenue contributions from the introduction of the Company's UGLYDOLL and OVERWATCH products were partially offset by net revenue declines from DREAMWORKS’ TROLLS products. In the Hasbro Gaming portfolio, lower net revenues from PIE FACE, SPEAK OUT and certain other Hasbro Gaming products were partially offset by higher net revenues from DUNGEONS & DRAGONS and DUEL MASTERS products. In the Emerging Brands portfolio, net revenue contributions from the introduction of the Company's POWER RANGERS products, as well as net revenue increases from PLAYSKOOL products were partially offset by net revenue decreases from LITTEST PET SHOP products.
U.S. and Canada segment operating profit for the nine months ended September 29, 2019 increased to $313.8 million, or 17.8% of segment net revenues, compared to $269.5 million, or 15.7% of segment net revenues, for the nine months ended September 30, 2018. The increase in operating profit in the first nine months of 2019 was driven by higher revenues and favorable product mix, partially offset by higher royalty expenses from increased Partner Brands sales, higher warehousing and shipping costs associated with opening a new Midwestern U.S. warehouse and increased domestic shipping in 2019, as well as higher intangible asset amortization costs associated with the Power Rangers brand acquisition. The operating profit in the first nine months of 2018 included expenses of $52.3 million related to the Toys“R”Us liquidation in the U.S.

International Segment
International segment net revenues decreased 1% to $1,221.2 million for the nine months ended September 29, 2019 from $1,229.1 million for the nine months ended September 30, 2018. Absent an unfavorable $63.4 million impact of foreign exchange, International segment net revenues increased $55.5 million or 5% during the first nine months of 2019. The following table presents net revenues by geographic region for the Company's International segment for the nine month periods ended September 29, 2019 and September 30, 2018.

	Nine Months Ended
	September 29, 2019	September 30, 2018	% Change
Europe	$673.7	686.5	-2%
Latin America	305.1	308.1	-1%
Asia Pacific	242.4	234.5	3%
Net revenues	$1,221.2	1,229.1	-1%

Foreign currency translation negatively impacted the major geographic regions as follows: Europe - $37.4 million, Latin America - $16.1 million and Asia Pacific - $9.9 million. Absent foreign currency translation, the underlying business grew across all major geographic regions, up 4% in Europe, 4% in Latin America and 8% in Asia Pacific. International segment net revenues from Partner Brands and Emerging Brands grew while Franchise Brands and Hasbro Gaming net revenues declined during the first nine months of 2019 compared to 2018.  The declines in Franchise Brands were driven by lower sales from MY LITTLE PONY and NERF products partially offset by higher net revenues from MAGIC: THE GATHERING and MONOPOLY products.  In the Partner Brands portfolio, higher net revenues from MARVEL and DISNEY FROZEN products were partially offset by lower net revenues from STAR WARS and DISNEY PRINCESS products.  In the Hasbro Gaming portfolio, lower net revenues from PIE FACE and SPEAK OUT products were partially offset by net revenue increases from CONNECT 4 and certain other Hasbro Gaming products. In the Emerging Brands portfolio, contributions from the introduction of the Company's POWER RANGERS products, as well as net revenue increases from PLAYSKOOL products were partially offset by lower net revenues from LITTLEST PET SHOP and FURREAL FRIENDS products in the first nine months of 2019.
International segment operating profit was $51.4 million for the first nine months of 2019, up from operating profit of $10.4 million for the first nine months of 2018. The improvement in International segment operating results for the first nine months of 2019 was the result of lower administrative, advertising and product development costs as well as lower distribution costs offset by higher intangible asset amortization costs. Operating profit for the first nine months of 2018 includes $11.2 million of expenses related to the Toys“R”Us liquidation, primarily within in the United Kingdom.
Entertainment, Licensing and Digital Segment
Entertainment, Licensing and Digital segment net revenues for the nine months ended September 29, 2019 increased 23% to $304.3 million from $246.7 million for the nine months ended September 30, 2018. Revenue growth was driven by MAGIC: THE GATHERING ARENA and the Company's share of revenues related to Transformers: Bumblebee, the 2018 theatrical release produced jointly with Paramount Pictures.
Entertainment, Licensing and Digital segment operating profit was $62.6 million, or 20.6% of net revenues, for the nine months ended September 29, 2019 down from $76.0 million, or 30.8% of segment net revenues, for the nine months ended September 30, 2018. The decline in operating profit in the Entertainment, Licensing and Digital segment was driven by higher program production expense and amortization costs as well as increased advertising, development and administration costs for MAGIC: THE GATHERING ARENA and other digital gaming initiatives. These increases were partially offset by lower royalty expenses during the first nine months of 2019.
Global Operations
The Global Operations segment operating profit of $6.3 million for the first nine months of 2019 compares to an operating loss of $4.6 million for the first nine months of 2018.
Corporate and Eliminations
Operating profit in Corporate and Eliminations for the first nine months of 2019 was $27.6 million, compared to operating losses of $30.8 million for the first nine months of 2018. The Corporate and Eliminations operating loss in the first nine months of 2018 was driven by $7 million of expenses associated with the Toys“R”Us liquidation and $17.3 million of severance related to the Company’s 2018 restructuring plan. In the first nine months of 2019, operating profit benefited from cost reductions associated with the implementation of the Company’s 2018 restructuring program.

OPERATING COSTS AND EXPENSES

Third Quarter 2019
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended September 29, 2019 and September 30, 2018.

	Quarter Ended
	September 29, 2019	September 30, 2018
Cost of sales	39.8%	41.8%
Royalties	8.1	6.7
Product development	4.3	4.2
Advertising	8.9	8.6
Amortization of intangibles	0.8	0.6
Program production cost amortization	1.8	0.9
Selling, distribution and administration	17.5	17.4
Cost of sales for the third quarter of 2019 was $627.1 million, or 39.8% of net revenues, compared to $655.6 million, or 41.8% of net revenues, for the third quarter of 2018.  The cost of sales decrease in dollars and as a percent of net revenues was driven by a favorable brand mix from higher sales of Partner Brand products as well as savings related to improved inventory costing, partially offset by higher costs to bring inventory into the U.S. during the third quarter of 2019 compared to 2018.
Royalty expense for the third quarter of 2019 was $128.0 million, or 8.1% of net revenues, compared to $105.3 million, or 6.7% of net revenues, for the third quarter of 2018.  The increase in royalty expense in dollars and as a percent of net revenues was driven by higher sales of Partner Brand products in the third quarter of 2019.
Product development expense for the third quarter of 2019 was $67.4 million, or 4.3% of net revenues, compared to $65.8 million, or 4.2% of net revenues, for the third quarter of 2018.  The increase in dollars was driven by increased investments in digital gaming.
Advertising expense for the third quarter of 2019 was $140.3 million, or 8.9% of net revenues, compared to $134.4 million, or 8.6% of net revenues, for the third quarter of 2018.  The advertising expense increase was driven by net revenue increases and higher costs associated with the Company’s digital and e-sports initiatives, primarily MAGIC: THE GATHERING ARENA.
Amortization of intangible assets was $11.8 million, or 0.8% of net revenues for the third quarter of 2019, compared to $8.8 million, or 0.6% of net revenues, for the third quarter of 2018.  The increase in dollars and as a percent of net revenues reflects amortization related to the licensed property rights, which began amortizing in 2019.
Program production amortization increased to $28.0 million or 1.8% of net revenues, for the third quarter of 2019 from $14.1 million, or 0.9% of net revenues, for the third quarter of 2018. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method.  The increase in dollars, and as a percent of net revenues, reflects amortization of the Transformers: Bumblebee film production asset during the third quarter of 2019.
For the third quarter of 2019, the Company's selling, distribution and administration expenses increased to $275.4 million, or 17.5% of net revenues, from $272.4 million, or 17.4% of net revenues, for the third quarter of 2018. The increase in selling, distribution and administration expenses was driven by higher shipping and warehousing costs in the third quarter of 2019 as a result of implemented and proposed tariffs on its products in the U.S. which resulted in shifting orders from import to domestic delivery. In addition, the Company incurred higher selling and administrative costs in support of the Company’s Wizards of the Coast business. These increases were partially offset by lower spending due to the Company’s cost-reduction efforts in 2019.

First Nine Months of 2019
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the nine month periods ended September 29, 2019 and September 30, 2018.

	Nine Months Ended
	September 29, 2019	September 30, 2018
Cost of sales	37.4%	39.2%
Royalties	7.9	7.6
Product development	5.7	5.7
Advertising	9.4	9.1
Amortization of intangibles	1.1	0.6
Program production cost amortization	1.8	1.0
Selling, distribution and administration	22.7	26.8
Cost of sales for the nine months ended September 29, 2019 decreased to $1,230.8 million or 37.4% of net revenues, from $1,249.1 million, or 39.2% of net revenues for the nine months ended September 30, 2018. The cost of sales decrease in dollars and as a percent of net revenues during the first nine months of 2019 was driven by a favorable brand mix from higher sales of Partner Brand products as well as savings related to improved inventory costing, partially offset by higher costs to bring inventory into the U.S.
Royalty expense for the nine months ended September 29, 2019 was $259.0 million, or 7.9% of net revenues, compared to $241.0 million, or 7.6% of net revenues, for the nine months ended September 30, 2018. The increase in royalty expense in dollars, and as a percent of net revenues, was driven by increased partner brand net revenues during the first nine months of 2019.
Product development expense for the nine months ended September 29, 2019 increased to $189.2 million, or 5.7% of net revenues, from $183.1 million, or 5.7% of net revenues for the nine months ended September 30, 2018. The increase in dollars during the first nine months of 2019 was driven by increased investments in digital gaming, primarily related to MAGIC: THE GATHERING ARENA, and other digital gaming initiatives.
Advertising expense for the nine months ended September 29, 2019 was $309.7 million, or 9.4% of net revenues, compared to $290.0 million, or 9.1% of net revenues, for the nine months ended September 30, 2018. The increase in advertising expense was primarily due to higher costs related to the Company’s digital and e-sports initiatives, primarily MAGIC: THE GATHERING ARENA.
Amortization of intangibles was $35.4 million, or 1.1% of net revenues, for the nine months ended September 29, 2019 compared to $19.9 million, or 0.6% of net revenues, in the first nine months of 2018. The increase reflects amortization related to the POWER RANGERS property rights acquired during the second quarter of 2018 as well as the licensed property rights, which began amortizing in 2019.
Program production expense and amortization increased in the first nine months of 2019 to $58.1 million, or 1.8% of net revenues, from $33.4 million, or 1.0% of net revenues, in the first nine months of 2018. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. The increase in dollars, and as a percent of net revenues, reflects expense related to film production assets, offset by lower television programming amortization during the first nine months of 2019.
For the nine months ended September 29, 2019, the Company's selling, distribution and administration expenses decreased to $748.3 million or 22.7% of net revenues from $853.6 million or 26.8% of net revenues for the nine months ended September 30, 2018. In the first nine months of 2018, the Company’s selling, distribution and administration expenses included $60.3 million of bad debt and other expenses related to Toys“R”Us, as well as $17.3 million of severance costs related to the Company’s 2018 restructuring program. The remaining decrease in selling, distribution and administration expenses was driven by cost-savings initiatives including lower compensation expense.  These decreases were partially offset by increased expenses related to opening a new Midwestern U.S. warehouse, higher shipping and warehousing costs in 2019 as a result of implemented and proposed tariffs in the U.S., which resulted in shifting orders from import to domestic delivery. In addition, the Company incurred higher selling and administrative costs in support of the Company’s Wizards of the Coast business.

NON-OPERATING (INCOME) EXPENSE
Interest expense for the third quarter and first nine months of 2019 totaled $22.8 million and $67.1 million, respectively, compared to $22.8 million and $68.4 million in the third quarter and first nine months of 2018, respectively. Interest expense for the third quarter of 2019 was consistent with 2018. The decrease in interest expense for the first nine months of 2019 primarily reflects lower levels of short-term borrowing in 2019 compared to 2018.
Interest income was $5.5 million and $19.2 million for the third quarter and first nine months of 2019, respectively, compared to $4.7 million and $17.2 million in the third quarter and first nine months of 2018, respectively. Higher average interest rates in 2019 compared to 2018 contributed to the nine month increase offset by lower levels of invested cash in 2019.
Other expense, net was $20.2 million and $118.3 million for the third quarter and first nine months of 2019, respectively, compared to other income, net of $0.6 million and $6.2 million in the third quarter and first nine months of 2018, respectively.  Included within other expense, net in the first nine months of 2019 was a $110.8 million non-cash pension charge from the settlement of the Company's U.S. defined benefit pension plan liability during the second quarter of 2019. Included within other expense, net in the third quarter of 2019 was a $25.5 million charge related to unrealized losses on foreign exchange forward and option contracts entered into by the Company to limit exposure to foreign currency fluctuations associated with the proposed eOne acquisition price.
INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time tax on certain unrepatriated earnings of foreign subsidiaries.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) established a one-year measurement period to complete the accounting for the income tax effects of the Tax Act according to standards provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Accounting for Income Taxes (ASC 740). An entity recognizes the impact of those amounts for which the accounting is complete. For the first quarter of 2018, the Company obtained additional information affecting the provisional amount initially recorded in the fourth quarter of 2017. As a result, the Company recorded a one-time tax expense of $47.8 million which reversed certain discrete benefits recorded in 2017 as well as increased our provisional deemed repatriation tax liability. In the third quarter of 2018, the estimate was further revised based on additional guidance and a one-time tax benefit of $17.3 was recorded. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed its analysis based on legislative updates relating to the Tax Act.
Income tax expense totaled $46.8 million on pre-tax earnings of $259.7 million in the third quarter of 2019 compared to income tax expense of $31.9 million on pre-tax earnings of $295.8 million in the third quarter of 2018. For the nine month period, income tax expense totaled $42.3 million on pre-tax earnings of $295.4 million in 2019 compared to income tax expense of $63.9 million on pre-tax earnings of $275.5 million in 2018.  Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first nine months of 2019, favorable discrete tax adjustments were a net benefit of $31.7 million compared to a net expense of $10.6 million in the first nine months of 2018. The favorable discrete tax adjustments for the first nine months of 2019 primarily relate to the settlement of the U.S. defined benefit pension plan liability, excess tax benefits on share-based payments and expiration of statutes of limitation for uncertain tax positions. The unfavorable discrete tax adjustments for the first nine months of 2018 primarily related to changes in guidance on U.S. tax reform, which resulted in the reversal of a tax benefit recorded in 2017 and additional repatriation tax liability, partially offset by excess tax benefits on share-based payments and audit settlements. Absent discrete items, the adjusted tax rates for the first nine months of 2019 and 2018 were 18.2% and 17.6%, respectively. The increase in the adjusted tax rate of 18.2% for the nine months ended September 29, 2019 is primarily due to the mix of jurisdictions where the Company earned its profits.
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

Recent Securities and Exchange Commission Rulings
In August 2018, the U.S. Securities and Exchange Commission (“SEC”) issued a final ruling amending numerous SEC rules covering a diverse group of topics. One noteworthy rule change expands disclosure requirements related to changes in shareholders’ equity by extending to interim periods, the annual requirement of SEC Regulation S-X, Rule 3-04, of presenting changes in stockholders’ equity. An analysis of changes in stockholders’ equity in the form of a reconciliation is required for the current and comparative year-to-date interim periods effective for all filings submitted on or after November 5, 2018. As a result of the adoption of this ruling, the Company has included a consolidated statement of stockholders’ equity for the quarters and year-to-date periods ending September 29, 2019 and September 30, 2018, in Part I, Item 1 of this Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first nine months of 2019 and 2018 the Company funded its operations and liquidity needs primarily through cash flows from operations and borrowings under its available lines of credit.
In August 2019, the Company entered into a definitive agreement under which Hasbro will acquire all of the outstanding shares of stock of eOne in an all cash transaction valued at approximately £3.3 billion or $4 billion based on exchange rates on the agreement date. Under the terms of the agreement, eOne shareholders will receive £5.60 in cash for each common share of eOne. The Company expects to finance the transaction with the proceeds from debt and equity financing. The Company has entered into a debt commitment letter with BofA to provide a 364-day senior unsecured bridge loan facility in an aggregate principal amount of up to £3.6 billion to secure funding of the purchase price (the "Bridge Facility"). Costs associated with the Bridge Facility in the amount of approximately $19 million are being capitalized and are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. In addition, subsequent to the agreement described above, the Company entered into the Term Loan Agreement with BofA as administrative agent and certain financial institutions, as lenders, pursuant to which such lenders committed to provide, contingent upon completion of the acquisition and certain other customary conditions of funding, the Term Loan Facilities in an aggregate principal amount of up to $1,000.0 million. Borrowings under the Term Loan Facilities will be used to pay a portion of the consideration and other amounts payable in connection with the Company’s acquisition of eOne.
The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program are adequate to meet its working capital needs over the next twelve months. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of September 29, 2019, the Company's cash and cash equivalents totaled $1,060.4 million. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were considered indefinitely reinvested by the Company. The Tax Act provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of September 29, 2019, the Company has a total liability of $192.9 million related to this tax, $18.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $174.5 million is presented within other liabilities, non-current on the Consolidated Balance Sheets. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, the related earnings in foreign jurisdictions are available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of September 29, 2019 is denominated in the U.S. dollar.

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

The table below outlines key financial information (in millions of dollars) pertaining to our consolidated balance sheets including the period-over-period changes.

	September 29, 2019	September 30, 2018	% Change
Cash and cash equivalents	$1,060.4	907.1	17%
Accounts receivable, net	1,416.9	1,391.2	2%
Inventories	589.1	610.9	-4%
Prepaid expenses and other current assets	346.7	283.2	22%
Other assets	626.2	743.1	-16%
Accounts payable and accrued liabilities	1,458.8	1,301.6	12%
Other liabilities	550.8	591.4	-7%
Accounts receivable increased 2% to $1,416.9 million at September 29, 2019, compared to $1,391.2 million at September 30, 2018. Absent the $28.7 million impact of foreign currency translation, accounts receivable increased approximately 4%.  Accounts receivable, net at September 30, 2018 included a $77.0 million allowance for doubtful accounts related to Toys“R”Us.  Days sales outstanding increased to 82 days at September 29, 2019 from 81 days at September 30, 2018.
Inventories decreased 4% to $589.1 million at September 29, 2019 from $610.9 million at September 30, 2018. Absent the $15.1 million impact of foreign currency translation, inventories would have decreased 1%. The decrease at September 29, 2019 reflects improved inventory management initiatives implemented across the Company's international markets offset by higher inventory levels held in the U.S as a result of the proposed U.S. tariffs.
Prepaid expenses and other current assets increased 22% to $346.7 million at September 29, 2019 from $283.2 million at September 30, 2018. The increase was due to higher unrealized gains on foreign exchange contracts, higher prepaid royalty balances as well as approximately $19 million of deferred financing costs recorded to current assets in relation to the Bridge Facility, used to secure funding for the proposed purchase of eOne. At September 29, 2019, there are no borrowings under these facilities. In addition, as a result of the settlement of the Company's U.S. defined benefit pension plan liability, the Company had excess assets of approximately $19 million of which $8 million is recorded as a current asset and will be used to fund future Company contributions to the Company's 401(k) plan in the U.S. These increases were partially offset by lower prepaid advertising balances as a result of the timing of payments in 2019 compared to 2018 and lower value-added taxes.
Other assets decreased approximately 16% to $626.2 million at September 29, 2019 from $743.1 million at September 30, 2018. The decrease was primarily due to lower deferred tax asset balances as a result of a reclassification of certain deferred tax assets to reduce the Company's transition tax liability, lower long-term receivable balances related to third-party production studio rebates, lower capitalized movie production costs as a result of amortization of certain production assets during the fourth quarter of 2018 and the first nine months of 2019. These decreases were partially offset by the above mentioned pension surplus as a result of the settlement of the Company's U.S. defined benefit pension plan liability of which approximately $12 million is recorded in other assets, higher capitalized television production costs, net of production rebates and higher long-term accrued royalty income balances in 2019.
Accounts payable and accrued liabilities increased 12% to $1,458.8 million at September 29, 2019 from $1,301.6 million at September 30, 2018. Increases include higher accrued advertising primarily related to MAGIC: THE GATHERING ARENA, deferred option premiums of approximately $34 million, recorded to accrued liabilities, to hedge a portion of the Company's exposure to fluctuations in the British pound sterling in relation to the acquisition of eOne, higher severance accrual related to the restructuring actions taken in the fourth quarter of 2018, the Company’s current lease liability balance of $29.3 million included in accrued liabilities as the result of the adoption of ASU 2016-02 and higher accrued royalty balances as a result of higher sales of Partner Brands products during the third quarter of 2019. These increases were partially offset by the payment of remaining amounts due to Saban Properties for the Power Rangers brand acquisition and lower accrued value added tax balances in the first nine months of 2019.
Other liabilities decreased 7% to $550.8 million at September 29, 2019 from $591.4 million at September 30, 2018. The decrease includes a decrease in the transition tax liability reflecting the reclassification of certain deferred tax assets to reduce the transition tax liability as well as the 2019 installment payment, a decrease in the liability for uncertain tax positions and lower long-term pension balances as a result of the settlement of the Company's U.S. defined benefit pension plan liability in 2019. These decreases were partially offset by the adoption of ASU 2016-02 in 2019 which requires the recognition of long-term lease liability balances, which were $115.0 million as of September 29, 2019.

Cash Flow
Net cash provided by operating activities in the first nine months of 2019 was $389.6 million compared to $174.7 million in the first nine months of 2018. The increase in cash flow from operations primarily reflects higher earnings, adjusted for non-cash items, in the first nine months of 2019 as compared to the first nine months of 2018. To a lesser extent the increase in operating cash flows resulted from lower film production costs in 2019 as well as lower inventory purchases in 2019.
Net cash utilized by investing activities was $86.5 million in the first nine months of 2019 compared to $250.9 million in the first nine months of 2018.  Additions to property, plant and equipment were $90.8 million in the first nine months of 2019 compared to $104.0 million in the first nine months of 2018. Cash utilized by investing activities in 2018 reflects the cash portion of the Power Rangers brand acquisition of $155.5 million.
Net cash utilized by financing activities was $417.2 million in the first nine months of 2019 compared to $578.6 million in the first nine months of 2018. The decline in cash utilized in financing activities was driven by:

•	Decline in repayments of short-term borrowings of $130.2 million in the first nine months of 2019, compared to 2018, due to lower short-term borrowings in 2019.

•	Lower cash payments related to purchases of the Company's common stock which were $60.1 million in the first nine months of 2019 compared to $187.9 million in the first nine months of 2018.

•
Lower tax payments made to tax authorities for which shares were withheld from employees’ share-based payment awards, which were $13.1 million in the first nine months of 2019, compared to $58.3 million in 2018.

Partially offset by:

•
Higher dividends paid in the first nine months of 2019 of $250.8 million compared to $229.6 million in the first nine months of 2018 reflecting a higher dividend rate commencing with the May 2019 dividend payments.

•
During the first nine months of 2019, the Company paid $100.0 million related to the 2018 Power Rangers brand acquisition, which consisted of a $75.0 million deferred purchase price payment and $25.0 million release from escrow. There are no remaining payments due to Saban Properties related to the Power Rangers brand acquisition.

•	Debt acquisition costs of $21.5 million in the first nine months of 2019, primarily related to the Bridge Facility and the Term Loan Agreement.
Sources and Uses of Cash
The Company has an agreement with a group of banks for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  Under the Program the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days.  The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis.  The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At September 29, 2019, the Company had no outstanding borrowings related to the Program.

During the third quarter of 2019, the Company entered into a second amended and restated revolving credit agreement with BofA, as administrative agent, swing line lender and a letter of credit issuer and certain other financial institutions, as lenders thereto (the "Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1,500.0 million, comprised of (1) $1,100.0 million of commitments effective as of September 20, 2019, and (2) $400.0 million of commitments that may become effective upon completion of the acquisition of eOne. The Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. Prior to the September 2019 amendment, the Revolving Credit Agreement provided for a $1,100.0 million revolving credit facility. The Company was in compliance with all covenants as of and for the quarter ended September 29, 2019. The Company had no borrowings outstanding under its committed revolving credit facility as of September 29, 2019. However, the Company had letters of credit outstanding under this facility as of September 29, 2019 of approximately $2.7 million. Amounts available and unused under the committed line, as of September 29, 2019 were approximately $1,497.3 million. The Company also has other uncommitted lines from various banks, of which approximately $22.4 million was utilized as of September 29, 2019, including $14.5 million of outstanding letters of credit and $7.9 million of outstanding borrowings.

As noted above, on September 20, 2019, the Company entered into a Term Loan Agreement providing for a Term Loan Facility in an aggregate principal amount of up to $1,000.0 million. Loans under the Term Loan Facilities will bear interest, at the Company’s option, at either the Eurocurrency Rate (determined in accordance with the Term Loan Agreement) or the Base Rate (determined in accordance with the Term Loan Agreement), in each case plus a per annum applicable rate that fluctuates based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investors Service, Inc. and S&P Global Ratings, subject to certain provisions taking into account potential differences in ratings issued by the relevant ratings agencies or a lack of ratings issued by such ratings agencies. There were no borrowings under the Term Loan Agreement as of September 29, 2019. Borrowings under these Term Loan Facilities will be used to pay a portion of the consideration in connection with the Company's acquisition of eOne. The Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness.
The Company has principal amounts of long-term debt at September 29, 2019 of $1,709.9 million, due at varying times from 2021 through 2044. The Company also had letters of credit of approximately $17.2 million and purchase commitments of approximately $763.8 million outstanding at September 29, 2019.
During 2019, the Company amended its manufacturing agreement with Cartamundi NV (“Cartamundi”). The amended agreement extends the term of the agreement from 2020 to 2023 and increases the minimum contractual purchase commitments under the agreement to the following amounts: 2019: $130.0 million; 2020: $120.0 million; 2021: $105.0 million; 2022: $95.0 million; and 2023: $85.0 million.
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
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2019 through 2022 using foreign exchange forward contracts and zero-cost collar options. In addition, during the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to its proposed acquisition of eOne using both foreign exchange forward and option contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.  Other than as set forth above, the Company does not hedge foreign currency exposures.
The Company reflects all forward and option contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At September 29, 2019, these contracts had net unrealized gains of $42.5 million, of which $43.6 million of unrealized gains are recorded in prepaid expenses and other current assets, $10.4 million of unrealized gains are recorded in other assets and $11.5 million of unrealized losses are recorded in accrued liabilities. Included in accumulated other comprehensive loss at September 29, 2019 are deferred gains, net of tax, of $23.7 million, related to these derivatives.
At September 29, 2019, the Company had fixed rate long-term debt of $1,709.9 million. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at September 29, 2019 are deferred losses, net of tax, of $18.3 million related to these derivatives.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4.    Controls and Procedures.
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 29, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings.
On or about September 28, 2018, a putative securities class action complaint was filed against the Company and certain of our officers and/or directors (the “Defendants”) in the U.S. District Court for the District of Rhode Island, on behalf of all purchasers of Hasbro common stock between April 24, 2017 and October 23, 2017, inclusive. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, alleging that Defendants purportedly made materially false and misleading statements in connection with the financial condition of Toys“R”Us, Inc. and its impact on the Company, as well as the financial impact on the Company’s business of economic conditions in the United Kingdom and Brazil. On October 18, 2019, the lead plaintiff in this matter voluntarily dismissed the action without prejudice against the Defendants.
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
This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, concerning management's expectations, goals, objectives, and similar matters. These forward-looking statements may include statements concerning: the Company's product and entertainment plans; anticipated product and entertainment performance; business opportunities and strategies; financial and business goals and objectives; anticipated expenses, cost savings and efficiency enhancing initiatives and other objectives; anticipated impact of, and actions taken in response to, the imposition of tariffs in certain markets; anticipated uses of cash; and expectations relating to the Company’s proposed acquisition of eOne. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "look forward," "may," "planned," "potential," "should," "will," and "would" or any variations of words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties.
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

•
the ability of the Company to successfully diversify sourcing of its products to reduce reliance on sources of supply in China, including challenges associated with identifying and onboarding new vendors who may not be as experienced as our historical vendors in producing the types of products manufactured for us and in meeting the quality and compliance needs of our products, potentially exposing us to delayed supply, increased costs or product non-compliance, as well as risks associated with sourcing products from countries where the infrastructure is not as developed as it is in eastern China;

•
the application of tariffs and other trade restrictions impacting the cost of producing our products and importing them into markets around the world for sale, which could significantly increase the price of the Company’s products and substantially harm sales, including, without limitation, through the elimination of direct import orders where our customers take ownership of products at ports near the source of supply, and the shift to domestic orders, which require us to ship the products to the market, import them and warehouse them, thus raising costs to us, delaying the time of sale, and resulting in the potential loss of some orders entirely due to lack of timely supply or other matters;

•
the ability of the Company to successfully implement actions to lessen the impact of tariffs imposed on our products, including any changes to our supply chain, logistics capabilities, sales policies or pricing of our products;

•	the success of the Company’s key partner brands, and the Company’s ability to maintain, renew and extend solid relationships with its key partners;

•	successful brand and/or product introductions from competitors that capture market share and sales from the Company;

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

•
the risk that anticipated benefits of acquisitions or investments may not occur, or may be delayed or reduced in their realization; specifically, in the case of our proposed acquisition of Entertainment One, the Company faces risks and uncertainties as to whether the transaction will be completed in a timely manner or at all; uncertainty as to whether the conditions precedent to completion of the transaction, including applicable regulatory approvals, will be satisfied in a timely manner, on expected terms or at all; uncertainty as to whether the Company will achieve the expected benefits and synergies from the transaction within the anticipated time frame or at all; risks of unexpected costs, liabilities or delays; integration difficulties, including the ability to retain key personnel and to effectively manage a significantly expanded business following the completion of the transaction; risks relating to the Company’s ability to complete financings on satisfactory terms or at all; risks relating to the additional indebtedness that Hasbro may incur in connection with the transaction; risks related to fluctuations in foreign exchange rates, particularly given that the purchase price for the proposed acquisition is denominated in pounds sterling; other unexpected factors that may impact or alter Hasbro’s anticipated business plans, strategies and objectives if the transaction is completed; and the effect of the announcement, pendency or consummation of the transaction on customers, employees, suppliers, partners and operating results, including the diversion of our management’s time and resources;

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

•
changes in regulations, increased costs and/or economic uncertainty associated with the U.K. vote to leave the European Union (“EU”), commonly referred to as Brexit, which may make it more difficult and/or costly for us to supply products to the UK or other parts of the EU, harm our sales and lower the profitability of our business in the U.K. and the EU; or

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2019
7/1/19 – 7/28/19	9,500	$104.85	9,500	$368,350,052
August 2019
7/29/19 – 9/1/19	4,845	$104.76	4,845	$367,842,467
September 2019
9/2/19 – 9/29/19	—	$—	—	$367,842,467
Total	14,345	$104.82	14,345	$367,842,467
In May 2018, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million of common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under this authorization and there is no expiration date. The timing, actual number, and value of shares that are repurchased will depend on a number of factors, including the price of the Company's stock and the Company’s generation of, and uses for, cash. As a result of the Company's equity financing plan related to its proposed acquisition of eOne, the Company plans to suspend its share repurchase program for the time being. See Footnote 1, “Basis of Presentation,” to the Consolidated Financial Statements for further discussion.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

2.1
Arrangement Agreement by and among Hasbro, Inc., 11573390 Canada Inc. and eOne, dated as of August 22, 2019.  (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 23, 2019, File No. 1-6682).

2.2
Form of Voting Agreement by and among Hasbro, Inc., 11573390 Canada Inc. and the following directors and officers of eOne:  Darren Throop, Joseph Sparacio, Margaret O’Brien, Steve Bertram, Olivier Dumont, Mark Trachuk, Allan Leighton, Linda Robinson, Mark Opzoomer, Michael Friisdahl, Mitzi Reaugh, Robert McFarlane, Scott Lawrence. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 23, 2019, File No. 1-6682).

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

10.1
Term Loan Agreement, dated as of September 20, 2019, by and among Hasbro, Inc., Bank of America, N.A., and the other financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2019, File No. 1-6682).

10.2
Second Amended and Restated Revolving Credit Agreement, dated as of September 20, 2019, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., and the other financial institutions party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2019, File No. 1-6682).

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

HASBRO, INC.
(Registrant)

Date: October 22, 2019	By: /s/ Deborah Thomas
Deborah Thomas

Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)