Form 10-K
period 2019-12-29
HASBRO, INC.
filed 2020-02-27
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
Commission file number 1-6682
Hasbro, Inc.
(Exact Name of Registrant As Specified in its Charter)

Rhode Island		05-0155090
(State of Incorporation)		(I.R.S. Employer Identification No.)

1027 Newport Avenue
Pawtucket,	Rhode Island	02861
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code (401) 431-8697
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HAS	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    or    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value on June 30, 2019 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $12,056,921,330. The registrant does not have non-voting common stock outstanding.
The number of shares of common stock outstanding as of February 11, 2020 was 136,876,923.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Special Note Regarding Forward-Looking Statements
From time to time, including in this Annual Report on Form 10-K (“Form 10-K”) and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to matters such as our business and marketing strategies, anticipated financial performance or business prospects in future periods, expected technological and product developments, relationships with customers and suppliers, purchasing patterns of our customers and consumers, the expected content of and timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers, expected benefits and plans relating to acquired brands, properties and businesses, such as Entertainment One Ltd., the content and timing of planned entertainment releases including motion pictures, television and digital products, marketing and promotional efforts, research and development activities, geographic plans, adequacy of supply, manufacturing capacity and expectations to reduce manufacturing in China, tariffs, impact of the outbreak of the coronavirus and other public health conditions, adequacy of our properties, expected benefits and cost-reductions from certain restructuring actions, capital expenditures, working capital, liquidity, and other financial, tax, accounting and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below and in Part I, Item 1A of this Form 10-K are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report.
PART I
Except as expressly indicated or unless the context otherwise requires, as used herein, “Hasbro”, the “Company”, “we”, or “us”, means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

Item 1.	Business.
Completion of Acquisition
On December 30, 2019, we completed the acquisition of Entertainment One Ltd. ("eOne") for an aggregate purchase price of approximately $4.6 billion, comprised of $3.8 billion of cash consideration for shares outstanding and $0.8 billion related to the redemption of eOne’s outstanding senior secured notes and the payoff of eOne’s revolving credit facility. We financed the acquisition through a combination of debt and equity financings, including (i) the issuance of senior unsecured notes in an aggregate principal amount of $2.4 billion, (ii) the issuance of 10,592,106 shares of common stock at a public offering price of $95.00 per share and (iii) $1.0 billion in term loans. The financial results of eOne are not included in the consolidated financial statements included in this Form 10-K, as the acquisition of eOne was completed in fiscal 2020.
General Development and Description of Business and Business Segments
Overview
We are a global play and entertainment company committed to Creating the World’s Best Play and Entertainment Experiences. From toys, games and consumer products to television, movies, digital gaming, live action, music, and virtual reality experiences, Hasbro connects to global audiences by bringing to life great innovations, stories and brands across established and inventive platforms. Hasbro’s iconic brands include MAGIC: THE GATHERING, MY LITTLE PONY, NERF, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, POWER RANGERS and FURREAL FRIENDS, as well as our premier partner brands. Through our acquisition of eOne, we’ve enhanced our brand portfolios with the addition of beloved children’s brands, including PEPPA PIG and PJ MASKS. Through our global entertainment studios, we are building our brands globally through great storytelling and content on all screens. Hasbro is committed to making the world a better place for children and their families through corporate social responsibility and philanthropy.

Our strategic plan is centered around our brand blueprint. Under our brand blueprint strategy, we re-imagine, re-invent and re-ignite our owned and controlled brands and imagine, invent and ignite new brands, through product innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, we continue to transform and reimagine our business strategy. This transformation includes reexamining the ways Hasbro organizes across its brand blueprint and re-shaping the Company to become a better equipped and adaptive, digitally-driven organization, including the development of an omni-channel retail presence and adding new capabilities through the on-boarding of new skill sets and talent. More recently, to enhance our long-term competitive position we have identified and pursued key growth opportunities through strategic acquisitions, to excel in today’s converged retail environment as a leading global play and entertainment company across all platforms.
Recent Acquisition of Entertainment One Ltd.
Overview of eOne's Business
eOne is a global independent studio that specializes in the development, acquisition, production, financing, distribution and sales of entertainment content. eOne’s diversified expertise spans across film, television and music production and sales, family programming, merchandising and licensing, and digital content. Through its global reach and expansive scale, powered by deep local market knowledge, eOne delivers premium content to the world.
eOne develops, produces and distributes a portfolio of children’s properties on a worldwide basis. The principal brand is PEPPA PIG, which was launched in the United Kingdom (“UK”) in May 2004. This brand entertains pre-school children worldwide with much of its historical revenue generated through licensing and merchandising programs across multiple retail categories. eOne’s portfolio of pre-school brands also includes PJ MASKS, CUPCAKE & DINO: GENERAL SERVICES, and RICKY ZOOM.
eOne’s global independent film business focuses on the acquisition and development of film production rights and the exploitation of these rights on a multi‑territory basis across all media channels, including cinema, physical home entertainment, and broadcast and digital, as well as the production of a growing number of films. eOne also produces and co‑produces a growing number of feature films.
In addition to eOne’s film business, eOne is a major independent producer of television content in North America focusing on the development, production and acquisition of high-quality television programming for sale to broadcasters and digital platforms globally. eOne develops and produces original television programming for broadcast in its core television production territories of Canada and the U.S., which is then distributed into global markets by eOne’s own international sales network. eOne typically finances its television programming on a production‑by‑production basis by way of production financing facilities. eOne’s original television programming is sold to broadcasters on a series‑by‑series or individual show basis for broadcast on free television, pay television, Subscription Video‑On‑Demand and other digital platforms. Its programming spans a variety of genres, including scripted drama, non‑scripted reality and documentaries, and in multiple formats, including series, television films, mini‑series and specials.
eOne has its own music label, which produces and releases music tracks and albums from artists across a wide variety of genres, and a significant catalog of music. The music business provides a source of music content for film and television productions and allows eOne to monetize some of the music produced from its films and television programs. eOne also has a global music business specializing in management, publishing and live events across a wide variety of genres. Music also includes UK-based Audio Network, an independent creator and publisher of original high quality music for use in film, television, advertising and digital media.
Strategic Rational of the Acquisition
We believe the addition of eOne accelerates our brand blueprint strategy by:

•	expanding our brand portfolio with eOne’s beloved global preschool brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM;

•	adding proven TV and film expertise and executive leadership;

•	enhancing brand building capabilities, our storytelling capabilities and franchise economics in TV, film and other mediums to strengthen Hasbro brands; and

•	creating additional opportunities for long-term profitable growth through in-sourcing and cost-synergies, as well as future revenue growth opportunities.

Storytelling and Other Entertainment Initiatives
Our brand blueprint focuses on reinforcing storylines associated with our brands through several mediums, including television, film, digital gaming and live action experiences.
As part of our brand blueprint strategy, we seek to build our brands through entertainment-based storytelling. Historically, Allspark Pictures and Allspark Animation have been responsible for Hasbro's entertainment-driven brand storytelling, including the development and global distribution of television programming and motion pictures primarily based on our brands. As we integrate eOne's creative talent and network of studios we expect eOne to lead the Company's entertainment-driven brand storytelling with the addition of production studios that span film, television and music, and include family programming, digital content distribution, international feature film distribution and live entertainment.
Television programming based on our brands currently airs in markets throughout the world. Domestically, Allspark Animation primarily distributes programming to Discovery Family Channel (the “Network”), a joint venture between Discovery Communications, Inc. (“Discovery”) and Hasbro which operates a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Beginning in 2015, Allspark Animation began distributing certain programming domestically to other outlets, including Cartoon Network. Internationally, Allspark Animation distributes to various broadcasters and cable networks. Allspark Animation also distributes programming globally on various digital platforms, including Netflix. In 2016, Hasbro acquired Boulder Media, an animation studio based in Dublin, Ireland that produces a variety of projects for Allspark Animation and Allspark Pictures.
During 2014, we introduced Allspark Pictures, Hasbro’s film label, as a vehicle to produce both animated and live action theatrical releases based on our brands. Beginning in 2020, we plan to leverage eOne's production expertise to enhance the Company's film, television and animated production initiatives.
In October 2017 the Company entered into an agreement with Paramount Pictures (“Paramount”) to produce and distribute live action and animated films, as well as television programming based on Hasbro brands over a five-year period. Hasbro’s Allspark Pictures, Allspark Animation and eOne will play an active role alongside Paramount in content development and production under this relationship and Hasbro will play a more significant role in financing the films. The Company’s storytelling initiatives, which we believe will be enhanced through the expertise and creative talent of eOne, support its strategy of growing its brands well beyond traditional toys and games and providing entertainment experiences for consumers of all ages accessible anytime in many forms and formats.
Recent films released by Allspark Pictures include the following:

•	In October 2017, Allspark Pictures released MY LITTLE PONY: THE MOVIE.

•	In December 2018, Hasbro and Paramount released BUMBLEBEE, a film centered on the TRANSFORMERS character.
Jointly, Allspark Pictures and Paramount Pictures have several upcoming feature length films with planned release dates in 2020 and 2021.
In addition to film and television initiatives, Hasbro understands the importance of digital content to drive fan engagement, including in gaming and across other media, and of integrating such content with our products. Digital media encompasses digital gaming applications and the creation of digital environments for analog products through the use of complementary digital applications and websites which extend storylines and enhance play. In 2018, the Company launched MAGIC: THE GATHERING ARENA, the free-to-play online adaptation of the MAGIC: THE GATHERING card game, which launched out of open beta late in the third quarter of 2019. During the fourth quarter of 2019, to support the Company's Wizards of the Coast's digital gaming business, the Company acquired Tuque Games ("Tuque"), an independent digital game development studio based in Montreal, Canada. Tuque will focus on the development of digital games for brands such as DUNGEONS & DRAGONS.
In October 2019, the Company made the decision to close our wholly owned subsidiary, Backflip Studios, LLC (“Backflip”), a mobile game developer and producer of digital applications. The Company plans to continue to support Backflip’s existing mobile gaming apps in the near-term.
As we begin to leverage the immersive entertainment capabilities gained through the eOne acquisition, we will aim to strengthen our competencies around the brand blueprint, such as in storytelling and digital, complement our current product offerings, enter into areas which are adjacent or complementary to our existing business, add to our brand portfolio, and further develop awareness of our brands and expand the ability of consumers to experience our brands in different forms and formats.

Brand Portfolios
Hasbro organizes and markets owned, controlled and licensed intellectual properties within our brand architecture under the following four brand portfolios: (1) Franchise Brands; (2) Partner Brands; (3) Hasbro Gaming; and (4) Emerging Brands.
Franchise Brands Franchise Brands are Hasbro’s most significant owned or controlled properties which we believe have the ability to deliver significant revenues and growth over the long-term. Our seven Franchise Brands are BABY ALIVE, MAGIC: THE GATHERING, MONOPOLY, MY LITTLE PONY, NERF, PLAY-DOH and TRANSFORMERS. In 2019, 2018 and 2017, Franchise Brands were 51%, 53% and 52% of total net revenues, respectively.
Partner Brands Partner Brands include those brands licensed by Hasbro from other parties for which Hasbro develops toy and game products. Significant Partner Brands include MARVEL, including SPIDER-MAN and THE AVENGERS, STAR WARS, DISNEY PRINCESS and DISNEY FROZEN, DISNEY‘S DESCENDANTS, BEYBLADE, DREAMWORKS’ TROLLS and SESAME STREET. Partner Brands MARVEL, STAR WARS, DISNEY’S DESCENDANTS, DISNEY PRINCESS and DISNEY FROZEN are all owned by The Walt Disney Company (“Disney”). Partner brand revenues fluctuate based primarily on the entertainment releases around these brands in any given year.
In 2019, Hasbro product lines were supported by the following theatrical releases: CAPTAIN MARVEL in March, AVENGERS: END GAME in April, SPIDER-MAN: FAR FROM HOME in July, FROZEN 2 in November and STAR WARS: THE RISE OF SKYWALKER in December. The release of FROZEN 2 in November supported the Company’s DISNEY FROZEN product line in 2019 which is expected to continue into 2020.
In 2018, Hasbro product lines were supported by the following theatrical releases: BLACK PANTHER in February, AVENGERS: INFINITY WAR in April and SPIDER-MAN: INTO THE SPIDER-VERSE in December. In addition, Hasbro’s products were supported by the May release of SOLO: A STAR WARS STORY.
Hasbro Gaming Hasbro continues to transform game play through our strong portfolio of Gaming Brands, digital integration, the mining of social media trends to garner consumer insights and capitalize on popular gaming themes, and the rapid introduction of innovative new gaming brands and play experiences. Hasbro Gaming includes brands such as CONNECT 4, DUNGEONS & DRAGONS, JENGA, THE GAME OF LIFE, OPERATION, SCRABBLE, TRIVIAL PURSUIT and TWISTER. In addition, Hasbro’s games portfolio also includes new social games brands as well as many other well-known game brands. To successfully execute our gaming strategy, we consider brands which may capitalize on existing trends while evolving our approach to gaming using consumer insights and offering gaming experiences relevant to consumer demand for face to face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games.
Emerging Brands Emerging Brands are those owned or controlled Hasbro brands which have not achieved Franchise Brand status, but many of which the Company believes have the potential to do so over time with investment and further development. Hasbro Emerging Brands include brands such as LITTLEST PET SHOP, EASY BAKE, FURREAL FRIENDS, PLAYSKOOL, SUPERSOAKER and most recently, the POWER RANGERS brand, which we purchased in 2018. The POWER RANGERS brand is currently supported by new television programming which began in 2019. The Emerging Brands portfolio also includes the LOST KITTIES brand as well as new brands currently being developed by the Company and other brands not captured in our other three categories. During 2020, Hasbro plans to sell products related to SNAKE EYES, the action adventure feature-length film based on the Emerging Brands GI JOE character SNAKE EYES. The film is being produced jointly by Allspark and Paramount Pictures and is expected to be released in October 2020.
In 2020, as a result of the eOne acquisition, Hasbro enhances its current brand portfolio offerings with the introduction of several brands that already have global appeal. Commencing in fiscal 2020, eOne brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM, will be reported in the Emerging Brands portfolio. The Film & TV revenues will be reported in a new brand portfolio, eOne Entertainment.
Going forward, Hasbro expects to benefit from the addition of an attractive set of new brands currently under development.

Segments
For periods presented in this Form 10-K, our three principal segments are U.S. and Canada, International and Entertainment, Licensing and Digital. The U.S. and Canada and International segments engage in the marketing and selling of various toy and game products described above. Our toy and game products are primarily developed by cross-functional teams, including members of our global development and marketing groups, to establish a cohesive brand direction and assist the segments in establishing certain local marketing programs. The costs of these groups are allocated to our principal segments. Our U.S. and Canada segment covers the United States and Canada while the International segment primarily includes Europe, the Asia Pacific region and Latin and South America. The Entertainment, Licensing and Digital segment conducts our movie, television and digital gaming entertainment operations, including the movie and television operations of Allspark Pictures, Allspark Animation and Boulder Studios and the digital gaming operations of our Wizards of the Coast business. In addition, the segment engages in the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties for digital gaming and consumer products. Our Global Operations segment is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments.
Commencing in fiscal 2020, following the completion of our acquisition of eOne, we expect to add a new reportable segment, which encompasses the operations of eOne.
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
International The International segment engages in the marketing and sale of our product categories to retailers and wholesalers in most countries in Europe, Latin and South America, and the Asia Pacific region and through distributors in those countries where we have no direct presence. As of December 29, 2019, we had offices in more than 35 countries contributing to sales in more than 120 countries.
In addition to growing brands, leveraging opportunistic product lines and driving our licensed business, we seek to grow our international business by continuing to strategically expand into emerging markets in Eastern Europe, Asia, Africa and Latin and South America. In 2019 we opened an office in Vietnam and in 2018, we opened an office in Japan. Emerging markets are an area of high priority for us as we believe they offer greater opportunities for revenue growth than developed markets. Key emerging markets include Russia, Brazil and the People’s Republic of China (“China”). Net revenues from emerging markets represented 13% of our total consolidated net revenues in 2019 while in 2018 and 2017, net revenues from emerging markets represented 14% of our total consolidated net revenues. In 2019, net revenues from emerging markets decreased 5% while in 2018, net revenues in emerging markets decreased 12% from 2017.
In 2019 and 2018, the strengthening of the U.S. dollar against many of the foreign currencies within the Company’s International segment had a negative impact on segment net revenues. The impact from foreign currency translation on International segment net revenues as compared to the prior year translation rates for 2019 and 2018 was ($76.5) million and ($41.7) million, respectively. Financial information with respect to foreign currency risk management is included in note 17 to our consolidated financial statements, which are included in Part II, Item 8 of this Form 10-K.
Entertainment, Licensing and Digital Our Entertainment, Licensing and Digital segment includes our consumer products licensing, digital gaming, television and movie entertainment operations.
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
Our digital gaming business seeks to promote our brands through the development of digital games based on Hasbro brands. In 2018, the Company launched the MAGIC: THE GATHERING ARENA online game and is also developing esports initiatives as well as a digital game around the DUNGEONS & DRAGONS brand.
Furthermore, in addition to digital game development, Hasbro also promotes brands through the out-licensing of our intellectual properties to partners who develop and offer digital games for play on mobile devices, personal computers, and video game consoles based on those brands. The Company has digital gaming relationships with

Electronic Arts Inc., Activision, Ubisoft, Scopely and others. We also license our brands to third parties engaged in other forms of gaming, including Scientific Games Corporation.
Although Hasbro closed Backflip, a mobile game development studio, during 2019, Hasbro remains committed to digital gaming as part of our long-term strategy and we continue to pursue opportunities to invest where we see growth potential. One such investment, as mentioned above, was the purchase of Tuque during the fourth quarter of 2019. Tuque is a digital game development studio based in Montreal, Canada that is developing digital games for Wizards of the Coast brands.
Major motion pictures and television programming based on our owned and controlled brands provide both immersive storytelling and the ability for our consumers to experience these properties in a different format, which we believe can result in increased product sales, royalty revenues, and overall brand awareness. To a lesser extent, we can also earn revenue from our participation in the financial results of motion pictures and related home entertainment releases and through the distribution of television programming. Revenue from toy and game product sales is a component of the U.S. and Canada and International segments, while royalty revenues, including revenues earned from movies and television programming, is included in the Entertainment, Licensing and Digital segment.
As we integrate eOne into our business, we expect to have further potential for revenue growth and expanded franchise economics with brand-driven animation and live action television and film entertainment driven by eOne.
Global Operations Our Global Operations segment sources production of our toy and game products. Through August 2015, the Company owned and operated manufacturing facilities in East Longmeadow, Massachusetts and Waterford, Ireland, which predominantly produced game products. These facilities were sold to Cartamundi NV (“Cartamundi”). Cartamundi continues to manufacture significant quantities of game products for us in their two facilities under a multi-year manufacturing agreement. Sourcing for our other production is done through unrelated third party manufacturers in various Far East countries, principally China, using a Hong Kong based wholly-owned subsidiary operation for quality control and order coordination purposes. Over time we are increasing the amount of product we source outside China, including in India and Vietnam. See “Manufacturing and Importing” below for more details concerning overseas manufacturing and sourcing.
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
Three of our four product categories, namely Franchise Brands, Partner Brands and Hasbro Gaming, generate approximately 10% or more of our net revenues. For more information, including the amount of net revenues attributable to each of our four product categories, see note 21 to our consolidated financial statements, which is included in Part II, Item 8 of this Form 10-K.
Working Capital Requirements
Our working capital needs are financed through cash generated from operations, primarily through the sale of toys and games and secondarily through our consumer products licensing and entertainment operations, and, when necessary, proceeds from short-term borrowings.
Our customer order patterns may vary from year to year largely due to fluctuations in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As such, a disproportionate volume of our net revenues is earned during the third and fourth quarters leading up to the retail industry’s holiday selling season, including Christmas. As a result, comparisons of unshipped orders on any date with those at the same date in the prior year are not necessarily indicative of our sales for that year. Moreover, quick response, or just-in-time, inventory management practices result in a significant proportion of orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are necessarily indicative of future sales. We expect that retailers will continue to follow this strategy. As such, our business generally earns more revenue in the second half of the year compared to the first half. In 2019 and 2018, the second half of the year accounted for approximately 64% of full year revenues with the third and fourth quarters in 2019 accounting for 33% and 31%, respectively, of full year net revenues and the third and fourth quarters in 2018 accounting for 34% and 30%, respectively, of full year net revenues.
Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year, prior to the peak fourth quarter retail selling season. Our accounts receivable increase during the third and fourth quarters as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year. During 2019, we primarily utilized cash from our operations, and, to a lesser extent, uncommitted lines of credit in certain international markets to meet our cash flow requirements. In addition to the uncommitted international lines of credit used in 2019, we also have available a $1.5 billion committed revolving credit agreement as well as a $1.0 billion commercial paper program (supported by the Revolving Credit Agreement) available to fund our working capital requirements.
As we integrate eOne into our business, our working capital requirements may change. Further, we expect that our entertainment business will be subject to seasonal variations based on the timing of film cinema releases, physical home entertainment, and television and digital content releases, which could impact our working capital needs.
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
In addition to the design and development work performed by our own staff, we deal with a number of independent toy and game designers, for whose designs and ideas we compete with other toy and game manufacturers. Rights to such designs and ideas, when acquired or licensed by us, are usually exclusive and the agreements require us to pay the designer a royalty on our net sales of the item. These designer royalty agreements may also provide for advance royalties and minimum guarantees.
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
Our entertainment offerings also require us to pay royalties and participations to those involved in the creation of the content. With the acquisition of eOne we expect these royalties and participations to become more significant.
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
During 2019, net revenues from our top five customers accounted for approximately 38% of our consolidated global net revenues, including our largest customers, Wal-Mart Stores, Inc., Target Corporation and Amazon.com, who represented 18%, 9% and 8%, respectively, of consolidated global net revenues. In the U.S. and Canada segment, approximately 59% of our net revenues were derived from our top three customers. The bankruptcy filing and subsequent liquidation of Toys“R”Us, had a significant negative impact on our sales and profitability in 2018. Prior to 2018, Toys“R”Us was Hasbro’s third largest U.S. customer and our second largest customer in Europe. In addition to lost sales, the Toys“R”Us liquidation in 2018 led to a significant amount of inventory sold at significant discount. We believe the bankruptcy of Toys“R”Us was partially a product of underlying changes in the industry including the rapid growth of on-line retail globally. In Europe, the bankruptcy of Toys“R”Us together with economic headwinds in a number of markets and the shifting retail environment magnified the negative impact to sales and profitability overall. These changes accelerated our efforts to diversify our retail mix in 2019 and we further prioritized a digital-first approach in order to become a more complete e-commerce partner. In 2020 and moving forward we plan to continue to focus on the ongoing evolution of our business to succeed in a digital-first, increasingly e-commerce driven world and to better position us for long-term success amidst the rapidly changing retail environment.
We advertise many of our toy and game products extensively on television and through digital marketing and advertising of our brands. Products are strategically cross-promoted by spotlighting specific products alongside related offerings in a manner that promotes the sale of not only the selected item, but also those complementary products. In addition to those advertising initiatives, Allspark Animation produces entertainment based primarily on our brands which appears on Discovery Family Channel and other major networks globally as well as on various other digital platforms, such as Netflix. In addition, Allspark Pictures and Allspark Animation produce both animated and live action theatrical releases based on our brands. As we integrate eOne, we expect that the creative talent at eOne will help activate and re-ignite our brands, including brands from our vault, by leading the creation of content based on our brands.
We introduce many of our new products to major customers within one to two years leading up to their year of retail introduction. We generally showcase certain new products in New York City at the time of the American International Toy Fair in February, as well as at other international toy shows, including in Hong Kong and Nuremburg, Germany. Our advertising expenditures are impacted by our product mix in any given year. Partner brands based on major motion picture releases generally require less advertising as a result of the promotional activities around the motion picture release. As such, advertising expenditures will be less as a percentage of sales in years where we have significant partner brand sales of products based on major motion picture releases.
In 2019, 2018 and 2017, we incurred $413.7 million, $439.9 million, and $501.8 million, respectively, in expense related to advertising and promotional programs.
Manufacturing and Importing
During 2019 the majority of our products were manufactured in third party facilities in the Far East, primarily China, as well as in two previously owned facilities located in East Longmeadow, Massachusetts and Waterford, Ireland. These facilities were owned by the Company through August 2015, at which point they were sold to Cartamundi, who continues to manufacture significant quantities of game products for us under a multi-year manufacturing agreement. We are continuing our efforts to diversify our global sourcing mix and decrease our dependence on Chinese manufacturing by increasing production of our products in other countries, including India and Vietnam. eOne products are currently managed and distributed through third party licensing agents. Over time, we plan to look for opportunities to in-source production, distribution and licensing of products relating to eOne's brands.
We believe that the manufacturing capacity of our third-party manufacturers, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2020 for our products. However, if we or our suppliers suffer prolonged manufacturing disruptions due to public health conditions, such as the coronavirus, manufacturing capacity of our third-party manufacturers as well as supply of components, accessories and our products may be adversely impacted. (See Part I, Item 1A. Risk Factors for further information.) Our reliance on designated external sources of manufacturing could be shifted, over a period of time, to alternative sources of supply for our products, should such changes be necessary or desirable. However, if we were to be prevented from obtaining products from a substantial number of our current Far East suppliers due to political, labor, public health concerns, such as the coronavirus, or other factors beyond our control, our operations and our ability to obtain products would be severely disrupted while alternative sources of product were secured and production shifted to those new sources. The imposition of trade sanctions, tariffs, border adjustment taxes or other measures by the United States or the European Union against a class of products imported by us from, or the loss of “normal trade relations” status with, China, or other countries where we manufacture significant numbers of products, or other factors which increase the cost of manufacturing in China, or other countries where we manufacture products, such as higher labor costs or an appreciation in the Chinese Yuan, could significantly disrupt our operations and/or significantly increase the cost of the products which are manufactured and imported into other markets and damage our sales and profitability.
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
Our entertainment business competes with other companies that produce and distribute films, television programs and other entertainment content. For example, the Discovery Family Channel, our cable television joint venture with Discovery Communications, Inc. in the U.S., competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees. Our programming distributed both domestically and internationally, and Allspark Animation’s and Allspark Pictures’ releases, compete with content from many other parties. eOne, as an independent distributor and producer, competes with major U.S. and international studios that release a large number of films annually and command a significant share of box office revenues and television airtime, as well as other independent film and television production or distribution companies. Many of the major U.S. studios are part of large, diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both in‑house distribution capability and varied sources of earnings that may allow them to better offset fluctuations in the financial performance of their film and television operations. Some of these competitors have substantially greater marketing and financial resources than we do and may be able to compete aggressively on pricing in order to increase box office revenues and television airtime. In addition, the resources of the major studios may give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The competition we face may cause us to lose market share, achieve lower prices for our productions or pay more for third‑party content, any of which could harm our business.
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
The changing trends in consumer preferences with respect to family entertainment and low barriers to entry as well as the emergence of new technologies continually creates new opportunities for existing competitors and start-ups to develop products that compete with our entertainment and toy and game offerings.
Employees
At December 29, 2019, we employed approximately 5,600 persons worldwide, approximately 2,500 of whom were located in the United States.
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
In addition to laws restricting the collection of information from children, our business is subject to other regulations, such as the General Data Protection Regulation which became effective in the European Union in May 2018, which restricts the collection, use, and retention of personal information. Failure to comply with any of those restrictions can subject us to severe liabilities.
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

Name	Age	Position and Office Held	Period Serving in Current Position
Brian D. Goldner(1)	56	Chairman of the Board and Chief Executive Officer	Since 2017
John A. Frascotti(2)	59	President and Chief Operating Officer	Since 2018
Darren Throop(3)	55	Chief Executive Officer, Entertainment One	Since 2020
Deborah M. Thomas(4)	56	Executive Vice President and Chief Financial Officer	Since 2013
Tom Courtney(5)	59	Executive Vice President, Chief Global Operations Officer	Since 2017
Michael Hogg(6)	65	Executive Vice President and Chief Commercial Officer	Since 2020
Dolph Johnson	61	Executive Vice President and Chief Human Resources Officer	Since 2012
Tarrant Sibley(7)	51	Executive Vice President, Chief Legal Officer and Secretary	Since 2019

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

(3) Mr. Throop was appointed an executive officer of Hasbro in February 2020. He has served as Chief Executive Officer of eOne since 2003.
(4) Prior thereto, Senior Vice President and Chief Financial Officer from 2009 to 2013.
(5) Prior thereto, Senior Vice President and General Manager, Global Operations, from 2012 to 2017.
(6) Prior thereto, Chief Operating Officer, Commercial Markets from 2018 to 2019; prior thereto, President, Hasbro North America from 2011 to 2018.
(7) Prior thereto, Senior Vice President, Chief Legal Officer and Secretary from 2018 to 2019 and Senior Vice President and Deputy General Counsel from 2010 to 2018.
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
In evaluating our business, the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission should be considered carefully. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, financial condition, cash flow or results of operations. This report contains forward-looking statements; please refer to the cautionary statements made under the heading "Special Note Regarding Forward-Looking Statements" for more information on the qualifications and limitations on forward-looking statements.
Risks Related to Our Business
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
We have made a strategic decision to focus on fewer, larger global brands with an emphasis on developing our franchise and key partner brands, which we view as having the largest global potential. As we concentrate our efforts on a more select group of brands, we believe we can gain additional leverage and enhance the consumer experience. But this focus also means that our future success depends disproportionately on our and our partners’ ability to successfully develop this select group of brands across our brand blueprint and to maintain and extend the reach and relevance of these brands to global consumers in a wide array of markets. This strategy has required us to acquire, build and develop competencies in new areas, including storytelling, digital content and consumer products. Acquiring, developing and growing these competencies has required significant effort, time and money, with no assurance of success.
Our franchise and partner brands account for the substantial majority of our revenues. If we are unable to successfully maintain and develop our franchise and key partner brands in the future, continue to drive their relevance to consumers and grow sales of products and storytelling experiences based on those brands, our revenues and profits will decline and our business performance will suffer. In addition to continuing to grow and develop our existing franchise brands, successfully executing our brand strategy requires us to successfully develop other brands, such as POWER RANGERS which was acquired in 2018, and PEPPA PIG, PJ MASKS and RICKY ZOOM, which were acquired as part of our acquisition of eOne as of December 30, 2019. We cannot guarantee that we will be able to do this successfully.
Consumer interests change rapidly, making it difficult to create storytelling experiences and to design and develop products and entertainment offerings which will be popular with children, families and audiences, or to maintain the popularity of successful products and brands.
The interests of children, families and audiences evolve extremely quickly and can change dramatically from year to year and by geography. To be successful, we must correctly anticipate the types of entertainment content, products and play patterns which will capture consumers’ interests and imagination, and quickly develop and introduce innovative products and engaging entertainment which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever-increasing utilization of technology and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever-changing and expanding pipeline of entertainment and consumer properties and products which compete for consumer interest and acceptance, create an environment in which some products and entertainment offerings can fail to achieve consumer acceptance, and other products and entertainment offerings can be popular during a certain period of time but then be rapidly replaced. As a result, entertainment products and properties often have short consumer life cycles.
Consumer acceptance of our or our partners’ entertainment offerings is also affected by outside factors, such as critical reviews, promotions, the quality and acceptance of films and television programs and content released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public tastes generally, all of which could change rapidly and most of which are beyond our control. There can be no assurance that films and television programs we produce or distribute will obtain favorable reviews or ratings, that films we distribute or produce will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library.

If we devote time and resources to developing and marketing entertainment and products that consumers do not accept or do not find interesting enough to buy in sufficient quantities to be profitable to us, our revenues and profits may decline and our business performance may be damaged. Similarly, if our product offerings and entertainment fail to correctly anticipate consumer interests, our revenues and earnings will be reduced.
The challenge of continuously developing and offering products and storytelling experiences that are sought after by children is compounded by the sophistication of today’s children and the increasing array of technology and entertainment offerings available to them.
Children are increasingly utilizing electronic offerings such as tablet devices and mobile phones and they are expanding their interests to a wider array of innovative, technology-driven entertainment products and digital and social media offerings at younger and younger ages. Our products compete with the offerings of consumer electronics companies, digital media and social media companies. To meet this challenge we, and our competitors, are investing in, designing and marketing products which incorporate more technology, seek to integrate digital and analog play, and aim to capitalize on new play patterns and increased consumption of digital and social media.
Costs associated with designing, developing and producing technologically advanced or sophisticated toy products tend to be higher than for many of our other more traditional products, such as board games and action figures. The ability to sell enough of these advanced products, at prices high enough to recoup our costs and make a profit, is constrained by heavy competition in consumer electronics and entertainment products and can be further constrained by difficult economic conditions. As a result, we can face increased risk of not achieving sales sufficient to recover our costs and we may lose money on the development and sale of these products. Additionally, designing, developing and producing technologically advanced or sophisticated products requires different competencies and follows different timelines than traditional toys and games. Delays in the design, development or production of these products incorporated into or associated with traditional toys and games could have a significant impact on our ability to successfully offer such products. In addition, the pace of change in product offerings and consumer tastes in the electronics and digital gaming areas is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter than traditional toys and games.
With the increasing array of technology and competitive entertainment offerings, we cannot guarantee that:

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

Technological development, including changes in entertainment delivery formats, drives frequent changes within the film and television industry and our failure to respond to or capitalize on these changes could harm our business.
The entertainment industry experiences frequent change driven by technological development, including developments with respect to the formats through which films, television programming and recorded music are delivered to consumers. With rapid technological changes and dramatically expanded digital content offerings, the scale and scope of these changes have accelerated in recent years. For example, consumers are increasingly accessing television and film content on streaming and digital content networks, such as Netflix and Amazon Prime Video, which has caused significant disruption to the retail distribution of films, television programming and recorded music. We may also lose opportunities to capitalize on changing market dynamics, technological innovations or consumer tastes if we do not adapt our content offerings or distribution capabilities in a timely manner. The overall effect that technological development and new digital distribution platforms have on the revenue and profits we derive from our entertainment content, and the additional costs associated with changing markets, media platforms and technologies, is unpredictable. If we fail to accurately assess and effectively respond to changes in technology and consumer behavior in the entertainment industry, our business may be harmed.
Engaging storytelling across media is an increasingly important factor for driving brand awareness and successfully building brands.
Entertainment media, in forms such as television, films, digital content and other media, have become increasingly important platforms for consumers to experience our brands and our partners’ brands and the success, or lack of success, of such media efforts can significantly impact the demand for our products and our financial performance. We spend considerable resources in designing and developing products in conjunction with planned media releases, both by our partners and our own media releases. Not only our efforts, but the efforts of third parties, such as licensors, film studios, content producers and distribution channels with whom we work, heavily impact the amount, content and timing of media development, release dates and the ultimate consumer interest in and success of these media efforts.
In 2019, for example, we developed and marketed significant product lines tied to the film releases by key partners of a number of properties, including DISNEY’S FROZEN II, MARVEL’S AVENGERS: ENDGAME, MARVEL’S CAPTAIN MARVEL, MARVEL’S SPIDER-MAN and STAR WARS: THE RISE OF SKYWALKER. Those films are developed and released by our partners and our partners control the content and schedule for such films. Other key partner product lines we offer, such as DISNEY PRINCESS, DISNEY'S DESCENDANTS and BEYBLADE, depend on television support by our partners for their successes.
Similarly, we are developing and marketing products for entertainment in which we play a more active role in developing or develop ourselves, such as TRANSFORMERS, POWER RANGERS and MY LITTLE PONY. In the future, we expect to have an even greater role in developing our own entertainment offerings for our brands, including those in our vault, through eOne’s expertise, experience and relationships in the entertainment industry, as we work together to unlock value in our brands. If films, television shows, or any other key entertainment content for which we develop and market products are not as successful as we and our partners anticipate, our revenues and earnings will fall.
The ultimate timing and success of such projects is critically dependent on the efforts and schedules of our licensors, studio, content, distribution and media partners. We do not fully control when or if any particular film projects will be greenlit, developed or released, and our licensors or media partners may change their plans with respect to projects and release dates or cancel development all together. This can make it difficult for us to get feature films developed, plan future entertainment slates and to successfully develop and market products in conjunction with future films and other media releases, given the lengthy lead times involved in product development and successful marketing efforts, and the fact that third party partners of ours may decide not to develop such entertainment.
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
Outbreaks of communicable infections or diseases, or other public health pandemics, such as the global coronavirus outbreak currently being experienced, in the markets in which we and our employees, consumers, customers, suppliers and manufacturers operate, could substantially harm our business.
Disease outbreaks and other public health conditions, such as the global outbreak of the coronavirus currently being experienced, in markets in which we, our employees, consumers, customers, suppliers and manufacturers operate, could have a significant negative impact on our revenues, profitability and business. The occurrence of these types of events can result, and in the case of the coronavirus has resulted in, disruptions and damage to our business, caused by both the negative impact to our ability to design, develop, manufacture and ship product (the supply side impact) and the negative impact on consumer purchasing behavior (the demand side impact).  The negative impact to supply can be driven by: manufacturing and other work stoppages, factory and other business closings, slowdowns or delays, including in China where a substantial portion of our manufacturing occurs; restrictions and limitations placed on workers and factories, including quarantines and other limitations on the ability to travel and return to work; and shortages or delays in production or shipment of products or raw materials. The negative impact to demand can be caused by delays in or reduced purchases from customers and consumers who may not be able to leave home or otherwise shop in a normal manner, and may have lower discretionary income due to reduced or limited work. While we have developed and continue to develop plans to help mitigate the negative impact of the coronavirus to our business, the efforts will not completely prevent our business from being adversely affected, and the longer the outbreak impacts supply and demand the more negative the impact it will have on our business, revenues and earnings, and the more limited our ability will be to try and make up for delayed or lost product development, production and sales.  The coronavirus outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations.  If our business experiences prolonged occurrence of adverse public health conditions, such as the coronavirus, we believe our business could be substantially harmed.

We depend on third party relationships with studios, content producers and distribution channels to develop and distribute entertainment content and those relationships are critical to our operations.
Under our relationship with Paramount, and now through our ownership of eOne, we are playing a more significant role in the production and financing of films based on our properties. This has the advantage of giving us more input as to what and when properties are developed into films, and can allow us to earn a greater return from successful films, but it also increases the money we directly spend on film production and puts that investment at risk. If our films are not as successful as we anticipate they will be, or if we are not able to produce and distribute films according to the schedule we have planned, due to creative or other difficulties or delays, our financial performance will be negatively impacted.
Additionally, eOne obtains distribution rights for films from third‑party content producers and produce television programs sold through a number of distribution channels. Our financial performance may be adversely affected by our relationships with these content producers and distribution channels. Some of these content producers are affiliates of major studios that have their own distribution capability in the markets in which we operate, and some of these distribution channels produce their own content or are affiliated with other content producers. These content producers and distribution channels may decide, or be required by their respective parent companies, to use their intra‑company distribution or content production capabilities rather than contracting with us for distribution or content production. Our business may be harmed if the content producers and distribution channels with which we work stop licensing content to us, or purchasing content from us, on favorable terms or at all and we are unable to establish new relationships to ensure the acquisition and sale of content in a timely and efficient manner.
The play and entertainment industry and consumer products industry are highly competitive and the barriers to entry are low. If we are unable to compete effectively with existing or new competitors or with our retailers’ private label toy products, our revenues, market share and profitability could decline.
The play and entertainment industry and the consumer products industry are, and will continue to be, highly competitive. We compete in the U.S. and internationally with a wide array of large and small manufacturers, marketers, and sellers of analog toys and games, digital gaming products, digital media, products which combine analog and digital play, and other entertainment and consumer products, as well as with retailers who offer such products under their own private labels. In addition, we compete with other companies who are focused on building their brands across multiple product and consumer categories. Across our business, we face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking ideas which will appeal to consumers, and introducing new products that compete with our products for consumer acceptance and purchase. In 2018, for example, our NERF branded products faced significantly increased competition from both newer entrants into the blaster space, as well as from private label offerings from major retailers. A number of these competitors sought to gain market share by offering products with less innovation than our products at price points below our products, particularly by offering blasters in the under $20 retail price range.
In addition to existing competitors, the barriers to entry for new participants in the children’s and family entertainment industry and in the consumer products industry are low, and the increasing importance of digital media and the heightened connection between digital media and consumer interest, has further increased the ability for new participants to enter our markets, and has broadened the array of companies we compete with. New participants with a popular product idea or entertainment property can gain access to consumers and become a significant source of competition for our products in a very short period of time. These existing and new competitors may be able to respond more rapidly than us to changes in consumer preferences. Our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products, lower our revenues and lower our profitability.
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
We face competition from major film studios and television production companies as well as other independent distributors and independent content producers.
Our entertainment business competes with other companies that produce and distribute films and television programs. For example, the Discovery Family Channel, our cable television joint venture with Discovery Communications, Inc. in the U.S., competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees. Our programming distributed both domestically and internationally, and Allspark Animation’s and Allspark Pictures’ releases, compete with content from many other parties. Entertainment One, as an independent distributor and producer, competes with major U.S. and international studios, that release a large number of films annually and command a significant share of box office revenues and television airtime, as well as other independent film and television production or distribution companies.
Many of the major U.S. studios are part of large, diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both in‑house distribution capability and varied sources of earnings that may allow them to better offset fluctuations in the financial performance of their film and television operations. Some of these competitors have substantially greater marketing and financial resources than we do and may be able to compete aggressively on pricing in order to increase box office revenues and television airtime. In addition, the resources of the major studios may give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The competition we face may cause us to lose market share, achieve lower prices for our productions or pay more for third‑party content, any of which could harm our business.
We cannot guarantee that our entertainment business will be successful. Lack of consumer interest in and acceptance of content developed by our entertainment business, and products related to that content, could significantly harm our business.
An inability to develop and introduce planned products, product lines and new brands in a timely and cost-effective manner may damage our business.
In developing products, product lines and new brands we have anticipated dates for the associated product and brand introductions. When we state that we will introduce, or anticipate introducing, a particular product, product line or brand at a certain time in the future those expectations are based on completing the associated development, implementation, and marketing work in accordance with our currently anticipated development schedule. We cannot guarantee that we will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ compressed shipping schedules and the seasonality of our business. Further, ecommerce and omni-channel is growing significantly and accounting for a higher portion of the ultimate sales of our products to consumers. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. The risk is also exacerbated by the increasing sophistication of many of the products we are designing, and brands we are developing in terms of combining digital and analog technologies, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.
Our success depends on our ongoing ability to successfully evolve our capabilities and business to meet the challenges of a changing retail landscape and to successfully develop new and expanded aspects of our business.
Our success depends on our ability to continue evolving and transforming our business to address a changing global consumer landscape and retail environment, one in which online shopping accounts for an increasing percentage of total sales to consumers, digital first marketing is critical to garner and develop consumer interest, ecommerce focused companies like Amazon.com, Inc. are now among our largest customers, traditional brick and mortar retailers face challenges to their businesses from the disintermediation caused by the expanding prevalence of online shopping, and the presence of specialty toy retailers has been significantly reduced in many of our markets due to bankruptcies, such as that of Toys“R”Us, potentially reducing, at least in the shorter term, physical shelf space available to offer family entertainment properties. These market conditions require that we drive a digital-first orientation throughout our Company, adapt the way we produce and distribute our products to meet the needs of ecommerce retailers, and continue developing alternate retail channels to reach our consumers and recapture shelf space lost by specialty retailers.
In addition to successfully driving our business in a changing retail landscape, our future success depends on developing new and expanded areas of our business. Through our acquisition of eOne, we have made significant investments in our business that we believe can accelerate our brand blueprint strategy. We have added global preschool brands, new storytelling capabilities, veteran leadership and expertise in television and film, which we believe can build and strengthen our brands and improve our franchise economics. Another area we have invested considerable time and resources is our initiative to drive our DUNGEONS & DRAGONS brand through development of digital gaming as well as our MAGIC: THE GATHERING brand through digital gaming and esports through our MAGIC: THE GATHERING ARENA online game and our MAGIC: THE GATHERING esports initiative. To grow our business through these and other initiatives we require different skills, investments and business strategies than more traditional areas of our business and our ability to successfully and profitably develop and deploy those skills and strategies, and drive those businesses, will be a major factor in achieving future success for our Company. Failure to execute on our initiatives could harm our business.
Our substantial business, sales and manufacturing operations outside the U.S. subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the U.S. We expect net revenues from our International segment to continue accounting for a significant portion of our revenues. In fact, over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets, such as Eastern Europe, Latin America, Africa and Asia. Additionally, we utilize third-party manufacturers primarily located in the Far East to produce most of our products. These international operations, including operations in emerging markets, have unique consumer preferences and business climates, present additional challenges and are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:

•	Currency conversion risks and currency fluctuations;

•	The imposition of tariffs, quotas, border adjustment taxes or other protectionist measures;

•	Potential challenges to our transfer pricing determinations and other aspects of our cross border transactions, which can materially increase our taxes and other costs of doing business;

•	Political instability, civil unrest and economic instability;

•	Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement;

•	Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the U.S.;

•	Natural disasters and the greater difficulty and cost in recovering therefrom;

•	Transportation delays and interruptions;

•	Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;

•	Increased investment and operational complexity to make our products compatible with systems in various countries and compliant with local laws; and

•	Changes in international labor costs and other costs of doing business internationally.
Tariffs increase the costs of our products and can lower sales. The current tariff environment, particularly the imposition or threat of tariffs on products manufactured in China for import into the U.S., has negatively impacted our business and may continue to negatively impact our business, sales and profitability. The threat and imposition of tariffs have resulted in the elimination of some direct import orders, where customers take ownership of products near the source of supply and import the product themselves into the U.S., in favor of shifting to domestic orders, which requires us to ship the products to the U.S., and import and warehouse the products prior to delivery to the customer. This shift to domestic orders raises the cost to us, can result in delays in the time of a sale, and may result in the potential loss of some orders entirely due to the lack of timely supply or other delays. We cannot assure you that we will be able to successfully implement actions to lessen the impact of tariffs imposed on our products, including any changes to our supply chain, logistics capabilities, sales policies or pricing of our products.
Because of the importance of international sales, sourcing and manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our increasing global business and operating in an environment with more tariffs.

Changes in foreign currency exchange rates can significantly impact our reported financial performance.
Our global operations mean we produce and buy products, and sell products, in many different jurisdictions with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. As an example, if the dollar appreciates 10% relative to a local currency for an international market in which we had $200 million of net revenues, the dollar value of those sales, as they are translated into U.S. dollars, would decrease by $20 million in our consolidated financial results. As such, we would recognize a $20 million decrease in our net revenues, even if the actual level of sales in the foreign market had not changed. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. Depreciation in key currencies may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.
Global and regional economic downturns that negatively impact the retail and credit markets, or that otherwise damage the financial health of our retail customers and consumers, or other factors negatively impacting retail sales, can harm our business and financial performance.
We design, manufacture and market a wide variety of entertainment and consumer products worldwide through sales to our retail customers and directly to consumers. Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, or disruptions in credit markets, in the U.S. and in other markets in which our products are marketed and sold can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products. This in turn can reduce our revenues and harm our financial performance and profitability.
In addition to experiencing potentially lower revenues from our products during times of economic difficulty, in an effort to maintain sales during such times we may need to reduce the price of our products, increase our promotional spending and/or sales allowances, or take other steps to encourage retailer and consumer purchase of our products. Those steps may lower our net revenues or increase our costs, thereby decreasing our operating margins and lowering our profitability. These challenges can be exacerbated if our customers accumulate excess retail inventories over time due to their purchases of our products exceeding sales of those products to ultimate consumers. It can then take us significant time, working with our retailers, to reduce those excess retail inventories, and, in the interim, our sales of new products can be negatively impacted.
Other economic and public health conditions in the markets in which we and our employees, consumers, customers, suppliers and manufacturers operate, including rising commodity and fuel prices, higher labor costs, increased transportation costs, outbreaks of public health pandemics or other diseases or third party conduct could negatively impact our ability to produce and ship our products, and lower our revenues, margins and profitability.
Various economic and public health conditions, such as the coronavirus as described above, in the markets we, our employees, consumers, customers, suppliers and manufacturers operate, could have a significant negative impact on our revenues, profitability and business. The occurrence of these types of events can result, and in the case of the coronavirus has resulted in, manufacturing and other work stoppages, slowdowns and delays; shortages or delays in production or shipment of products or raw materials; delays or reduced purchases from customers and consumers; and other factors that cause increases in costs or delay in revenues. Prolonged occurrences of adverse health conditions could harm our business.
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
Other conditions, such as the unavailability of sufficient quantities of electrical components, may impede our ability to manufacture, source and ship new and continuing products on a timely basis. Additional factors outside of our control could further delay our products or increase the cost we pay to produce such products. For example, work stoppages, slowdowns or strikes, an outbreak of a severe public health pandemic, such as the coronavirus, a natural disaster or the occurrence or threat of wars or other conflicts, all could impact our ability to manufacture or deliver product. Any of these factors could result in product delays, increased costs and/or lost sales for our products.
The United Kingdom’s withdrawal from the European Union, commonly referred to as Brexit, may have an adverse effect on our operations.
On January 31, 2020, the United Kingdom ("UK") formally withdrew from the European Union ("EU"), entering a transitional period which is currently expected to end on December 31, 2020. During this transitional period, EU law will continue to apply in the UK while providing time for the UK and EU to negotiate the details of their future relationship. If at the end of the transitional period, the UK leaves the European Union with no agreement, it may result in increased costs of goods imported into and exported from the UK and may decrease the profitability of our UK and other operations. We continue to closely monitor the negotiations and the impact to foreign currency markets, however we cannot predict the direction of Brexit-related developments or the impact of those developments on our European and eOne operations and the economies of the markets in which they operate.
Our business depends, in large part, on the success of our key partner brands and on our ability to maintain, renew and extend solid relationships with our key partners.
As part of our strategy, in addition to developing and marketing products based on properties we own or control, we also seek to obtain licenses enabling us to develop and market products based on popular entertainment properties owned by third parties.
We currently have in-licenses to several successful entertainment properties, including MARVEL and STAR WARS, DISNEY PRINCESS and DISNEY FROZEN, BEYBLADE and DREAMWORKS’ TROLLS. Our agreements relating to MARVEL and STAR WARS were extended in February 2020. These licenses typically have multi-year terms and provide us with the right to market and sell designated classes of products. In recent years, our sales of products under the MARVEL, STAR WARS and BEYBLADE licenses have been highly significant to our business.  If we fail to meet our contractual commitments and/or any of these licenses were to terminate and not be maintained, renewed or extended, or the popularity of any of these licensed properties was to significantly decline, our business would be damaged and we would need to successfully develop and market other products to replace the products previously offered under license.
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
The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which, in turn, would harm our results of operations.

Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or missing business opportunities for new licenses. Additionally, as a licensee of entertainment-based properties, we cannot guarantee that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.
We anticipate that the shorter theatrical duration for movie releases may make it increasingly difficult for us to profitably sell licensed products based on entertainment properties and may lead our customers to reduce their demand for these products in order to minimize their inventory risk. Furthermore, we cannot assure you that a successful brand will continue to be successful or maintain a high level of sales in the future, as new entertainment properties and competitive products are continually being introduced to the market. In the event that we are not able to acquire, maintain, renew or extend successful entertainment licenses on advantageous terms, our revenues and profits may be harmed.
We have long‑term output licensing agreements for the acquisition of content and these agreements may not be renewed on favorable terms or at all.
Through the acquisition of eOne in 2020, we have long‑term agreements to acquire and distribute content. These agreements require us to pay for films released by the relevant studio at rates typically calculated by reference to the film’s budget (subject to maximum amounts payable per film and a cap on the maximum number of films that can be delivered to us each year). In addition, we have entered into long term contracts for the acquisition of certain of our television programs.
As these contracts expire, we may choose to renew, renegotiate or terminate them; equally, these arrangements are terminable by the counterparty under certain circumstances (including unremedied material breach). If we are unable to renew or replace them on acceptable terms, we may not be able to replace this content with single film acquisitions. Even if these contracts are renewed or replaced, the terms on which we acquire content may be less favorable than the terms of our current agreements and the financial success or quantity of films and television programs we acquire through these long‑term contracts may decrease. There can also be no assurance that revenues based on these long‑term contracts will exceed the costs of acquiring the films or television programs.
Our business is seasonal and therefore our quarterly and annual operating results may fluctuate. This seasonality is exacerbated by retailers’ quick response or just in time inventory management techniques.
Sales of our toys, games and other family entertainment products at retail are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. This seasonality has increased over time, as retailers become more and more efficient in their control of inventory levels through quick response or just in time inventory management techniques, including the use of automated inventory replenishment programs. Further, ecommerce is growing significantly and accounting for a higher portion of the ultimate sales of our products to consumers. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. As a result, customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. For toys, games and other family entertainment products which we produce, a majority of retail sales for the entire year generally occurs in the fourth quarter, close to the holiday season. As a consequence, the majority of our sales to our customers occurs in the period from September through December, as our customers do not want to maintain large on-hand inventories throughout the year ahead of consumer demand. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier. This can also result in our losing significant revenues and earnings if our supply chain is unable to supply product to our customers when they want it. Tariffs can exacerbate this negative impact by causing retailers to shift from direct import to domestic orders, further pressuring our supply chain as we experienced in 2019.
The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in under producing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations.
Our entertainment business is also subject to seasonal variations based on the timing of film cinema releases, physical home entertainment, and television and digital content releases. Release dates are determined by several factors, including the timing of holiday periods, the U.S. release date of the film and competition in the market.
As a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a natural disaster, a terrorist attack or economic shock that harms the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods, particularly from the Far East, during the critical months leading up to the holiday shopping season.
The concentration of our retail customer base means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.
We depend upon a relatively small retail customer base to sell the majority of our products. For example, for the fiscal year ended December 29, 2019, Wal-Mart Stores, Inc., Target Corporation and Amazon.com accounted for approximately 18%, 9% and 8%, respectively, of our consolidated net revenues and our five largest customers in the aggregate accounted for approximately 38% of our consolidated net revenues. In the U.S. and Canada segment, approximately 59% of the net revenues of the segment were derived from our top three customers. If one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, it could significantly harm our sales, profitability and financial condition.
As an example of this, the bankruptcy filing by Toys“R”Us in the U.S. and Canada in September 2017, and in the United Kingdom in early 2018, and the subsequent liquidations of the Toys“R”Us business in many markets globally during 2018, as well as the inability of Toys“R”Us to pay certain outstanding receivables, significantly reduced our sales and profitability in the fourth quarter of 2017 and throughout 2018. The liquidation of millions of units of retail inventory held by Toys“R”Us into the market at closeout prices had a more substantial negative impact to sales of new products by us in 2018 than we, and industry experts, had initially expected in early 2018.
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
All of our products are manufactured by third-party manufacturers, the majority of which are located in China. Should changes be necessary, our external sources of manufacturing can be shifted, over a significant period of time, to alternative sources of supply. If we were prevented or delayed in obtaining products or components for a material portion of our product line due to political, civil, labor or other factors beyond our control, including natural disasters, adverse health conditions or pandemics, our operations may be substantially disrupted, potentially for a significant period of time. This delay could significantly reduce our revenues and profitability and harm our business while alternative sources of supply are secured.
Given that our toy manufacturing is conducted by third-party manufacturers, the majority of whom are located in China, health conditions, such as the coronavirus, and other factors affecting social and economic activity in China and affecting the movement of people and products into and from China to our major markets, including North America and Europe, as well as increases in the costs of labor and other costs of doing business in China, could have a significant negative impact on our operations, revenues and earnings.

Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortages and increases in labor costs in China as well as difficulties in moving products manufactured in China out of Asia and through the ports in North America and Europe, whether due to port congestion, labor disputes, slow-downs, product regulations and/or inspections or other factors. Prolonged disputes or slowdowns at west coast ports can negatively impact both the time and cost of transporting goods into the U.S. Natural disasters or health pandemics impacting China can also have a significant negative impact on our business.
Further, the imposition of tariffs, border adjustment taxes, trade sanctions or other regulations or economic penalties by the U.S. or the European Union against products imported by us from China or other foreign countries, or the loss of “normal trade relations” status with China or other foreign countries in which we operate, could significantly increase our cost of products imported into the U.S. or Europe, shift more orders to domestic sales, put additional shipping and warehousing burdens on us, delay the time of our sales to retailers, result in some lost sales, and otherwise harm our business. Additionally, the suspension of the operations of a third-party manufacturer by government inspectors in China or another market in which we source products could result in delays to us in obtaining product and may harm sales.
We have been working over the last several years to reduce our reliance on manufacturing in China, such as by moving production of certain products to facilities in other countries like India, Vietnam and Mexico, as well as by increasing production of our products in other markets, including in the U.S. We plan to continue those efforts in future years, but cannot guarantee we will be as successful in these efforts as we plan. Furthermore, many of these newer production facilities, such as in India and Vietnam, raise other risks in that we are working with vendors who have not been manufacturing products like ours for as long as historical vendors in China. That means these new vendors must successfully develop the capability to manufacture our products to the quality and safety standards we require and within the tight timeframe required by our customers.
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
Our officers and employees are at the heart of all of our efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring and retaining our senior management team and our many other skilled officers and employees around the world. In the entertainment industry, experienced personnel and top creative talent are in high demand and competition for their talents is intense. The impact of failing to retain key employees can be high due to loss of key knowledge and relationships, loss of creative talent, lost productivity, hiring and training costs, all of which could result in lower profitability. We cannot guarantee that we will be able to recruit, hire or retain the senior management, officers and employees we need to succeed.
Recently we have experienced significant changes in our workforce due to our acquisition of eOne, as well as our restructuring efforts and the recruitment and hiring of new skill sets required for our changing global business.  The changes in our employee composition, both in terms of global distribution and in skill sets, have required changes in our business. Our loss of key management or other employees, or our inability to hire talented people with the skill sets we need for our changing business, could significantly harm our business.

To remain competitive we must continuously develop new skills and work to increase efficiency and reduce costs, but we cannot guarantee we will be successful in this regard.
Our business is extremely competitive, the pace of change in our industry is getting faster and our competitors are always working to be more efficient and profitable. To compete, we must continuously improve our processes, increase efficiency and work to reduce our expenses. We intend to achieve this partly by focusing on a select number of global brand initiatives and through process improvements, including in global product development. However, we cannot guarantee we will achieve our cost savings and efficiency enhancing goals and we may realize fewer benefits than are expected from these initiatives.
In response to the continuing evolution of the global consumer landscape, shopping behaviors and the retail environment, in recent years, we have taken certain actions as part of our ongoing efforts to transform and reimagine our business, to strengthen our connections with audiences and consumers, and enhance our ability to continue bringing meaningful brand experiences to life. These actions included a commercial reorganization as well as adding new capabilities based on our understanding of changing consumer behaviors and how our retailers are going to market, while also changing many of the ways we organize across our brand blueprint. The actions also included headcount reductions aimed at right-sizing our cost-structure. We cannot guarantee that our restructuring actions will deliver the cost-reductions we estimate or that our ongoing efforts to evolve our business will be as successful as we plan.
Our business is critically dependent on our intellectual property rights and we may not be able to protect such rights successfully.
Our intellectual property, including our trademarks and tradenames, copyrights, patents, and rights under our license agreements and other agreements that establish our intellectual property rights and maintain the confidentiality of our intellectual property, is of critical value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands in the U.S. and around the world. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property in the U.S. and around the world. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights, including the possibility of unauthorized third parties copying and distributing our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Similarly, third parties may claim ownership over certain aspects of our products, productions or other intellectual property. Our failure to successfully protect our intellectual property rights could significantly harm our business and competitive position.
We have a material amount of acquired product rights which, if impaired, would result in a reduction of our net earnings.
Much of our intellectual property has been internally developed and has no carrying value on our consolidated balance sheets. Declines in the profitability of acquired brands or licensed products or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in our net earnings caused by impairment charges could harm our financial results.
We may incur impairments and write‑offs if the films and television programs we acquire and produce do not perform well enough to recoup our acquisition, production, marketing and distribution costs.
We incur significant costs to acquire, produce and distribute content. Most agreements to acquire content for distribution require minimum guarantees against royalties. The minimum guarantees are derived from our estimate of net revenues that will be realized from our distribution of the title in the relevant markets, and actual results may differ from those estimates. If sales do not meet our original estimates, we may: (i) not recognize the expected gross margin or net profit; (ii) not recoup our minimum guarantees or distribution expenses; (iii) record accelerated amortization and/or fair value write‑downs of minimum guarantees paid; or (iv) not recoup the additional funds and expenses invested to market films that we have produced or acquired.
With respect to content we produce, we are required to amortize capitalized production costs based on estimated ultimate revenue as we recognize revenues from the associated films or television productions. Unamortized production costs are evaluated for impairment each reporting period on a project‑by‑project basis. If estimated remaining revenue is not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value. In any given quarter, if we lower our previous forecast with respect to total anticipated revenue from any individual film or other project, we may be required to accelerate amortization or record impairment charges with respect to the unamortized costs, even if we have previously recorded impairment charges for such film or other project. Such impairment and accelerated amortization charges and write‑offs could harm our financial results.
Similarly, our business could be harmed by greater-than-expected costs, or unexpected delays or difficulties, associated with our investment in Discovery Family Channel, such as difficulties in increasing subscribers to the network or in building advertising revenues for Discovery Family Channel. If the Discovery Family Channel is not successful our investments may become impaired, which could result in a write-down through net earnings.
We incurred significant indebtedness in connection with our acquisition of eOne. As a result it may be more difficult for us to pay or refinance our debt or take other actions, and we may need to divert cash to fund debt service payments.
We incurred significant indebtedness to finance our acquisition of eOne. The increase in our debt service obligations resulting from additional indebtedness could have a material adverse effect on the results of operations, financial condition and prospects of the combined company.
In particular, our increased indebtedness could:

•
make it more difficult and/or costly for us to pay or refinance our debts as they become due, particularly during adverse economic and industry conditions, because a decrease in revenues or increase in costs could cause cash flow from operations to be insufficient to make scheduled debt service payments;

•
require a substantial portion of our available cash to be used for debt service payments, thereby reducing the availability of our cash to fund working capital, capital expenditures, development projects, acquisitions or other strategic opportunities, dividend payments, share repurchases and other general corporate purposes, which could harm our prospects for growth and the market price of the notes and other debt securities, among other things;

•
result in downgrades in the credit ratings on our indebtedness, which could limit our ability to borrow additional funds on favorable terms or at all (including in order to refinance our other debt), increase the interest rates under our credit facilities (including the Hasbro term loan facility) and under any new indebtedness we may incur, and reduce the trading prices of our outstanding debt securities and common stock;

•	make it more difficult for us to raise capital to fund working capital, make capital expenditures, pay dividends, pursue strategic initiatives or for other purposes;

•	result in higher interest expense, which could be further increased in case of current or future borrowings subject to variable rates of interest;

•
require that materially adverse terms, conditions or covenants be placed on us under our debt instruments, which could include, for example, limitations on additional borrowings or limitations on our ability to create liens, pay dividends, repurchase our common stock or make investments, any of which could hinder our access to capital markets or our flexibility in the conduct of our business and make us more vulnerable to economic downturns and adverse competitive industry conditions; and

•	jeopardize our ability to pay our indebtedness if we were to experience a severe downturn in our business.
We have relied on external financing, including our credit facility, to help fund our operations. If we were unable to obtain or service such financing, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.
Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we may rely on our commercial paper program, revolving credit facility and our other credit facilities for working capital. We currently have a commercial paper program which, subject to market conditions, and availability under our committed revolving credit facility, allows us to issue up to $1,000.0 million in aggregate amount of commercial paper outstanding from time to time as a source of working capital funding and liquidity. We cannot guarantee that we will be able to issue commercial paper on favorable terms, or at all, at any given point in time.
We also have a revolving credit agreement which provides for a $1,500.0 million committed revolving credit facility, effective upon completion of the acquisition of eOne on December 30, 2019. This facility is a further source of working capital funding and liquidity and supports borrowings under our commercial paper program. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions as well as our financial, operating and strategic flexibility. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would require supplementary borrowings to enable us to continue to fund our operations.
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
If we are unable to generate sufficient available cash flow to service our outstanding debt we would need to refinance our outstanding debt or face default. We cannot guarantee that we would be able to refinance debt on favorable terms, or at all.
The production of films and television programs require a substantial investment of capital and utilizes production financing to invest in productions.
With the acquisition of eOne we expect to continue to use production financing to finance certain of our productions, which eOne has historically been able to obtain on commercially reasonable terms. In the event that we are unable to provide eOne with appropriate financing or if third party production financing becomes unavailable, for example, if finance providers become unwilling or unable (due to creditors’ own constraints and ability to lend) to provide production financing on reasonable commercial terms or at all, we may not have sufficient alternative funding sources available to finance a particular production. In this case, we may not be able to produce the films and television programs we aim to do as part of our business plan and strategy which could harm our business.
Following our acquisition of eOne, the distribution of Canadian certified content is an important part of our business, and we benefit from funding from the Canadian government.
eOne's Canadian business utilizes certain government incentive programs and tax credits in Canada to finance a portion of its production budgets. If these incentive programs or tax credits were to be reduced, amended or eliminated, or if eOne no longer qualified for these programs or tax credits, our and eOne’s business, financial condition, operating results or prospects could be materially and adversely affected.
The loss of Canadian status of Entertainment One Canada Ltd. could result in the loss of licenses, incentives and tax credits.
Through our acquisition of eOne, we indirectly acquired all of the non-voting equity shares and preferred shares in Entertainment One Canada Ltd. (“EOCL”) and (b) 25% of the voting shares in EOCL. The remaining 75% of the voting shares in EOCL are held by independent shareholders, who are not controlled by us. EOCL is able to benefit from a number of licenses, incentive programs and Canadian government tax credits as a result of it being “Canadian” as defined in the Investment Canada Act. As part of our acquisition of eOne, we have taken measures to ensure that EOCL’s Canadian status is maintained. There can be no assurance, however, that we will be able to maintain EOCL's Canadian status. The loss of EOCL’s Canadian status could have a material adverse effect on our business, financial condition, operating results or prospects, including the possible loss of future incentive programs and clawback of funding previously provided to EOCL.

As a manufacturer of consumer products and a large multinational corporation, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.
As a manufacturer of consumer products, we are subject to significant government regulations, including, in the U.S., under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. In addition, advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children under the age of 13 is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. The collection of personally identifiable information from anyone, including adults, is under increasing regulation in many markets, and in May 2018, the General Data Protection Regulation became effective in the European Union. While we take all the steps we believe are necessary to comply with these acts and regulations, we cannot assure you that we will be in compliance and failure to comply with these requirements could result in fines, liabilities or sanctions which could have a significant negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.
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
Our business also involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.
As a distributor and producer of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition, operating results or prospects.
Our entertainment business could be adversely affected by strikes or other union job actions.
Our entertainment business is directly or indirectly dependent upon highly specialized union members who are essential to the production of films and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of films or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new films and television programs, which could have a material adverse effect on our business, results of operations and financial condition.
We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.
Acquisitions and investments have been a component of our growth and the development of our business, and that is likely to continue in the future. Acquisitions can broaden and diversify our brand holdings and product offerings, and allow us to build additional capabilities and competencies around our brand blueprint. In reviewing potential acquisitions or investments, we target brands, assets or companies that we believe offer attractive entertainment products or offerings, the ability for us to leverage our entertainment offerings, opportunities to drive our strategic brand blueprint and associated competencies, or other synergies.
We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or to grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. We cannot guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business. For additional risks relating to our acquisition of eOne, see “Risks Related to Our Business Following the Acquisition of eOne.”
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
We are subject to income taxes in the U.S. and in various international tax jurisdictions. We also conduct business activities between our operating units in various jurisdictions and we are subject to transfer pricing rules in the countries in which we operate. There is some degree of uncertainty and subjectivity in complying with transfer pricing rules. Our effective tax rate could be impacted by changes in, or the interpretation of, tax laws or by changes in the amount of revenue and earnings we derive, or are determined to derive by tax authorities, from jurisdictions with differing tax rates.
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
Goodwill is the amount by which the cost of an acquisition exceeds the fair value of the net assets we acquire. Goodwill is not amortized and is required to be evaluated for impairment at least annually. Declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations. For example, during the fourth quarter of 2018, the Company took a number of actions to react to a rapidly changing mobile gaming industry that resulted in changes to the long-term projections for the Backflip business which led the Company to conclude the goodwill associated with the Backflip reporting unit was impaired which led to an impairment charge for the year ended December 30, 2018.
Risks Related to Our Business Following the Consummation of the Acquisition of eOne
We may not realize the anticipated financial benefits of the acquisition of eOne.
While we expect the acquisition of eOne to result in significant synergies and to be accretive to earnings per share (on an adjusted earnings basis that is not calculated in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”), this expectation is based on estimates and assumptions about, among other things, our and eOne’s business, the amount of revenues and savings that can be generated from moving a significant portion of eOne’s family brand licensing business in-house, our ability to enhance the profitability of eOne’s licensing and merchandising activities, the ability of the combined company to employ its enhanced capabilities in television, film and music to grow the overall business and successfully develop and drive branded entertainment, including entertainment based on our brands, and the ability of the combined company to successfully ideate and develop future intellectual property and brand extensions. These estimates and assumptions may be inaccurate and may change materially over time, reducing or eliminating the anticipated financial benefits of the acquisition. Further, this expectation is also based on the assumption that we are able to successfully integrate eOne’s business and operations with our business and operations and that we are able to effectively manage our expanded operations following the acquisition.
We may be unable to successfully integrate our and eOne’s businesses in order to realize the anticipated benefits of the acquisition within the intended timeframe or at all, and our acquisition of eOne will expose us to risks related to eOne’s business.
If we are unable to successfully integrate eOne’s business and operations with our business and operations, we may be unable to realize the anticipated benefits of the acquisition in the timeframe that we expect or at all. Any integration issues we face could also have an adverse effect on the combined company for an undetermined period after completion of the acquisition, including by adversely affecting our relationships with customers, consumers, suppliers, employees or other constituencies, any of which could adversely affect our business and financial results.

Difficulties we may encounter as part of the integration process or otherwise after the consummation of the acquisition include the following:

•	the ability to successfully apply capabilities and expertise in certain areas of the business to other areas of the combined business;

•	integration of management teams into a cohesive combined company;

•	differences in business backgrounds and models, corporate cultures and management philosophies;

•	the ability to continue to attract and retain key management and personnel;

•	the ability to create and implement a unified strategy, controls, procedures, policies and information systems;

•
the challenge of integrating complex systems, technology, networks and other assets of eOne into those of ours in a manner that minimizes any adverse impact on customers, consumers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen expenses or delays associated with the acquisition, including costs to integrate eOne; and

•	the disruption of, or the loss of momentum in, our ongoing businesses, including the diversion of management’s attention away from ongoing business and towards integration matters.
In addition, we will also assume risks unique to the nature of eOne’s business. These risks are described above under “-Risks Related to Our Business”.
Our results after the consummation of the acquisition may suffer if we do not effectively manage our expanded operations.
Following the consummation of the acquisition, the size and complexity of our business has increased beyond the current size of our or eOne’s existing business. Our future success depends, in part, upon our ability to successfully manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of a significantly larger brand portfolio and complex organization across many global jurisdictions, additional revenue growth and expanded franchise economics expected as a result of the acquisition. We cannot assure you that we will be successful after completion of the acquisition or that we will realize the expected benefits currently anticipated from the acquisition.
 The consummation of the acquisition may expose us to unknown liabilities.
Because we have acquired all of the outstanding equity interests of eOne, we have assumed responsibility for all of its liabilities. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. As a distributor and producer of media content, eOne faces potential liability for causes of action such as defamation, invasion of privacy or other claims based on the nature and content of the materials distributed. We may also learn additional information regarding eOne that adversely affects us, such as issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws.
The combined company will record goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of the combined company in the future.
The acquisition is being accounted for as an acquisition by Hasbro in accordance with U.S. GAAP. Under the acquisition method of accounting, goodwill as of the acquisition date will be measured as the excess amount of consideration transferred, which is generally measured at a fair value, net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed, which are also measured at their fair value. Goodwill must be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Declines in operating results, divestitures, markets and other factors that may impact the fair value of a reporting unit could result in an impairment of goodwill or intangible assets, and, in turn, a charge to net income. Such a charge would have a negative impact on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by corporate functions as well as the Global Operations and Entertainment, Licensing and Digital segments. The Company also owns an adjacent building consisting of approximately 23,000 square feet and leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet, both of which are used by corporate functions. The Company leases a facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by the U.S. and Canada segment, as well as the Entertainment, Licensing and Digital and Global Operations segments. In addition to the above facilities, the Company also leases office space consisting of approximately 126,000 square feet in Renton, Washington as well as warehouse space aggregating approximately 3,270,000 square feet in Georgia, California, Illinois and Quebec that are also used by the U.S. and Canada segment. The Company leases approximately 80,000 square feet in Burbank, California, 24,500 square feet in Boulder Colorado and 26,000 square feet in Dublin, Ireland that are used by the Entertainment, Licensing and Digital segment. The Global Operations segment also leases an aggregate of 81,700 square feet of office and warehouse space in Hong Kong as well as 68,500 square feet of office space leased in the People’s Republic of China.
Outside of the properties listed above, the Company leases or owns property in over 35 countries. The primary locations for facilities in the International segment are in Australia, Brazil, France, Germany, Hong Kong, Mexico, Russia, Spain, the People’s Republic of China, and the United Kingdom, all of which are comprised of both office and warehouse space. In addition, the Company also leases offices in Switzerland and the Netherlands which are primarily used in corporate functions.
eOne leases its properties and has principal office locations in Canada, the United Kingdom, and the U.S.
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
The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on The NASDAQ Global Select Market under the symbol “HAS”. As of February 11, 2020, there were approximately 7,862 shareholders of record of the Company’s Common Stock.
Issuer Repurchases of Common Stock
Repurchases made in the fourth quarter of 2019 (in whole numbers of shares and dollars):

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 2019 9/30/19 — 10/27/19	12,484	$100.12	12,484	$366,592,558
November 2019 10/28/19 — 12/01/19	—	$—	—	$—
December 2019 12/02/19 — 12/29/19	—	$—	—	$—
Total	12,484	$100.12	12,484	$366,592,558
In May 2018, the Company announced that its Board of Directors authorized the repurchase of up to $500 million in Common Stock. Purchases of the Company’s Common Stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash. Following the Company’s acquisition of eOne, the Company suspended its share repurchase program while it prioritizes achieving its target debt to EBITDA levels. For further discussion related to the eOne acquisition, see note 22 to our consolidated financial statements, which are included in Part II, Item 8 of this Form10-K.

Item 6.	Selected Financial Data.
(Thousands of dollars and shares except per share data)
The fiscal year ended December 31, 2017 was a fifty-three week period. All other periods presented were fifty-two week periods.

	Fiscal Year
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Net revenues	$4,720,227	4,579,646	5,209,782	5,019,822	4,447,509
Operating Profit	$652,050	331,052	810,359	788,048	691,933
Net earnings	$520,454	220,434	396,607	533,151	446,872
Net loss attributable to noncontrolling interests	$—	—	—	(18,229)	(4,966)
Net earnings attributable to Hasbro, Inc.	$520,454	220,434	396,607	551,380	451,838
Per Common Share Data:
Net Earnings Attributable to Hasbro, Inc.
Basic	$4.07	1.75	3.17	4.40	3.61
Diluted	$4.05	1.74	3.12	4.34	3.57
Cash dividends declared	$2.72	2.52	2.28	2.04	1.84
Consolidated Balance Sheets Data:
Total assets	$8,855,628	5,262,988	5,289,983	5,091,366	4,720,717
Total long-term debt (1)	$4,084,895	1,709,895	1,709,895	1,559,895	1,559,895
Weighted Average Number of Common Shares:
Basic	127,896	126,132	125,039	125,292	125,006
Diluted	128,499	126,890	127,031	126,966	126,688
__________________

(1)	Represents principal balance of long-term debt. Excludes related deferred debt expenses.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company’s expectations and beliefs. See “Statement Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” for a discussion of other uncertainties, risks and assumptions associated with these statements.
Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.
EXECUTIVE SUMMARY
Hasbro, Inc. ("Hasbro" or the "Company") is a global play and entertainment company committed to Creating the World’s Best Play and Entertainment Experiences. From toys, games and consumer products to television, movies, digital gaming, live action, music, and virtual reality experiences, Hasbro connects to global audiences by bringing to life great innovations, stories and brands across established and inventive platforms. Hasbro’s iconic brands include MAGIC: THE GATHERING, MY LITTLE PONY, NERF, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, POWER RANGERS and LITTLEST PET SHOP, as well as premier partner brands. Through our acquisition of Entertainment One Ltd. ("eOne"), acquired brands PEPPA PIG and PJ MASKS will be included in Emerging Brands going forward. Through the Company's entertainment labels, Allspark Pictures and Allspark Animation, and now through the global entertainment studio operated by eOne, the Company is building its brands globally through great storytelling and content on all screens. Hasbro is committed to making the world a better place for children and their families through corporate social responsibility and philanthropy.
Hasbro's strategic plan is centered around its brand blueprint. Under the brand blueprint strategy, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through product innovation, immersive entertainment offerings, including television and motion pictures, digital gaming and a broad range of consumer products. As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, the Company continues to transform and reimagine its business strategy. This transformation includes reexamining the ways Hasbro organizes across its brand blueprint and re-shaping the Company to become a better equipped and adaptive, digitally-driven organization, including the development of an omni-channel retail presence and adding new capabilities through the on-boarding of new skill sets and talent. More recently, to enhance its long-term competitive position the Company has identified and pursued key growth opportunities through strategic acquisitions, to excel in today’s converged retail environment as a leading global play and entertainment company across all platforms.
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
For the periods presented in this Form 10-K, the Company’s business is separated into three principal business segments: U.S. and Canada, International, and Entertainment, Licensing and Digital. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company’s European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company’s Entertainment, Licensing and Digital segment includes the Company’s consumer products licensing, digital licensing and gaming, and movie and television entertainment operations. In addition to these three primary segments, the Company’s product sourcing operations are managed through its Global Operations segment. With the completion of the acquisition of eOne in fiscal 2020, the results of eOne will be reported as a separate operating segment.
The impact of changes in foreign currency exchange rates used to translate the consolidated statements of operations is quantified by translating the current period revenues at the prior period exchange rates and comparing this amount to the prior period reported revenues. The Company believes that the presentation of the impact of changes in exchange rates, which are beyond the Company’s control, is helpful to an investor’s understanding of the performance of the underlying business. The Company has also included in this report, the impact on 2019 net earnings and earnings per share, of the termination and settlement of its U.S. defined benefit pension plan and the impact of certain transaction costs, financing transaction fees and net hedge gains in association with the Company's agreement to acquire eOne. In addition, the Company has included in this report, the impact on 2018 net earnings and earnings per share, of intangible asset and goodwill impairments, organizational restructuring charges, the Toys“R”Us bankruptcy and U.S. tax reform, passed in December 2017.
Acquisition of Entertainment One
On December 30, 2019, the Company completed the acquisition of eOne for an aggregate purchase price of approximately $4.6 billion, comprised of $3.8 billion of cash consideration for shares outstanding and $0.8 billion related to the redemption of eOne's outstanding senior secured notes and the payoff of eOne's revolving credit facility. The Company financed the acquisition through a combination of the following debt and equity financings: (i) the issuance of senior unsecured notes in an aggregate principal amount of $2.4 billion, (ii) the issuance of 10,592,106 shares of common stock at a public offering price of $95.00 per share and (iii) $1.0 billion in term loans. eOne is a global independent studio that specializes in the development, acquisition, production, financing, distribution and sales of entertainment content.
The addition of eOne accelerates the Company’s brand blueprint strategy by expanding our brand portfolio with eOne’s beloved global preschool brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM, adding proven TV and film expertise, and creating additional opportunities for long-term profitable growth. See Part I, Item 1. Business, for a brief description of eOne’s business.

Results discussed herein do not include the results of eOne as the acquisition of eOne was completed in the first quarter of 2020.
2019 highlights

•	Net revenues of $4,720.2 million increased 3% from $4,579.6 million in 2018. The increase in net revenues includes an unfavorable foreign currency translation of $78.5 million.

•
U.S. and Canada segment net revenues increased 3%; International segment net revenues decreased 1%, including an unfavorable foreign currency translation impact of $76.5 million; Entertainment, Licensing and Digital segment net revenues increased 22%.

•	Partner Brands net revenues increased 24%; Emerging Brands net revenues increased 5%; Franchise Brands net revenues declined 1%; Hasbro Gaming net revenues declined 10%.

•	Operating profit was $652.1 million, or 13.8% of net revenues in 2019 compared to operating profit of $331.1 million, or 7.2% of net revenues in 2018.

•	2019 operating profit was negatively impacted by $17.8 million of pre-tax acquisition related costs associated with the eOne transaction.

•
2018 operating profit was negatively impacted by $60.4 million of costs related to the Toys"R"Us bankruptcy, $89.3 million associated with the Company’s 2018 restructuring program and impairment charges of $117.6 million related to Backflip Studios and other intangible assets.

•	Net earnings increased in 2019 to $520.5 million, or $4.05 per diluted share, compared to $220.4 million, or $1.74 per diluted share in 2018.

•
2019 net earnings were impacted by pension settlement charges, net of tax, of $86.0 million, or $0.67 per diluted share, partially offset by a net benefit, net of tax, of $81.8 million, or $0.64 per diluted share, from foreign currency gains related to hedging a portion of the eOne British pound sterling purchase price and other eOne acquisition related costs.

•
2018 net earnings were negatively impacted by costs related to the Toys"R"Us bankruptcy, net of tax, of $52.8 million or $0.42 per diluted share, impairment charges related to Backflip Studios and other intangible assets, net of tax, of $96.9 million, or $0.76 per diluted share, costs associated with the Company’s 2018 restructuring program, net of tax, of $77.9 million or $0.61 per diluted share and charges related to adjustments to provisional U.S. Tax Reform amounts of $40.7 million or $0.32 per diluted share.

2018 highlights

•	Net revenues of $4,579.6 million decreased 12% from 5,209.8 million in 2017. The decline in net revenues included an unfavorable foreign currency translation of $43.0 million.

•
U.S. and Canada segment net revenues declined 10%; International segment net revenues declined 17% and included an unfavorable foreign currency translation impact of $41.7 million; Entertainment and Licensing segment net revenues increased 9%.

•	Franchise Brands net revenues declined 9%, Partner Brands net revenues declined 22%, Hasbro Gaming net revenues declined 12% and Emerging Brands net revenues increased 1%.

•	Operating profit was $331.1 million, or 7.2% of net revenues in 2018 compared to operating profit of $810.4 million, or 15.6% of net revenues in 2017.

•
2018 operating profit was negatively impacted by: non-cash goodwill and intangible asset impairment charges of $117.6 million related to Backflip Studios and other intangible assets; severance costs of $89.3 million associated with the Company's 2018 restructuring program; and $60.4 million of costs related to the Toys"R"Us bankruptcy.

•	2017 operating profit was negatively impacted by the Toys"R"Us bankruptcy in the U.S. and Canada as a result of incremental bad debt expense recorded during the third quarter of 2017.

•	Impact from U.S. tax reform resulted in a net charge of $40.7 million in 2018 due to the remeasurement of liabilities based on additional guidance and regulations issued in 2018.

•	Net earnings declined in 2018 to $220.4 million, or $1.74 per diluted share, compared to $396.6 million, or $3.12 per diluted share in 2017.
Share Repurchases and Dividends
The Company has historically returned excess cash to its shareholders through dividends and share repurchases. The Company seeks to return cash to its shareholders through the payment of quarterly dividends. Hasbro maintained its 2019 quarterly dividend rate of $0.68 per share into 2020 for the Company's dividend payment scheduled for May 2020. In the previous 17 years, the Company has increased its quarterly cash dividend 15 times from $0.03 to $0.68 per share. In addition to the dividend, the Company periodically returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005 the Company’s Board of Directors adopted nine share repurchase authorizations with a cumulative authorized repurchase amount of $4,325.0 million. The ninth authorization was approved in May 2018 for $500 million. During 2019, Hasbro repurchased approximately 0.7 million shares at a total cost of $61.4 million and an average price of $87.41 per share. Since 2005, Hasbro has repurchased 108.6 million shares at a total cost of $3,961.2 million and an average price of $36.44 per share. At December 29, 2019, Hasbro had $366.6 million remaining available under these share repurchase authorizations. As a result of the financing activities related to the eOne acquisition, the Company has suspended its share repurchase program while it prioritizes reducing its long-term debt and achieving its gross debt to EBITDA targets.
Summary
The following table provides a summary of the Company’s condensed consolidated results as a percentage of net revenues for 2019, 2018 and 2017.

	2019	2018	2017
Net Revenues	100.0%	100.0%	100.0%
Operating profit	13.8	7.2	15.6
Earnings before income taxes	12.6	5.9	15.1
Net earnings	11.0	4.8	7.6
Results of Operations — Consolidated
The fiscal years ended December 29, 2019 and December 30, 2018 were each fifty-two week periods while the year ended December 31, 2017 was a fifty-three week period.
Net earnings increased to $520.5 million for the fiscal year ended December 29, 2019 compared to $220.4 million for the fiscal year ended December 30, 2018, and $396.6 million for the fiscal year ended December 31, 2017.
Diluted earnings per share were $4.05 in 2019, $1.74 in 2018 and $3.12 in 2017.
Net earnings and diluted earnings per share for each fiscal year in the three years ended December 29, 2019 include certain charges and benefits as described below.
2019

•
A net charge of $86.0 million or $0.67 per diluted share associated with the settlement of the Company's U.S. defined benefit pension plan in the second quarter of 2019. During 2018 the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan and commenced the termination process. During the second and fourth quarters of 2019, the Company settled remaining benefits directly with vested participants.

•
A net benefit, of $81.8 million or $0.64 per diluted share related to transaction costs and hedge gains associated with the Company's agreement to acquire eOne in an all cash transaction. The $81.8 million after-tax gain consisted of the following: (i) hedge gains of $114.1 million related to the foreign exchange forward and option contracts to hedge a portion of the eOne purchase price and related costs; (ii) financing transaction fees of $20.6 million, primary related to the Company’s bridge facility which was terminated unused in the fourth quarter of 2019; (iii) eOne acquisition costs of $17.8 million during the fourth quarter of 2019; and (iv) tax benefits of $6.1 million for the full year 2019 related to the charges outlined in (ii) and (iii) above.

2018

•
A net charge of $96.9 million or $0.76 per diluted share associated with a fourth quarter 2018 non-cash goodwill impairment charge related to the Company’s Backflip Studios goodwill and impairment of certain other definite-lived intangible assets.

•
A net charge of $77.9 million or $0.61 per diluted share of severance costs associated with organizational restructuring. In the first quarter of 2018, the Company incurred a net charge of $15.7 million of severance charges, and in the fourth quarter of 2018, the Company recorded an additional net charge of $62.2 million of severance charges related to actions associated with its 2018 restructuring program.

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

Consolidated net revenues for the year ended December 29, 2019 grew 3% to $4,720.2 million from $4,579.6 million for the year ended December 30, 2018. Net revenues in 2019 include an unfavorable foreign currency translation of $78.5 million, which is the result of weakening currencies compared to the U.S. dollar, primarily in our International segment in 2019 compared to 2018. See discussion of brand portfolio below.
Consolidated net revenues for the year ended December 30, 2018 declined 12% to $4,579.6 million from $5,209.8 million for the year ended December 31, 2017 and included an unfavorable foreign currency translation of $43.0 million, which was the result of weakening currencies primarily in our International segment in 2018 compared to 2017. See discussion of brand portfolio below.
The following chart presents net revenues expressed in millions of dollars, by brand portfolio for each year in the three years ended December 29, 2019.

	2019 Net Revenues	% Change	2018 Net Revenues	% Change	2017 Net Revenues	% Change
Franchise Brands	$2,411.8	-1.4%	$2,445.9	-9.1%	$2,690.4	13.3%
Partner Brands	1,221.0	23.7%	987.3	-22.4%	1,271.6	-10.0%
Hasbro Gaming	709.8	-9.9%	787.7	-11.8%	893.0	9.8%
Emerging Brands	377.6	5.2%	358.8	1.1%	354.8	-15.2%
2019 versus 2018
Partner Brands and Emerging Brands net revenues grew in 2019 compared to 2018, while net revenues from Franchise Brands and the Hasbro Gaming portfolio declined.
Franchise Brands The Franchise Brands portfolio declined 1% in 2019 compared to 2018. Higher net revenues from MAGIC: THE GATHERING, MONOPOLY and PLAY-DOH products were more than offset by net revenue declines from NERF, MY LITTLE PONY, BABY ALIVE and to a lesser extent, TRANSFORMERS products.
Partner Brands The Partner Brands portfolio increased 24% in 2019 compared to 2018.
Within the Partner Brands portfolio, there are a number of entertainment-based brands which, from year to year, may be supported by major theatrical releases. As such, category net revenues by brand fluctuate from year-to-year depending on movie popularity, release dates and related product line offerings and success. In 2019, products related to three Partner Brands were supported by major theatrical releases – MARVEL products were supported by the second quarter 2019 theatrical release, AVENGERS: END GAME and the third quarter 2019 theatrical release, SPIDER-MAN: FAR FROM HOME, DISNEY’S FROZEN products were supported by fourth quarter 2019 theatrical release, FROZEN 2 and STAR WARS products were supported by STAR WARS: THE RISE OF SKYWALKER, released during the fourth quarter of 2019. Historically these entertainment-based brands experience higher revenues during years in which major motion pictures are released.
During 2019, the increase in net revenues was driven by DISNEY FROZEN and MARVEL products, and to a lesser extent DISNEY’S DECENDANTS and STAR WARS products. These increases were partially offset by net revenue declines from DISNEY PRINCESS and DREAMWORKS’ TROLLS products during 2019.
Hasbro Gaming The Hasbro Gaming portfolio declined 10% in 2019 compared to 2018. Lower net revenues from PIE FACE, SPEAK OUT and certain other Hasbro Gaming products were partially offset by net revenue increases from DUNGEONS & DRAGONS products.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above, and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $1,528.3 million in 2019, an increase of 6%, versus $1,443.2 million in 2018.
Emerging Brands The Emerging Brands portfolio grew 5% in 2019 compared to 2018. Net revenues were positively impacted by the introduction of the Company's POWER RANGERS products, as well as net revenue increases from PLAYSKOOL products, which were partially offset by net revenue declines from LITTLEST PET SHOP and LOST KITTIES products.
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
Partner Brands The Partner Brands portfolio declined 22% in 2018 compared to 2017. Lower net revenues from STAR WARS, DISNEY PRINCESS and DREAMWORKS’ TROLLS products, as well as net revenue declines from DISNEY FROZEN and DISNEY’S DECENDANTS products were partially offset by net revenue increases from BEYBLADE and MARVEL products.
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

SEGMENT RESULTS
Most of the Company’s net revenues and operating profits are derived from its three principal segments: the U.S. and Canada segment, the International segment and the Entertainment, Licensing and Digital segment, which are discussed in detail below.
As a result of the realignment of the Company's financial reporting segments, 2018 and 2017 net revenues of $57.7 million and $39.8 million, respectively, and operating profit(loss) of $11.8 million and $(13.9) million, respectively, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment to conform to current year presentation.
Net Revenues
The chart below illustrates net revenues expressed in millions of dollars, derived from our principal operating segments in 2019, 2018 and 2017.

	2019 Net Revenues	% Change	2018 Net Revenues	% Change	2017 Net Revenues	% Change
U.S. and Canada *	$2,449.3	3.1%	$2,375.7	-10.4%	$2,650.7	3.5%
International	1,836.4	-0.6%	1,847.6	-17.3%	2,233.6	1.8%
Entertainment, Licensing and Digital *	434.5	21.9%	356.3	9.5%	325.4	22.7%
*As a result of the realignment of the Company’s financial reporting segments during the first quarter of 2019, net revenues of $57.7 million and $39.8 million from 2018 and 2017, respectively, were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment, to conform to current year presentation.
U.S. and Canada
2019 versus 2018
U.S. and Canada segment net revenues increased 3% in 2019 compared to 2018. Revenues in the U.S. and Canada segment were not materially impacted by foreign currency translation. Segment net revenues increased from growth in Partner Brands and Emerging Brands, partially offset by lower net revenues from Franchise Brands and the Hasbro Gaming portfolio.
In the Franchise Brands portfolio, higher net revenues from MAGIC: THE GATHERING, PLAY-DOH and MONOPOLY products were more than offset by lower net revenues from NERF, MY LITTLE PONY, BABY ALIVE and TRANSFORMERS products. In the Partner Brands portfolio, higher net revenues from DISNEY FROZEN, STAR WARS and BEYBLADE products were partially offset by lower net revenues from DREAMWORKS' TROLLS and DISNEY PRINCESS products during 2019. In the Hasbro Gaming portfolio, lower net revenues from PIE FACE, SPEAK OUT and certain other Hasbro Gaming products were partially offset by net revenue increases from DUNGEONS & DRAGONS products. In the Emerging Brands portfolio, the positive impact from the introduction of the Company’s POWER RANGERS products, as well as net revenue increases from PLAYSKOOL products, were partially offset by net revenue declines from LITTLEST PET SHOP and LOST KITTIES products.
2018 versus 2017
U.S. and Canada segment net revenues declined 10% in 2018 compared to 2017. Revenues in the U.S. and Canada segment were not materially impacted by foreign currency translation. Segment net revenues declined in all product categories including Franchise Brands, Partner Brands and Hasbro Gaming, and to a lesser extent, net revenues declined in the Emerging Brands portfolio.
In the Franchise Brands portfolio, higher net revenues from MAGIC: THE GATHERING and MONOPOLY products were more than offset by lower net revenues from NERF, MY LITTLE PONY, BABY ALIVE and TRANSFORMERS products. In the Partner Brands portfolio, contributing to net revenue declines in 2018 were STAR WARS, DISNEY PRINCESS and DREAMWORKS’ TROLLS products, as well as lower net revenues from DISNEY’S DESCENDANTS products and the Company’s DISNEY FROZEN products. These declines were partially offset by net revenue increases from BEYBLADE and MARVEL products. In the Hasbro Gaming portfolio, higher net revenues from DUNGEONS & DRAGONS, CONNECT 4 and DON’T STEP IN IT products were more than offset by lower net revenues from PIE FACE, SPEAK OUT and TOILET TROUBLE products, as well as certain other games brands. In the Emerging Brands portfolio, net revenue increases from the introduction of the

Company’s line of LOST KITTIES, YELLIES and certain other Emerging Brands products were more than offset by lower net revenues from FURREAL FRIENDS, LITTLEST PET SHOP and core PLAYSKOOL products.
International
To calculate the year-over-year percentage change in net revenues absent the impact of foreign currency translation, net revenues were recalculated using those foreign currency translation rates in place for the prior year comparable period.
2019 versus 2018
International segment net revenues decreased approximately 1% in 2019 compared to 2018 which includes an unfavorable foreign currency translation of $76.5 million (Europe — $44.9 million, Latin America — $19.5 million, Asia Pacific — $12.1 million). Unfavorable foreign currency translation reflects the strengthening of the U.S. dollar when compared to the Euro as well as compared to foreign currencies throughout the Latin American and Asia Pacific regions. Absent the impact of foreign currency translation, International segment net revenues increased 4% in 2019 compared to 2018. On a regional basis, net revenues from Europe remained flat, Latin America declined 4% while net revenues from the Company’s Asia Pacific region increased 3% in 2019 from 2018. Net Revenues in emerging markets decreased 5% during 2019.
Higher net revenues from Partner Brands were wholly offset by lower net revenues from the Franchise Brands, Hasbro Gaming and Emerging Brands portfolios.
In the Franchise Brands portfolio, the primary drivers of the net revenue declines include lower sales of MY LITTLE PONY, TRANSFORMERS and NERF products, and to a lesser extent, BABY ALIVE products. These net revenue declines were partially offset by net revenue increases from MONOPOLY and MAGIC: THE GATHERING products. In the Partner Brands portfolio, higher net revenues from DISNEY FROZEN and MARVEL products were partially offset by lower net revenues from BEYBLADE, DISNEY PRINCESS and STAR WARS products. In the Hasbro Gaming portfolio, the International segment saw lower net revenues from PIE FACE and SPEAK OUT products as well as lower net revenues from certain other traditional games brands. These decreases were partially offset by net revenue increases from CONNECT 4, OPERATION and DUNGEONS & DRAGONS products. In the Emerging Brands portfolio, lower net revenues from LITTLEST PET SHOP and LOST KITTIES products were partially offset by net revenue contributions from POWER RANGERS products, as well as net revenue increases from PLAYSKOOL products.
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
In the Franchise Brands portfolio, the primary drivers of the net revenue declines include lower sales of MY LITTLE PONY, TRANSFORMERS, NERF and PLAY-DOH products. These net revenue declines were partially offset by net revenue increases from MONOPOLY products. In the Partner Brands portfolio, lower net revenues from STAR WARS and DREAMWORKS’ TROLLS products, as well as net revenue declines from the Company’s line of DISNEY PRINCESS and DISNEY FROZEN fashion and small dolls, were partially offset by net revenue increases from BEYBLADE and to a lesser extent, MARVEL products. In the Hasbro Gaming portfolio, the International segment saw lower net revenues from the majority of Hasbro Gaming products including social gaming products PIE FACE, SPEAK OUT and TOILET TROUBLE as well as lower net revenues from certain other traditional games brands, including LIFE, OPERATION and BOP-IT products. In the Emerging Brands portfolio, net revenue increases from the introduction of LOST KITTIES, LOCK STARS and YELLIES products during 2018, as well as net revenue increases from LITTLEST PET SHOP products, were partially offset by lower net revenues from FURREAL FRIENDS, FURBY and core PLAYSKOOL products.
Entertainment, Licensing and Digital
2019 versus 2018
Entertainment, Licensing and Digital segment net revenues increased 22% in 2019 compared to 2018. Net Revenue growth in 2019 was driven primarily by MAGIC: THE GATHERING ARENA and the Company's share of revenues related to TRANSFORMERS: BUMBLEBEE, the 2018 theatrical release produced jointly with Paramount Pictures. Increased licensing revenues from the TRANSFORMERS and MONOPOLY brands during 2019 also contributed to the net revenue increase. Partially offsetting these increases were lower net revenues related to streaming digital television content in 2019 compared to 2018.
2018 versus 2017
Entertainment, Licensing and Digital segment net revenues increased 10% in 2018 compared to 2017. Net revenue growth in 2018 was driven by MAGIC: THE GATHERING ARENA as well as increased television programming and movie revenues, primarily recognized for content delivered under a multi-year digital streaming deal entered in the third quarter of 2018. Higher full-year revenues due to the adoption of ASC 606 as discussed in notes 1 and 2 to our consolidated financial statements which are included in Part II, Item 8 of this Form 10-K, also drove the increase in 2018. Partially offsetting these increases were lower digital and consumer product licensing revenues in 2018 compared to 2017.
Operating Profit
The table below illustrates operating profit expressed in millions of dollars and operating profit margins, derived from our principal operating segments in 2019, 2018 and 2017. For a reconciliation of segment operating profit to total Company operating profit, see note 21 to our consolidated financial statements which are included in Part II, Item 8 of this Form 10-K.

	2019	% Net Revenues	% Change	2018	% Net Revenues	% Change	2017	% Net Revenues
U.S. and Canada	$415.4	17.0%	12%	$370.2	15.6%	-29%	$523.9	19.8%
International	107.3	5.8%	>100%	39.5	2.1%	-83%	228.7	10.2%
Entertainment & Licensing	99.7	22.9%	>100%	29.1	8.2%	-65%	82.4	25.3%
U.S. and Canada
2019 versus 2018
U.S. and Canada segment operating profit increased $45.2 million to $415.4 million in 2019 compared to $370.2 million in 2018. Absent the impact of the Toys"R"Us bankruptcy filing and subsequent liquidation included within 2018 operating profit, the operating profit for 2019 increased $60.2 million. Operating profit margin increased to 17.0% of net revenues in 2019 from 15.6% of net revenues in 2018. Operating profit in 2018 was negatively impacted by charges of $45.8 million related to the bankruptcy filing and subsequent liquidation of Toys"R"Us. Absent these charges, operating profit declined slightly as higher partner brand sales generated higher royalty expense, and lower advertising and administrative expense was largely offset by increased warehousing costs as a result of higher domestic shipments and higher intangible amortization expense as a result of a full year of amortization from the Power Rangers Acquisition in 2018.
2018 versus 2017
U.S. and Canada segment operating profit decreased 29% in 2018 compared to 2017. The decline in operating profit includes pre-tax charges of $45.8 million in 2018 related to the bankruptcy filing and subsequent liquidation of Toys“R”Us. Segment operating profit was negatively impacted by the loss of Toys“R”Us sales throughout the year as well as a higher mix of retail close-out sales in 2018. Operating profit margin decreased to 15.6% of net revenues in 2018 from 19.8% of net revenues in 2017. The operating profit margin decline was the result of the negative margin impact of the Toys“R”Us bad debt expense in 2018, lower sales and unfavorable product mix as well as higher freight costs in the U.S., partially offset by lower royalty expenses due to lower revenues from Partner Brands products in 2018, as well as lower product development and advertising costs in 2018. Foreign currency translation did not have a material impact on U.S. and Canada operating profit in 2018.

International
2019 versus 2018
International segment operating profit increased $67.8 million to $107.3 million in 2019 compared to $39.5 million in 2018. Absent the impact of the Toys"R"Us bankruptcy filing and subsequent liquidation to 2018 operating profit, operating profit in 2019 increased $60.2 million. Operating profit margin increased to 5.8% in 2019 from 2.1% in 2018. The increase in operating profit and operating profit margin, as reported, is due to increased revenues, lower cost of sales due to improved inventory management, lower advertising costs and lower administrative costs. These decreases were partially offset by increased royalty expenses associated with higher sales of partner brand products and higher intangible amortization expense in 2019 as a result of a full year of amortization from the Power Rangers Acquisition in 2018.
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
Entertainment, Licensing and Digital
2019 versus 2018
Entertainment and Licensing segment operating profit increased $70.6 million to $99.7 million in 2019 compared to $29.1 million in 2018. Operating profit margin increased to 22.9% of net revenues in 2019 compared to 8.2% in 2018. Absent the impact of an $86.3 million goodwill impairment charge related to Backflip Studios on 2018 operating profit, operating profit in 2019 decreased 14%. This decrease was primarily due to higher program production expense and amortization costs, as well as increased development and administrative costs for MAGIC: THE GATHERING ARENA and other future digital gaming initiatives during 2019.
2018 versus 2017
Entertainment and Licensing segment operating profit declined to $29.1 million in 2018 compared to $82.4 million in 2017. Operating profit margin decreased to 8.2% of net revenues in 2018 compared to 25.3% in 2017. The overall decrease in operating profit and operating profit margin in the segment was primarily due to an $86.3 million goodwill impairment charge recorded in the fourth quarter related to Backflip Studios. In addition, contributing to the decrease in 2018 were higher programming amortization costs primarily related to MY LITTLE PONY: THE MOVIE, and higher advertising and development costs related to MAGIC: THE GATHERING ARENA, partially offset by lower royalty expenses in 2018.
Other Segments and Corporate and Eliminations
In the Global Operations segment, the operating loss was $7.2 million in 2019 compared to an operating loss of $8.4 million in 2018 and operating profit of $4.0 million in 2017.
In Corporate and eliminations, operating profit was $36.9 million in 2019 compared to an operating loss of $99.3 million in 2018 and $28.7 million in 2017. Operating profit in 2019 includes certain transaction costs of $17.8 million associated with the eOne acquisition. Operating losses in 2018 includes impairment charges of $31.3 million, severance charges of $89.3 million and Toys“R”Us related costs of $7.0 million.

OPERATING COSTS AND EXPENSES
The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017:

	2019	2018	2017
Cost of sales	38.3%	40.4%	39.0%
Royalties	8.8	7.7	7.8
Product development	5.6	5.4	5.2
Advertising	8.8	9.6	9.6
Amortization of intangibles	1.0	0.6	0.6
Program production cost amortization	1.8	1.0	0.7
Selling, distribution and administration	22.0	28.1	21.6
Operating expenses for 2019, 2018 and 2017 include benefits and expenses related to the following events:

•	During 2019, the Company incurred acquisition costs related to eOne of $17.8 million within administrative expenses in the Corporate and Eliminations segment.

•
During 2018, the Company recognized charges of $60.4 million consisting of incremental bad debt expense on outstanding Toys“R”Us receivables, royalty expense, inventory obsolescence as well as other costs related to the Toys“R”Us bankruptcy.

•
During 2018, the Company incurred $89.3 million of severance charges, related to the 2018 restructuring program. These charges were recorded within selling, distribution and administration ("SD&A") expenses and included in Corporate and Eliminations.

•
During 2018, the Company recorded $117.6 million in goodwill impairment and other intangible asset impairment charges, all within administrative expenses in the Entertainment, Licensing & Digital segment and the Corporate and Eliminations segment.

•	During 2017 the Company recorded incremental bad debt expenses of $18.0 million within SD&A, related to the bankruptcy filings by Toys“R”Us in the U.S. and Canada.
Cost of Sales
Cost of sales primarily consists of purchased materials, labor, manufacturing overhead and other inventory-related costs such as obsolescence. Cost of sales decreased 2% to $1,807.8 million, or 38.3% of net revenues, for the year ended December 29, 2019 compared to $1,850.7 million, or 40.4% of net revenues, for the year ended December 30, 2018. The cost of sales decrease in dollars and as a percent of net revenues was driven by favorable product mix from higher Entertainment, Licensing and Digital revenues combined with higher Partner Brand products, such as DISNEY FROZEN, MARVEL and STAR WARS, and additional savings related to favorable obsolescence expense and sales allowances. These savings were partially offset by increased costs to bring products into the U.S. during 2019.
In 2018, cost of sales decreased 9% to $1,850.7 million, or 40.4% of net revenues, for the year ended December 30, 2018 compared to $2,033.7 million, or 39.0% of net revenues, for the year ended December 31, 2017. Cost of sales in 2018 included obsolescence charges related to Toys“R”Us of $3.2 million. Cost of sales decreased in dollars primarily due to lower sales volumes compared to 2017. Increased cost of sales as a percent of net revenues reflects the mix of products sold, higher sales allowances and obsolescence charges as well as higher levels of closeout sales in 2018.
Royalty Expense
Royalty expense of $414.5 million, or 8.8% or net revenues, in 2019 compared to $351.7 million, or 7.7% of net revenues, in 2018 and $405.5 million, or 7.8% of net revenues, in 2017. Fluctuations in royalty expense generally relate to the volume of entertainment-driven products sold in a given period, especially if the Company is selling product tied to one or more major motion picture releases in the period. Product lines related to Hasbro-owned or controlled brands supported by entertainment generally do not incur the same level of royalty expense as licensed properties, particularly DISNEY FROZEN, STAR WARS and MARVEL, as well as DREAMWORKS and BEYBLADE products and certain other licensed properties which carry higher royalty rates than other licensed properties.

Higher royalty expense in dollars and as a percentage of net revenues in 2019 compared to 2018, reflects higher revenues from Partner Brand products as well as the mix of entertainment-driven product sold. In particular, higher royalty expense in 2019 reflects the higher net sales of DISNEY FROZEN and MARVEL products, and to a lesser extent, higher net sales of DISNEY'S DESCENDANTS and STAR WARS products. Lower royalty expense in dollars and as a percentage of net revenues in 2018 compared to 2017, reflects the mix of entertainment-driven product sold. In particular, lower net sales of STAR WARS and DREAMWORKS’ TROLLS products as well as lower net sales of DISNEY PRINCESS and DISNEY FROZEN products were partially offset by higher net sales of BEYBLADE and MARVEL products in 2018. These decreases were partially offset by accelerated royalty charges incurred as a result of the loss of Toys“R”Us product sales in 2018.
Product Development
Product development expense in 2019 totaled $262.2 million, or 5.6% of net revenues, compared to $246.2 million, or 5.4% of net revenues, in 2018. Product development expenditures reflect the Company’s investment in innovation and anticipated growth across our brand portfolio in both Franchise and Partner Brands. In dollars, the increase in product development expense was the result of increased investments in digital gaming, most notably, to MAGIC: THE GATHERING ARENA, which launched out of open beta in the third quarter of 2019, and other digital gaming initiatives. As a percentage of net revenues, product development was consistent with 2018.
Product development expense in 2018 totaled $246.2 million, or 5.4% of net revenues, compared to $269.0 million, or 5.2% of net revenues, in 2017. The decline in dollars was partially the result of the capitalization of certain costs related to MAGIC: THE GATHERING ARENA in 2018 as it progressed through the development cycle and was launched in open beta format, as compared to costs that were expensed in 2017, when the game was in its earlier stages of development. The remaining decline was due to reduced spending resulting from the lower revenue base in 2018. As a percentage of net revenues, product development was consistent with 2017.
Advertising Expense
Advertising expense in 2019 totaled $413.7 million, or 8.8% of net revenues compared to $439.9 million or 9.6% of net revenues in 2018 and $501.8 million or 9.6% in 2017. The level of the Company’s advertising expense is generally impacted by revenue mix, the amount and type of theatrical releases and television programming. The decrease in dollars and as a percentage of net revenues in 2019 was related to higher entertainment backed revenues which require lower advertising expense combined with greater efficiency in advertising programs.
In 2018, advertising as a percentage of net revenues was consistent with 2017 at 9.6% of net revenues.
Amortization of Intangible Assets
Amortization of intangible assets totaled $47.3 million, or 1.0% of net revenues, in 2019 compared to $28.7 million, or 0.6% of net revenues, in 2018 and $28.8 million, or 0.6% of net revenues in 2017. The increase in amortization of intangible assets in both dollars, and as a percent of net revenues reflects amortization related to the POWER RANGERS property rights acquired during the second quarter of 2018 as well as other licensed property rights, which began amortizing in 2019.
In 2018, amortization of intangible assets in dollars and as a percent of net revenues was consistent with 2017 and reflects the full amortization of property rights related to Backflip and other intangible assets during the first half of 2017, offset by the increase in intangible asset amortization related to the acquisition of the POWER RANGERS brand in 2018.
Program Production Cost Amortization
Program production cost amortization totaled $85.6 million, or 1.8% of net revenues in 2019, compared to $43.9 million, or 1.0% of net revenues, in 2018 and $35.8 million, or 0.7% of net revenues, in 2017. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method. Program production cost amortization reflects the phasing of revenues associated with films and television programming as well as the type of television programs produced and distributed. The increase in dollars and as a percent of net revenues in 2019 compared to 2018 reflects amortization of production expenses attributable to certain film production assets, most notably TRANSFORMERS: BUMBLEBEE, partially offset by lower amortization of production expenses related to MY LITTLE PONY: THE MOVIE in 2019.
Program production cost amortization increased in dollars and as a percent of net revenues in 2018 compared to 2017 reflecting amortization of production expenses related to MY LITTLE PONY: THE MOVIE which was released during the fourth quarter of 2017, as well as higher television programming amortization related to a multi-year, digital distribution agreement for Hasbro television programing, entered during 2018.
Selling, Distribution and Administration Expenses
Selling, distribution and administration expenses were $1,037.1 million, or 22.0% of net revenues, in 2019 compared to $1,287.6 million, or 28.1% of net revenues, in 2018. SD&A expenses in 2019 includes $17.8 million of transaction expenses related to the eOne acquisition while 2018 administrative expenses include the $117.6 million in goodwill impairment and other intangible asset charges, $89.3 million of severance charges, and $50.2 million of incremental expenses related to the Toys"R"Us bankruptcy. Absent these charges, the remaining decrease reflects lower spending due to the Company’s cost-reduction efforts and lower compensation expense. These decreases were partially offset by increased expenses related to opening a new Midwestern U.S. warehouse and higher domestic shipping and warehousing costs to support higher sales. In addition, the Company incurred higher selling and administrative costs in support of the Company’s Wizards of the Coast business.
SD&A expenses were $1,287.6 million, or 28.1% of net revenues, in 2018 compared to $1,124.8 million, or 21.6% of net revenues, in 2017. SD&A expenses in 2018 included the charges noted above. Absent these charges, the decrease in dollars reflects lower spending due to the Company’s cost-reduction efforts, lower incentive compensation expense in 2018 and lower marketing and selling costs due to lower revenues.
NON-OPERATING (INCOME) EXPENSE
Interest Expense
Interest expense totaled $101.9 million in 2019 compared to $90.8 million in 2018 and $98.3 million in 2017. During November 2019, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities in connection with the financing of the acquisition of eOne. The increase in interest expense in 2019 reflects interest related to these notes, which was partially offset by lower average short-term borrowings through the majority of 2019. The decrease in interest expense in 2018 reflects the impact of the Company’s refinancing of debt in 2017. During the third quarter of 2017, the Company refinanced $350 million of 6.3% notes that matured in September 2017 by issuing $500 million of 3.5% notes due in 2027. This action, combined with lower average short-term borrowings in 2018, resulted in lower interest expense in 2018 when compared to 2017.
Interest Income
Interest income was $30.1 million in 2019 compared to $22.4 million in 2018 and $22.2 million in 2017. The Company had higher cash balances driven by the long-term debt and equity financings completed in November 2019 that resulted in proceeds of approximately $3.3 billion which were used in the December 30, 2019 acquisition of eOne. The higher levels of cash on hand in 2019 combined with higher average interest rates in 2019 and 2018 drove the increase in interest income.
Other (Income) Expense, Net
Other (income) expense, net was $(13.9) million, $(7.8) million and $(51.9) million in 2019, 2018 and 2017, respectively. The following table outlines major contributors to other (income) expense, net, expressed in millions of dollars.

	2019	2018	2017
Foreign currency (gains) losses	$(124.3)	10.8	(1.3)
Earnings from Discovery Family Channel	(23.6)	(21.1)	(23.3)
Discovery tax sharing agreement revaluation	—	—	(19.9)
Pension expense	119.5	5.8	—
eOne deferred financing costs	19.6	—	—
Gain on sale of certain investments	(6.1)	(3.0)	(3.3)
Other	1.0	(0.3)	(4.1)
	$(13.9)	(7.8)	(51.9)

•
Foreign currency gains in 2019 reflect realized and unrealized gains of approximately $114.1 million on the foreign exchange forward and option contracts entered to hedge a portion of the British pound sterling purchase price in relation to the eOne acquisition. Foreign currency losses in 2018 compared to foreign currency gains in 2017 reflects the strengthening of the U.S. dollar against certain currencies, primarily in Latin American and European markets.

•	Earnings from the Discovery joint venture are comprised of the Company’s share in the results of the Network.

•
In relation to their joint venture, Hasbro and Discovery are party to a tax sharing agreement. Due to a change in tax law, the liability representing future payments was revalued to reflect the lower future U.S. corporate tax rate beginning in 2018, which resulted in a $19.9 million gain in 2017.

•
As a result of the adoption of Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in 2018, non-service cost components of pension expense previously recorded to operating expense, are now recorded to other expense.

•	During 2019, the Company incurred $111.0 million of settlement charges related to the termination of its U.S. defined benefit pension plan which is reflected as a non-cash charge to pension expense.

•
During 2019, the Company incurred costs associated with the financing of the eOne transaction. With the termination of the bridge facility, the Company wrote off the associated financing costs in the fourth quarter of 2019.

•	The 2019, 2018 and 2017 gain on investments primarily reflects proceeds from the sale of certain long-term investments sold during the year.

•
In relation to their joint venture, Discovery owns an option to purchase Hasbro’s share of the Discovery Family Channel. The option’s fair value is periodically re-measured and represents a $1.3 million gain in 2019, a $0.5 million gain in 2018 and a $4.8 million gain in 2017 (included in other in the table above) due to the option’s value decrease.

INCOME TAXES
Income tax expense totaled 12.4% of pre-tax earnings in 2019 compared with 18.5% in 2018 and 49.6% in 2017. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Income tax expense for 2019 includes a net discrete tax benefit of $33.5 million primarily relating to the settlement of the U.S. defined benefit pension plan liability and the acquisition of eOne, specifically the nontaxable integrated hedging gains and nondeductible transaction costs. Income tax expense for 2018 includes a discrete net tax expense of $40.7 million relating to the Tax Cuts and Jobs Act (the “Tax Act”) and net tax benefits of approximately $50.0 million primarily due to reassessment of prior period tax positions and excess tax benefits relating to share-based compensation. Income tax expense for 2017 includes discrete net tax expense of $316.4 million relating to the Tax Act and net tax benefits of approximately $82.0 million primarily due to reassessment of prior period tax positions, a repatriation of earnings resulting in a foreign tax credit benefit, and excess tax benefits relating to share-based compensation.
As a result of the Tax Act, the Company intends to repatriate substantially all of the accumulated foreign earnings as needed from time to time. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. However, the Tax Act gives the Company flexibility to manage cash globally. In 2019, the Company recorded $1.7 million of foreign withholding and U.S. state taxes that will be incurred due to future cash distributions. The Company will continue to record additional tax effects, if any, in the period that the on-going distribution analysis is completed and is able to make reasonable estimates.
NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability is based on the present value of lease payments and the asset is based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. Certain other quantitative and qualitative disclosures are also required. ASU 2016-02 was required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provided an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to retained earnings in the period of adoption. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms were evaluated, including extension and renewal options as well as the lease payments associated with the leases. As a result of the adoption of the standard in the first quarter of 2019, the Company recorded right-of-use assets of $121.2 million and lease liabilities of $139.5 million. The Company’s results of operations were not impacted by this standard. The adoption of this standard did not have an impact on the Company’s cash flows. For further details, see Note 16 to the consolidated financial statements which are included in Part II Item 8 of this Form 10-K.
In January 2018, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01), Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of providing guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the standard was effective for annual reporting periods beginning after December 15, 2017. The Company adopted the standard in the second quarter of 2018.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the underlying hedged item in the financial statements. The impact of the standard includes elimination of the requirement to separately measure and recognize hedge ineffectiveness and requires the presentation of fair value adjustments to hedging instruments to be included in the same income statement line as the hedged item. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted the standard in the first quarter of 2019 and the adoption of the standard did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company has evaluated the requirements of ASU 2016-13 and currently does not expect the standard to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (ASU 2018-13), Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, specifically related to disclosures surrounding Level 3 asset balances, fair value measurement methods, related gains and losses and fair value hierarchy transfers. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company has evaluated ASU 2018-13 and does not expect the standard to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14) Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20)- Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The standard relates to financial statement disclosure only and will not have an impact on the Company's statement of financial position, statement of operations or statement of cash flows.

In March 2019, the FASB issued Accounting Standards Update No. 2019-02 (ASU 2019-02) Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350) – Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The amendments in this update align cost capitalization of episodic television series production costs with that of film production cost capitalization. In addition, this update addresses impairment testing procedures with regard to film groups, when a film or license agreement is expected to be monetized with other films and/or license agreements.  The intention of this update is to align accounting treatment with changes in production and distribution models within the entertainment industry and to provide increased transparency of information provided to users of financial statements about produced and licensed content.  For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company has evaluated the standard and does not expect the standard to materially impact its consolidated financial statements.
OTHER INFORMATION
Pension Plan Termination
In February 2018, the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan (the “Plan”). During the first quarter of 2018 the Company commenced the U.S. Pension Plan termination process and received regulatory approval during the fourth quarter of 2018. During the second quarter of 2019, the Company settled all remaining benefits directly with vested participants electing a lump sum payout, and purchased a group annuity contract from Massachusetts Mutual Life Insurance Company to administer all future payments to remaining U.S. Pension Plan participants. The U.S. Pension Plan's net funded asset position was sufficient to cover the lump sum payments and the purchase of the group annuity contract and settle all other remaining benefit obligations with no additional cost to the Company. After the settlement of the benefit obligations and payment of expenses, the Company had excess assets in the U.S. Pension Plan of approximately $20.2 million. The Company elected to utilize the remaining surplus after payment of administrative expenses for the Company's future matching contributions under the Company's 401(k) plan. Upon settlement of the pension liability, the Company recognized a non-operating settlement charge of $110.8 million, in May 2019, and an additional settlement charge of $0.2 million in December 2019, related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's consolidated statements of operations, adjusted for market conditions and settlement costs at benefit distribution.
For further discussion on the Company's Plan termination, see note 15 to our consolidated financial statements, which are included in Part II, Item 8 of this Form10-K.
Brexit Referendum
On June 23, 2016, the United Kingdom (“UK”) voted in a referendum to leave the European Union (“EU”), commonly referred to as Brexit. The UK government triggered the formal two-year period to negotiate the terms of the UK’s exit on March 29, 2017. These events resulted in an immediate weakening of British pound sterling against the US dollar, and increased volatility in the foreign currency markets which continued through 2019. These fluctuations initially affected Hasbro’s financial results, although the impact was partially mitigated by the Company’s hedging strategy. On January 31, 2020, the UK formally withdrew from the EU, entering a transitional period which is currently expected to end on December 31, 2020. During this transitional period, EU law will continue to apply in the UK while providing time for the UK and EU to negotiate the details of their future relationship. Financial, trade and legal implications of the UK leaving the EU remain uncertain. The Company continues to closely monitor the negotiations and the impact to foreign currency markets, taking appropriate actions to support the Company’s long-term strategy and to mitigate risks in its operational and financial activities. However, the Company cannot predict the direction of Brexit-related developments nor the impact of those developments on our European operations and the economies of the markets in which they operate.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In 2019, the Company funded its operations and liquidity needs through available cash and from cash flows from operations. In addition, during 2019 the Company issued debt and equity securities to finance its acquisition of eOne which was consummated on December 30, 2019, following the close of the Company's fiscal year-end.

During 2020, the Company expects to continue to fund its working capital needs primarily through available cash and cash flows from operations and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. With the acquisition of eOne the Company expects to use production financing to finance certain of eOne's productions in 2020. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit as well as production financing, are adequate to meet its working capital needs for 2020. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
During November of 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities (collectively, the "Notes") consisting of the following tranches: $300 million of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%; $500 million of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%; $675 million of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55%; and $900 million of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. The interest rate payable on each series of the notes will be subject to adjustment from time to time if either Moody’s or S&P (or a substitute rating agency therefor) downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Notes. Underwriting discount and fees of $20.0 million were deducted from the gross proceeds of the Notes. These costs are being amortized over the life of the Notes, which range from three to ten years. Prior to October 19, 2024 (in the case of the 2024 Notes), September 19, 2026 (in the case of the 2026 Notes), August 19, 2029 (in the case of the 2029 Notes) and at any time (in the case of the 2022 Notes), the Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase, plus (1) 15 basis points (in the case of the 2022 Notes); (2) 25 basis points (in the case of the 2024 Notes); (3) 30 basis points (in the case of the 2026 Notes); and (4) 35 basis points (in the case of the 2029 Notes).  In addition, on and after (1) October 19, 2024 for the 2024 Notes; (2) September 19, 2026 for the 2026 Notes; and (3) August 19, 2029 for the 2029 Notes, such series of Notes will be redeemable, in whole at any time or in part from time to time, at the Company's option at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest.
In November of 2019, the Company completed an underwritten public offering of 10,592,106 shares of common stock, par value $0.50 per share, at a public offering price of $95.00 per share. Net proceeds from this public offering were approximately $975.2 million, after deducting underwriting discounts and commissions and offering expenses of approximately $31.1 million. The net proceeds were used to finance, in part, the acquisition of eOne and to pay related costs and expenses.
In September 2017, the Company issued $500.0 million in principal amount of notes due 2027 (the "2027 Notes") that bear interest at a rate of 3.50%. Net proceeds of the 2027 Notes offering, after deduction of the underwriting discount and debt issuance expenses, totaled approximately $493.9 million. The Company may redeem the 2027 Notes at its option at the greater of the principal amount of the 2027 Notes or the present value of the remaining scheduled payments using the effective interest rate on applicable U.S. Treasury bills plus 25 basis points. In addition, on or after June 15, 2027, the Company may redeem at its option, any portion of the 2027 Notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed. The proceeds from the issuance of the 2027 Notes were used, primarily, to repay $350 million aggregate principal amount of the 6.30% notes due 2017 upon maturity, including accrued and unpaid interest. The remaining net proceeds were utilized for general corporate and working capital purposes.
As of December 29, 2019, the Company’s cash and cash equivalents totaled $4,580.4 million, which is higher than prior year due to additional cash on hand from the debt and equity financings completed in anticipation of the eOne transaction. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Act provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of December 29, 2019, the remaining long-term payable related to the Tax Act of $174.5 million is presented within other liabilities, non-current on the Consolidated Balance Sheets. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 29, 2019 is denominated in the U.S. dollar.
The table below outlines key financial information pertaining to our consolidated balance sheets including the year-over-year changes, expressed in millions of dollars.

	2019	%	2018	%	2017
Cash and cash equivalents, net of short-term borrowings	$4,580.4	>100%	$1,172.6	-18%	$1,426.3
Accounts receivable, net	1,410.6	19%	1,188.1	-15%	1,405.4
Inventories	446.1	1%	443.4	2%	433.3
Prepaid expenses and other current assets	310.5	16%	268.7	26%	214.0
Other assets	585.0	-21%	744.3	23%	605.9
Accounts payable and accrued liabilities	1,256.6	-1%	1,264.6	15%	1,096.7
Other liabilities	556.6	3%	539.1	5%	514.7
Accounts receivable, net increased 19% in 2019 compared to 2018. Foreign currency translation did not have a significant impact on account receivable balances in 2019. Days sales outstanding increased to 90 days at December 29, 2019 from 78 days at December 30, 2018. The days sales outstanding increase was the result of higher sales in jurisdictions with longer payment terms as well as the timing of shipments during the fourth quarter of 2019. Accounts receivable, net decreased 15% in 2018 compared to 2017. Excluding the favorable foreign currency translation of $51.9 million, accounts receivable, net, decreased 12%, in line with 2018 net revenue declines, excluding favorable foreign currency translation compared to 2017. Days sales outstanding decreased to 78 days at December 30, 2018 from 80 days at December 31, 2017. Absent the impact of 2017 Toys“R”Us pre-bankruptcy receivables, days sales outstanding at December 30, 2018 were consistent with December 31, 2017.
Inventories increased 1% at the end of 2019 compared to 2018. Foreign currency translation did not have a significant impact on 2019 inventory balances. The Company continues to work to improve inventory management with a focus on ensuring we have the right levels of inventory in new and growing brands. Inventories increased 2% at the end of 2018 compared to 2017. Excluding the unfavorable foreign currency impact of $20.2 million, inventories increased 7% in 2018 compared to 2017. The increase in inventories, excluding the impact of foreign exchange, is due in part to sales declines as well as new markets, partially offset by reduced inventory levels in Europe and higher inventory obsolescence in 2018.
Prepaid expenses and other current assets increased 16% in 2019 compared to 2018. The increase was due to higher unrealized gains on foreign exchange contracts, including $34.1 million of unrealized gains from hedges in relation to the eOne acquisition purchase price and other related transaction costs. In addition, the increase in prepaid expenses and other current assets was due to higher accrued and prepaid royalty and licensing balances in 2019. As a result of the settlement of the Company's U.S. defined benefit pension plan liability, the Company had excess assets of approximately $20.2 million of which $8.6 million is recorded as a current asset and will be used to fund future Company contributions to the Company's 401(k) plan in the U.S. These increases were partially offset by lower prepaid tax balances. Prepaid expenses and other current assets increased 26% in 2018 compared to 2017. The increase was related to higher unrealized gains on foreign exchange contracts, higher accrued tax credits related to certain television and movie production costs, higher prepaid income tax balances as a result of lower taxable earnings in relation to 2018 estimated tax payments and higher accrued royalty income related to the adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC-606).
Other assets decreased 21% in 2019 compared to 2018. Lower balances in 2019 include: lower deferred tax asset balances as a result of a reclassification of certain deferred tax assets to reduce the Company's transition tax liability, lower long-term receivable balances related to third-party production studio rebates, lower capitalized movie production costs as a result of higher amortization of certain production assets during 2019, as well as decreases in non-current royalty advance balances. These decreases were partially offset by the pension surplus as a result of the settlement of the Company's U.S. defined benefit pension plan liability during 2019, of which approximately $11.6 million is recorded in other assets and higher long-term contract assets balances in 2019. Other assets increased 23% in 2018 compared to 2017. Higher balances in 2018 include: increased deferred tax asset balances related to tax benefits derived from intercompany dividends, higher capitalized movie and television production costs, net of related production rebates, primarily related to the Company’s share of costs related to BUMBLEBEE, the theatrical release produced jointly with Paramount Pictures, and released in December of 2018, higher long-term receivable balances related to the long-term portion of a multi-year digital distribution agreement for Hasbro television programming as well as higher accrued royalty income as a result of the adoption of the ASU 2014-09 in 2018. These increases were partially offset by lower long-term royalty advances and payments received from Cartamundi in relation to a long-term note receivable related to the sale of the Company’s manufacturing operations in August 2015.
Accounts payable and accrued liabilities were essentially flat in 2019 compared to 2018. Increases included higher accrued royalty balances as a result of higher sales of partner brand products, higher accrued incentive compensation balances, the Company’s current lease liability balance of $30.7 million included in accrued liabilities as the result of the adoption of ASU 2016-02, higher accrued dividends resulting from the higher level of shares outstanding and the higher dividend rate, and higher accrued interest as a result of higher debt levels in 2019 from the issuance of notes in November 2019. These increases were primarily offset by the payment of remaining amounts due to Saban Properties for the POWER RANGERS brand acquisition and lower severance accruals from payments made in relation to restructuring actions taken in 2018. Accounts payable and accrued liabilities increased 15% in 2018 compared to 2017. Increases included higher accrued liabilities related to the remaining amounts due for the POWER RANGERS acquisition, increased severance charges related to the Company’s 2018 restructuring program, higher deferred revenue balances primarily related to the launch of the online version of MAGIC: THE GATHERING, higher accrued tax balances related to value added taxes, primarily in Europe and Mexico and higher accrued dividends due to a higher dividend rate announced for 2019. These increases were partially offset by lower accrued incentive compensation balances as a result of the decline in company performance in 2018, lower accrued income tax balances as a result of lower earnings in 2018 and a lower liability for foreign currency forward contracts as the result of a strengthening U.S. dollar against certain foreign currencies in 2018.
Other liabilities increased 3% in 2019 compared to 2018. The increase is primarily due to the adoption of ASU 2016-02 in 2019 which requires the recognition of long-term lease liability balances, which were $113.4 million at December 29, 2019, partially offset by a decrease in the transition tax liability reflecting the reclassification of certain deferred tax assets to reduce the transition tax liability as well as the reclassification of the 2020 installment payment, and the elimination of deferred rent balances which were netted with their corresponding right of use assets as a result of the adoption of ASU 2016-02 in 2019. Other liabilities increased 5% in 2018 compared to 2017. The increase is due to the $258.7 million long-term portion of the repatriation tax liability related to U.S. Tax Reform passed in the fourth quarter of 2017. In addition, the Company’s first quarter 2018 decision to terminate its U.S. defined benefit pension plan resulted in an increase to other liabilities due to remeasurement of the plans projected benefit obligation, in relation to expected termination costs. These increases were partially offset by lower long-term balances related to foreign exchange contracts, lower balances related to accrued compensation for non-employee members of the Company’s Board of Directors due to payments made in 2018 and lower liabilities reflecting changes in management judgment with respect to uncertain tax positions.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for each of the years ended on December 29, 2019, December 30, 2018 and December 31, 2017.

	2019	2018	2017
Net cash provided by (used in)
Operating Activities	$653.1	$646.0	$724.4
Investing Activities	(61.0)	(286.5)	(131.5)
Financing Activities	2,810.6	(737.1)	(312.2)
In 2019, 2018 and 2017, Hasbro generated $653.1 million, $646.0 million and $724.4 million of cash from its operating activities, respectively. Operating cash flows in 2019, 2018 and 2017 included $33.9 million, $132.0 million and $48.0 million, respectively, of cash used for television program and film production. The increase in operating cash flows in 2019 compared to 2018 primarily reflects higher earnings offset by higher levels of accounts receivable at December 2019. The decrease in operating cash flows in 2018 compared to 2017 reflects lower earnings as well as higher film production costs in 2018 related to the production of the BUMBLEBEE film, released in December 2018.
Cash flows utilized by investing activities were $61.0 million, $286.5 million and $131.5 million in 2019, 2018 and 2017, respectively. Additions to property, plant and equipment decreased in 2019 to $133.6 million from $140.4 million and $134.9 million in 2018 and 2017, respectively. Of these additions, 54% in 2019, 58% in 2018 and 59% in 2017 were for purchases of tools, dies and molds related to the Company’s products. During the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017, the depreciation of plant and equipment was $133.5 million, $139.3 million and $143.0 million, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation. Excluding capital expenditures, 2019 cash utilized for investing activities reflects a cash payment net of cash acquired of $8.8 million related to the acquisition of Tuque in October of 2019 as well as offsetting realized gains of $80.0 million from hedges in relation to the Company's exposure to fluctuations in the British pound sterling associated with the eOne acquisition purchase price and other transaction related costs. The Company's 2019 investing activities also included $6.4 million received from the installment note relating to the sale of the Company’s manufacturing operations in 2015. Excluding capital expenditures, 2018 cash utilized for investing activities reflects cash payments of $155.5 million related to the acquisition of POWER RANGERS during the second quarter of 2018, partially offset by $6.4 million received on the installment note described above.
Net cash provided (utilized) by financing activities was $2,810.6 million, ($737.1) million, and ($312.2) million in 2019, 2018 and 2017, respectively.
Financing activities associated with the Company's acquisition of eOne in 2019 include:

•
Net proceeds of $2,355.0 million from the November 2019 issuance of an aggregate of $2,375.0 million of senior unsecured long-term debt securities consisting of the following tranches: $300.0 million 2.60% notes due 2022; $500.0 million 3.00% notes due 2024; $675.0 million 3.55% notes due 2026; and $900.0 million 3.90% notes due 2029. The proceeds were net of debt issuance discount and fees of $20.0 million. The proceeds of the long-term debt issuance were used to finance, in part, the acquisition of eOne.

•	Net proceeds of $975.2 million from the issuance of 10,592,106 shares of common stock, par value $0.50 per share, at a public offering price of $95.00 per share.

•	Debt acquisition costs of $26.7 million paid in relation to eOne acquisition financing arrangements.
In addition to the amounts above, net cash from 2019 financing activities includes the Company's payment of $100.0 million related to the 2018 POWER RANGERS brand acquisition, which consisted of a $75.0 million deferred purchase price payment and $25.0 million release from escrow. There are no remaining payments due to Saban Properties related to the POWER RANGERS brand acquisition.
Financing activities in 2019, 2018 and 2017, also reflect $61.4 million, $250.1 million, and $151.3 million, respectively, of cash paid, including transaction costs, to repurchase the Company’s Common Stock. During 2019, 2018 and 2017, the Company repurchased 0.7 million, 2.7 million, and 1.6 million shares, respectively, at an average price of $87.41, $94.15, and $94.74, respectively. A portion of the 2018 share repurchases were executed to offset the issuance of 3.1 million shares to Saban Properties included as part of the POWER RANGERS asset acquisition. At December 29, 2019, $366.6 million remained for share repurchases under the May 2018 Board authorization.
Dividends paid were $336.6 million in 2019, $309.3 million in 2018 and $277.0 million in 2017. The Company has increased its quarterly dividend rate from $0.57 in 2017 to $0.63 in 2018 and to $0.68 in 2019. Net repayments of short-term borrowings were $8.8 million, $142.4 million and $18.4 million in in 2019, 2018 and 2017, respectively. The Company generated cash from employee stock option transactions of $31.8 million, $30.0 million, and $29.4 million in 2019, 2018 and 2017, respectively. The Company paid withholding taxes related to share-based compensation of $13.1 million, $58.3 million and $32.0 million in 2019, 2018 and 2017, respectively.
Financing activities in 2017 include net proceeds of $493.9 million from the September 2017 issuance of $500.0 million 3.50% long-term notes due 2027, net of $6.1 million of debt issuance costs, partially offset by the repayment of $350.0 million 6.30% long-term notes that matured in September 2017.

Sources and Uses of Cash
The Company commits to inventory production, advertising and marketing expenditures prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable sometimes makes it necessary for the Company to borrow amounts during the latter part of the year. During 2019 and 2018, the Company primarily used cash from operations and, to a lesser extent, borrowings under available lines of credit to fund its working capital. During 2017, the Company primarily used cash from operations and, to a lesser extent, borrowings under its commercial paper program and available lines of credit to fund its working capital.
The Company has an agreement with a group of banks which provides for a commercial paper program (the “Program”). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Borrowings under the Program are supported by the Company’s revolving credit agreement. The Company had no outstanding borrowings related to the Program at December 29, 2019.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). Loans under the Term Loan Facilities will bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, in each case plus a per annum applicable rate that fluctuates (1) in the case of the Three-Year Tranche, between 87.5 basis points and 175.0 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 75.0 basis points, in the case of loans priced at the Base Rate, and (2) in the case of the Five-Year Tranche, between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued to the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche will require principal amortization payments that will be payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the Effective Date, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter.

During the third quarter of 2019, the Company entered into a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1,500.0 million, comprised of (1) $1,100.0 million, of commitments effective as of September 20, 2019, and (2) $400.0 million of commitments that became effective upon completion of the acquisition of eOne on December 30, 2019. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. Upon the additional $400.0 million of commitments becoming effective, the Amended Revolving Credit Agreement was extended through September 20, 2024. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. Prior to the September 2019 amendment, the Revolving Credit Agreement provided for a $1,100.0 million revolving credit facility. The Company was in compliance with all covenants as of and for the year ended December 29, 2019. The Company had no borrowings outstanding under its committed revolving credit facility as of December 29, 2019. However, letters of credit outstanding under this facility as of December 29, 2019 were approximately $2.7 million. Amounts available and unused under the committed line at December 29, 2019 were approximately $1,097.3 million, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $11.7 million was utilized at December 29, 2019. Of the amount utilized under, or supported by, the uncommitted lines, approximately $0.5 million and $11.2 million represent outstanding short-term borrowings and letters of credit, respectively.
The Company has principal amounts of long-term debt at December 29, 2019 of approximately $4,084.9 million due at varying times from 2021 through 2044. As described above, the Company issued an aggregate of $2,375.0 million of senior unsecured long-term debt securities in November 2019 in connection with the financing of the eOne acquisition. The Company also had letters of credit and other similar instruments of $14.0 million and 2020 purchase commitments of $671.0 million outstanding at December 29, 2019. In 2020, the Company expects capital expenditures to be in the range of $160.0 million to $170.0 million. In addition, the Company expects to be committed to guaranteed royalty payments of approximately $111.0 million in 2020.
On December 30, 2019, the Company completed the acquisition of eOne. The cash transaction was valued at approximately £2.9 billion or $3.8 billion at the December 30, 2019 GBP to USD exchange rate of 1.31. On that date, the Company borrowed the full amount of $1.0 billion under the Term Loan Facilities. In addition, the Company redeemed eOne’s outstanding senior secured notes and paid off the debt outstanding under eOne’s revolving credit facility, which together represented approximately £0.6 billion or approximately $0.8 billion.
Critical Accounting Policies and Significant Estimates
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include recoverability of goodwill and intangible assets and income taxes. Additionally, the Company identified the valuation of the Company’s equity method investment in Discovery Family Channel as a significant accounting estimate.
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

If it is more likely than not that impairment exists, a quantitative goodwill impairment test is performed. When performing a quantitative impairment test, goodwill is tested for impairment by comparing the carrying value to the estimated fair value of the reporting unit which is calculated using an income approach. Other intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value. During the fourth quarter of 2019, the Company performed a qualitative assessment with respect to certain of its reporting units with goodwill totaling $494.6 million. The Company utilized this approach for all reporting units based on the amount by which historical estimated reporting unit fair values exceeded carrying values. Based on its qualitative assessments, the Company concluded that there was no impairment of goodwill to reporting units tested using the qualitative approach during 2019.
During the fourth quarter of 2018, the Company took a number of actions to react to a rapidly changing mobile gaming industry that resulted in a modification to the Company’s long-term plan for its Backflip business. These modifications included organizational actions and related personnel changes, the extension of launch dates for games currently in or planned for development and the addition of partners for the development of future game releases. The modifications resulted in changes to the long-term projections for the Backflip business which led the Company to conclude the goodwill associated with the Backflip reporting unit was impaired. The goodwill impairment analysis involved comparing the Backflip carrying value to its estimated fair value, which was calculated based on the Income Approach. To calculate the fair value of the future cash flows under the Income Approach, a discount rate of 19% was utilized, representing the reporting unit’s estimated weighted-average cost of capital. Based on the results of the impairment test, the Company determined that the carrying value of the Backflip reporting unit exceeded its estimated fair value. The Company recorded an impairment charge of $86.3 million within administrative expense and in the Company’s Entertainment, Licensing and Digital segment, during the fourth quarter of 2018, which was the full amount of remaining goodwill associated with the Backflip reporting unit. Subsequently, during 2019 the Company made the decision to close the Backflip business.
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
Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. There were no triggering events in 2019 which would indicate impairment existed in the Company's intangible assets during 2019.
As part of its assessment of intangible assets in the fourth quarter of 2018, the Company completed impairment testing relating to certain property rights, both owned or related to license agreements. Specifically, the Company reviewed intangible assets recorded in connection with licensed property rights and owned technology. Due to a decline in revenue and revised projections for future revenue, it was determined that the intangible asset carrying values exceeded expected future cash flows, indicating that the intangible asset was impaired, and resulted in a charge of $31.3 million recorded within administrative expense.
Income Taxes
The Company’s annual income tax rate is based on its income, statutory tax rates, changes in prior tax positions and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and evaluate its tax positions. Despite the Company’s belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established in the event that these positions are challenged, and the Company is not successful in defending these challenges. These estimated liabilities, as well as the related interest, are adjusted in light of changing facts and circumstances such as the progress of a tax audit. In addition, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that established new tax laws in 2018, including, but not limited to, reducing the U.S. statutory tax rate from 35% to 21% and creating new taxes on certain foreign-sourced earnings and certain related-party payments.
In May 2019, a public referendum held in Switzerland approved Swiss Federal Act on Tax Reform and AHV Financing (TRAF) proposals previously approved by Swiss Parliament. The Swiss tax reform measures are effective on January 1, 2020. Changes in tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The enacted changes in Swiss federal tax were not material to the Company's consolidated financial statements. Swiss cantonal tax was enacted in December 2019. Due to the uncertain nature of the cantonal legislation, the Company is still assessing the transitional provision options it may elect; however, the pending legislation is not expected to have a material effect on the Company’s consolidated financial statements. We will continue to review TRAF as the Swiss authorities provide additional interpretive guidance on the new law and related transitional methodology.
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
Valuation of Equity Method Investment in Discovery Family Channel
The Company owns an interest in a joint venture, Discovery Family Channel (“the Network”), with Discovery Communications, Inc. (“Discovery”). The Company has determined that it does not meet the control requirements to consolidate the Network and accounts for the investment using the equity method of accounting. The Network was established to create a cable television network in the United States dedicated to high-quality children’s and family entertainment. In October 2009, the Company purchased an initial 50% share in the Network for a payment of $300 million and certain future tax payments based on the value of certain tax benefits expected to be received by the Company. In September 2014, the Company and Discovery amended their relationship with respect to the Network and Discovery increased its equity interest in the Network to 60% while the Company retained a 40% equity interest in the Network.
The Company tests its equity method investment in the Network for impairment annually. If an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim test at that time. The Company’s valuation of its equity method investment in the Network includes assumptions surrounding forecasted revenue and expenses, a discount rate and a terminal growth rate, which are used to estimate the fair value of the investment and involve a high degree of subjectivity given the volatility in consumer interest when choosing entertainment media.

Contractual Obligations and Commercial Commitments
In the normal course of its business, the Company enters into contracts related to obtaining rights to produce products under license, which may require the payment of minimum guarantees, as well as contracts related to the leasing of facilities and equipment. In addition, the Company has $4,084.9 million in principal amount of long-term debt outstanding at December 29, 2019. Future payments required under these and other obligations, expressed in millions of dollars as of December 29, 2019, are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt	$—	300.0	300.0	—	500.0	2,984.9	4,084.9
Interest payments on long-term debt	163.1	158.4	153.7	145.9	145.9	1,095.4	1,862.4
Operating lease commitments	36.4	31.8	28.8	22.6	13.1	33.6	166.3
Future minimum guaranteed contractual royalty payments	111.0	98.5	66.9	0.2	0.2	0.5	277.3
Transition Tax[a]	18.4	18.4	18.4	34.4	45.9	57.3	192.8
Tax sharing agreement[b]	4.7	4.9	5.1	5.4	6.0	3.2	29.3
Purchase commitments[c]	386.0	105.0	95.0	85.0	—	—	671.0
	$719.6	717.0	667.9	293.5	711.1	4,174.9	7,284.0
On December 30, 2019, the Company borrowed $1.0 billion under its Term Loan Facilities in order to finance, in part, the acquisition of eOne. The maturities of the Term Loan facilities are $22.5 million in 2020, $30.0 million in 2021, $452.5 million in 2022, $60.0 million in 2023 and $435.0 million in 2024.

[a]
As discussed above, the Tax Act requires the Company to pay a one-time mandatory deemed repatriation tax on undistributed foreign earnings of $308.0 million. The Company utilized $78.5 million of existing tax credits to reduce the $308.0 million U.S. federal income tax liability, which resulted in $229.5 million to be paid in interest-free installments through 2025, of which $18.4 million was paid in 2019 and 2018. See note 11 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion.

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

[c]
Purchase commitments represent agreements (including open purchase orders) to purchase inventory and tooling in the ordinary course of business as well as purchase commitments under a manufacturing agreement. The reported amounts exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheets as of December 29, 2019.

Other Expected Future Payments
From time to time, the Company may be party to arrangements, contractual or otherwise, whereby the Company may not be able to estimate the ultimate timing or amount of the related payments. As such, these amounts have been excluded from the table above and described below:

•
Included in other liabilities in the consolidated balance sheets at December 29, 2019, the Company has a liability of $42.2 million of potential tax, interest and penalties for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate amount or timing of payments related to this liability.

•	At December 29, 2019, the Company had letters of credit and related instruments of approximately $14.0 million.
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
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. At December 29, 2019, the Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $43.3 million decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the value of the forecasted foreign currency transactions.
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
The Company reflects all derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At December 29, 2019, these contracts had net unrealized gains of $43.7 million, of which $42.3 million are recorded in prepaid expenses and other current assets, $6.7 million are recorded in other assets and $5.3 million are recorded in accrued liabilities. Included in accumulated other comprehensive earnings at December 29, 2019 are deferred gains of $12.7 million, net of tax, related to these derivatives.
During the third quarter of 2019, the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the eOne acquisition purchase price and other transaction related costs using a series of both foreign exchange forward and option contracts. These contracts do not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. As of December 29, 2019, these derivative instruments had a total notional value of $4,468.8 million and a net fair value of $34.1 million which is recorded to prepaid expenses and other assets within the Company's consolidated financial statements. In addition, the Company recorded gains of $80.0 million on matured contracts to other (income) expense, net for the year ended December 29, 2019.
At December 29, 2019, the Company had fixed rate long-term debt of $4,084.9 million. Of this long-term debt, $600.0 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300.0 million of 3.15% notes due 2021 and $300.0 million of 5.10% notes due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at December 29, 2019 are deferred losses, net of tax, of $17.9 million related to these derivatives.
On June 23, 2016, the UK voted in a referendum to leave the EU, commonly referred to as Brexit. The UK government triggered the formal two-year period to negotiate the terms of the UK’s exit on March 29, 2017. These events resulted in an immediate weakening of British pound sterling against the US dollar, and increased volatility in the foreign currency markets which continued through 2019. These fluctuations initially affected Hasbro’s financial results, although the impact was partially mitigated by the Company’s hedging strategy. On January 31, 2020, the UK formally withdrew from the EU, entering a transitional period which is currently expected to end on December 31, 2020. During this transitional period, EU law will continue to apply in the UK while providing time for the UK and EU to negotiate the details of their future relationship. Financial, trade and legal implications of the UK leaving the EU remain uncertain. The Company continues to closely monitor the negotiations and the impact to foreign currency markets, taking appropriate actions to support the Company’s long-term strategy and to mitigate risks in its operational and financial activities. However, the Company cannot predict the direction of Brexit-related developments nor the impact of those developments on our European operations and the economies of the markets in which they operate.
The Economy and Inflation
The principal market for the Company’s products is the retail sector. Revenues from the Company’s top five customers, all retailers, accounted for approximately 38% of its consolidated net revenues in 2019 and 2018 and 42% of its consolidated net revenues in 2017. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.
The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2019, approximately 64% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.
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
The effect of inflation on the Company’s operations during 2019 was not significant and the Company will continue its practice of monitoring costs and adjusting prices, accordingly.
Coronavirus Outbreak
The global outbreak of the coronavirus currently being experienced in markets in which we, our employees, consumers, customers, suppliers and manufacturers operate, could have a significant negative impact on our revenues, profitability and business. While we have developed and continue to develop plans to help mitigate the negative impact of the coronavirus to our business, the efforts will not completely prevent our business from being adversely affected, and the longer the outbreak impacts supply and demand the more negative the impact it will have on our business, revenues and earnings, and the more limited our ability will be to try and make up for delayed or lost product development, production and sales. The coronavirus outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations. Please see Part I, Item 1A, Risk Factors, for further information.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries (the Company) as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interests for each of the years in the three-year period ended December 29, 2019, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842) and Accounting Standards Update 2018-11, Leases (Topic 842): Targeted Improvements.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessing the carrying value of the investment in Discovery Family Channel
As discussed in Note 6 to the consolidated financial statements, the Company’s equity method investment in Discovery Family Channel, Inc. (DFC) at December 29, 2019 was $223.8 million. Difficulties in increasing subscribers to DFC has led to a fair value estimate of the Company’s investment in DFC that approximates its carrying value. This indicated a higher risk that the fair value of the investment may be less than its carrying value and the decline may be other than temporary.
We identified assessing the carrying value of the investment in DFC as a critical audit matter. The forecasted revenue, discount rate, and terminal growth rate used to estimate the fair value of the investment involved a high degree of auditor subjectivity given the volatility in consumer interest when choosing entertainment media. The fair value is also sensitive to changes to the forecasted revenue, discount rate, and terminal growth rate assumptions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s impairment evaluation process for equity method investments, including controls related to the review of forecasted revenue, discount rate, and terminal growth rate assumptions. We assessed the Company’s ability to accurately estimate forecasted revenue by comparing historical forecasts to actual revenue reported by DFC. We also compared revenue forecasts to executed contracts. We involved a valuation professional with specialized skills and knowledge who assisted in:

•	evaluating the discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities;

•	evaluating the terminal growth rate by comparing it against publicly available industry reports and to DFC’s historical revenue growth; and

•
developing an estimate of the fair value of the investment using (1) DFC’s forecasted cash flows and estimated terminal growth rate and (2) an independently developed discount rate, which was then compared to the Company’s fair value estimate.

/s/ KPMG LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor, however, we are aware that we have served as the Company’s auditor since at least 1968.
Providence, Rhode Island
February 27, 2020

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 29, 2019 and December 30, 2018
(Thousands of Dollars Except Share Data)

	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$4,580,369	1,182,371
Accounts receivable, less allowance for doubtful accounts of $17,200 in 2019 and $9,100 in 2018	1,410,597	1,188,052
Inventories	446,105	443,383
Prepaid expenses and other current assets	310,450	268,698
Total current assets	6,747,521	3,082,504
Property, plant and equipment, net	382,248	256,473
Other assets
Goodwill	494,584	485,881
Other intangibles, net	646,305	693,842
Other	584,970	744,288
Total other assets	1,725,859	1,924,011
Total assets	$8,855,628	5,262,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$503	9,740
Accounts payable	343,927	333,521
Accrued liabilities	912,652	931,063
Total current liabilities	1,257,082	1,274,324
Long-term debt	4,046,457	1,695,092
Other liabilities	556,559	539,086
Total liabilities	5,860,098	3,508,502
Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares as of 2019 and 209,694,630 shares as of 2018	110,143	104,847
Additional paid-in capital	2,275,726	1,275,059
Retained earnings	4,354,619	4,184,374
Accumulated other comprehensive loss	(184,220)	(294,514)
Treasury stock, at cost, 83,424,129 shares in 2019 and 83,565,598 shares in 2018	(3,560,738)	(3,515,280)
Total shareholders’ equity	2,995,530	1,754,486
Total liabilities and shareholders’ equity	$8,855,628	5,262,988
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended in December
(Thousands of Dollars Except Per Share Data)

	2019	2018	2017
Net revenues	$4,720,227	4,579,646	5,209,782
Costs and expenses
Cost of sales	1,807,849	1,850,678	2,033,693
Royalties	414,549	351,660	405,488
Product development	262,156	246,165	269,020
Advertising	413,676	439,922	501,813
Amortization of intangible assets	47,259	28,703	28,818
Program production cost amortization	85,585	43,906	35,798
Selling, distribution and administration	1,037,103	1,287,560	1,124,793
Total expenses	4,068,177	4,248,594	4,399,423
Operating profit	652,050	331,052	810,359
Non-operating (income) expense
Interest expense	101,878	90,826	98,268
Interest income	(30,107)	(22,357)	(22,155)
Other (income) expense, net	(13,931)	(7,819)	(51,904)
Total non-operating expense, net	57,840	60,650	24,209
Earnings before income taxes	594,210	270,402	786,150
Income taxes	73,756	49,968	389,543
Net earnings	$520,454	220,434	396,607
Per common share
Net earnings
Basic	$4.07	1.75	3.17
Diluted	$4.05	1.74	3.12
Cash dividends declared	$2.72	2.52	2.28
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Fiscal Years Ended in December
(Thousands of Dollars)

	2019	2018	2017
Net earnings	$520,454	220,434	396,607
Other comprehensive earnings (loss):
Foreign currency translation adjustments	9,556	(55,524)	32,017
Unrealized holding gains (losses) on available-for-sale securities, net of tax	514	(2,000)	(390)
Net gains (losses) on cash flow hedging activities, net of tax	11,678	36,107	(90,302)
Changes in unrecognized pension and postretirement amounts, net of tax	14,850	(23,763)	1,555
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(18,459)	1,929	6,390
Amortization of unrecognized pension and postretirement amounts	6,160	9,665	5,875
Settlement of U.S. defined benefit plan	85,995	—	—
Total other comprehensive earnings (loss), net of tax	110,294	(33,586)	(44,855)
Total comprehensive earnings	$630,748	186,848	351,752
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Thousands of Dollars)

	2019	2018	2017
Cash flows from operating activities
Net earnings	$520,454	220,434	396,607
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	133,528	139,255	143,018
Impairment of goodwill	—	86,253	—
Impairment of intangible assets	—	31,303	—
Pension Settlement	110,962	—	—
Amortization of intangible assets	47,259	28,703	28,818
Program production cost amortization	85,585	43,906	35,798
Deferred income taxes	(14,956)	(11,094)	112,105
Stock-based compensation	28,044	27,892	56,032
Other non-cash items	(54,184)	(18,879)	(44,001)
Changes in operating assets and liabilities, net of acquired and disposed balances:
(Increase) decrease in accounts receivable	(211,450)	180,113	(50,376)
Increase in inventories	(4,631)	(37,211)	(25,301)
Decrease (increase) in prepaid expenses and other current assets	18,106	(11,929)	24,450
Program production costs, net of tax rebates received	(33,851)	(131,984)	(48,003)
Increase (decrease) in accounts payable and accrued liabilities	62,277	107,426	(80,461)
Net deemed repatriation tax	(14,550)	27,027	181,305
Other, including long-term advances	(19,532)	(35,218)	(5,613)
Net cash provided by operating activities	653,061	645,997	724,378
Cash flows from investing activities
Additions to property, plant and equipment	(133,636)	(140,426)	(134,877)
Investments and acquisitions, net of cash acquired	(8,761)	(155,451)	—
Net gains on derivative contracts	79,990	—	—
Other	1,452	9,400	3,396
Net cash utilized by investing activities	(60,955)	(286,477)	(131,481)
Cash flows from financing activities
Net proceeds from borrowings with maturity greater than three months	2,354,957	—	493,878
Repayments of borrowings with maturity greater than three months	—	—	(350,000)
Net repayments of other short-term borrowings	(8,828)	(142,357)	(18,419)
Purchases of common stock	(61,387)	(250,054)	(151,311)
Stock-based compensation transactions	31,786	29,999	29,431
Dividends paid	(336,604)	(309,258)	(276,973)
Payments related to tax withholding for share-based compensation	(13,123)	(58,344)	(31,994)
Deferred acquisition payments	(100,000)	—	—
Proceeds from issuance of common stock	975,185	—	—
Deferred financing fees paid	(26,653)	—	—
Other	(4,760)	(7,087)	(6,785)
Net cash provided (utilized) by financing activities	2,810,573	(737,101)	(312,173)
Effect of exchange rate changes on cash	(4,681)	(21,282)	18,225
Increase (decrease) in cash and cash equivalents	3,397,998	(398,863)	298,949
Cash and cash equivalents at beginning of year	1,182,371	1,581,234	1,282,285
Cash and cash equivalents at end of year	$4,580,369	1,182,371	1,581,234
Supplemental information
Interest paid	$82,205	82,258	89,294
Income taxes paid	$103,149	117,854	115,753
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests
(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Redeemable Noncontrolling Interests
Balance, December 25, 2016	$104,847	985,418	4,148,722	(194,570)	(3,181,681)	$1,862,736	$22,704
Net earnings	—	—	396,607	—	—	396,607	—
Impact of adoption of ASU 2016-09	—	916	(697)	—	—	219
Acquisition of remaining interest in Backflip	—	22,704	—	—	—	22,704	(22,704)
Other comprehensive loss	—	—	—	(44,855)	—	(44,855)	—
Stock-based compensation transactions	—	(13,021)	—	—	(16,001)	(29,022)	—
Purchases of common stock	—	—	—	—	(150,054)	(150,054)	—
Stock-based compensation expense	—	54,588	—	—	1,444	56,032	—
Dividends declared	—	—	(284,410)	—	—	(284,410)	—
Balance, December 31, 2017	$104,847	1,050,605	4,260,222	(239,425)	(3,346,292)	$1,829,957	$—
Net earnings	—	—	220,434	—	—	220,434	—
Impact of adoption of ASU 2018-02	—	—	21,503	(21,503)	—	—
Issuance of shares for Saban purchase	—	198,853	—	—	81,544	280,397	—
Other comprehensive loss	—	—	—	(33,586)	—	(33,586)	—
Stock-based compensation transactions	—	(2,075)	—	—	(694)	(2,769)	—
Purchases of common stock	—	—	—	—	(250,054)	(250,054)	—
Stock-based compensation expense	—	27,676	—	—	216	27,892	—
Dividends declared	—	—	(317,785)	—	—	(317,785)	—
Balance, December 30, 2018	$104,847	1,275,059	4,184,374	(294,514)	(3,515,280)	$1,754,486	$—
Net earnings	—	—	520,454	—	—	520,454	—
Equity Issuance, net of fees	5,296	969,889	—	—	—	975,185	—
Other comprehensive earnings	—	—	—	110,294	—	110,294	—
Stock-based compensation transactions	—	2,970	—	—	15,693	18,663	—
Purchases of common stock	—	—	—	—	(61,387)	(61,387)	—
Stock-based compensation expense	—	27,808	—	—	236	28,044	—
Dividends declared	—	—	(350,209)	—	—	(350,209)	—
Balance, December 29, 2019	$110,143	2,275,726	4,354,619	(184,220)	(3,560,738)	$2,995,530	$—
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
Principles of Consolidation
The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries (“Hasbro” or the “Company”). Investments representing 20% to 50% ownership interests in other companies are accounted for using the equity method. For those majority-owned subsidiaries that are not 100% owned by Hasbro, the interests of the minority owners are accounted for as noncontrolling interests. At December 29, 2019, the Company had no majority-owned subsidiaries.
All intercompany balances and transactions have been eliminated.
Fiscal Year
Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 29, 2019 and December 30, 2018 were fifty-two week periods while the year ended December 31, 2017 was a fifty-three week period.
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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

each reporting date. The standard update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company has evaluated the requirements of ASU 2016-13 and currently does not expect the standard to have a material impact on its consolidated financial statements.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At both December 29, 2019 and December 30, 2018, substantially all inventory is comprised of finished goods.
Equity Method Investment
For the Company’s equity method investments, only the Company’s investment in and amounts due to and from the equity method investment are included in the consolidated balance sheets and only the Company’s share of the equity method investment’s earnings (losses) is included in other (income) expense, net in the consolidated statements of operations. Dividends, cash distributions, loans or other cash received from the equity method investment, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statements of cash flows.
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
Property, plant and equipment, net is reviewed for impairment whenever events or circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset or related asset group to future undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value wherein the fair value is the appraised value. Furthermore, assets to be disposed of are carried at the lower of the net book value or their estimated fair value less disposal costs.
Goodwill and Other Intangible Assets, Net
Goodwill results from acquisitions the Company has made over time. Substantially all of the Company's other intangible assets consist of the cost of acquired product rights. In establishing the value of such rights, the Company considers existing trademarks, copyrights, patents, license agreements and other product-related rights. These rights were valued on their acquisition dates based on the anticipated future cash flows from the underlying product lines. The Company has certain intangible assets related to the Tonka and Milton Bradley acquisitions that have indefinite lives.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment at least annually. The annual goodwill test begins with a qualitative assessment, where qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment. Prior to the adoption of Accounting Standards Update No. 2017-04 ("ASU 2017-04"), the quantitative assessment consisted of a two-step process beginning with an estimation of fair value of the reporting unit using an income approach, which looked to the present value of expected future cash flows. The first step was a screen for potential impairment while the second step was to determine the implied fair value of the goodwill and compare it to its carrying amount on the balance sheet. Under ASU 2017-04, the Step 2 test was eliminated. As a result, once it has been determined that the carrying amount of a reporting unit exceeds its fair value, the excess carrying amount is recognized as an impairment loss.
During the fourth quarter of 2019, the Company performed a qualitative assessment with respect to goodwill associated with its reporting units and determined that it was not necessary to perform a quantitative assessment for the goodwill of the reporting units.
During the fourth quarter of 2018, the Company recorded a non-cash impairment charge of $86,253 within administrative expense and in the Company’s Entertainment, Licensing and Digital segment, which was the full amount of remaining goodwill associated with the Backflip reporting unit. See further discussion in note 5.
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
The remaining intangible assets having definite lives are being amortized over periods ranging from two to twenty-five years, primarily using the straight-line method.
The Company reviews other intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value wherein that fair value is determined based on discounted cash flows. In 2019 and 2017 there were no intangible asset impairments recorded. In the fourth quarter of 2018, the Company recorded non-cash impairments of $31,303. See further discussion in note 5.
Financial Instruments
Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 29, 2019, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 29, 2019 also include long-term borrowings (see note 10 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 13 and 17).

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Revenue Recognition
Revenue is recognized when control of the promised goods is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606 or the “New Revenue Standard”) using the modified retrospective method. ASC 606 superseded the revenue recognition requirements in ASC 605 – Revenue Recognition and most industry-specific guidance in U.S. GAAP. The New Revenue Standard provides a five-step model for analyzing contracts and transactions to determine when, how, and if revenue is recognized. Revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The cumulative impact of the adoption of the New Revenue Standard was not material to the Company therefore the Company did not record any adjustments to retained earnings. This was determined by analyzing contracts not completed as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For further details, see note 2 for further discussion.
Revenue recognition from the sale of finished products to customers, which is the majority of the Company’s revenues, did not change under the new standard and the Company does not expect material changes in the future as a result of the New Revenue Standard related to the sale of finished products to its customers. Within the Company’s Entertainment, Licensing and Digital segment, the timing of revenue recognition for minimum guarantees that the Company receives from licensees was impacted by the New Revenue Standard. Prior to the adoption of ASC 606, for licenses of the Company’s brands that are subject to minimum guaranteed license fees, the Company recognized the difference between the minimum guaranteed amount and the actual royalties earned from licensee merchandise sales (“shortfalls”) at the end of the contract period, which was in the fourth quarter for most of the Company’s licensee arrangements. In periods following January 1, 2018, minimum guaranteed amounts are being recognized on a straight-line basis over the license period. While the impact of this change is not material to full year revenues, it impacts the timing of revenue recognition within the Company’s Entertainment, Licensing and Digital segment such that under ASC 606, less revenues are recorded in the fourth quarter and more revenues are recorded within the first, second, and third quarters. No other areas of the Company’s business were materially impacted by the New Revenue Standard.
The majority of the Company’s revenues are derived from sales of finished products to customers. Revenues from sales of finished products to customers accounted for 91%, 92% and 94% of the Company’s revenues for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively. When determining whether control of the finished products has transferred to the customer, the Company considers any future performance obligations. Generally, the Company has no post-shipment obligation on sales of finished products to customers and revenues from product sales are recognized upon passing of title to the customer, which is generally at the time of shipment. Any shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within selling, distribution, and administration expenses. The Company offers various discounts, rebates, allowances, returns, and markdowns to its customers (collectively, “allowances”), all of which are considered when determining the transaction price. Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues. Other allowances can vary depending on future outcomes such as customer sales volume (“variable consideration”). The Company estimates the amount of variable consideration using the expected value method. In estimating the amount of variable consideration using the expected value method, the Company considers various factors including but not limited to: customer terms, historical experience, any expected deviations from historical experience, and existing or expected market conditions. The Company then records an estimate of variable consideration as a reduction to revenues at the time of sale. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. Historically, adjustments to estimated variable consideration have not been material.
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

The Company also develops application based digital games featuring its brands within the games. These games are hosted primarily by third-party platform providers. The Company does not charge a fee to the end users for the download of the games or the ability to play the games. The end users make in-application purchases of virtual currencies, via the Company’s platform providers, with such purchased virtual currencies to be used in the games. The Company records revenues from in-application purchases based on either the usage patterns of the players or the player’s estimated life. The Company’s digital game’s revenues are currently recognized within six months of purchase. The Company controls all aspects of the digital goods delivered to the consumer. The third-party platform providers are providing only the service of hosting and administering transactions from the end users. In some cases, the Company is the principal in the arrangement and records the gross revenues within Net Revenues in our Consolidated Statements of Operations. The fees charged by the third-party platform providers to the Company are recorded within cost of sales. In other cases, the Company is an agent in the arrangement and records the revenues, net of related fees, within Net Revenues in our Consolidated Statements of Operations.
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
In March 2019, the FASB issued Accounting Standards Update No. 2019-02 (ASU 2019-02) Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350) - Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The amendments in this update align cost capitalization of episodic television series production costs with that of film production cost capitalization. In addition, this update addresses impairment testing procedures with regard to film groups, when a film or license agreement is expected to be monetized with other films and/or license

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

agreements.  The intention of this update is to align accounting treatment with changes in production and distribution models within the entertainment industry and to provide increased transparency of information provided to users of financial statements about produced and licensed content.  For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company has evaluated the standard and does not expect the standard to materially impact its consolidated financial statements.
Shipping and Handling
Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2019, 2018 and 2017, these costs were $218,742, $206,307 and $190,999, respectively, and are included in selling, distribution and administration expenses.
Operating Leases
Prior to 2019 Hasbro recorded lease expense on a straight-line basis inclusive of rent concessions and increases. Reimbursements from lessors for leasehold improvements were deferred and recognized as a reduction to lease expense over the remaining lease term.
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability is based on the present value of lease payments and the asset is based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. Certain other quantitative and qualitative disclosures are also required. ASU 2016-02 was required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provided an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to retained earnings. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms were evaluated, including extension and renewal options as well as the lease payments associated with the leases. As a result of the adoption of the standard, in the first quarter of 2019, the Company recorded right-of-use assets of $121,230 and lease liabilities of $139,520. The Company’s results of operations were not impacted by this standard. The adoption of this standard did not have an impact on the Company’s cash flows. For further details, see note 16.
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
Pension Plans, Postretirement and Postemployment Benefits
Pension expense and related amounts in the consolidated balance sheets are based on actuarial computations of current and future benefits. Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. The corridor used for this purpose is equal to 10% of the greater of plan liabilities or market asset values, and future periods vary by plan, but generally equal the actuarially determined average expected future working lifetime of active plan participants. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retired under any of its United States defined benefit pension plans prior to January 1, 2020, and meet certain age and length of service requirements. During the fourth quarter of 2019, with the approval of the Compensation Committee of the Company's Board of Directors, the Company announced the elimination of the contributory postretirement health and life insurance coverage for employees whose retirement eligibility begins after December 31, 2019 (See note 15).
The cost of providing these benefits on behalf of employees who retired prior to 1993 has been substantially borne by the Company.
The cost of providing benefits on behalf of eligible employees who retire after 1992 is borne by the employee. It also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.
In March 2017, the FASB issued Accounting Standards Update No. 2017-7 (ASU 2017-7), Compensation –Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost. Companies will present all other components of net benefit cost outside operating income, if this subtotal is presented. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted this standard January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements in the fiscal years ended December 29, 2019 and December 30, 2018.
In February 2018, the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan ("U.S. Pension Plan").  During the first quarter of 2018 the Company commenced the U.S. Pension Plan termination process and received regulatory approval during the fourth quarter of 2018. During the second quarter of 2019, the Company settled all remaining benefits directly with vested participants electing a lump sum payout, and purchased a group annuity contract from Massachusetts Mutual Life Insurance Company to administer all future payments to remaining U.S. Pension Plan participants. Upon settlement of the pension liability, which occurred in May 2019, the Company recognized a non-operating settlement charge of $110,777, and an additional settlement charge of $185 in December 2019, related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's consolidated statements of operations, adjusted for market conditions and settlement costs at benefit distribution.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Stock-Based Compensation
The Company has a stock-based employee compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. All awards are measured at fair value at the date of the grant and amortized as expense on a straight-line basis over the requisite service period of the award. For awards contingent upon Company performance, the measurement of the expense for these awards is based on the Company’s current estimate of its performance over the performance period. See note 14 for further discussion.
Risk Management Contracts
Hasbro uses foreign currency forward contracts, foreign currency option contracts and zero cost collar options to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars as well as Euros. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
At the inception of the contracts, Hasbro designates its derivatives as either cash flow or fair value hedges. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at the inception of the hedge and on an on-going basis, the effectiveness of the derivatives used in hedging transactions in offsetting changes in the cash flows of the forecasted transaction. In reporting periods prior to 2019, the ineffective portion of a hedging derivative, if any, was recognized in the consolidated statements of operations in other (income) expense.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments expand and refine hedge accounting for both non-financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the underlying hedged item in the financial statements. The impact of the standard includes elimination of the requirement to separately measure and recognize hedge ineffectiveness in the consolidated statements of operations and requires the presentation of fair value adjustments to hedging instruments to be included in the same income statement line as the hedged item. For public companies, this standard was effective for annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2017-12 in the first quarter of 2019. The adoption of this standard did not have a material impact on the Company’s results or consolidated financial statements.
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
During the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the Entertainment One Ltd. ("eOne") acquisition purchase price and other transaction related costs using a series of both foreign exchange forward and option contracts. The Company recorded realized gains of $80,000 to other (income) expense, net on the matured portion of these hedging instruments for the year ended December 29, 2019. These instruments did not qualify for hedge accounting and as such, the outstanding portion of these hedging instruments were marked to market through the Company's Consolidated Statement of

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Operations resulting in unrealized gains of $34,100 recorded to other (income) expense, net for the year ended December 29, 2019.
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
Net Earnings Per Common Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year as well as awards that have not been issued but all contingencies have been met. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 928, 1,077 and 499 for 2019, 2018, and 2017, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.
A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 29, 2019 is as follows:

	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$520,454	520,454	220,434	220,434	396,607	396,607
Average shares outstanding	127,896	127,896	126,132	126,132	125,039	125,039
Effect of dilutive securities:
Options and other share-based awards	—	603	—	758	—	1,992
Equivalent shares	127,896	128,499	126,132	126,890	125,039	127,031
Net earnings attributable to Hasbro, Inc. per share	$4.07	4.05	1.75	1.74	3.17	3.12

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(2)	Revenue Recognition
In addition to the required disclosures below, please see further discussion of the Company revenue recognition policy in note 1.
As of December 29, 2019, the Company did not have any material future performance commitments for film streaming or television orders that have not yet been delivered.
Contract Assets and Liabilities
A contract asset is defined as an entity’s right to consideration for goods or services that the entity has transferred to a customer. A contract liability is defined to occur if the customer’s payment of consideration precedes the entity’s performance and represents the entity’s obligation to transfer goods or services to a customer for which the entity has received consideration. The Company occasionally will require payment from customers for finished product in advance of the customer receiving control of the finished product. In these situations, the Company defers revenue on the advanced payment until the customer has control of the finished product, generally within the next month. Within our Entertainment, Licensing and Digital segment, the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied. The Company defers revenues on these advanced payments until its performance obligation is satisfied. The aggregate deferred revenues are recorded as liabilities and were $46,766, and $50,759 as of December 29, 2019 and December 30, 2018, respectively, and the changes in deferred revenues are not material to the Company’s consolidated statement of operations for the years ended December 29, 2019 and December 30, 2018. The Company records contract assets in the case of minimum guarantees, that are being recognized ratably over the term of the respective license periods. At December 29, 2019 and December 30, 2018, these contract assets were $46,959 and $18,166, respectively, of which $32,182 and $12,895, respectively, were recorded in Prepaid Expenses and Other Current Assets and $14,777 and $5,271, respectively, were recorded as Other Long-Term Assets.
Accounts Receivable and Allowance for Doubtful Accounts
The Company’s accounts receivable on the consolidated balance sheets as of December 29, 2019 and December 30, 2018 are primarily from contracts with customers. In the year ended December 30, 2018, the Company recorded a bad debt charge of approximately $49,000 related to Toys“R”Us. In the year ended December 31, 2017, the Company recorded a bad debt charge of approximately $18,000 related to Toys"R"Us. The Company had no other material bad debt expense in the years ended December 29, 2019, December 30, 2018, or December 31, 2017.
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
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for each of the three fiscal years ended December 29, 2019.

	2019	2018	2017
Other comprehensive earnings (loss), tax effect:
Tax (expense) benefit on unrealized holding (losses) gains	$(150)	$581	221
Tax benefit (expense) on cash flow hedging activities	223	(930)	4,850
Tax (expense) benefit on changes in unrecognized pension amounts	(3,518)	6,085	(2,363)
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	2,269	817	(4,881)
Tax benefit on amortization of unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(2,005)	(2,729)	(3,482)
Tax benefit on settlement of U.S. defined benefit plan	(24,966)	—	—
Total tax effect on other comprehensive earnings (loss)	$(28,147)	3,824	(5,655)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains on Available for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2019
Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)
Current period other comprehensive earnings (loss)	14,850	11,678	514	9,556	36,598
Reclassifications from AOCE to earnings	92,155	(18,459)	—	—	73,696
Balance at December 29, 2019	$(36,129)	(5,232)	(230)	(142,629)	(184,220)
2018
Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)
Adoption of ASU 2018-02	(18,065)	(3,660)	222	—	(21,503)
Current period other comprehensive earnings (loss)	(23,763)	36,107	(2,000)	(55,524)	(45,180)
Reclassifications from AOCE to earnings	9,665	1,929	—	—	11,594
Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)
2017
Balance at December 25, 2016	$(118,401)	51,085	1,424	(128,678)	(194,570)
Current period other comprehensive earnings (loss)	1,555	(90,302)	(390)	32,017	(57,120)
Reclassifications from AOCE to earnings	5,875	6,390	—	—	12,265
Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)

Gains (Losses) on Derivative Instruments
At December 29, 2019, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $12,686 in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2019 or forecasted to be purchased from 2020 through 2022, intercompany expenses expected to be paid or received during 2020, television and movie production costs paid in 2019 or expected to be paid in 2020,

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

and cash receipts for sales forecasted to be made in 2020 through 2022. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales, royalties or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At December 29, 2019, deferred losses, net of tax, of $17,918 related to these instruments remained in AOCE. For the year ended December 29, 2019, losses, net of tax of $1,394 related to these hedging instruments were reclassified from AOCE to net earnings. For each of the years ended December 30, 2018 and December 31, 2017, losses, net of tax of $1,394 and $1,170 related to these hedging instruments were reclassified from AOCE to net earnings.
Of the net deferred gains included in AOCE at December 29, 2019, the Company expects approximately $7,041 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See notes 15 and 17 for additional discussion on reclassifications from AOCE to earnings.

(4)	Property, Plant and Equipment

	2019	2018
Land and improvements	$3,220	3,243
Buildings and improvements	194,619	191,096
Machinery, equipment and software	493,000	446,628
	690,839	640,967
Less accumulated depreciation	505,884	462,710
	184,955	178,257
Tools, dies and molds, net of accumulated depreciation	70,613	78,216
	255,568	256,473
Right of use assets	154,330	—
Less accumulated depreciation	27,650	—
Total property, plant and equipment, net	$382,248	$256,473

Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred. In 2019, 2018 and 2017 the Company recorded $133,528, $139,255 and $143,018, respectively, of depreciation expense.
See note 16 for additional discussion on right of use assets.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(5)	Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, by operating segment, for the years ended December 29, 2019 and December 30, 2018 are as follows:

	U.S. and Canada	International	Entertainment, Licensing and Digital	Total
2019
Balance at December 30, 2018	$296,978	170,361	18,542	485,881
Acquired during the period	—	—	9,117	9,117
Wizards of the Coast Digital Reclassification	(5,401)	—	5,401	—
Foreign exchange translation	—	(143)	(271)	(414)
Balance at December 29, 2019	$291,577	170,218	32,789	494,584
2018
Balance at December 31, 2017	$296,978	170,699	105,386	573,063
Impairment during the period	—	—	(86,253)	(86,253)
Foreign exchange translation	—	(338)	(591)	(929)
Balance at December 30, 2018	$296,978	170,361	18,542	485,881

Goodwill in the amount of $9,117 acquired during 2019 is attributable to the Company's acquisition of Tuque Games ("Tuque") during October 2019. Tuque is a digital game development studio based in Montreal, Canada that will develop digital games for Wizards of the Coast brands.
During the first quarter of 2019, the Company realigned its financial reporting segments to include all digital gaming businesses within the re-named Entertainment, Licensing and Digital reporting segment. As a result of the realignment, a portion of the U.S. and Canada goodwill was reclassified to the Entertainment, Licensing and Digital segment based on the relative fair values of the reporting units.
A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of the goodwill impairment testing, these assets are allocated to the reporting units within the Company’s operating segments.
The Company performs an annual impairment assessment on goodwill. This annual impairment assessment is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. The Company completed its annual impairment tests of goodwill in the fourth quarter of 2019 and concluded that there was no impairment of its goodwill.During the fourth quarter of 2018, the Company took a number of actions to react to a rapidly changing mobile gaming industry that resulted in a modification to the Company’s long-term plan for its Backflip business. These modifications included organizational actions and related personnel changes, the extension of launch dates for game currently in or planned for development and the addition of partners for the development of future games releases. The modifications resulted in changes to the long-term projections for the Backflip business. The goodwill impairment analysis involved comparing the Backflip carrying value to its estimated fair value, which was calculated based on the Income Approach. Discounted cash flows serve as the primary basis for the Income Approach. The Company utilized forecasted cash flows for the Backflip reporting unit that included assumptions including but not limited to: expected revenues to be realized based on planned future mobile game releases, expected EBITDA margins derived in part based on expected future royalty costs, advertising and marketing costs, development costs, overhead costs, and expected future tax rates. The cash flows beyond the forecast period were estimated using a terminal value growth rate of 3%. To calculate the fair value of the future cash flows under the Income Approach, a discount rate of 19% was utilized, representing the reporting unit’s estimated weighted-average cost of capital. Based on the results of the impairment test, the Company determined that the carrying value of the Backflip reporting unit exceeded its estimated fair value. Based on this assessment, the Company recorded an impairment charge of $86,253 in the fourth quarter of 2018, in the Company’s Entertainment, Licensing and Digital segment, which was the full amount of remaining goodwill associated with the Backflip reporting unit.
Based on its qualitative assessment of goodwill for all reporting units with the exception of Backflip in 2018, the Company concluded there was no other impairment of goodwill during 2018.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Other Intangible Assets, Net
The following table represents a summary of the Company’s other intangible assets, net at December 29, 2019 and December 30, 2018:

	2019	2018
Acquired product rights	$1,309,082	1,309,344
Licensed rights of entertainment properties	30,501	30,501
Accumulated amortization	(769,016)	(721,741)
Amortizable intangible assets	570,567	618,104
Product rights with indefinite lives	75,738	75,738
Total other intangibles assets, net	$646,305	693,842

Certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and are included as product rights with indefinite lives in the table above. The Company tests these assets for impairment on an annual basis in the fourth quarter of each year or when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company completed its annual impairment tests of indefinite-lived intangible assets in the fourth quarter of 2019, 2018, and 2017 concluding that there was no impairment of these assets. The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in other intangible assets, net in the accompanying consolidated balance sheets.
Intangible assets are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. There were no impairments in 2019 or 2017.
In the fourth quarter of 2018, the Company reviewed intangible assets recorded in connection with licensed property rights and owned technology. Due to a decline in revenue and revised projections for future revenue, it was determined that the intangible asset carrying values exceeded expected future cash flows, indicating that the intangible assets were impaired. The Company calculated the fair value of the intangible assets based on a discounted cash flow, which resulted in a charge of $31,303 recorded within administrative expense and in the Company’s Corporate and Eliminations segment.
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

2020	$47,000
2021	34,000
2022	36,000
2023	27,000
2024	26,000

(6)	Equity Method Investment
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
In connection with the amendment, the Company and Discovery entered into an option agreement related to the Company’s remaining 40% ownership in the Network, exercisable during the one-year period following December 31, 2021. The exercise price of the option agreement is based upon 80% of the then fair market value of

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

the Network, subject to a fair market value floor. At December 29, 2019 and December 30, 2018, the fair market value of this option was $22,145 and $23,440, respectively, and was included as a component of other liabilities. During 2019, 2018 and 2017, the Company recorded (gains) losses of $1,295, $(540) and $(4,790) in other (income) expense, net relating to the change in fair value of this option.
The Company also has a related liability due to Discovery under the existing tax sharing agreement. The balance of the associated liability, including imputed interest, was $22,755 and $25,289 at December 29, 2019 and December 30, 2018, respectively, and is included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recognized a gain of $19,911 in the fourth quarter of 2017 related to a reduction of this liability due to the reduction of the future payments under the agreement as a result of U.S. tax reform passed in December 2017. During 2019, 2018 and 2017, the Company made payments under the tax sharing agreement to Discovery of $4,760, $7,087 and $6,785, respectively.
The Company has a license agreement with the Network that requires the payment of royalties by the Company to the Network based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license includes a minimum royalty guarantee of $125,000, which was paid in five annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 12-year period. As of December 29, 2019 and December 30, 2018, the Company had $26,941 and $41,041, respectively, of prepaid royalties related to this agreement, $12,236 and $13,216, respectively, of which are included in prepaid expenses and other current assets and $14,705 and $27,825, respectively, of which are included in other assets. The Company and the Network are also parties to an agreement under which the Company will provide the Network with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event the Network licenses the programming from the Company to air, it is required to pay the Company a license fee.
As of December 29, 2019 and December 30, 2018 the Company’s investment in the Network totaled $223,769 and $236,934, respectively. The Company’s share in the earnings of the Network for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 totaled $23,642, $21,145 and $23,270, respectively, and is included as a component of other (income) expense, net in the consolidated statements of operations. The Company also enters into certain other transactions with the Network including the licensing of television programming and the purchase of advertising. During 2019, 2018 and 2017, these transactions were not material.
(7)    Program Production Costs
Program production costs are included in other assets and consist of the following at December 29, 2019 and December 30, 2018:

	2019	2018
Television programming
Released, less amortization	$22,361	30,800
In production	47,291	42,768
Pre-production	964	489
Theatrical programming
Released, less amortization	21,264	71,339
In production	19,722	9,503
Pre-production	6,147	2,452
Total program production costs	$117,749	157,351

Based on management’s total revenue estimates at December 29, 2019, $40,342 of $43,625 unamortized programming costs relating to released productions are expected to be amortized during fiscal 2020. Based on current estimates, the Company expects to amortize all of the programming costs relating to released productions during the next five years.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(8)	Financing Arrangements
At December 29, 2019, Hasbro had available an unsecured committed line and unsecured uncommitted lines of credit from various banks approximating $1,100,000 and $141,000, respectively. Substantially all of the short term borrowings outstanding at the end of 2019 and 2018 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 29, 2019 and December 30, 2018 were 16.00% and 3.92%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 29, 2019. During 2019, Hasbro’s working capital needs were fulfilled by cash available and cash generated from operations.
During the third and fourth quarters of 2019, in preparation for the Company's acquisition of eOne, the Company completed the following debt and equity financings: (i) the issuance of senior unsecured notes in an aggregate principal amount of $2,375,000, (ii) the issuance of 10,592 shares of common stock at a public offering price of $95.00 per share and (iii) $1,000,000 in term loans provided by a Term Loan Agreement (the “Term Loan Agreement”) entered into with Bank of America, N.A., as administrative agent, and certain financial institutions, as lenders, pursuant to which such lenders committed to provide, contingent on completion of the eOne acquisition and certain other customary conditions to funding, facilities consisting of a three-year senior unsecured term loan facility in an aggregate principal amount of $400,000 and a five-year senior unsecured term loan facility in an aggregate principal amount of $600,000. See note 10 for further discussion on the Term Loan Agreement and note 22 for further discussion on the eOne acquisition.
During the third quarter of 2019, the Company entered into a second amended and restated revolving credit agreement with Bank of America, as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1,500,000, comprised

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

of (1) $1,100,000 of commitments effective as of September 20, 2019, and (2) $400,000 of commitments that became effective upon completion of the acquisition of eOne on December 30, 2019. Upon the $400,000 of commitments becoming effective, the term of the Amended Revolving Credit Agreement was extended through September 20, 2024. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $400,000 subject to agreement of the lenders. Prior to the September 2019 amendment, the Amended Revolving Credit Agreement provided for a $1,100,000 revolving credit facility. The Company was in compliance with all covenants as of and for the quarter ended December 29, 2019. The Company had no borrowings outstanding under its committed revolving credit facility as of December 29, 2019.
The Company pays a commitment fee (0.10% as of December 29, 2019) based on the unused portion of the revolving credit facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, or Prime Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency Rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 29, 2019, the interest rate under the revolving credit facility was equal to Eurocurrency Rate plus 1.125%.
The Company has an agreement with a group of banks providing a commercial paper program (the “Program”). Under the Program, at the Company’s request the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000,000. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 29, 2019 and December 30, 2018 the Company did not have any notes outstanding under the Program.

(9)	Accrued Liabilities
Components of accrued liabilities for the fiscal years ended on December 29, 2019 and December 30, 2018 are as follows:

	2019	2018
Royalties	$196,558	$151,852
Advertising	59,440	68,811
Payroll and management incentives	85,635	46,472
Dividends	93,067	79,461
Severance	35,039	76,920
Deferred payment on Power Rangers Acquisition	—	100,000
Other Taxes	66,715	75,973
Other	376,198	331,574
Total accrued liabilities	$912,652	931,063

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(10)	Long-Term Debt
Components of long-term debt for the fiscal years ended on December 29, 2019 and December 30, 2018 are as follows:

	2019		2018
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900,000	893,430	—	—
3.55% Notes Due 2026	675,000	680,670	—	—
3.00% Notes Due 2024	500,000	502,150	—	—
6.35% Notes Due 2040	500,000	581,600	500,000	535,000
3.50% Notes Due 2027	500,000	500,550	500,000	457,350
2.60% Notes Due 2022	300,000	300,960	—	—
5.10% Notes Due 2044	300,000	301,980	300,000	272,640
3.15% Notes Due 2021	300,000	303,900	300,000	297,600
6.60% Debentures Due 2028	109,895	130,610	109,895	123,346
Total long-term debt	4,084,895	4,195,850	1,709,895	1,685,936
Less: Deferred debt expenses	38,438	—	14,803	—
Long-term debt	$4,046,457	4,195,850	1,695,092	1,685,936

In November of 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2,375,000 of senior unsecured debt securities (the "Notes") consisting of the following tranches: $300,000 of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%, $500,000 of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%, $675,000 of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55% and $900,000 of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. Net proceeds from the issuance of the Notes, after deduction of $20,043 of underwriting discount and fees, totaled $2,354,957. These costs are being amortized over the life of the Notes, which range from three to ten years. The Notes bear interest at the stated rates but may be subject to upward adjustment if the credit rating of the Company is reduced by Moody's or Standard & Poors. The adjustment can be from 0.25% to 2.00% based on the extent of the ratings decrease. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase, plus (1) 15 basis points (in the case of the 2022 Notes); (2) 25 basis points (in the case of the 2024 Notes); (3) 30 basis points (in the case of the 2026 Notes); and (4) 35 basis points (in the case of the 2029 Notes).  In addition, on and after October 19, 2024 for the 2024 Notes, September 19, 2026 for the 2026 Notes and August 19, 2029 for the 2029 Notes, such series of Notes will be redeemable, in whole at any time or in part from time to time, at the Company's option at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus an accrued and unpaid interest.
In September 2017, the Company issued $500,000 of notes due 2027 (the "2027 Notes") that bear interest at a fixed rate of 3.50%. Net proceeds from the issuance of the 2027 Notes, after deduction of $6,122 of underwriting discount and debt issuance expenses, totaled $493,878. These costs are being amortized over the life of the 3.50% Notes, or 10 years. The Company may redeem the 2027 Notes at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase, plus 25 basis points. In addition, three months prior to their maturity date, the Company may redeem at its option the 2027 Notes, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed.
The proceeds from this debt issuance were used to repay the $350,000 aggregate principal amount of its 6.30% Notes that matured during the third quarter of 2017. The Company used the remaining net proceeds for general corporate purposes.
The Company may redeem the notes due in 2021 (the "2021 Notes") and 2044 (the "2044 Notes") at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. Prior to the issuance of these notes, the Company held forward-starting interest rate swap contracts to hedge the variability in the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of the 2021 Notes and 2044 Notes. At the date of issuance, these contracts were terminated and the Company paid $33,306, the fair value

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

of the contracts on that date, to settle. Of this amount, $6,373 related to the 2021 Notes and $26,933 related to the 2044 Notes has been deferred in AOCE and is being amortized to interest expense over the life of the respective notes using the effective interest rate method.
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
At December 29, 2019, as detailed above, the Company's long-term borrowings have contractual maturities of $300,000 in 2021 and 2022, respectively, and $500,000 in 2024. The aggregate principal amount of long-term debt maturing in years subsequent to 2024 is $2,984,895.

(11)	Income Taxes
The Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of December 31, 2017. As the Company collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, the Company made adjustments, over the course of 2018, to the provisional amounts including additional tax expense of $40,650, primarily related to adjustments to the transition tax. The accounting for the tax effects of the Tax Act was completed as of December 30, 2018.
The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2019	2018	2017
United States	$250,453	6,293	168,370
International	343,757	264,109	617,780
Total earnings before income taxes	$594,210	270,402	786,150

Income taxes attributable to earnings before income taxes are:

	2019	2018	2017
Current
United States	$41,355	12,805	202,374
State and local	5,528	5,644	2,926
International	41,829	42,613	72,138
	88,712	61,062	277,438
Deferred
United States	(20,139)	(4,937)	105,174
State and local	(1,438)	(471)	1,658
International	6,621	(5,686)	5,273
	(14,956)	(11,094)	112,105
Total income taxes	$73,756	49,968	389,543

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2019	2018	2017
Statutory income tax rate	21.0%	21.0%	35.0%
State and local income taxes, net	0.5	1.5	0.3
Tax on international earnings	(4.6)	(11.4)	(23.0)
Change in unrecognized tax benefits	0.6	(7.9)	1.0
Share-based compensation	(0.8)	(4.0)	(4.1)
Tax Cuts and Jobs Act of 2017	—	15.0	39.4
Research and development tax credits	(0.7)	(1.9)	(0.5)
Non-deductible goodwill impairment	—	2.0	—
Gains on integrated hedging instruments	(4.0)	—	—
Other, net	0.4	4.2	1.5
	12.4%	18.5%	49.6%

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 29, 2019 and December 30, 2018 are:

	2019	2018
Deferred tax assets:
Accounts receivable	$26,973	29,094
Inventories	10,020	11,958
Loss and credit carryforwards	35,509	105,915
Operating leases	15,378	—
Operating expenses	23,686	21,213
Pension	6,206	11,543
Other compensation	27,633	35,418
Postretirement benefits	7,053	7,894
Interest rate hedge	5,202	5,607
Tax sharing agreement	3,096	4,015
Other	15,122	9,077
Gross deferred tax assets	175,878	241,734
Valuation allowance	(33,260)	(36,311)
Net deferred tax assets	142,618	205,423
Deferred tax liabilities:
Depreciation and amortization of long-lived assets	13,361	12,258
Equity method investment	17,674	15,113
Operating leases	11,936	—
Other	9,852	9,885
Deferred tax liabilities	52,823	37,256
Net deferred income taxes	$89,795	168,167

The most significant amount of the carryforward relates to tax attributes of U.S. state net operating losses and tax credits. At December 29, 2019, the Company has loss and credit carryforwards of $35,509, which is a decrease of $70,406 from $105,915 at December 30, 2018. This decrease is primarily a result of a reclassification to reduce the Company's transition tax liability.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

At December 29, 2019 and December 30, 2018, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

	2019	2018
Other assets	92,401	174,077
Other liabilities	(2,606)	(5,910)
Net deferred income taxes	$89,795	168,167

The Company has a valuation allowance for certain deferred tax assets at December 29, 2019 of $33,260, which is a decrease of $3,051 from $36,311 at December 30, 2018. The valuation allowance pertains to certain U.S. state and international loss and credit carryforwards, some of which have no expiration and others that would expire beginning in 2020.
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Tax Act eliminates the deferral of U.S. income tax on these foreign earnings by imposing a transition tax which is a one-time mandatory deemed repatriation tax. As a result we now intend to repatriate substantially all of our accumulated foreign earnings. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. However, tax reform gives companies more flexibility to manage cash globally. We have recorded $1,657 of foreign withholding and U.S. state income taxes as part of the provisional repatriation tax amount, which will be incurred due to certain future cash distributions. The Company has not finalized the timing of any actual cash distributions or the specific amounts and therefore we could still be subject to some additional foreign withholding taxes and U.S. state taxes. We will record these additional tax effects, if any, in the period that we complete our analysis and are able to make a reasonable estimate.
A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 is as follows:

	2019	2018	2017
Balance at beginning of year	$46,074	84,244	80,388
Gross increases in prior period tax positions	2,031	4,449	2,518
Gross decreases in prior period tax positions	—	(55,752)	(28,653)
Gross increases in current period tax positions	4,152	16,987	34,056
Decreases related to settlements with tax authorities	(12,037)	(1,102)	(1,375)
Decreases from the expiration of statute of limitations	(3,569)	(2,752)	(2,690)
Balance at end of year	$36,651	46,074	84,244

Unrecognized tax benefits as of December 29, 2019, December 30, 2018 and December 31, 2017, were $36,651, $46,074, and $84,244, respectively, and are recorded within other liabilities in the Company's consolidated balance sheets. If recognized, these tax benefits would have affected our income tax provision for fiscal years 2019, 2018, and 2017, by approximately $36,000, $45,000, and $77,000, respectively.
During 2019, 2018, and 2017, the Company recognized $1,766, $3,101, and $2,431, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 29, 2019, December 30, 2018, and December 31, 2017, the Company had accrued potential interest and penalties of $5,547, $4,200, and $5,157, respectively.
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
In May 2019, a public referendum held in Switzerland approved Swiss Federal Act on Tax Reform and AHV Financing (TRAF) proposals previously approved by Swiss Parliament. The Swiss tax reform measures are effective on January 1, 2020. Changes in tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The enacted changes in Swiss federal tax were not material to the Company’s financial statements. Swiss cantonal tax was enacted in December

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

2019. Due to the uncertain nature of the cantonal legislation, the Company is still assessing the transitional provision options it may elect; however, the pending legislation is not expected to have a material effect on the Company’s financial statements. We will continue to review TRAF as the Swiss authorities provide additional interpretive guidance on the new law and related transitional methodology.
The Company believes it is reasonably possible that a decrease of approximately $5,000 - $13,000 in gross unrecognized tax benefits may be necessary within the coming year as a result of expected tax return settlements and lapse of statute of limitations.

(12)	Capital Stock
In November 2019, as part of its financing for the eOne acquisition, the Company issued and sold 10,592 shares of common stock at a price of $95.00. Proceeds from the issuance, net of underwriting and other fees, was $975,185.
In May 2018, the Company’s Board of Directors authorized the repurchases of up to $500,000 in common stock. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. In 2019, the Company repurchased 702 shares at an average price of $87.41. The total cost of these repurchases, including transaction costs, was $61,387. At December 29, 2019, $366,593 remained under the current authorizations.

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
Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments using net asset value per share. At December 29, 2019 and December 30, 2018, these investments totaled $25,518 and $23,913, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net gains (losses) of $1,903, $(180) and $1,500 on these investments in other (income) expense, net for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively, relating to the change in fair value of such investments

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

At December 29, 2019 and December 30, 2018, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 29, 2019
Assets:
Available-for-sale securities	$1,296	1,296	—	—
Derivatives	48,973	—	48,973	—
Total assets	$50,269	1,296	48,973	—
Liabilities:
Derivatives	$5,733	—	5,733	—
Option agreement	22,145	—	—	22,145
Total liabilities	$27,878	—	5,733	22,145
December 30, 2018
Assets:
Available-for-sale securities	$914	914	—	—
Derivatives	26,076	—	26,076	—
Total assets	$26,990	914	26,076	—
Liabilities:
Derivatives	$1,610	—	1,610	—
Option agreement	23,440	—	—	23,440
Total liabilities	$25,050	—	1,610	23,440

Available-for-sale securities include equity securities of one company quoted on an active public market. The Company’s derivatives consist of foreign currency forward contracts. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at December 29, 2019 and December 30, 2018 is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2019.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

	2019	2018
Balance at beginning of year	$(23,440)	(23,980)
Net gains from change in fair value	1,295	540
Balance at end of year	$(22,145)	(23,440)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At December 29, 2019 and December 30, 2018 these investments had fair values of $25,518 and $23,913, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 – 90 days’ notice.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(14)	Stock Options, Other Stock Awards and Warrants
The Company has reserved 7,503 shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options and share awards are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.
Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 was $28,044, $27,892 and $56,032, respectively, and was recorded as follows:

	2019	2018	2017
Product development	$3,348	3,466	3,312
Selling, distribution and administration	24,696	24,426	52,720
	28,044	27,892	56,032
Income tax benefit	3,648	2,832	9,574
	$24,396	25,060	46,458

The following table represents total stock compensation expense, net of performance adjustments, by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employee members of the Company’s Board of Directors, for the years ended December 29, 2019, December 30, 2018 and December 31, 2017:

	2019	2018	2017
Stock performance awards	$(1,573)	842	27,522
Restricted stock units	18,744	17,897	20,573
Stock options	9,113	7,393	6,342
Non-employee awards	1,760	1,760	1,595
	28,044	27,892	56,032
Income tax benefit	3,648	2,832	9,574
	$24,396	25,060	46,458

Stock Performance Awards
In 2019, 2018 and 2017, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative operating performance targets over the three fiscal years ended December 2021, December 2020, and December 2019 for the 2019, 2018 and 2017 awards, respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. For certain employees, the Stock Performance Awards also include an additional return on invested capital target in addition to the diluted earnings per share and revenue targets. The ultimate amount of the award may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information with respect to Stock Performance Awards for 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Outstanding at beginning of year	633	900	1,074
Granted	281	250	428
Forfeited	(58)	(49)	(28)
Canceled	(146)	—	—
Vested	(239)	(468)	(574)
Outstanding at end of year	471	633	900
Weighted average grant-date fair value:
Granted	$86.90	88.18	99.58
Forfeited	$92.90	86.27	74.86
Canceled	$99.58	—	—
Vested	$74.72	61.86	52.21
Outstanding at end of year	$87.59	86.58	77.27

Shares canceled in 2019 represent Stock Performance Awards granted during 2017 that were canceled based on the failure to meet the targets set forth by the agreement. Shares granted in 2018 included 14 additional shares related to the 2016 award, reflecting increases in the ultimate amount of shares to be issued based on the Company's cumulative results achieved during the performance period. Shares granted in 2017 included 227 additional shares related to the 2015 award. These shares were excluded from the calculation of the weighted average grant-date fair value of Stock Performance awards granted in 2018 and 2017.
Stock Performance Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis, the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected amount of shares to be issued as defined in the respective stock performance award agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. During 2019, it was determined that it was no longer probable that targets would be met for certain Stock Performance Awards and, as a result, a portion of the previously recognized expense related to those awards was reversed. During 2019, 2018 and 2017, the Company recognized expense, net of performance adjustments, of $(1,573), $842 and $27,522, respectively, relating to Stock Performance Awards. At December 29, 2019, the amount of total unrecognized compensation cost related to these awards is approximately $16,655 and the weighted average period over which this will be expensed is 24 months.
Restricted Stock Units
The Company, as part of its annual equity grant to executive officers and certain other employees, issues restricted stock or grants restricted stock units. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally three years. During 2019, 2018 and 2017, the Company recognized compensation expense, net of forfeitures, on these awards of $18,744, $17,897 and $20,573, respectively. At December 29, 2019, the amount of total unrecognized compensation cost related to restricted stock units is $25,148 and the weighted average period over which this will be expensed is 22 months.
In October 2012, as part of an Amended and Restated Employment Agreement, (the “Agreement”), the Company’s Chief Executive Officer was awarded 587 shares to be granted in two tranches across 2013 and 2014, which were expensed from 2013 through 2018. These awards provided the recipient with the ability to earn shares of the Company’s common stock based on the Company’s achievement of four stated stock price hurdles and continued employment through December 30, 2018. In August 2014, the Agreement was further amended to include additional requirements. Specifically, if the third and fourth stock price hurdles were achieved, the number of shares ultimately issued was dependent on the average stock price for the thirty day period immediately prior to December 30, 2018. This amendment did not result in any incremental fair value to the award which was used to record compensation expense for the award. At December 30, 2018, all requirements of the Agreement were met and 587 shares were issued.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Excluding the aforementioned award for 587 shares, information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Outstanding at beginning of year	434	636	795
Granted	259	257	203
Forfeited	(44)	(40)	(41)
Vested	(198)	(419)	(321)
Outstanding at end of year	451	434	636
Weighted average grant-date fair value:
Granted	$87.98	97.45	98.88
Forfeited	$92.56	93.45	68.01
Vested	$90.23	67.34	57.58
Outstanding at end of year	$92.54	94.22	75.13

Stock Options
Information with respect to stock options for each of the three fiscal years ended December 29, 2019 is as follows:

	2019	2018	2017
Outstanding at beginning of year	2,310	2,579	2,768
Granted	740	538	458
Exercised	(546)	(736)	(597)
Expired or forfeited	(60)	(71)	(50)
Outstanding at end of year	2,444	2,310	2,579
Exercisable at end of year	1,284	1,391	1,661
Weighted average exercise price:
Granted	$86.66	98.10	98.80
Exercised	$58.18	45.64	49.31
Expired or forfeited	$95.71	93.81	57.33
Outstanding at end of year	$81.58	74.78	62.12
Exercisable at end of year	$73.03	61.59	50.02

With respect to the 2,444 outstanding options and 1,284 options exercisable at December 29, 2019, the weighted average remaining contractual life of these options was 4.18 years and 2.83 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 29, 2019 was $59,090 and $42,008, respectively. Substantially all unvested outstanding options are expected to vest.
The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2019, 2018 and 2017 was $15.70, $19.26 and $18.25, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2019, 2018 and 2017:

	2019	2018	2017
Risk-free interest rate	2.47%	2.57%	1.85%
Expected dividend yield	3.14%	2.57%	2.31%
Expected volatility	27%	27%	24%
Expected option life	4 years	4 years	5 years

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2019, 2018 and 2017 were $24,483, $38,909 and $31,406, respectively.
At December 29, 2019, the amount of total unrecognized compensation cost related to stock options was $11,691 and the weighted average period over which this will be expensed is 22 months.
Non-Employee Awards
In 2019, 2018 and 2017, the Company granted 18, 20 and 16 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 10 shares from the 2019 grant, 11 shares from the 2018 grant and 10 shares from the 2017 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,760 was recorded in selling, distribution and administration expense in the year ended December 29, 2019, $1,760 in the year ended December 30, 2018 and $1,595 in the year ended December 31, 2017.

(15)	Pension, Postretirement and Postemployment Benefits
Pension and Postretirement Benefits
The Company recognizes an asset or liability for each of its defined benefit pension plans equal to the difference between the projected benefit obligation of the plan and the fair value of the plan’s assets. Actuarial gains and losses and prior service costs that have not yet been included in income are recognized in the consolidated balance sheets in AOCE. Prior to 2018 reclassifications to earnings from AOCE related to pension and postretirement plans were recorded to selling, distribution and administration expense. As a result of the adoption of ASU 2017-7 (see note 1) in 2018, reclassifications to earnings from AOCE related to pension and postretirement plans were recorded to other (income) expense in 2019 and 2018.
Expenses related to the Company’s defined benefit pension and defined contribution plans for 2019, 2018 and 2017 were approximately $48,400, $41,900 and $45,900, respectively. Of these amounts, $35,100, $32,300 and $36,000, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.
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
In February 2018, the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan (“Plan”). During the first quarter of 2018 the Company commenced the U.S. Pension Plan termination process and received regulatory approval during the fourth quarter of 2018. During the second quarter of 2019, the Company settled all remaining benefits directly with vested participants electing a lump sum payout, and purchased a group annuity contract from Massachusetts Mutual Life Insurance Company to administer all future payments to remaining U.S. Pension Plan participants. The U.S. Pension Plan's net funded asset position was sufficient to cover the lump sum payments and the purchase of the group annuity contract and settle all other remaining benefit obligations with no additional cost to the Company. After the settlement of the benefit obligations and payment of expenses, the Company had excess assets in the U.S. Pension Plan of approximately $20,234. The Company elected to utilize the remaining surplus after payment of administrative expenses for the Company's future matching contributions under the Company's 401(k) plan. Upon settlement of the pension liability, which occurred in May 2019, the Company recognized a non-operating settlement charge of $110,777, with an additional settlement charge of $185 in December 2019, related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's consolidated statements of operations, adjusted for market conditions and settlement costs at benefit distribution.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

At December 29, 2019, the measurement date, the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $30,971. There were no funded plans at December 29, 2019. At December 30, 2018, prior to the Plan termination, the fair value of the funded plans’ assets were in excess of the projected benefit obligations in the amount of $6,423 while the unfunded plans of the Company had an aggregate accumulated and projected benefit obligation of $32,072.
As of December 29, 2019, the Company had unrecognized losses related to its remaining U.S. pension and post retirement plans of $13,231.
Hasbro also provides certain postretirement health care and life insurance benefits to eligible employees who retired prior to January 1, 2020 and have either attained age 65 with 5 years of service or age 55 with 10 years of service. The cost of providing these benefits on behalf of employees who retired prior to 1993 has been substantially borne by the Company. The cost of providing benefits to all eligible employees who retire after 1992 is borne by the employee. The plan is not funded. During the fourth quarter of 2019, with the approval of the Compensation Committee of the Company's Board of Directors, the Company announced the elimination of the contributory postretirement health and life insurance coverage for employees whose retirement eligibility begins after December 31, 2019.
Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 29, 2019 and December 30, 2018.

	Pension		Postretirement
	2019	2018	2019	2018
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$395,718	393,367	30,081	32,153
Service cost	1,168	1,300	888	756
Interest cost	6,624	13,358	1,267	1,171
Amendment	—	(78)	—	—
Actuarial (gain) loss	(8,092)	13,010	6,350	(2,339)
Benefits paid	(13,271)	(22,718)	(1,641)	(1,660)
Expenses paid	(3,172)	(2,521)	—	—
Curtailment	—	—	(9,502)	—
Settlements paid	(348,004)	—	—	—
Projected benefit obligation — ending	$30,971	395,718	27,443	30,081
Accumulated benefit obligation — ending	$30,971	395,718	27,443	30,081
Change in Plan Assets
Fair value of plan assets — beginning	$357,224	$382,989	—	—
Actual return on plan assets	23,147	(3,328)	—	—
Employer contribution	4,311	2,802	—	—
Benefits paid	(13,271)	(22,718)	—	—
Expenses paid	(3,172)	(2,521)	—	—
Settlements paid	(348,004)	—	—	—
Transfers	(20,235)	—	—	—
Fair value of plan assets — ending	$—	357,224	—	—
Reconciliation of Funded Status
Projected benefit obligation	$(30,971)	(395,718)	(27,443)	(30,081)
Fair value of plan assets	—	357,224	—	—
Funded status	(30,971)	(38,494)	(27,443)	(30,081)
Unrecognized net loss	13,054	155,829	177	3,350
Net amount	$(17,917)	117,335	(27,266)	(26,731)
Accrued liabilities	$(2,484)	(8,946)	(1,767)	(1,607)
Other liabilities	(28,487)	(29,548)	(25,676)	(28,474)
Accumulated other comprehensive (earnings) loss	13,054	155,829	177	3,350
Net amount	$(17,917)	117,335	(27,266)	(26,731)

In fiscal 2020, the Company expects amortization of unrecognized net losses related to its defined benefit pension plans of $1,428 to be included as a component of net periodic benefit cost. The Company does not expect amortization in 2020 related to its post retirement plan.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2019	2018
Pension
Weighted average discount rate	3.30%	3.72%
Mortality table	Pri-2012/Scale MP - 2019	RP-2014/Scale BB
Postretirement
Discount rate	3.46%	4.33%
Health care cost trend rate assumed for next year	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2024	2024

As result of the plan termination and subsequent benefit settlement actions described above, as of December 29, 2019, there are no remaining assets in the plan.
The fair values of the plan assets by asset class and fair value hierarchy level (excluding assets for which the fair value is measured using net asset value per share) as of December 30, 2018 are as follows:

		Fair value measurements using:
	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2018
Equity:
Other measured at net asset value(a)	$300	—	—	—
Fixed Income measured at net asset value(a)	251,300	251,300	—	—
Cash Equivalents measured as net asset value(a)	105,600	—	—	—
	$357,200	251,300	—	—

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
At December 30, 2018 the Company’s investments for which the fair value was measured using net asset value per share include the following; Cash and cash equivalents—$105,600 of cash and cash equivalents which were redeemable daily and public-private investment funds—$300 consisting of a public-private investment fund which was valued using the net asset value provided by the investment manager and invests in commercial mortgage-backed securities and non-agency residential mortgage-backed securities. The Company believed that the net asset values were the best information available for use in the fair value measurement of these funds.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The following is a detail of the components of the net periodic benefit cost for the three years ended December 29, 2019.

	2019	2018	2017
Components of Net Periodic Cost
Pension
Service cost	$1,168	1,300	1,290
Interest cost	6,624	13,358	15,303
Expected return on assets	(6,163)	(18,475)	(19,534)
Amortization of prior service cost	(11)	—	—
Amortization of actuarial loss	7,578	10,995	9,082
Curtailment/Settlement losses	110,962	—	—
Net periodic benefit cost	$120,158	7,178	6,141
Postretirement
Service cost	$888	756	691
Interest cost	1,267	1,171	1,179
Amortization of actuarial loss	21	165	—
Net periodic benefit cost (income)	$2,176	2,092	1,870

Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2019	2018	2017
Pension
Weighted average discount rate	3.72%	3.71%	4.22%
Long-term rate of return on plan assets	4.20%	4.75%	6.25%
Postretirement
Discount rate	4.33%	3.74%	4.26%
Health care cost trend rate assumed for next year	6.25%	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024	2021

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation at December 29, 2019 and the aggregate of the benefits earned during the period and the interest cost would have both increased by approximately 0.4%.
Hasbro worked with external benefit investment specialists to assist in the development of the long-term rate of return assumptions used to model and determine the overall asset allocation. Forecast returns were based on the combination of historical returns, current market conditions and a forecast for the capital markets for the next 5-7 years. All asset class assumptions were within certain bands around the long-term historical averages. Correlations were based primarily on historical return patterns.
Expected benefit payments under the defined benefit pension plans (which reflects the 2019 Plan termination) and the postretirement benefit plan for the next five years subsequent to 2019 and in the aggregate for the following five years are as follows:

	Pension	Postretirement
2020	$2,488	1,797
2021	2,453	1,743
2022	2,379	1,694
2023	2,405	1,644
2024	2,534	1,600
2025-2029	11,072	7,352

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

International Plans
Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 29, 2019 and December 30, 2018, the defined benefit plans had total projected benefit obligations of $112,882 and $98,476, respectively, and fair values of plan assets of $84,252 and $78,184, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $2,113, $2,392 and $3,473 in 2019, 2018 and 2017, respectively. In fiscal 2019, the Company expects amortization of $(33) of prior service costs, $1,803 of unrecognized net losses and $2 of unrecognized transition obligation to be included as a component of net periodic benefit cost.
Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2019 and in the aggregate for the five years thereafter are as follows: 2020: $1,864; 2021: $1,965; 2022: $2,161; 2023: $2,408; 2024: $2,522; and 2024 through 2028: $15,801.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability is based on the present value of lease payments and the asset is based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as operating or finance. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. Additional quantitative and qualitative disclosures are also required. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018. ASU 2016-02 as originally issued required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU-2016-02 on December 31, 2018 using the retrospective basis as provided in ASU 2018-11. No cumulative effect was recorded to the balance sheet. The Company also elected certain practical expedients as provided under the standard. These included (i) the election not to reassess whether contracts existing at the adoption date contain a lease under the new definition of a lease under the standard; (ii) the election not to reassess the lease classification for existing leases as of the adoption date; (iii) the election not to reassess whether previously capitalized initial direct costs would qualify for capitalization under the standard; (iv) the election to use hindsight in determining the relevant lease terms for use in the capitalization of the lease liability; and (v) the election to use hindsight in reviewing the right-of-use assets for impairment. For all leases, the terms were evaluated, including extension and renewal options as well as the lease payments associated with the leases. The adoption of this standard did not have a material impact on the Company's results of operations or on the Company’s cash flows.
Hasbro occupies offices and uses certain equipment under various operating lease arrangements. The Company has no finance leases. The leases have remaining terms of 1 to 18 years, some of which include either, options to extend lease terms, or options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments made under certain lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date, was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred. Leases with an expected term of 12 months or less are not capitalized. Payments under such leases are expensed as incurred. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases.
The rent expense under such arrangements and similar arrangements that do not qualify as leases under ASU 2016-02, net of sublease income which is not material, for 2019, 2018 and 2017 amounted to $68,860, $65,181 and $63,615, respectively. Expense related to short term leases (expected term less than twelve months) and variable lease payments, was not material for 2019.

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
Information related to the Company's leases for the year ended December 29, 2019 is as follows:

Year Ended
December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,653
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$30,573

Weighted Average Remaining Lease Term
Operating leases	6.2 years
Weighted Average Discount Rate
Operating leases	4.5%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of December 29, 2019:

Year Ended
December 29, 2019
2020	$36,358
2021	31,767
2022	28,820
2023	22,622
2024	13,099
2025 and thereafter	33,596
Total future lease payments	166,262
Less imputed interest	22,207
Present value of future operating lease payments	144,055
Less current portion of operating lease liabilities (1)	30,673
Non-current operating lease liability (2)	113,382
Operating lease right-of-use assets, net (3)	$126,680

(1) Included in Accrued liabilities on the consolidated balance sheets
(2) Included in Other liabilities on the consolidated balance sheets
(3) Included in Property, plant and equipment on the consolidated balance sheets

(17)	Derivative Financial Instruments
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Cash Flow Hedges
Hasbro uses foreign currency forward contracts and zero-cost collar options to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases and other cross-border transactions in years 2020 through 2022.
At December 29, 2019 and December 30, 2018, the notional amounts and fair values of assets (liabilities) for the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2019		2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$398,800	8,727	468,305	15,089
Sales	124,920	4,037	298,194	11,232
Royalties and Other	19,499	140	26,341	(304)
Total	$543,219	12,904	792,840	26,017

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 29, 2019 and December 30, 2018 as follows:

	2019	2018
Prepaid expenses and other current assets
Unrealized gains	$12,133	21,718
Unrealized losses	(3,955)	(972)
Net unrealized gain	$8,178	20,746
Other assets
Unrealized gains	$6,652	6,173
Unrealized losses	—	(843)
Net unrealized gain	$6,652	5,330
Accrued liabilities
Unrealized gains	$293	77
Unrealized losses	(2,219)	(136)
Net unrealized loss	$(1,926)	(59)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 as follows:

	2019	2018	2017
Consolidated Statements of Operations Classification
Cost of sales	$16,689	3,909	(1,905)
Sales	5,644	3,479	5,315
Royalties and other	193	(527)	(6,000)
Net realized gains (losses)	$22,526	6,861	(2,590)

Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of December 29, 2019 and December 30, 2018, the total notional amounts of the Company’s undesignated derivative instruments were $307,351 and $452,773, respectively.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

At December 29, 2019 and December 30, 2018, the fair value of the Company’s undesignated derivative financial instruments are recorded in the consolidated balance sheets as follows:

	2019	2018
Accrued liabilities
Unrealized gains	$13	1,269
Unrealized losses	(3,820)	(2,820)
Net unrealized loss	$(3,807)	(1,551)
Total unrealized losses	$(3,807)	(1,551)

The Company recorded net gains (losses) of $13,443, $11,698 and $(4,267) on these instruments to other (income) expense, net for 2019, 2018 and 2017, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.
eOne Purchase Hedges
As described in note 22, during the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling and other transactions in relation to the eOne acquisition using a series of both foreign exchange forward and option contracts. These contracts do not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualify as nontaxable integrated tax hedges. As of December 29, 2019, the outstanding derivative instruments had a total notional value of $4,468,822 and a net fair value of $34,143 which is recorded to prepaid expenses and other assets within the Company's consolidated financial statements. In addition, the Company recorded realized gains of $79,990 on matured contracts to other (income) expense, net for the year ended December 29, 2019.
For additional information related to the Company’s derivative financial instruments see notes 3 and 13.

(18)	Acquisition
During October 2019, the Company acquired Tuque Games ("Tuque"), an independent digital game development studio based in Montreal, Canada for a purchase price of $8,761, net of cash acquired. Tuque is included as part of the Company's Entertainment, Licensing and Digital segment and will focus on the development of digital games for Hasbro brands including DUNGEONS & DRAGONS. The initial accounting allocation of the consideration transferred may be modified during the period through September 27, 2020.
On June 12, 2018, the Company completed the acquisition of Saban Properties’ POWER RANGERS and other Entertainment Assets. The Company accounted for the acquisition as an asset acquisition based on the guidance in ASU 2017-1, which uses the cost accumulation and allocation method. As such, the Company included acquisition costs in its calculation of the purchase price to be allocated to the assets acquired.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

2.
The $25,000 was placed into an escrow account to support customary indemnification obligations of Saban Properties. One-half of the $25,000 in escrow was released on January 3, 2019, and the remaining half was released on the one-year anniversary of the closing date.

3.	The Company issued 3,074 shares of Hasbro common stock to Saban Properties, valued at $280,397.

4.	An additional $75,000 was paid in January 2019 with no contingencies.
The total purchase price was allocated on a relative fair value basis as follows:

•	$534,370 was recorded as an intangible asset – POWER RANGERS IP rights, which is being amortized over a period of 25 years;

•	$7,884 as current assets;

•	$325 as capitalized production costs; and

•	$6,729 as other current liabilities.

(19)	Restructuring Actions
During 2018, the Company announced a comprehensive restructuring plan which consists of re-designing its go-to market strategy and re-shaping its organization to become a more responsive, innovative and digitally-driven play and entertainment company. As the global consumer landscape, shopping behaviors and the retail environment continue to evolve, the Company continues to transform and reimagine its business to make sure it has the right talent and capabilities to stay competitive. This includes adding new capabilities based on our understanding of the consumer and how our retailers are going to market, while also changing many of the ways we organize across our brand blueprint. As part of this process the Company took certain restructuring actions during 2019 including headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future.
In the first quarter of 2018, the Company recorded a pre-tax severance expense of $17,349, primarily outside of the U.S., related to the 2018 restructuring program. During the fourth quarter of 2018, the Company recorded an additional $72,000 of pre-tax severance charges related to the program. These charges were included within selling, distribution and administration costs on the Consolidated Statements of Operations for the year ended December 30, 2018 and reported within Corporate and Eliminations. No additional charges were taken in 2019. The detail of activity related to the program is as follows:

Total expense recorded in 2018	$89,349
Payments made in 2018	(20,157)
Remaining amounts to be paid as of December 30, 2018	69,192
Payments made in 2019	(35,481)
Changes in estimates	(2,598)
Remaining amounts as of December 29, 2019	$31,113

(20)	Commitments and Contingencies
Hasbro had unused open letters of credit and related instruments of approximately $14,000 and $29,000 at December 29, 2019 and December 30, 2018, respectively.
The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 29, 2019, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2020: $110,969; 2021: $98,550; 2022: $66,892; 2023: $153; 2024: $153; and thereafter: $459. At December 29, 2019, the Company had $67,574 of prepaid royalties, $52,869 of which are included in prepaid expenses and other current assets and $14,705 of which are included in other assets.
In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $29,300 and may range from approximately $4,700 to $6,000 per year during the period 2020 to 2024, and approximately $3,210 in aggregate for all years occurring thereafter. These payments are

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.
At December 29, 2019, the Company estimates payments related to inventory and tooling purchase commitments may total approximately $670,973, including contractual commitments under the manufacturing agreement with Cartamundi as follows: 2020: $120,000, 2021: $105,000, 2022: $95,000, and 2023: $85,000.
Hasbro is party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

(21)	Segment Reporting
Segment and Geographic Information
Hasbro is a global play and entertainment company with a broad portfolio of brands and entertainment properties spanning toys, games, licensed products ranging from traditional to high-tech and digital, and film and television entertainment. For the periods presented in these consolidated financial statements, the Company’s segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment, Licensing and Digital, and (iv) Global Operations.
The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company’s Entertainment, Licensing and Digital segment includes the Company’s consumer products licensing, digital gaming, movie and television entertainment operations. The Global Operations segment is responsible for sourcing finished products for the Company’s U.S. and Canada and International segments.
During the first quarter of 2019, the Company realigned its financial reporting segments to include all digital gaming businesses within the re-named Entertainment, Licensing and Digital reporting segment.  As a result of the realignment, 2018 and 2017 results for the U.S. and Canada and the former Entertainment and Licensing segments have been restated to reflect those changes.
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
Results shown for fiscal years 2019, 2018 and 2017 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2019
U.S. and Canada	$2,449,280	11,016	415,436	8,696	6,280	3,244,950
International	1,836,360	273	107,304	6,166	4,290	2,482,170
Entertainment, Licensing and Digital	434,467	11,466	99,686	8,342	25,718	695,898
Global Operations(a)	120	1,388,623	(7,237)	81,532	73,708	3,334,190
Corporate and eliminations(b)	—	(1,411,378)	36,861	76,051	23,640	(901,580)
Consolidated Total	$4,720,227	—	652,050	180,787	133,636	8,855,628
2018
U.S. and Canada	$2,375,653	10,242	370,197	11,119	5,255	2,899,986
International	1,847,585	290	39,470	6,530	4,652	2,229,053
Entertainment, Licensing and Digital	356,299	15,796	29,127	4,627	26,631	620,425
Global Operations(a)	109	1,439,292	(8,415)	84,759	82,912	3,197,847
Corporate and eliminations(b)	—	(1,465,620)	(99,327)	60,923	20,976	(3,684,323)
Consolidated Total	$4,579,646	—	331,052	167,958	140,426	5,262,988
2017
U.S. and Canada	$2,650,682	8,157	523,915	19,457	5,849	2,746,834
International	2,233,579	382	228,669	9,527	4,669	2,499,985
Entertainment, Licensing and Digital	325,424	21,889	82,427	5,526	7,637	628,743
Global Operations(a)	97	1,644,650	4,014	92,595	89,619	2,819,768
Corporate and eliminations(b)	—	(1,675,078)	(28,666)	44,731	27,103	(3,405,347)
Consolidated Total	$5,209,782	—	810,359	171,836	134,877	5,289,983

(a)	The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.

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

The following table represents consolidated International segment net revenues by major geographic region for the three fiscal years ended December 29, 2019.

	2019	2018	2017
Europe	$1,043,217	1,046,901	1,381,949
Latin America	435,740	454,066	485,088
Asia Pacific	357,403	346,618	366,542
Net revenues	$1,836,360	1,847,585	2,233,579

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The following table presents consolidated net revenues by brand portfolio for the three fiscal years ended December 30, 2018.

	2019	2018	2017
Franchise Brands	$2,411,847	2,445,902	2,690,394
Partner Brands	1,220,982	987,283	1,271,597
Hasbro Gaming	709,750	787,692	893,019
Emerging Brands	377,648	358,769	354,772
Net revenues	$4,720,227	4,579,646	5,209,782

For the year ended December 31, 2017, net revenues of $122,432 were reclassified from Emerging Brands to Franchise Brands to conform to the presentation for the years ended December 29, 2019 and December 30, 2018.
Hasbro’s total gaming category, including all gaming net revenues, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $1,528,283, $1,443,164 and $1,497,795 for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location.

	2019	2018	2017
Net revenues
United States	$2,653,337	2,497,331	2,732,034
International	2,066,890	2,082,315	2,477,748
	4,720,227	4,579,646	5,209,782
Long-lived assets
United States	1,299,317	1,287,444	894,597
International	223,820	148,753	155,558
	$1,523,137	1,436,197	1,050,155

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
In 2019 the Company’s largest customers were Wal-Mart Stores, Inc., Target Corporation, and Amazon.com. Sales to these customers amounted to 18%, 9% and 8%, respectively of consolidated net revenues in 2019. In 2018 the Company’s largest customers were Wal-Mart Stores, Inc. and Target Corporation. Sales to these customers amounted to 20% and 9%, respectively of consolidated net revenues during 2018. In 2017 the Company’s largest customers were Wal-Mart Stores, Inc., Toys“R”Us, Inc. and Target Corporation. Sales to these customers amounted to 19%, 9% and 9%, of consolidated net revenues during 2017. These sales were primarily within the U.S. and Canada segment.

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

(22)	Subsequent Event - eOne Acquisition
On December 30, 2019, the Company completed its acquisition of eOne, a global independent studio that specializes in the development, acquisition, production, financing, distribution and sales of entertainment content.
We believe the addition of eOne accelerates our brand blueprint strategy by expanding our brand portfolio with eOne's global preschool brands, adding proven TV and film expertise and executive leadership as well as enhancing brand building capabilities and our storytelling capabilities to strengthen Hasbro brands.
The all-cash transaction was valued at approximately £2,900,000 based on the consideration of £5.60 per common share of eOne. Converted at a rate of $1.31 USD/GBP on December 30, 2019, the cash consideration for shares outstanding was approximately $3,656,000. The Company also redeemed eOne's outstanding senior secured notes and paid off the debt outstanding under eOne's revolving credit facility, which together represent approximately $832,000 of eOne's indebtedness. The total cash consideration transferred by the Company was approximately $4,629,000.

Acquisition Consideration
eOne common shares outstanding as of December 30, 2019	498,040
Cash consideration per share	$7.34
Total consideration for shares outstanding	3,655,614
Cash consideration for employee share based payment awards outstanding	141,286
Cash consideration for extinguishment of debt	831,602
Total cash consideration	4,628,502
Less: Employee awards to be recorded as future stock compensation expense	(41,863)
Total consideration transferred	$4,586,639
Because the £5.60 per share consideration is denominated in a currency other than the Company’s functional currency, the consideration was revalued on December 30, 2019, the closing date of the Acquisition, at the then-current GBP/USD spot rate.
The Company financed the acquisition with proceeds from the following debt and equity financings: (1) the issuance of senior unsecured notes in an aggregate principal amount of $2,375,000, (2) the issuance of 10,592 shares of common stock at a public offering price of $95.00 per share and (3) $1,000,000 in term loans provided by a Term Loan Agreement, which were borrowed on the date of closing.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Due to the limited time since the date of the acquisition, the Company's initial purchase price accounting for the eOne acquisition is incomplete and remains under review by the Company. As a result, we are unable to make disclosures required for business combinations related to pro forma revenue and earnings for the periods presented herein. In addition, as information regarding the assets and liabilities acquired as of December 30, 2019, is similarly not yet available in its entirety, we are unable to make disclosures for such assets and liabilities, and contingencies acquired or other acquisition date fair value disclosures. This information may be modified through December 27, 2020, as more information is obtained about the facts and circumstances existing at the acquisition date.

(23)	Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2019
Net revenues	$732,510	984,537	1,575,173	1,428,007	4,720,227
Operating profit(a)	36,127	128,333	297,210	190,380	652,050
Earnings before income taxes	29,595	6,108	259,746	298,761	594,210
Net earnings(a)	26,727	13,433	212,949	267,345	520,454
Per common share
Net earnings
Basic	$0.21	0.11	1.68	2.02	4.07
Diluted	0.21	0.11	1.67	2.01	4.05
Market price
High	$93.19	108.86	126.87	123.05	126.87
Low	77.34	84.61	103.04	92.59	77.34
Cash dividends declared	$0.68	0.68	0.68	0.68	2.72
2018
Net revenues	$716,341	904,458	1,569,686	1,389,161	4,579,646
Operating profit (loss)(b)	(80,419)	87,588	313,336	10,547	331,052
Earnings (loss) before income taxes	(88,388)	68,124	295,794	(5,128)	270,402
Net earnings (loss)(b)	(112,492)	60,299	263,861	8,766	220,434
Per common share
Net earnings (loss)
Basic	$(0.90)	0.48	2.08	0.07	1.75
Diluted	(0.90)	0.48	2.06	0.07	1.74
Market price
High	$103.39	93.00	109.60	107.57	109.60
Low	83.56	79.00	91.70	76.84	76.84
Cash dividends declared	$0.63	0.63	0.63	0.63	2.52

(a)	Operating profit and net earnings for the 2019 quarters include the impact of the following items:

•
In the second quarter of 2019, net earnings were impacted by a $110,777 non-cash charge ($85,852 after-tax) related to the settlement of its U.S. defined benefit pension plan. During 2018 the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan and commenced the termination process.

•
In the third quarter of 2019, net earnings were impacted by a loss of $25,533 ($20,886 after-tax) related to hedging the British pound sterling purchase price of eOne. During the third quarter of 2019 the Company announced that they entered into a definitive agreement under which the Company would acquire eOne in an all-cash transaction, to be paid in British pound sterling. The Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the acquisition using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and, as such, were marked to market through other expense in the Company's Consolidated Statement of Operations.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

•
In fourth quarter of 2019, in association with the Company's agreement to acquire eOne in an all-cash transaction, the Company incurred certain transaction-related costs, as well as hedge gains on the British pound sterling purchase price in 2019. This resulted in eOne net gains in the fourth quarter of 2019 of $101,249 ($102,658 after-tax), comprised of the following:

◦
Net earnings were impacted by hedge gains of $139,666 in the fourth quarter of 2019 related to the foreign exchange forward and option contracts to hedge a portion of the British pound sterling purchase price for the eOne Acquisition;

◦
Net earnings were impacted by financing transaction fees of $20,568 in the fourth quarter, primarily related to the Company’s bridge financing facility which terminated unused in the fourth quarter of 2019;

◦	Operating profit and net earnings were impacted by eOne Acquisition related costs of $17,778 in the fourth quarter; and

◦	Net earnings were impacted by tax benefits of $1,409 in the fourth quarter of 2019 related to the eOne Acquisition related costs and Financing transaction fees.

•	In the fourth quarter of 2019, net earnings were impacted by a $185 non-cash charge ($143 after-tax) related to the settlement of US pension plan benefits.

(b)	Net earnings (loss) for the 2018 quarters include the impact of the following items:

•
In the first quarter of 2018, Toys"R"Us announced a liquidation of its U.S. operations, as well as other retail impacts around the globe. As a result, operating profit (loss) and net earnings were impacted by incremental bad debt expense on outstanding Toys"R"Us receivables, royalty expense, inventory obsolescence as well as other related costs of $70,428 ($61,372 after-tax). In the fourth quarter of 2018, the Company made adjustments to the charges previously recorded based on its final settlement with Toys"R"Us, resulting in a benefit of $10,068 ($8,543 after-tax).

•
In the first quarter of 2018, operating profit (loss) and net earnings were impacted by $17,349 ($15,699 after-tax) of severance charges, primarily outside the U.S., related to actions associated with a new go-to-market strategy designed to be more omni-channel and e-commerce focused. Additionally, in the fourth quarter of 2018, the Company recorded an additional $72,000 ($62,249 after-tax) of severance charges.

•
In the fourth quarter of 2018, operating profit (loss) and net earnings were impacted by a goodwill impairment charge related to its Backflip business of $86,253, as well as impairments of certain definite-lived intangible assets totaling $31,303. These charges totaled $96,928 on an after-tax basis.

•
Throughout 2018, net earnings was impacted by adjustments to provisional U.S. Tax Reform amounts recorded in the fourth quarter of 2017 based on additional regulations issued, amounting to charges of $47,790 the first quarter of 2018, a benefit of $17,336 in the third quarter of 2018 and charges of $10,196 the fourth quarter of 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 29, 2019. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013)”. Based on this assessment, Hasbro’s management concluded that, as of December 29, 2019, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Hasbro, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Hasbro, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interests for each of the years in the three-year period ended December 29, 2019, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Providence, Rhode Island
February 27, 2020

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 29, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and, if applicable, under “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
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
In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s six Board Committees, are all available free of charge upon request to the Company’s Executive Vice President, Chief Legal Officer and Corporate Secretary, Tarrant Sibley, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02861-1059.

Item 11.	Executive Compensation.
The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits
(1) Consolidated Financial Statements
Included in PART II of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 29, 2019 and December 30, 2018
Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2019, 2018 and 2017
Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the Three Fiscal Years Ended in December 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(2) Consolidated Financial Statement Schedules
Included in PART IV of this report:
For the Three Fiscal Years Ended in December 2019, 2018 and 2017:
Schedule II—Valuation and Qualifying Accounts
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.
Item 16. Form 10-K Summary.
Not applicable.

Exhibit
2.	Plan of Acquisition
(a)
Arrangement Agreement by and among Hasbro, Inc., 11573390 Canada Inc. and eOne, dated as of August 22, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2019, File No. 1-6682.)

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

(h)
Sixth Supplemental Indenture dated as of November 19, 2019, among the Company and The Bank of New York Mellon Trust Company, N.A. and U.S. Bank, National Association, supplementing the Indenture dated as of March 15, 2000. (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed November 19, 2019, File No. 1-6682.)

	(i)	Description of the Company’s Common Stock, $0.50 par value per share, registered pursuant to Section 12 of the Exchange Act.
10.	Material Contracts
(a)
Second Amended and Restated Revolving Credit Agreement, dated as of September  20, 2019, by and among Hasbro, Inc., Bank of America, N.A. and the other financial institutions party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2019, File No. 1-6682.)

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

(j)
Term Loan Agreement, dated as of September 20, 2019, by and among Hasbro, Inc., Bank of America, N.A., and the other financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2019, File No. 1-6682).

Exhibit
Executive Compensation Plans and Arrangements
	(k)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
(l)
Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

(m)
First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

(n)
Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)

(o)
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

	(r)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)
(s)
First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders, File No. 1-6682.)

(t)
Form of 2019 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Deborah Thomas, Steve Davis and Wiebe Tinga.) (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, File No. 1-6682.)

(u)
Form of 2019 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to Brian Goldner.) (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, File No. 1-6682.)

(v)
Form of 2019 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to John Frascotti.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, File No. 1-6682.)

(w)
Form of 2019 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Deborah Thomas, Steve Davis and Wiebe Tinga.) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, File No. 1-6682.)

(x)
Form of 2019 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to Brian Goldner.) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, File No. 1-6682.)

(y)
Form of 2019 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to John Frascotti.) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, File No. 1-6682.)

(z)
Form of 2019 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Deborah Thomas, Steve Davis and Wiebe Tinga.) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, File No. 1-6682.)

Exhibit
(aa)
Form of 2019 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to John Frascotti.) (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, File No. 1-6682.)

(bb)
Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)

(cc)
Hasbro, Inc. 2014 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix F to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)

(dd)
First Amendment to Hasbro, Inc. 2014 Senior Management Annual Performance Plan. (Incorporated by reference to Appendix E to the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)

	(ee)	Hasbro, Inc. 2019 Performance Rewards Program. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, File No. 1-6682.)
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

(ii)
Amendment, dated August  1, 2018, to Amended and Restated Employment Agreement between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August  6, 2018, File No. 1-6682.)

(jj)
Employment Agreement, dated August  1, 2018, between the Company and John Frascotti. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of August  6, 2018, File No. 1-6682.)

(kk)
Letter Agreement between the Company and Wiebe Tinga, dated March  4, 2013. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, file No.  1-6682.)

(ll)
Chairmanship Agreement between the Company and Alan Hassenfeld dated August 30, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 25, 2005, File No. 1-6682.)

(mm)
Amendment to Chairmanship Agreement between the Company and Alan  Hassenfeld. (Incorporated by reference to Exhibit 10(hhh) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December  28, 2008, File No. 1-6682.)

(nn)
Second Amendment to Chairmanship Agreement between the Company and Alan  Hassenfeld. (Incorporated by reference to Exhibit 10(ggg) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December  27, 2009, File No. 1-6682.)

(oo)
Third Amendment to Chairmanship Agreement between the Company and Alan Hassenfeld effective as of November  1, 2013. (Incorporated by reference to Exhibit 10(yy) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2013, File No. 1-6682.)

(pp)
Form of 2019 Non-Competition, Non-Solicitation and Confidentiality Agreement. (Applicable to Deborah Thomas, and Wiebe Tinga.) (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, File No. 1-6682.)

(qq)
Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)

	(rr)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
21.		Subsidiaries of the registrant. (Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2018, File No. 1-6682)

Exhibit
23.	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished herewith.
The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Schedule II-Valuation and Qualifying Accounts
Fiscal Years Ended in December
(Thousands of Dollars)

	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other	Balance at End of Year
Valuation accounts deducted from assets to which they apply — for doubtful accounts receivable:
2019	$9,100	5,000	—	3,100	$17,200
2018	$31,400	57,800	—	(80,100)	$9,100
2017	$16,800	23,300	—	(8,700)	$31,400

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HASBRO, INC.
(Registrant)

By:	/s/ Brian D. Goldner	Date: February 27, 2020
Brian D. Goldner Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian D. Goldner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
Brian D. Goldner

/s/ Deborah M. Thomas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Deborah M. Thomas

/s/ John A. Frascotti	President and Chief Operating Officer and Director	February 27, 2020
John A. Frascotti

/s/ Kenneth A. Bronfin	Director	February 27, 2020
Kenneth A. Bronfin

/s/ Michael R. Burns	Director	February 27, 2020
Michael R. Burns

/s/ Hope F. Cochran	Director	February 27, 2020
Hope F. Cochran

/s/ Sir Crispin H. Davis	Director	February 27, 2020
Sir Crispin H. Davis

/s/ Lisa Gersh	Director	February 27, 2020
Lisa Gersh

/s/ Alan G. Hassenfeld	Director	February 27, 2020
Alan G. Hassenfeld

/s/ Tracy A. Leinbach	Director	February 27, 2020
Tracy A. Leinbach

/s/ Edward M. Philip	Director	February 27, 2020
Edward M. Philip

/s/ Richard S. Stoddart	Director	February 27, 2020
Richard S. Stoddart

	Director	February 27, 2020
Mary Beth West

/s/ Linda K. Zecher	Director	February 27, 2020
Linda K. Zecher