Form 10-Q
period 2020-03-29
HASBRO, INC.
filed 2020-05-07
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of April 29,2020 was 137,011,347.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	March 29, 2020	March 31, 2019	December 29, 2019
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $86,177, $0 and $0	$1,237,884	1,196,634	4,580,369
Accounts receivable, less allowance for doubtful accounts of $16,900 $12,100 and $17,200	963,823	638,417	1,410,597
Inventories	444,406	491,751	446,105
Prepaid expenses and other current assets	672,390	305,056	310,450
Total current assets	3,318,503	2,631,858	6,747,521
Property, plant and equipment, less accumulated depreciation of $513,200 $484,200 and $505,900	455,945	395,624	382,248
Other assets
Goodwill	3,572,650	485,528	494,584
Other intangible assets, net of accumulated amortization of $608,500 $747,800 and $895,200	1,615,778	682,063	646,305
Other	1,461,483	739,700	584,970
Total other assets	6,649,911	1,907,291	1,725,859
Total assets	$10,424,359	4,934,773	8,855,628
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$9,405	13,409	503
Current portion of long-term debt	64,441	—	—
Accounts payable	308,496	234,262	343,927
Accrued liabilities	1,356,214	701,054	912,652
Total current liabilities	1,738,556	948,725	1,257,082
Long-term debt	5,156,290	1,695,462	4,046,457
Other liabilities	738,965	636,055	556,559
Total liabilities	7,633,811	3,280,242	5,860,098
Redeemable noncontrolling interests	26,041	—	—
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 at March 29, 2020, 209,694,630 at March 31, 2019, and 220,286,736 at December 29, 2019	110,143	104,847	110,143
Additional paid-in capital	2,282,379	1,269,230	2,275,726
Retained earnings	4,191,810	4,125,686	4,354,619
Accumulated other comprehensive loss	(294,772)	(282,339)	(184,220)
Treasury stock, at cost; 83,279,734 shares at March 29, 2020; 83,830,809 shares at March 31, 2019; and 83,424,129 shares at December 29, 2019	(3,560,336)	(3,562,893)	(3,560,738)
Noncontrolling interests	35,283	—	—
Total shareholders' equity	2,764,507	1,654,531	2,995,530
Total liabilities, noncontrolling interests and shareholders' equity	$10,424,359	4,934,773	8,855,628
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended
	March 29, 2020	March 31, 2019
Net revenues	$1,105,570	732,510
Costs and expenses:
Cost of sales	262,694	259,987
Program cost amortization	132,146	6,575
Royalties	112,822	59,888
Product development	53,829	56,260
Advertising	101,641	76,604
Amortization of intangibles	36,811	11,816
Selling, distribution and administration	279,128	225,253
Acquisition and related costs	149,782	—
Total costs and expenses	1,128,853	696,383
Operating profit (loss)	(23,283)	36,127
Non-operating (income) expense:
Interest expense	54,725	22,314
Interest income	(4,667)	(7,682)
Other expense (income), net	(1,459)	(8,100)
Total non-operating expense, net	48,599	6,532
Earnings (loss) before income taxes	(71,882)	29,595
Income tax (benefit) expense	(4,072)	2,868
Net earnings (loss)	(67,810)	26,727
Net earnings attributable to noncontrolling interests	1,827	—
Net earnings (loss) attributable to Hasbro, Inc.	(69,637)	26,727

Net earnings (loss) per common share:
Basic	$(0.51)	0.21
Diluted	$(0.51)	0.21
Cash dividends declared per common share	$0.68	0.68
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended
	March 29, 2020	March 31, 2019
Net earnings (loss)	$(67,810)	26,727
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(131,767)	6,993
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(410)	265
Net gains on cash flow hedging activities, net of tax	25,015	6,592
Reclassifications to earnings (loss), net of tax:
Net gains on cash flow hedging activities	(3,664)	(2,814)
Amortization of unrecognized pension and postretirement amounts	274	1,139
Total other comprehensive earnings (loss), net of tax	(110,552)	12,175
Total comprehensive earnings attributable to noncontrolling interests	1,827	—
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$(180,189)	38,902
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net earnings (loss)	$(67,810)	26,727
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	23,666	27,028
Amortization of intangibles	36,811	11,816
Asset impairments	40,878	—
Program cost amortization	132,146	6,575
Deferred income taxes	(3,127)	11,795
Stock-based compensation	10,651	5,285
Other non-cash items	8,418	(3,503)
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	653,687	558,888
Increase in inventories	(13,933)	(50,109)
Increase in prepaid expenses and other current assets	(22,965)	(33,934)
Program production costs, net	(168,043)	(17,728)
Decrease in accounts payable and accrued liabilities	(315,781)	(273,955)
Other	(22,971)	(4,391)
Net cash provided by operating activities	291,627	264,494
Cash flows from investing activities:
Additions to property, plant and equipment	(30,833)	(25,201)
Acquisitions, net of cash acquired	(4,403,929)	—
Other	4,271	(1,800)
Net cash utilized by investing activities	(4,430,491)	(27,001)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	1,017,689	—
Repayments of borrowings with maturity greater than three months	(50,186)	—
Net repayments of other short-term borrowings	(1,424)	3,419
Purchases of common stock	—	(47,479)
Stock-based compensation transactions	1,830	2,335
Dividends paid	(93,162)	(79,274)
Payments related to tax withholding for share-based compensation	(5,307)	(11,880)
Redemption of equity instruments	(47,399)	—
Deferred acquisition payments	—	(87,500)
Other	(2,572)	—
Net cash provided (utilized) by financing activities	819,469	(220,379)
Effect of exchange rate changes on cash	(23,090)	(2,851)
(Decrease) increase in cash, cash equivalents and restricted cash	(3,342,485)	14,263
Cash, cash equivalents and restricted cash at beginning of year	4,580,369	1,182,371
Cash, cash equivalents and restricted cash at end of period	$1,237,884	1,196,634

Supplemental information
Cash paid during the period for:
Interest	$13,479	28,576
Income taxes	$19,915	13,019
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Noncontrolling Interests
(Thousands of Dollars)

	Quarter Ended March 29, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 29, 2019	$110,143	2,275,726	4,354,619	(184,220)	(3,560,738)	—	$2,995,530	$—
Noncontrolling interests related to acquisition of Entertainment One Ltd.	—	—	—	—	—	39,925	39,925	23,596
Net loss attributable to Hasbro, Inc.	—	—	(69,637)	—	—	—	(69,637)	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	(1,864)	(1,864)	37
Other comprehensive loss	—	—	—	(110,552)	—	—	(110,552)	—
Stock-based compensation transactions	—	(3,998)	—	—	402	—	(3,596)	—
Stock-based compensation expense	—	10,651	—	—	—	—	10,651	—
Dividends declared	—	—	(93,172)	—	—	—	(93,172)	—
Distributions paid to noncontrolling owners	—	—	—	—	—	(2,778)	(2,778)	2,408
Balance, March 29, 2020	$110,143	$2,282,379	$4,191,810	$(294,772)	$(3,560,336)	$35,283	$2,764,507	$26,041

	Quarter Ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 30, 2018	$104,847	1,275,059	4,184,374	(294,514)	(3,515,280)	—	$1,754,486	$—
Net earnings	—	—	26,727	—	—	—	26,727	—
Other comprehensive earnings	—	—	—	12,175	—	—	12,175	—
Stock-based compensation transactions	—	(11,114)	—	—	1,569	—	(9,545)	—
Purchases of common stock	—	—	—	—	(49,182)	—	(49,182)	—
Stock-based compensation expense	—	5,285	—	—	—	—	5,285	—
Dividends declared	—	—	(85,415)	—	—	—	(85,415)	—
Balance, March 31, 2019	$104,847	$1,269,230	$4,125,686	$(282,339)	$(3,562,893)	$—	$1,654,531	$—

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of March 29, 2020 and March 31, 2019, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended March 29, 2020 and March 31, 2019 were each 13-week periods.
The results of operations for the quarter ended March 29, 2020 are not necessarily indicative of results to be expected for the full year, nor were those of the comparable 2019 period representative of those actually experienced for the full year 2019.
Following the Company's acquisition of Entertainment One Ltd. ("eOne" or "eOne Acquisition") (see Note 3), beginning with the first quarter of 2020, the eOne operating segment was added to the Company's reporting structure and is comprised of all legacy eOne operations. Over time, the Company plans to transition towards reflecting all of its entertainment operations within the eOne segment. The Company also expects to shift the consumer product and digital licensing business and toy and game sales related to the eOne preschool brands to legacy Hasbro segments; including related toy and game operations into the Company's geographic commercial segments in late 2021 and 2022. In addition to the eOne segment, the Company's brand architecture now reflects the addition of the TV, Film and Entertainment brand portfolio which consists of legacy eOne film and TV revenues. Operations related to eOne brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM, are reported in the Emerging Brands portfolio.
eOne's results of operations and financial position are included in the Company's consolidated financial statements and accompanying condensed footnotes since the date of acquisition. For more information on the eOne Acquisition see Note 3, Business Combination.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our Form 10-K for the year ended December 29, 2019. An update and supplement to these accounting policies associated with our acquisition of eOne is below.

Noncontrolling Interests
The financial results and position of the noncontrolling interests acquired through the acquisition of eOne are included in their entirety in the Company’s consolidated statements of operations and consolidated balance sheets beginning with the first quarter of 2020. The value of the redeemable noncontrolling interests is presented in the consolidated balance sheets as temporary equity between liabilities and shareholders' equity. The value of the noncontrolling interests is presented in the consolidated balance sheets within total shareholders' equity. Earnings (losses) attributable to the redeemable noncontrolling interests and noncontrolling interests are presented as a separate line on the consolidated statements of operations which is necessary to identify those earnings (losses) specifically attributable to Hasbro. A breakout of the redeemable noncontrolling interests and noncontrolling interests acquired is listed below.

Name	Country of Incorporation	Proportion held	Principal activity
Astley Baker Davies Limited	England and Wales	70%	Ownership of intellectual property
Whizz Kid Entertainment Limited	England and Wales	70%	Production of television programs
MR Productions Holdings, LLC	United States	77%	Film development
Renegade Entertainment, LLC	United States	65%	Production of television programs
Round Room Live, LLC	United States	60%	Production of live events

Production Financing
Production financing relates to financing facilities for certain of the Company's television and film productions. Beginning in the first quarter of 2020 with the acquisition of eOne, the Company funded certain of its television and film productions using production financing facilities. Production financing facilities are secured by the assets and future revenues of the individual production subsidiaries, typically have maturities of less than two years while the titles are in production, and are repaid once the production is delivered and all tax credits, broadcaster pre-sales and international sales have been received. In connection with the production of a television or film program, the Company records initial cash outflows within cash flows from operating activities due to its investment in the production and concurrently records cash inflows within cash flows from financing activities from the production financing it normally obtains. Under these facilities, certain of the Company's cash is restricted while the financing is outstanding. At March 29, 2020, $86,177 of the Company's cash was restricted by such facilities.

Investment in Productions and Acquired Content Rights
The cost of investments in programming ("IIP") and investments in content rights ("IIC") for eOne's television and film libraries are recorded in the consolidated balance sheets at amounts considered recoverable against future revenues. These amounts are amortized to program cost amortization using a model that reflects the consumption of the asset as it is released through different exploitation windows (e.g., broadcast licenses, theatrical release and home entertainment) and the expected revenue earned in each of those stages of release over a period not exceeding 10 years. Amounts capitalized are reviewed regularly and any portion of the unamortized amount that appears not to be recoverable from future net revenues will be written off to program cost amortization during the period in which the loss becomes evident. Certain of these agreements require the Company to pay minimum guaranteed advances ("MGs") for participations and residuals. MGs are recognized in the consolidated balance sheets when a liability arises, usually on delivery of the television or film program to the Company. The current portion of MGs are recorded as Payables and Accrued Liabilities and the long-term portion are recorded as Other Liabilities.
These consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The Company filed with the SEC audited consolidated financial statements for the fiscal year ended December 29, 2019 in its Annual Report on Form 10-K ("2019 Form 10-K"), which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

Recently Adopted Accounting Standards
The Company's significant accounting policies are the same as those described in Note 1 to the Company's consolidated financial statements in its 2019 Form 10-K with the exception of the accounting policies disclosed above.
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13 (ASU 2016-13) Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption was permitted. The Company adopted the standard in the first quarter of 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (ASU 2018-13), Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, specifically related to disclosures surrounding Level 3 asset balances, fair value measurement methods, related gains and losses and fair value hierarchy transfers. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption was permitted. The Company adopted the standard in the first quarter of 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.
In March 2019, the FASB issued Accounting Standards Update No. 2019-02 (ASU 2019-02) Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The amendments in this update align cost capitalization of episodic television series production costs with that of film production cost capitalization. In addition, this update addresses impairment testing procedures with regard to film groups, when a film or license agreement is expected to be monetized with other films and/or license agreements.  The intention of this update is to align accounting treatment with changes in production and distribution models within the entertainment industry and to provide increased transparency of information provided to users of financial statements about produced and licensed content.  For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption was permitted. The Company adopted the standard in the first quarter of 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14) Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The standard relates to financial statement disclosure only and will not have an impact on the Company's consolidated statement of financial position, statements of operations and comprehensive earnings (loss) or statement of cash flows.
(2) Revenue Recognition
Revenue Recognition
Revenue is recognized when control of the promised goods or content is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or content.  The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

Contract Assets and Liabilities
Within our Entertainment, Licensing and Digital segment and our eOne segment the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied.  In addition, the Company may receive payments from its digital gaming business in advance of the recognition of the revenues. The Company defers revenues on these advanced payments until its performance obligation is satisfied and records the aggregate deferred revenues as liabilities. The Company records contract assets in the case of minimum guarantees that are being recognized ratably over the term of the respective license periods which varies based on sales over and above the contracts’ minimum guarantee. The current portion of contract assets were recorded in Prepaid Expenses and Other Current Assets, respectively, and the long-term portion were recorded as Other Long-Term Assets.

At March 29, 2020 and March 31, 2019, the Company had the following contract assets and liabilities in its consolidated balance sheets:

	March 29, 2020	March 31, 2019
Assets
Contract assets - current	$271,120	23,857
Contract assets - long term	87,496	3,434
Total	$358,616	27,291
Liabilities
Contract liabilities	184,064	47,678
Total	$184,064	47,678

In connection with the Company’s acquisition of eOne, the Company acquired $291,427 of contract assets, of which $234,532 were recorded in Prepaid Expenses and Other Current Assets and $56,895 were recorded in Other Long-term Assets, within the Company’s consolidated balances sheets. In addition, the Company acquired deferred revenues from eOne in the amount of $189,654 which were recorded in Accrued Liabilities within the Company's consolidated balance sheets. In the first quarter of 2020, the Company recognized revenues of $80,652 related to these liabilities.

Contract assets and liabilities acquired from eOne represent approximately 87% and 79% of total contract asset balances and total contract liability balances, respectively, as of March 29, 2020.

Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by segment: U.S. and Canada, International, Entertainment, Licensing and Digital, and eOne.  The Company further disaggregates revenues within its International segment by major geographic region: Europe, Latin America, and Asia Pacific.  Finally, the Company disaggregates its revenues by brand portfolio into five brand categories: Franchise brands, Partner brands, Hasbro gaming, Emerging brands, and TV/Film/Entertainment.  We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 12, Segment Reporting, for further information.
(3) Business Combination
On December 30, 2019, the Company completed its acquisition of eOne, a global independent studio that specializes in the development, acquisition, production, financing, distribution and sales of entertainment content. eOne's principal brand, PEPPA PIG, which was launched in the United Kingdom in May 2004, entertains pre-school children worldwide with much of its historical revenue generated through licensing and merchandising programs across multiple retail categories. eOne’s portfolio of pre-school brands also includes PJ MASKS and RICKY ZOOM.

The addition of eOne accelerates the Company's brand blueprint strategy by expanding our brand portfolio with eOne's global preschool brands, adding proven TV and film expertise and executive leadership as well as by enhancing brand building capabilities and our storytelling capabilities to strengthen Hasbro brands.

The all-cash transaction was valued at approximately £2,900,000 based on the consideration of £5.60 per common share of eOne. Converted at the rate of $1.31 USD/GBP on December 30, 2019, the cash consideration for shares outstanding was approximately $3,658,000. The Company also redeemed eOne's outstanding senior secured notes and paid off the debt outstanding under eOne's revolving credit facility, which together represent approximately $831,000 of eOne's indebtedness. The total cash consideration transferred by the Company was approximately $4,635,000.

The total consideration transferred, in thousands of dollars except per share data, was as follows:

Acquisition Consideration
eOne common shares outstanding as of December 30, 2019	498,040
Cash consideration per share	$7.35
Total consideration for shares outstanding	3,658,345
Cash consideration for employee share based payment awards outstanding	145,566
Cash consideration for extinguishment of debt	831,130
Total cash consideration	4,635,041
Less: Employee awards to be recorded as future stock compensation expense	47,399
Total consideration transferred	$4,587,642

The Company financed the acquisition with proceeds from the following debt and equity financings: (1) the issuance of senior unsecured notes in an aggregate principal amount of $2,375,000 in November 2019, (2) the issuance of 10,592 shares of common stock at a public offering price of $95.00 per share in November 2019 (resulting in net proceeds of $975,185) and (3) $1,000,000 in term loans provided by a term loan agreement, which were borrowed on the date of closing. See Note 6 for further discussion of the issuance of the senior unsecured notes and term loan agreement.

The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). Pursuant to Topic 805, the Company allocated the eOne purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, December 30, 2019. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluations of the facts and circumstances available as of December 30, 2019, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, are ongoing. As we complete further analysis of assets including program rights, investment in films and television content, intangible assets, as well as deferred revenue, noncontrolling interest, tax and certain other liabilities, additional information on the assets acquired and liabilities assumed may become available. A change in information related to the net assets acquired may change the amount of the purchase price assigned to goodwill, and as a result, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and valuations are completed. Provisional adjustments, if any, will be recognized during the reporting period in which the adjustments are determined. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The following table summarizes our preliminary allocation of the December 30, 2019 eOne purchase price (in thousands of dollars):

Estimated Fair Value
Cash, cash equivalents and restricted cash	$183,713
Accounts receivable, net	259,061
Inventories	7,029
Other current assets	286,270
Property, plant and equipment (including right of use assets)	90,339
Intangible assets	1,055,249
Content assets - IIC and IIP	751,524
Other assets	183,209
Short-term borrowings	(60,533)
Accounts payable, and accrued liabilities	(772,097)
Long-term debt (including current portion)	(149,118)
Other liabilities	(262,644)
Noncontrolling interests	(63,541)
Estimated fair value of net assets acquired	1,508,461
Goodwill	3,079,181
Total purchase price	$4,587,642

Intangible assets consist of intellectual property associated with established brands, eOne artist relationships, eOne music catalogs and trademarks and tradenames with estimated useful lives ranging from 7 to 15 years, determined based on when the related cash flows are expected to be realized. The fair value of the intangible assets acquired was determined based on the estimated future cash flows to be generated from the acquired assets, considering assumptions related to contract renewal rates and estimated brand franchise revenue growth.
Investments in productions and content includes the fair value of completed films and television programs which have been produced by eOne or for which eOne has acquired distribution rights, as well as the fair value of films and television programs in production, pre-production and development. For films and television programs, fair values were estimated based on forecasted cash flows, discounted to present value. For titles less than 3 years old and titles in development, the content assets will be amortized using the individual film forecast method, wherein the amortization will phase to the revenues incurred. For titles over 3 years, the estimated useful life is 10 years, and will be amortized straight-line over that period.

Deferred tax liabilities within other liabilities were adjusted to record the deferred tax impact of purchase price accounting adjustments, primarily related to intangible assets.

Other fair value adjustments were made to accounts receivable, net and other assets to reflect the fair value of certain assets upon acquisition.

The former eOne senior notes were adjusted to fair value prior to extinguishment using quoted market values, and the fair value of the outstanding amounts under eOne's credit facility were estimated to approximate their carrying values.

Goodwill of $3,079,181 represents the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value placed on the combined company’s brand building capabilities, our storytelling capabilities and franchise economics in TV, film and other mediums to strengthen Hasbro brands. In addition, the acquisition goodwill depicts added benefits of long-term profitable growth through in-sourcing toy and game production for the acquired pre-school brands and cost-synergies, as well as future revenue growth opportunities. The goodwill recorded as part of this acquisition is included in the newly created eOne segment. The goodwill associated with the fair value step-up of the acquisition will not be amortized for financial reporting purposes and will not be deductible for federal tax purposes.

Changes in the carrying amount of goodwill, by operating segment, for the three months ended March 29, 2020 is as follows:

(in thousands of dollars)	U.S and Canada	International	Entertainment, Licensing and Digital	eOne	Total

Balance at December 29,2019	$291,577	170,218	32,789	—	$494,584
Acquired during the period	—	—	—	3,079,181	3,079,181
Foreign exchange translation	—	(321)	(794)	—	(1,115)
Balance at March 29, 2020	$291,577	169,897	31,995	3,079,181	$3,572,650

The following table summarizes net revenues and loss before income taxes of eOne included in the Company's Consolidated Statement of Operations since the date of acquisition for the quarter ended March 29, 2020 (in thousands of dollars).

Quarter Ended
March 29, 2020
eOne:
Net revenues	$342,493
Loss before income taxes	(33,620)

In the first quarter of 2020, the Company incurred $149,782 of charges related to the eOne Acquisition, which are recorded in acquisition and related charges within the Company’s Consolidated Statement of Operations. Included within the eOne results above were $77,729 of acquisition and related charges. The remaining charges were included in Corporate and Eliminations.
The acquisition and related costs of $149,782 consist of the following:

•
Acquisition and integration costs of $95,718, including $47,339 of expense associated with the acceleration of eOne stock-based compensation and $38,168 of advisor fees settled at the closing of the acquisition, as well as integration costs; and

•
Restructuring and related costs of $54,064, including severance and retention costs of $13,186, as well as $40,878 in impairment charges for certain definite-lived intangible and production assets. The impairment charges of $40,878 were driven by the change in strategy for the combined company’s entertainment assets.

Pursuant to Topic 805, unaudited supplemental pro forma results of operations for the three months ended March 31, 2019, as if the acquisition of eOne had occurred on December 31, 2018, the first day of the Company’s 2019 fiscal year are presented below (in thousands, except per share amounts):

Unaudited
March 31, 2019
Revenues	$1,198,722
Net earnings	79,134
Net earnings attributable to Hasbro, Inc.	76,405

Net earnings per common share:
Diluted	$0.56
Basic	$0.56

The Company acquired eOne on the first day of fiscal year 2020, as such our actual results reflect the acquisition occurring on the first day of the current period.

These pro forma results do not represent financial results that would have been realized had the acquisition occurred on December 31, 2018, nor are they intended to be a projection of future results.

The unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, as if the acquisition had occurred on December 31, 2018, including the following:

•	additional amortization expense of $12,480 that would have been recognized as a result of the allocation of purchase consideration to definite-lived intangible assets subject to amortization;

•	estimated differences in interest expense of $19,105 as a result of incurring new debt and extinguishing historical eOne debt; and

•
the income tax effect of the pro forma adjustments in the amount of $6,570, calculated using a blended statutory income tax rate of 22.5% for the eOne amortization and elimination of historical interest adjustments, and a blended statutory tax rate of 21% for the new debt interest.

(4) Earnings (Loss) Per Share
Net earnings per share data for the quarters ended March 29, 2020 and March 31, 2019 were computed as follows:

	2020		2019
Quarter	Basic	Diluted	Basic	Diluted
Net earnings (loss) attributable to Hasbro, Inc.	$(69,637)	(69,637)	26,727	26,727

Average shares outstanding	137,147	137,147	126,287	126,287
Effect of dilutive securities:
Options and other share-based awards	—	—	—	529
Equivalent Shares	137,147	137,147	126,287	126,816

Net earnings (loss) attributable to Hasbro, Inc. per common share	$(0.51)	(0.51)	0.21	0.21

For the quarters ended March 29, 2020 and March 31, 2019, options and restricted stock units totaling 4,055 and 1,693, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the 2020 amount, 1,151 shares would have been included in the calculation of diluted shares had the Company not had a net loss in the first quarter of 2020. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 372 shares being included in the diluted earnings per share calculation for the quarter ended March 29, 2020.
(5) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters ended March 29, 2020 and March 31, 2019.

	Quarter Ended
	March 29, 2020	March 31, 2019

Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on unrealized holding gains (losses)	$118	(77)
Tax expense on cash flow hedging activities	(7,203)	(3)
Reclassifications to earnings, tax effect:
Tax expense on cash flow hedging activities	267	346
Tax benefit on unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(80)	(331)
Total tax effect on other comprehensive earnings (loss)	$(6,898)	(65)

Changes in the components of accumulated other comprehensive earnings (loss) for the three months ended March 29, 2020 and March 31, 2019 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2020
Balance at December 29, 2019	$(36,129)	(5,232)	(230)	(142,629)	(184,220)
Current period other comprehensive earnings (loss)	274	21,351	(410)	(131,767)	(110,552)
Balance at March 29, 2020	$(35,855)	16,119	(640)	(274,396)	(294,772)

2019
Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)
Current period other comprehensive earnings (loss)	1,139	3,778	265	6,993	12,175
Balance at March 31, 2019	$(141,995)	5,327	(479)	(145,192)	(282,339)

Gains (Losses) on Derivative Instruments
At March 29, 2020, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $33,687 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the first quarter of 2020 or forecasted to be purchased during the remainder of 2020 through 2022, intercompany expenses expected to be paid or received during 2020, television and movie production costs paid in 2020, and cash receipts for sales made at the end of the first quarter of 2020 or forecasted to be made in the remainder of 2020 and, to a lesser extent, 2021 through 2022. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due in 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At March 29, 2020, deferred losses, net of tax of $17,568 related to these instruments remained in AOCE. For the quarters ended March 29, 2020 and March 31, 2019, previously deferred losses of $450, were reclassified from AOCE to net earnings.
Of the amount included in AOCE at March 29, 2020, the Company expects net gains of approximately $24,085 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

(6) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At March 29, 2020, March 31, 2019 and December 29, 2019, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at March 29, 2020, March 31, 2019 and December 29, 2019 also include certain assets and liabilities measured at fair value (see Notes 9 and 10) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of March 29, 2020, March 31, 2019 and December 29, 2019 are as follows:

	March 29, 2020		March 31, 2019		December 29, 2019
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900,000	774,540	—	—	900,000	893,430
3.55% Notes Due 2026	675,000	641,588	—	—	675,000	680,670
3.00% Notes Due 2024	500,000	480,600	—	—	500,000	502,150
6.35% Notes Due 2040	500,000	498,200	500,000	548,200	500,000	581,600
3.50% Notes Due 2027	500,000	465,400	500,000	479,450	500,000	500,550
2.60% Notes Due 2022	300,000	295,320	—	—	300,000	300,960
5.10% Notes Due 2044	300,000	251,670	300,000	285,990	300,000	301,980
3.15% Notes Due 2021	300,000	299,880	300,000	301,440	300,000	303,900
6.60% Debentures Due 2028	109,895	122,643	109,895	129,445	109,895	130,610
Variable % Notes Due December 30, 2022	400,000	400,000	—	—	—	—
Variable % Notes Due December 30, 2024	600,000	600,000	—	—	—	—
Production Financing Facilities	175,572	175,572	—	—	—	—
Total long-term debt	$5,260,467	5,005,413	1,709,895	1,744,525	4,084,895	4,195,850
Less: Deferred debt expenses	39,736	—	14,433	—	38,438	—
Less: Current portion	64,441	—	—	—	—	—
Long-term debt	$5,156,290	5,005,413	1,695,462	1,744,525	4,046,457	4,195,850

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
Of the Company’s long-term borrowings, the $300,000 of 3.15% Notes mature in 2021. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2021 with the exception of certain of the Company’s production financing facilities.

In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400,000 (the

“Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600,000 (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). Loans under the Term Loan Facilities will bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, in each case plus a per annum applicable rate that fluctuates (1) in the case of the Three-Year Tranche, between 87.5 basis points and 175.0 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 75.0 basis points, in the case of loans priced at the Base Rate, and (2) in the case of the Five-Year Tranche, between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued to the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche will require principal amortization payments that will be payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The notes were drawn down on December 30, 2019, the closing date of the eOne Acquisition. As of March 29, 2020, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.
The fair values of the Company's long-term debt are considered Level 3 fair values (see Note 9 for further discussion of the fair value hierarchy) and are measured using the discounted future cash flows method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a similar debt security. This assumption is considered an unobservable input in that it reflects the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement.
Production Financing
In addition to the Company's financial instruments, the Company uses production financing to fund certain of its television and film productions which are arranged on an individual production basis by special purpose production subsidiaries.
Production financing facilities are secured by the assets and future revenue of the individual production subsidiaries and are non-recourse to the Company's assets.

Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received.

Quarter Ended
March 29, 2020
Production financing held by production subsidiaries	$175,572
Other loans	9,405
Total	$184,977

Production financing shown in the consolidated balance sheet as:
Non-current	$141,131
Current	34,441
Total	$175,572

Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of March 29, 2020 was 4.1%.

The Company has Canadian dollar and U.S. dollar production credit facilities with various banks. The carrying amounts are denominated in the following currencies:

	Canadian Dollars	U.S. Dollars	Total
As of March 29, 2020	$73,485	111,492	184,977

The following table represents the movements in production financing and other related loans acquired as a result of the eOne Acquisition during the first quarter of 2020:

	Production Financing	Other Loans	Total
December 30, 2019	$209,651	9,102	$218,753
Drawdowns	20,511	7,996	28,507
Repayments	(50,186)	(8,916)	(59,102)
Foreign exchange differences	(4,404)	1,223	(3,181)
Balance at March 29, 2020	$175,572	9,405	184,977

(7) eOne Investments in Productions and Investments in Acquired Content Rights
In connection with the Company's acquisition of eOne, the Company acquired eOne's library of television and film and music content rights valued at $722,834 as of March 29, 2020 which was recorded in other assets within the Company's consolidated balance sheets.
Investments in productions and investments in acquired content rights are recorded in the consolidated balance sheets to the extent they are considered recoverable against future revenues. These amounts are being amortized to program cost amortization using a model that reflects the consumption of the asset as it is released through various channels including broadcast licenses, theatrical release and home entertainment. Amounts capitalized are to be reviewed periodically and any portion of the unamortized amount that appears not to be recoverable from future net revenues will be expensed as part of program cost amortization during the period the loss becomes evident.

Costs associated with the Company's investments in eOne productions and investments in acquired content rights consisted of the following at March 29, 2020:

Quarter Ended
March 29, 2020
Film Programming
Released, less amortization	$300,619
Completed and not released	63,100
In production	25,702
Pre-production	20,248
409,669
TV Programming
Released, less amortization	101,925
Completed and not released	74,900
In production	64,188
Pre-production	59,863
300,876
Other Programming
Released, less amortization	10,112
In production	2,177
12,289

Total program costs	$722,834

The Company recorded $123,383 of program cost amortization related to the above programming in the quarter ended March 29, 2020, consisting of the following:

	Investment in Production	Investment in Content	Total
Program cost amortization	$83,404	39,979	123,383

(8) Income Taxes

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
Our effective tax rate (ETR) from continuing operations was 5.7% for the quarter ended March 29, 2020 and 9.7% for the quarter ended March 31, 2019.

The following items caused the quarterly ETR to be significantly different from our historical annual ETR:

•
during the quarter ended March 29, 2020, the Company recorded a discrete net tax benefit of $20,081, of which $22,332 is a result of the eOne acquisition and related costs incurred. Additionally, our estimated annual ETR increased to 20.6% from 18.5% as a result of the eOne acquisition during the first quarter of 2020, and a change in the mix of forecasted income by jurisdiction.

•
during the quarter ended March 31, 2019, we recorded a discrete net tax benefit of $2,607 primarily associated with the decrease to our liability for uncertain tax positions that resulted from statute of limitations expiring in certain jurisdictions.

In May 2019, a public referendum held in Switzerland approved Swiss Federal Act on Tax Reform and AHV Financing (TRAF) proposals previously approved by Swiss Parliament. The Swiss tax reform measures were effective on January 1, 2020. Changes in tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The enacted changes in Swiss federal tax were not material to the Company's consolidated financial statements. Swiss cantonal tax was enacted in December 2019. The Company is still assessing the transitional provision options it may elect; however, the legislation is not expected to have a material effect on the Company’s consolidated financial statements. We will continue to review TRAF as the Swiss authorities provide additional interpretive guidance on the new law and related transitional methodology.

The Company is no longer subject to U.S. federal income tax examinations for years before 2013. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2012. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.
(9) Fair Value of Financial Instruments
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
Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At March 29, 2020, March 31, 2019 and December 29, 2019, these investments totaled $24,804, $24,188 and $25,518, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net (losses) gains of $(431) and $550 on these investments in other (income) expense, net for the quarters ended March 29, 2020 and March 31, 2019, respectively, related to the change in fair value of such instruments.

At March 29, 2020, March 31, 2019 and December 29, 2019, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 29, 2020
Assets:
Available-for-sale securities	$768	768	—	—
Derivatives	46,781	—	46,781	—
Total assets	$47,549	768	46,781	—

Liabilities:
Derivatives	$13,131	—	13,131	—
Option agreement	20,836	—	—	20,836
Total liabilities	$33,967	—	13,131	20,836

March 31, 2019
Assets:
Available-for-sale securities	$975	975	—	—
Derivatives	32,296	—	32,296	—
Total assets	$33,271	975	32,296	—

Liabilities:
Derivatives	$45	—	45	—
Option agreement	23,144	—	—	23,144
Total liabilities	$23,189	—	45	23,144

December 29, 2019
Assets:
Available-for-sale securities	$1,296	1,296	—	—
Derivatives	48,973	—	48,973	—
Total assets	$50,269	1,296	48,973	—

Liabilities:
Derivatives	$5,733	—	5,733	—
Option agreement	22,145	—	—	22,145
Total Liabilities	$27,878	—	5,733	22,145

Available-for-sale securities include equity securities of one company quoted on an active public market.
The Company's derivatives consist of foreign currency forward and option contracts and zero-cost collar options. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at March 29, 2020, March 31, 2019 and December 29, 2019, and is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the three month period ended March 29, 2020.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2020	2019
Balance at beginning of year	$(22,145)	(23,440)
Gain from change in fair value	1,309	296
Balance at end of first quarter	$(20,836)	(23,144)

In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At March 29, 2020, March 31, 2019 and December 29, 2019, these investments had fair values of $24,804, $24,188 and $25,518, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 days – 90 days’ notice.
(10) Derivative Financial Instruments
Hasbro uses foreign currency forward contracts and zero-cost collar options to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales, television and film production cost and production financing loans (see Note 6) as well as other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
Cash Flow Hedges
The Company uses foreign currency forward contracts and zero-cost collar options to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company's designated foreign currency forward contracts and zero-cost collar options are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales, certain production financing loans and other cross-border transactions in 2020 through 2022.

At March 29, 2020, March 31, 2019 and December 29, 2019, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	March 29, 2020		March 31, 2019		December 29, 2019
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$343,227	32,186	486,999	21,649	398,800	8,727
Sales	101,120	4,761	263,221	8,358	124,920	4,037
Production financing and other	161,303	6,687	26,422	190	19,499	140
Total	$605,650	43,634	776,642	30,197	543,219	12,904

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at March 29, 2020, March 31, 2019 and December 29, 2019 as follows:

	March 29, 2020	March 31, 2019	December 29, 2019
Prepaid expenses and other current assets
Unrealized gains	$40,376	22,737	12,133
Unrealized losses	(1,893)	(2,008)	(3,955)
Net unrealized gains	$38,483	20,729	8,178

Other assets
Unrealized gains	$7,128	9,752	6,652
Unrealized losses	—	(239)	—
Net unrealized gains	$7,128	9,513	6,652

Accrued liabilities
Unrealized gains	$—	—	293
Unrealized losses	(1,974)	(45)	(2,219)
Net unrealized losses	$(1,974)	(45)	(1,926)

Other liabilities
Unrealized gains	$—	—	—
Unrealized losses	(3)	—	—
Net unrealized losses	$(3)	—	—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended March 29, 2020 and March 31, 2019 as follows:

	Quarter Ended
	March 29, 2020	March 31, 2019
Statements of Operations Classification
Cost of sales	$3,957	2,614
Net revenues	343	878
Other	81	118
Net realized gains	$4,381	3,610

Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  Additionally, with the acquisition of eOne during the first quarter of 2020, the Company continued eOne's balance sheet hedging program designed to manage transactional exposure to fair value movements on certain of eOne's foreign currency denominated monetary assets and liabilities. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet item. As of March 29, 2020, March 31, 2019 and December 29, 2019 the total notional amounts of the Company's undesignated derivative instruments were $238,187, $293,326 and $307,351, respectively.

At March 29, 2020, March 31, 2019 and December 29, 2019, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	March 29, 2020	March 31, 2019	December 29, 2019
Prepaid expenses and other current assets
Unrealized gains	$1,170	2,391	—
Unrealized losses	—	(337)	—
Net unrealized gains	$1,170	2,054	—

Accrued liabilities
Unrealized gains	$1,252	—	13
Unrealized losses	(12,406)	—	(3,820)
Net unrealized losses	$(11,154)	—	(3,807)

Total unrealized (losses) gains, net	$(9,984)	2,054	(3,807)

The Company recorded net gains of $2,499 and $4,809 on these instruments to other (income) expense, net for the quarters ended March 29, 2020 and March 31, 2019, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
eOne Purchase Price Hedge

During the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the eOne Acquisition purchase using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualified as nontaxable integrated tax hedges. These contracts matured on December 30, 2019 (the closing date of the transaction) and net gains or losses recognized on these contracts in the first quarter of 2020 were immaterial.
For additional information related to the Company's derivative financial instruments see Note 5.
(11) Leases
The Company occupies offices and uses certain equipment under various operating lease arrangements. The Company has no finance leases. These leases have remaining lease terms of 1 to 18 years, some of which include options to extend lease terms or options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date, was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred.  Leases with an expected term of 12 months or less are not capitalized. Lease expense under such leases is recorded straight line over the life of the lease. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases.
For the quarters ended March 29, 2020 and March 31, 2019, operating lease expense was $22,897 and $16,561, respectively. Expense related to short-term leases (expected terms less than 12 months) and variable lease payments was not material in the quarters ended March 29, 2020 or March 31, 2019.

Information related to the Company’s leases for the quarters ended March 29, 2020 and March 31, 2019 are as follows:

	Quarter Ended
	March 29, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,602	$9,574
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$64,214	$23,680

Weighted Average Remaining Lease Term
Operating leases	6.0 years	6.7 years
Weighted Average Discount Rate
Operating leases	4.2%	4.5%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of March 29, 2020:

March 29, 2020
2020 (excluding the three months ended March 29, 2020)	$35,280
2021	45,207
2022	41,609
2023	33,842
2024	22,266
2025 and thereafter	66,743
Total future lease payments	244,947
Less imputed interest	49,151
Present value of future operating lease payments	195,796
Less current portion of operating lease liabilities (1)	43,263
Non-current operating lease liability (2)	152,533
Operating lease right-of-use assets, net (3)	$168,805
(1) Included in Accrued liabilities on the consolidated balance sheets.
(2) Included in Other liabilities on the consolidated balance sheets.
(3) Included in Property, plant, and equipment on the consolidated balance sheets.
(12) Segment Reporting
Hasbro is a global play and entertainment company with a broad portfolio of brands and entertainment properties spanning toys, games, licensed products ranging from traditional to high-tech and digital, and film and television entertainment. The Company's segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment, Licensing and Digital, (iv) eOne, and (v) Global Operations. Following the eOne Acquisition on December 30, 2019, the eOne operating segment was added to the Company's existing reporting structure.
The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company's Entertainment, Licensing and Digital segment includes the Company's Wizards of the Coast digital gaming business, consumer products licensing, owned and licensed digital gaming, movie and television entertainment operations. The eOne segment engages in the development, acquisition, production, financing, distribution and sales of entertainment content and is comprised of all legacy eOne operations. These diversified offerings span across film, television and music production and sales, family programming, merchandising and licensing, and digital content. Over time, the Company plans to transition towards reflecting all of its entertainment operations in the eOne segment.  The Company also expects to shift the consumer product and digital licensing business and toy and game sales related to the eOne preschool brands to legacy Hasbro segments; including related toy and game operations into the Company's geographic commercial segments in late 2021 and 2022.
The Global Operations segment is responsible for sourcing finished products for the Company's U.S. and Canada and International segments.
Segment performance is measured at the operating profit level. Included in Corporate and Eliminations are certain corporate expenses, including the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and Eliminations. The significant accounting policies of the segments are the same as those referenced in Note 1.
Results shown for the quarter ended March 29, 2020 are not necessarily representative of those which may be expected for the full year 2020, nor were those of the comparable 2019 periods representative of those actually experienced for the full year 2019. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters ended March 29, 2020 and March 31, 2019 are as follows:

	Quarter Ended
	March 29, 2020		March 31, 2019
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$428,647	3,328	$357,851	1,849
International	250,403	—	282,649	41
Entertainment, Licensing and Digital	84,027	971	91,994	1,974
eOne	342,493	—	—	—
Global Operations (a)	—	194,856	16	229,425
Corporate and Eliminations (b)	—	(199,155)	—	(233,289)
	$1,105,570	—	$732,510	—

	Quarter Ended
Operating profit (loss)	March 29, 2020	March 31, 2019
U.S. and Canada	$71,780	$13,532
International	(26,691)	(30,411)
Entertainment, Licensing and Digital	5,174	30,020
eOne	(33,081)	—
Global Operations (a)	4,649	1,254
Corporate and Eliminations (b)	(45,114)	21,732
	$(23,283)	$36,127

Total assets	March 29, 2020	March 31, 2019	December 29, 2019
U.S. and Canada	$3,335,131	2,600,873	3,244,950
International	2,016,267	2,019,800	2,482,170
Entertainment, Licensing and Digital	869,645	804,288	695,898
eOne	5,850,529	—	—
Global Operations (a)	3,658,540	706,701	3,334,190
Corporate and Eliminations (b)	(5,305,753)	(1,196,889)	(901,580)
	$10,424,359	4,934,773	8,855,628
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
The following table represents consolidated International segment net revenues by major geographic region for the quarters ended March 29, 2020 and March 31, 2019:

	Quarter Ended
	March 29, 2020	March 31, 2019
Europe	$162,249	153,379
Latin America	33,921	62,777
Asia Pacific	54,233	66,493
Net revenues	$250,403	282,649

As a result of the Company's acquisition of eOne, beginning in 2020, the Company's brand architecture reflects the addition of the eOne Entertainment portfolio which consists of legacy eOne film and TV revenues. Revenues related to eOne brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM, are reported in the Emerging Brands portfolio.
The following table presents consolidated net revenues by brand and entertainment portfolio for the quarters ended March 29, 2020 and March 31, 2019:

	Quarter Ended
	March 29, 2020	March 31, 2019
Franchise Brands	$396,497	$393,574
Partner Brands	182,331	171,989
Hasbro Gaming (1)	140,084	107,565
Emerging Brands (2)	94,145	59,382
TV/Film/Entertainment (3)	292,513	—
Total	$1,105,570	732,510

(1) Hasbro's total gaming category, which includes all gaming net revenues, both those reported in Hasbro Gaming and those reported elsewhere, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $340,480 and $243,390, respectively, for the quarters ended March 29, 2020 and March 31, 2019.
(2) First quarter 2020 balance in Emerging Brands portfolio includes eOne brands PEPPA PIG, PJ MASKS and RICKY ZOOM.
(3) TV/Film/Entertainment represents eOne revenues not allocated to the Emerging Brands portfolio.

(13) Restructuring Actions
During 2018, the Company announced a comprehensive restructuring plan which consists of re-designing its go-to market strategy and re-shaping its organization to become a more responsive, innovative and digitally-driven play and entertainment company. As part of this process the Company took certain actions, which continued through 2019. The actions primarily included headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future.

In connection with the eOne Acquisition, in the first quarter of 2020, the Company recorded severance and other employee charges related to the integration of eOne.

Charges related to the 2018 restructuring were included within selling, distribution and administration costs on the Consolidated Statements of Operations for the year ended December 30, 2018. Charges related to the eOne restructuring costs were recorded within acquisition and related charges on the Consolidated Statements of Operations for the quarter ended March 29, 2020, and reported within Corporate and Eliminations. The detail of activity related to the programs for the first quarter of 2020 is as follows:

Remaining amounts to be paid as of December 29, 2019	$31,113
eOne restructuring charges	13,186
Payments made in the first quarter of 2020	(9,876)
Remaining amounts as of March 29, 2020	$34,423

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning: the impact of, and actions and initiatives taken and planned to be taken to try and manage the negative impact of, the global coronavirus outbreak on our business, including the negative impact on supply of products and production of entertainment content, demand for our products and entertainment, our liquidity and our community; the expected adequacy of supply and operation of our manufacturing facilities; the ability to achieve our financial and business goals and objectives; the Company's product and entertainment plans; anticipated product and entertainment performance; anticipated expenses; and working capital and liquidity. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 29, 2019 (“2019 Form 10-K”), for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.
EXECUTIVE SUMMARY
Completion of Acquisition
On December 30, 2019, Hasbro, Inc. ("Hasbro" or the "Company") completed the acquisition of Entertainment One Ltd. ("eOne") for an aggregate purchase price of approximately $4.6 billion, comprised of $3.8 billion of cash consideration for shares outstanding and $0.8 billion related to the redemption of eOne’s outstanding senior secured notes and the payoff of eOne’s revolving credit facility. We financed the acquisition through a combination of debt and equity financings, including (i) the issuance of senior unsecured notes in an aggregate principal amount of $2.4 billion, (ii) the issuance of 10,592,106 shares of common stock at a public offering price of $95.00 per share and (iii) $1.0 billion in term loans. eOne's results of operations and financial position are included in the Company's consolidated financial statements and accompanying condensed footnotes since the date of acquisition. The addition of eOne accelerates the Company's brand blueprint strategy by expanding our brand portfolio with eOne's global preschool brands, adding proven TV and film expertise and executive leadership as well as by enhancing brand building capabilities and our storytelling capabilities to strengthen Hasbro brands.
For more information on the eOne Acquisition see Note 3, "Business Combination" to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
For purposes of identifying Hasbro activities that existed before the eOne Acquisition, in some instances, Hasbro may be referred to herein as legacy Hasbro. For purposes of identifying certain activities derived from eOne's historical business, in some instances these activities may be referred to herein as legacy eOne.
Hasbro, Inc. is a global play and entertainment company committed to Creating the World's Best Play and Entertainment Experiences. From toys, games and consumer products to television, movies, digital gaming, live action, music, and virtual reality experiences, Hasbro connects to global audiences by bringing to life great innovations, stories and brands and developing and delivering the very best content across established and inventive platforms. Hasbro’s iconic brands include MAGIC: THE GATHERING, MY LITTLE PONY, NERF, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, POWER RANGERS, and through the acquisition of eOne, Hasbro expanded its portfolio with popular pre-school brands including PEPPA PIG, PJ MASKS and RICKY ZOOM. In addition, Hasbro leverages its portfolio of premier partner brands. Through our global entertainment studio, we are building our brands worldwide through great storytelling and content on all screens, as well as offering the production and distribution of a broad spectrum of live action scripted and unscripted entertainment content that is not based on our children’s and family entertainment brands. Hasbro is committed to making the world a better place for children and their families through corporate social responsibility and philanthropy.
Hasbro's strategic plan is centered around its brand blueprint. Under the brand blueprint strategy, Hasbro re-imagines, re-invents and re-ignites its owned and controlled brands and imagines, invents and ignites new brands, through product innovation, immersive entertainment offerings, including television, film and music, digital gaming and a broad range of consumer products. As the global consumer landscape, shopping behaviors and the retail and entertainment environments continue to evolve, the Company continues to transform and reimagine its business strategy. This transformation includes reexamining the ways Hasbro organizes across its brand blueprint and re-shaping the Company to become a better equipped and adaptive, digitally-driven organization, including the development of an omni-channel retail presence and adding new capabilities through the on-boarding of new skill sets and talent. More recently, to enhance its long-term competitive position the Company has identified and pursued key growth opportunities through strategic acquisitions, to excel in today’s converged retail environment as a leading global play and entertainment company across all platforms.

Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories and distribution of television programming and other content based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and other consumer products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands including, but not limited to, BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN, DISNEY’S DESCENDANTS, MARVEL, SESAME STREET, STAR WARS, and DREAMWORKS’ TROLLS. MARVEL, STAR WARS, DISNEY PRINCESS, DISNEY FROZEN and DISNEY’S DESCENDANTS are owned by The Walt Disney Company. The eOne business also generates revenue and earnings from the production and distribution of a broad spectrum of television and film entertainment, as well as music production and distribution, that is not based on our children’s and family entertainment brands.
The Company's business is separated into four principal business segments: U.S. and Canada, International, Entertainment, Licensing and Digital and, following the eOne Acquisition, the eOne operating segment was added to the Company's reporting structure. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment, Licensing and Digital segment includes the Company's Wizards of the Coast digital gaming business, consumer products licensing, owned and licensed digital gaming, movie and television entertainment operations. The eOne segment engages in the development, acquisition, production, financing, distribution and sales of entertainment content and is comprised of all legacy eOne operations. These diversified offerings span across film, television and music production and sales, family programming, merchandising and licensing, and digital content. Over time, the Company plans to transition towards reflecting all of its entertainment operations in the eOne segment.  The Company also expects to shift the consumer product and digital licensing business and toy and game sales related to the eOne preschool brands, to legacy Hasbro segments; including related toy and game operations into the Company's geographic commercial segments in late 2021 and 2022.
Coronavirus Outbreak
In the first quarter of 2020, the outbreak of the coronavirus disease (COVID-19) was recognized as a pandemic by the World Health Organization. The global outbreak of COVID-19 currently being experienced in markets in which Hasbro, our employees, consumers, customers, partners, licensees, suppliers and manufacturers operate, could have a significant negative impact on our revenues, profitability and business. As a result of the preventative actions taken worldwide, such as restrictions on travel and business operations, temporary closures of non-essential businesses, shelter-in-place and stay-at-home orders and other voluntary and government imposed restrictions, the outbreak has had a negative impact on economic conditions in all of our markets. These preventative actions although necessary, have led to market uncertainty and some economic disruption.
We have experienced, and expect to continue to experience, disruptions in supply of products and production of entertainment content, negative impact on sales due to changes in consumer purchasing behavior and availability of product to consumers, including due to retail store closures and limitations on the capacity of e-comm channels to supply additional products; delays or postponements of entertainment productions and releases of entertainment content both internally and by our partners; and challenges of working remotely. While we have developed and continue to develop plans to help mitigate the negative impact of the coronavirus to our business, the efforts will not prevent our business from being adversely affected, and the longer the outbreak continues the more negative the impact on our business, revenues and earnings, and the more limited our ability will be to try and make up for delayed or lost product development, production and sales in future periods.
During the first quarter of 2020, the Company's supply chain experienced lower than planned production levels in certain of its third-party manufacturing facilities located in China, due to the impact of COVID-19. After operating at lower than planned production levels during the first quarter due to COVID-19, these facilities are currently operating at planned capacity for this time of year. Outside of China, manufacturing operated at varying levels depending on local government action and overall safety considerations. In response, the Company utilized its global supply chain and existing inventory to work to meet demand and the Company currently expects to make up for any lost production in the second and third quarters, to be well positioned for holiday demand later in the year. However, if significant manufacturing facilities remained closed or limited in operation for longer than expected, or are impacted by a resurgence in COVID-19, we may not be able to make up for the disruption in supply in the nearer term.
During the first quarter, as more of our consumers remained at home, we creatively found ways to accelerate our business online, expand omni-channel and skip the shopping cart to get our products into cars and homes. For example, we launched Bring Home the Fun, a global initiative created to further the Company’s purpose to make the world a better place for children and their families. The initiative provides parents and caregivers resources to help keep kids occupied and engaged during extended time at home and indoors. Another example is the initiative our Wizards of the Coast team undertook to enable players to play MAGIC: THE GATHERING games while in person play events are not happening. Markets with more developed e-comm and omni-channel business operations performed relatively well during the quarter whereas markets that rely more heavily on physical stores for reaching consumers are being negatively impacted to a greater degree. Our top three customers during the first quarter were Walmart, Target and Amazon. The negative impact to future periods from store closures is unknown: however, we expect a greater impact to the second quarter of 2020. As of the close of the first quarter, we remain focused on managing credit risk and are taking steps to manage expenses, bad debt exposures and preserve cash in the near term.
Beginning late in the first quarter, production and delivery of television and film projects for Hasbro's eOne TV and Film business were delayed, negatively impacting the level and timing of revenues. The eOne team continues to develop new projects and work on animation production, which can be done remotely. The team now expects to deliver finished episodes and film projects later in the year than planned. Additionally, several film release dates have moved to later in 2020, into 2021 and in some instances are going straight to video on demand/electronic sell-through windows impacting the timing and level of anticipated revenues. As more people are home, content viewership is high, which we believe bodes well for long-term brand engagement.
The health and safety of Hasbro employees, stakeholders and communities is a top priority. In China, Hasbro's offices reopened in late March following shutdowns earlier in the first quarter. Hasbro's global offices, outside of China, were closed in March due to the COVID-19 outbreak and remain closed today. Hasbro employees have been working virtually since the closure and the timing of re-opening offices will be based on local governmental, health and safety guidelines.
The coronavirus outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations. Please see Part II, Item 1A, Risk Factors, for further information.
First quarter 2020 highlights:

•
First quarter net revenues of $1,105.6 million increased 51% compared to $732.5 million in the first quarter of 2019 and reflects the 2020 acquisition of eOne. The increase in net revenues included an unfavorable foreign currency translation of $11.7 million.

•
Net revenues in the U.S. and Canada segment increased 20% to $428.6 million; International segment net revenues decreased 11% to $250.4 million, including an unfavorable foreign currency translation impact of $9.3 million; Entertainment, Licensing and Digital segment net revenues decreased 9% to $84.0 million; and eOne segment net revenues were $342.5 million.

•
Net revenues from Hasbro Gaming increased 30%; Partner Brands increased 6%; Franchise Brands increased 1%; Emerging Brands net revenues increased 58% and include the addition of preschool brands, PEPPA PIG, PJ MASKS and RICKY ZOOM, acquired as part of the eOne Acquisition; and eOne TV Film and Entertainment portfolio net revenues were $292.5 and represented 26% of total net revenues in the first quarter of 2020.

•	Operating losses were $23.3 million, or 2.1% of net revenue, in the first quarter of 2020 compared to operating profit of $36.1 million, or 4.9% of net revenue, in the first quarter of 2019.

•
First quarter 2020 operating losses were negatively impacted by acquisition and related expenses of $149.8 million ($127.5 million after-tax) and $25.0 million ($19.9 million after-tax) of eOne acquired intangible asset amortization.

•
The net loss attributable to Hasbro, Inc. of $69.6 million, or $0.51 per diluted share, in the first quarter of 2020 compared to net earnings of $26.7 million, or $0.21 per diluted share, in the first quarter of 2019.

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

Amounts Returned to Shareholders
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. Hasbro maintained its quarterly dividend rate of $0.68 per share for the dividend scheduled to be paid in May 2020. In addition to the dividend, the Company historically has returned cash through its share repurchase program. As part of this initiative, since 2005, the Company's Board of Directors (the "Board") adopted nine share repurchase authorizations with a cumulative authorized repurchase amount of $4,325.0 million. The ninth authorization was approved in May 2018 for $500 million. As of March 29, 2020, the Company had $366.6 million remaining under these authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds. As a result of the financing activities related to the eOne Acquisition, the Company has suspended its current share repurchase program while it prioritizes reducing its long-term debt and achieving its gross debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") targets.
SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarters ended March 29, 2020 and March 31, 2019.

	Quarter Ended
	March 29, 2020	March 31, 2019
Net revenues	$1,105.6	$732.5
Operating profit (loss)	(23.3)	36.1
Earnings (loss) before income taxes	(71.9)	29.6
Income tax expense (benefit)	(4.1)	2.9
Net earnings (loss)	(67.8)	26.7
Net earnings attributable to noncontrolling interests	1.8	—
Net earnings (loss) attributable to Hasbro, Inc.	(69.6)	26.7
Diluted earnings (loss) per share	(0.51)	0.21

RESULTS OF OPERATIONS – CONSOLIDATED
The quarters ended March 29, 2020 and March 31, 2019 were each 13-week periods.
Consolidated net revenues for the first quarter of 2020 increased $373.1 million, or 51% compared to the first quarter of 2019 and reflect the inclusion of eOne revenues which represent 31.0% of consolidated net revenues for quarter. First quarter 2020 net revenues include an $11.7 million unfavorable impact from foreign currency translation as a result of weakening currencies compared to the U.S. dollar, primarily in the European, Latin American and Asia Pacific markets in 2020 compared to 2019.
Operating losses for the first quarter of 2020 were $23.3 million, or 2.1% of net revenues, compared to operating profit of $36.1 million, or 4.9% of net revenues, for the first quarter of 2019. Operating losses during the first quarter of 2020 reflect the consolidation of eOne results of operations and were negatively impacted by acquisition and related costs of $149.8 million ($127.5 million after-tax) and $25.0 million ($19.9 million after-tax) of expenses related to eOne acquired intangible asset amortization.
Net losses, including the impact of noncontrolling interests were $67.8 million for the first quarter of 2020 compared to net earnings of $26.7 million for the first quarter of 2019.  The diluted loss per share attributable to Hasbro, Inc. for the first quarter of 2020 was $0.51, down from $0.21 in the first quarter of 2019 and reflects the negative impact of acquisition related costs and eOne acquired intangible asset amortization of $0.93 per diluted share and $0.14 per diluted share, respectively.
As a result of the 2020 acquisition of eOne, the Company's brand architecture reflects the addition of the TV, Film and Entertainment brand portfolio which consists of legacy eOne film and TV revenues. Revenues related to eOne brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM, are reported in the Emerging Brands portfolio.

The following table presents net revenues by brand and entertainment portfolio for the quarters ended March 29, 2020 and March 31, 2019.

	Quarter Ended
	March 29, 2020	March 31, 2019	% Change
Franchise Brands	$396.5	393.6	1%
Partner Brands	182.3	172.0	6%
Hasbro Gaming	140.1	107.6	30%
Emerging Brands	94.1	59.4	58%
TV, Film and Entertainment	292.5	—	100%
Total	$1,105.6	732.5	51%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 1% in the first quarter of 2020 compared to the first quarter of 2019. Higher net revenues from MAGIC: THE GATHERING and MONOPOLY products were offset by lower net revenues from PLAY-DOH, TRANSFORMERS, MY LITTLE PONY and to a lesser extent, NERF and Baby Alive products during the first quarter of 2020.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 6% in the first quarter of 2020 compared to the first quarter of 2019.  Partner Brands net revenues are reliant on related entertainment, including television and movie releases. During the first quarter of 2020, the Company’s Partner Brands portfolio was supported by fourth quarter 2019 theatrical releases DISNEY’S FROZEN 2 in November and STAR WARS: THE RISE OF SKYWALKER in December. In addition to these 2019 films, the Company’s 2020 Partner Brand entertainment releases include TROLLS WORLD TOUR, which was released in the premium video-on-demand format in April, as a sequel to the 2016 film, TROLLS from DREAMWORKS and BLACK WIDOW from DISNEY'S MARVEL franchise expected in theaters in November, as well as continuous entertainment provided by the subscription video on-demand streaming service, Disney+.
Net revenue increases from DISNEY FROZEN and DREAMWORKS' TROLLS products as well as increases from STAR WARS products, were partially offset by net revenue declines from MARVEL and DISNEY PRINCESS products during the first quarter of 2020.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 30% in the first quarter of 2020 compared to the first quarter of 2019. Higher net revenues from DUNGEONS & DRAGONS as well as classic games including, THE GAME OF LIFE, JENGA and OPERATION were partially offset by lower net revenues from PIE FACE in the first quarter of 2020.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $340.5 million for the first quarter of 2020, an increase of 40%, as compared to $243.4 million in the first quarter of 2019.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 58% during the first quarter of 2020 compared to the first quarter of 2019. Contributing to the net revenue increases were the inclusion of brands acquired through the eOne Acquisition including PEPPA PIG and PJ MASKS, as well as net revenue increases from POWER RANGERS products. These increases were partially offset by declines in LITTLEST PET SHOP and LOST KITTIES products during the first quarter of 2020.
TV, FILM and ENTERTAINMENT: The TV, Film and Entertainment portfolio includes eOne revenues not allocated to the Emerging Brands portfolio. Operations contributing to the TV, Film and Entertainment portfolio focus on high quality, premium film, television and music production and content rights around the world and selling this content globally.
During the first quarter of 2020, net revenues from the TV, Film and Entertainment portfolio were approximately 26% of total Company net revenues and included theatrical contributions from the Amblin Partners film 1917, released in December 2019 and broadcast and licensing net revenues from key scripted deliveries including season two of THE ROOKIE, a television drama series currently airing on ABC. In addition to these offerings, net revenues benefited from the Company's lineup of unscripted television programming.

SEGMENT RESULTS
The Company's net revenues and operating profits are primarily derived from its four principal business segments: the U.S. and Canada segment, the International segment, the Entertainment, Licensing and Digital segment and as a result of the 2020 eOne Acquisition, the eOne operating segment. The eOne segment was added to the Company's reporting structure in the first quarter of 2020 and is comprised of the legacy eOne business. The results of these operations are discussed in detail below.
The following table presents net external revenues and operating profit data for the Company's principal segments for the quarters ended March 29, 2020 and March 31, 2019:

	Quarter Ended
	March 29, 2020	March 31, 2019	% Change
Net Revenues
U.S. and Canada segment	$428.6	$357.9	20%
International segment	250.4	282.6	-11%
Entertainment, Licensing and Digital segment	84.0	92.0	-9%
eOne segment	342.5	—	100%

Operating Profit
U.S. and Canada segment	$71.8	$13.5	>100%
International segment	(26.7)	(30.4)	12%
Entertainment, Licensing and Digital segment	5.2	30.0	-83%
eOne segment	(33.1)	—	-100%
U.S. and Canada Segment
The U.S. and Canada segment net revenues for the first quarter of 2020 increased 20% compared to the first quarter of 2019.  Net revenue increases from Franchise Brands, Hasbro Gaming and to a lesser extent the Company's Partner Brands portfolio, were partially offset by lower net revenues from the Emerging Brands portfolio during the first quarter of 2020.
In the Franchise Brands portfolio, higher net revenues from MAGIC: THE GATHERING and MONOPOLY products were partially offset by net revenue decreases from PLAY-DOH, TRANSFORMERS and MY LITTLE PONY products. In the Partner Brands portfolio, higher net revenues from DISNEY FROZEN, DREAMWORKS' TROLLS and BEYBLADE products were partially offset by net revenue decreases from MARVEL and DISNEY PRINCESS products during the first quarter of 2020. In the Hasbro Gaming portfolio, higher net revenues were delivered across many brands in the portfolio, most notably from DUNGEONS & DRAGONS, THE GAME OF LIFE, OPERATION and JENGA products. In the Emerging Brands portfolio, lower net revenues from FURREAL FRIENDS and PLAYSKOOL products, were partially offset by higher net revenues from POWER RANGERS products during the first quarter of 2020.
U.S. and Canada segment operating profit for the first quarter of 2020 was $71.8 million or 16.7% of segment net revenues, compared to segment operating profit of $13.5 million or 3.8% of segment net revenues, for the first quarter of 2019.  The operating profit increase in the first quarter of 2020 was driven by higher revenues and lower administrative and warehousing expenses offset by higher royalty expenses associated with increases in Partner Brand sales and higher freight costs.

International Segment
International segment net revenues declined 11% in the first quarter of 2020 to $250.4 million from $282.6 million in the first quarter of 2019. Absent the impact of foreign exchange, International segment net revenues decreased $22.9 million or 8% during the first quarter of 2020. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended March 29, 2020 and March 31, 2019.

	Quarter Ended
	March 29, 2020	March 31, 2019	% Change
Europe	$162.2	153.4	6%
Latin America	33.9	62.8	-46%
Asia Pacific	54.2	66.5	-18%
Net revenues	$250.4	282.6	-11%
The decline in International segment net revenues during the first quarter of 2020 was partially driven by unfavorable foreign currency translation of $9.3 million. Unfavorable foreign currency translation impacted the Company's major geographic regions as follows: Europe - $3.8 million, Latin America - $3.8 million and Asia Pacific - $1.7 million. Absent the impact of foreign exchange, net revenues for the first quarter of 2020 increased 8% in Europe and decreased 40% and 16% in the Company’s Latin American and Asia Pacific regions, respectively. International segment net revenues from Partner Brands grew while net revenues from Franchise Brands, Hasbro Gaming and Emerging Brands declined during the first quarter of 2020 compared to the first quarter of 2019.  In the Franchise Brands portfolio, lower net revenues from TRANSFORMERS, PLAY-DOH, MY LITTLE PONY and NERF products, were partially offset by higher net revenues from MAGIC: THE GATHERING products.  In the Partner Brands portfolio, net revenue increases from DISNEY FROZEN and DREAMWORKS' TROLLS products were partially offset by net revenue declines from MARVEL and BEY BLADE products. In the Hasbro Gaming portfolio, higher net revenues from DUNGEONS & DRAGONS products and certain other Hasbro Gaming products were more than offset by lower net revenues from PIE FACE products. In the Emerging Brands portfolio, lower net revenues from LITTLEST PET SHOP and LOST KITTIES products were partially offset by higher net revenues from POWER RANGERS and FURREAL FRIENDS products in the first quarter of 2020.
International segment operating losses were $26.7 million, or 10.7% of segment net revenues for the first quarter of 2020, compared to operating losses of $30.4 million, or 10.8% of segment net revenues, for the first quarter of 2019. The decrease in International segment operating losses during the first quarter of 2020 was the result of lower cost of sales due to improved inventory management, lower advertising and marketing costs as well as lower administrative costs. These decreases were partially offset by increased royalty expenses associated with higher sales of partner brand products.
Entertainment, Licensing and Digital Segment
Entertainment, Licensing and Digital segment net revenues declined 9% to $84.0 million for the first quarter of 2020, compared to $92.0 million for the first quarter of 2019. Net revenue declines were primarily driven by lower digital gaming revenues during the first quarter of 2020 due to the timing of game releases combined with the closure of the Backflip business in the fourth quarter of 2019.
Entertainment, Licensing and Digital segment operating profit decreased to $5.2 million, or 6.2% of segment net revenues for the first quarter of 2020, from $30.0 million, or 32.6% of segment net revenues for the first quarter of 2019. The decrease in Entertainment, Licensing and Digital segment operating profit was primarily driven by asset impairment charges of $20.8 million in production assets driven by the change in entertainment strategy as a result of the eOne Acquisition.

eOne Segment
During the first quarter of 2020, eOne segment net revenues were $342.5 million. The following table presents eOne segment net revenues by channel for the quarter ended March 29, 2020.

Three Months Ended
March 29, 2020
eOne Segment Net Revenues
Film and TV	$259.5
Family Brands	50.8
Music and Other	32.2
Segment Total	$342.5
In the first quarter of 2020, drivers of the eOne segment net revenues include; (i) broadcast and licensing revenues associated with internationally recognized brands, PEPPA PIG and PJ MASKS, (ii) theatrical contributions from the Amblin Partners film 1917, released in December 2019, (iii) broadcast and licensing contributions from key scripted deliveries including season two of THE ROOKIE, a television drama series currently airing on ABC as well as the Company's strong lineup of unscripted television programming. In addition to these entertainment driven revenues, the Company's music business benefited from both strong streaming and publishing revenues during the first quarter of 2020.
eOne segment operating losses were $33.1 million, or 9.7% of segment net revenues for the first quarter of 2020. This loss was driven by $77.7 million of acquisition and integration costs, including $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $24.5 million of advisor fees settled at the closing of the acquisition. Also contributing to the loss is $25.0 million of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition.
Global Operations
The Global Operations segment operating profit of $4.6 million for the first quarter of 2020 compared to an operating profit of $1.3 million for the first quarter of 2019.
Corporate and Eliminations
Operating losses in Corporate and Eliminations totaled $45.1 million for the first quarter of 2020 compared to operating profit of $21.7 million for the first quarter of 2019. Operating losses in 2020 were driven primarily by charges related to the eOne Acquisition; including acquisition and integration costs of $17.1 million and restructuring and related costs of $34.1 million, comprised of severance and retention costs, as well as impairment charges for certain definite-lived intangible assets driven by the change in strategy for the combined company’s entertainment assets.
OPERATING COSTS AND EXPENSES
Overall, the Company's costs and expenses in the first quarter of 2020 increased compared to the first quarter of 2019 driven by the inclusion of eOne’s operations in the Company’s consolidated financial statements. Costs and expenses stated as percentages of net revenues, are illustrated below for the quarters ended March 29, 2020 and March 31, 2019.

	Quarter Ended
	March 29, 2020	March 31, 2019
Cost of sales	23.8%	35.5%
Program cost amortization	12.0	0.9
Royalties	10.2	8.2
Product development	4.9	7.7
Advertising	9.2	10.5
Amortization of intangibles	3.3	1.6
Selling, distribution and administration	25.2	30.8
Acquisition and related costs	13.5	0.0

Cost of sales for the first quarter of 2020 was $262.7 million, or 23.8% of net revenues, compared to $260.0 million, or 35.5% of net revenues, for the first quarter of 2019.  The decrease as a percentage of net revenues is primarily related to higher revenues as a result of the acquisition of eOne, which experiences lower costs of sales sold as a percentage of net sales. To a lesser extent, the cost of sales decrease as a percent of net revenues was driven by favorable product mix from strong MAGIC:THE GATHERING revenues combined with higher Partner Brand products, partially offset by higher costs to bring inventory into the U.S. during the first quarter of 2020 as compared to 2019.
Program cost amortization increased to $132.1 million or 12.0% of net revenues, for the first quarter of 2020 from $6.6 million, or 0.9% of net revenues, for the first quarter of 2019. The increase in this expense both in dollars and as a percentage of net revenues is primarily related to eOne, which experiences higher program cost amortization as a percentage of net sales. Program costs are capitalized as incurred and amortized using the individual-film-forecast method which matches costs to the related recognized revenue.
Royalty expense for the first quarter of 2020 increased to $112.8 million, or 10.2% of net revenues, compared to $59.9 million, or 8.2% of net revenues, for the first quarter of 2019.  The increase in royalty expense in dollars and as a percent of net revenues was driven by eOne combined with higher sales of Partner Brand products in the first quarter of 2020 as compared to the first quarter of 2019.
Product development expense for the first quarter of 2020 was $53.8 million, or 4.9% of net revenues, compared to $56.3 million, or 7.7% of net revenues, for the first quarter of 2019.  The decrease as a percent of net revenues was primarily related to eOne, which experiences lower product development expense as a percentage of net sales combined with lower spending as a result of global cost savings initiatives partially offset by increased investments in digital gaming.
Advertising expense for the first quarter of 2020 was $101.6 million, or 9.2% of net revenues, compared to $76.6 million, or 10.5% of net revenues, for the first quarter of 2019.  The advertising expense increase in dollars was driven by eOne advertising expenses and higher costs in support of the first quarter MAGIC: THE GATHERING tabletop set release, partially offset by reduced advertising levels across the regions reflecting the current environment due to COVID-19 impacts.
Amortization of intangible assets increased to $36.8 million, or 3.3% of net revenues for the first quarter of 2020, compared to $11.8 million, or 1.6% of net revenues, for the first quarter of 2019.  The increase in dollars and as a percent of net revenues is primarily related to the acquisition of eOne, which contributed $25.0 million to amortization. Excluding the intangible asset amortization associated with eOne, amortization of intangible assets was consistent with 2019.
For the first quarter of 2020, the Company's selling, distribution and administration expenses increased to $279.1 million, or 25.2% of net revenues, from $225.3 million, or 30.8% of net revenues, for the first quarter of 2019. The increase in selling, distribution and administration expenses in dollars was driven primarily by the inclusion and consolidation of eOne's operations during the first quarter. In addition, the increase in selling, distribution and administration expenses reflects higher shipping costs in the first quarter of 2020 due to an increase in domestic sales of Hasbro Gaming products and higher stock compensation expense. These increases were partially offset by lower warehousing expenses and decreased general and administrative spending due to the Company’s ongoing cost-reduction efforts in the first quarter of 2020 as compared to the first quarter of 2019.
During the three months ended March 29, 2020, the Company incurred $149.8 million of acquisition and related costs in connection with the eOne Acquisition. These expenses comprised of $95.7 million of acquisition and integration costs, primarily related to $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $38.2 million of advisor fees settled at the closing of the acquisition. Also included in the acquisition and related costs were $54.1 million of restructuring and related costs including severance and retention costs of $13.2 million as well as $40.9 million in impairment charges for certain definite-lived intangible and production assets. The impairment charges of $40.9 million were driven by the change in strategy for the combined company’s entertainment assets.
NON-OPERATING (INCOME) EXPENSE
Interest expense for the first quarter of 2020 totaled $54.7 million compared to $22.3 million in the first quarter of 2019, respectively. During November 2019, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities in connection with the financing of the acquisition of eOne. The increase in interest expense for the first quarter of 2020 reflects interest related to these notes and other borrowings associated with the eOne business, partially offset by lower average short-term borrowings during the quarter.
Interest income was $4.7 million for the first quarter of 2020, compared to $7.7 million in the first quarter of 2019. Lower average interest rates in 2020 compared to 2019 contributed to the decrease.

Other income, net was $1.5 million for the first quarter of 2020 compared to other income, net of $8.1 million in the first quarter of 2019.  The decrease in other income, net in the first quarter was driven by foreign currency losses in 2020 compared to foreign currency gains in 2019, partially offset by lower pension expense as a result of the termination of the Company's U.S. pension plans in the second quarter of 2019.
INCOME TAXES
Income tax benefit totaled $4.1 million on pre-tax loss of $71.9 million in the first quarter of 2020 compared to income tax expense of $2.9 million on pre-tax earnings of $29.6 million in the first quarter of 2019. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first quarter of 2020, favorable discrete tax adjustments were a net benefit of $20.1 million compared to a net benefit of $2.6 million in the first quarter of 2019. The favorable discrete tax adjustments for the first quarter of 2020 primarily relate to the costs related to the acquisition of eOne. The favorable discrete tax adjustments for the first quarter of 2019 primarily related to expiration of statutes of limitations for uncertain tax positions. Absent discrete items, the adjusted tax rates for the first quarters of 2020 and 2019 were 20.6% and 18.5%, respectively. The increase in the adjusted tax rate of 20.6% for the first quarter of 2020 is primarily due to the mix of jurisdictions where the Company earned its profits and the impact of the eOne Acquisition.
OTHER INFORMATION
Brexit Referendum
On June 23, 2016, the United Kingdom (“UK”) voted in a referendum to leave the European Union (“EU”), commonly referred to as Brexit. The UK government triggered the formal two-year period to negotiate the terms of the UK’s exit on March 29, 2017. These events resulted in an immediate weakening of British pound sterling against the US dollar, and increased volatility in the foreign currency markets which continued into 2020. These fluctuations initially affected Hasbro’s financial results, although the impact was partially mitigated by the Company’s hedging strategy. On January 31, 2020, the UK formally withdrew from the EU, entering a transitional period which is currently expected to end on December 31, 2020. During this transitional period, EU law will continue to apply in the UK while providing time for the UK and EU to negotiate the details of their future relationship. Financial, trade and legal implications of the UK leaving the EU remain uncertain. The Company continues to closely monitor the negotiations and the impact to foreign currency markets, taking appropriate actions to support the Company’s long-term strategy and to mitigate risks in its operational and financial activities. However, the Company cannot predict the direction of Brexit-related developments nor the impact of those developments on our European operations and the economies of the markets in which they operate.
Business Seasonality and Shipments
Historically, the revenue pattern of Hasbro’s legacy business has shown the second half of the year to be more significant to its overall business than the first half. The Company expects that this concentration will continue, particularly as more of its business has shifted to larger customers with order patterns concentrated in the second half of the year around the holiday season. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules.
The Company’s business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company sells products, and changes in overall economic conditions. As a result, comparisons of the Company's unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of the Company's expected sales for the year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. Additionally, the impact of the COVID-19 outbreak to the Company's business seasonality and shipments remains uncertain. After operating at lower than planned production levels during most of the first quarter due to COVID-19, the Company's third-party manufacturing facilities in China are currently operating at planned capacity for this time of year. Manufacturing and warehouse partners outside of China operated at close to normal levels during much of the first quarter. Beginning in mid-March and through the remainder of the first quarter of 2020 these locations were operating at varying levels of productivity depending on local government and safety considerations, with some markets operating at lower than normal production levels while other facilities have been closed entirely. The COVID-19 situation continues to be fluid, but we currently expect all manufacturing facilities to reopen in the second quarter, based upon our understanding of local governments directions at this time. As production typically builds to peak levels during the summer months, the Company anticipates making up lost production during the second quarter of 2020, unless a resurgence of COVID-19 cases were to cause further manufacturing shutdowns or restrictions, to be well positioned to meet shipping schedule demands in the second half of the year.
Accounting Pronouncement Updates
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13 (ASU 2016-13) Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard update replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption was permitted. The Company adopted the standard in the first quarter of 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13 (ASU 2018-13), Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, specifically related to disclosures surrounding Level 3 asset balances, fair value measurement methods, related gains and losses and fair value hierarchy transfers. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption was permitted. The Company adopted the standard in the first quarter of 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.
In March 2019, the FASB issued Accounting Standards Update No. 2019-02 (ASU 2019-02) Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The amendments in this update align cost capitalization of episodic television series production costs with that of film production cost capitalization. In addition, this update addresses impairment testing procedures with regard to film groups, when a film or license agreement is expected to be monetized with other films and/or license agreements.  The intention of this update is to align accounting treatment with changes in production and distribution models within the entertainment industry and to provide increased transparency of information provided to users of financial statements about produced and licensed content.  For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption was permitted. The Company adopted the standard in the first quarter of 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14) Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The standard relates to financial statement disclosure only and will not have an impact on the Company's consolidated statement of financial position, statement of operations or statement of cash flows.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first three months of 2020 and 2019 the Company funded its operations and liquidity needs primarily through cash flows from operations, and when needed, used borrowings under its available lines of credit.
The Company expects to continue to fund its working capital needs primarily through available cash and cash flows from operations and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. In addition, beginning in 2020 with the acquisition of eOne, the Company commenced funding certain of its television and film productions using production financing facilities which are secured by the assets and future revenues of the individual production subsidiaries. Under these facilities, the cash generated by the production may be restricted until the production financing is paid. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program are adequate to meet its working capital needs over the next twelve months. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
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
Of the Company’s long-term borrowings, the $300.0 million of 3.15% Notes mature in 2021. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2021 with the exception of certain of the Company’s production financing facilities.
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
As of March 29, 2020, the Company's cash and cash equivalents totaled $1,237.9 million, of which $86.2 million is restricted under the Company’s production financing facilities. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were considered indefinitely reinvested by the Company. The Tax Act provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of March 29, 2020, the Company has a total liability of $192.9 million related to this tax, $18.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $174.5 million is presented within other liabilities, non-current on the Consolidated Balance Sheets. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, the related earnings in foreign jurisdictions are available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of March 29, 2020 is denominated in the U.S. dollar.
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

	March 29, 2020	March 31, 2019	% Change
Cash and cash equivalents (including restricted cash of $86.2 and $0)	$1,237.9	1,196.6	3%
Accounts receivable, net	963.8	638.4	51%
Inventories	444.4	491.8	-10%
Prepaid expenses and other current assets	672.4	305.1	>100%
Other assets	1,461.5	739.7	98%
Accounts payable and accrued liabilities	1,664.7	935.3	78%
Other liabilities	739.0	636.1	16%
Accounts receivable increased to $963.8 million at March 29, 2020, compared to $638.4 million at March 31, 2019. Absent the unfavorable foreign currency impact of $36.7 million, accounts receivable increased 57%, or $362.1 million. The increase in accounts receivable was primarily driven by the inclusion of eOne balances in the first quarter of 2020 of $224.2 million combined with higher U.S. and Canada segment accounts receivable balances driven by the increase in domestic revenues in the quarter ended March 29, 2020 compared to the quarter ended March 31, 2019. Days sales outstanding remained flat at 79 days in the first quarter of 2020 compared to the first quarter of 2019.
Inventories decreased to $444.4 million at March 29, 2020 from $491.8 million at March 31, 2019. Absent the unfavorable foreign currency impact of $22.5 million, inventories decreased 5%, or $24.8 million. The decrease at March 29, 2020 reflects improved inventory management initiatives and lower shipments from China due to the impact of COVID-19 in the first quarter, partially offset by higher inventory levels in the Company's Latin American markets as the Company works through higher than normal inventory levels remaining from the fourth quarter of 2019.
Prepaid expenses and other current assets increased to $672.4 million at March 29, 2020 from $305.1 million at March 31, 2019. The increase was due to higher accrued royalty and licensing balances, primarily attributable to accrued revenue balances associated with eOne's intellectual property of $245.0, higher accrued foreign tax credits related to film and television production costs, the majority of which are attributable to eOne productions and higher unrealized gains on foreign exchange contracts. As a result of the settlement of the Company's U.S. defined benefit pension plan liability, the Company has remaining excess assets of approximately $12.5 million of which $8.0 million is recorded as a current asset and will be used to fund future Company contributions to the Company's 401(k) plan in the U.S. These increases were partially offset by lower prepaid value-added taxes in the first quarter of 2020.
Other assets increased to approximately $1,461.5 million at March 29, 2020 from $739.7 million at March 31, 2019. The increase was primarily due to the inclusion of assets obtained through the eOne Acquisition including investments in acquired content of $471.3 million, investments in film and television productions of $209.3 million and investment in development of $42.2 million. Also contributing to the increase are higher accrued royalty income balances primarily driven by eOne balances, increased non-current royalty advances due to payments made in the first quarter of 2020 relating to the extension of the agreements related to certain of the Company’s partner brands. These increases were partially offset by lower capitalized television production costs, net of related production rebates in the legacy Hasbro business, primarily related to impairment charges recorded on certain production assets during the first quarter of 2020, lower capitalized film production costs in the legacy Hasbro business, net of related production rebates, as a result of higher amortization of film production assets in 2020 and lower long-term receivable balances related to third-party production studio rebates.
Accounts payable and accrued liabilities increased to $1,664.7 million at March 29, 2020 from $935.3 million at March 31, 2019. The increase was primarily attributable to the acquisition of eOne and inclusion of significant accrued participation balances, deferred revenue balances primarily related to broadcast licensing obligations and the addition of eOne's current lease liability and account payable balances. In addition, increases included higher accrued royalty balances and higher accrued interest as a result of higher debt levels in 2020 from the issuance of notes in November 2019 and January 2020. These increases were partially offset by lower severance accruals from payments made in relation to restructuring actions accrued in 2018, lower accrued advertising balances due to COVID-19 related shutdowns late in the first quarter of 2020, lower accrued liabilities due to payments made in 2019 for remaining amounts due to Saban Properties for the POWER RANGERS brand acquisition and lower accrued income tax balances in the first quarter of 2020.

Other liabilities increased to $739.0 million at March 29, 2020 from $636.1 million at March 31, 2019. The increase was primarily driven by deferred tax liabilities recorded as a result of the eOne Acquisition accounting adjustments during the first quarter of 2020 as well as higher long-term lease liability balances resulting from the eOne Acquisition, and higher deferred revenue balances as a result of the inclusion of eOne operations in the Company's consolidated financial statements beginning in the first quarter of 2020. In addition to these increases, there were higher long-term pension balances due to the 2019 year-end actuarial valuations and higher reserves for uncertain tax positions. These increases were offset by a lower transition tax liability balance reflecting the reclassification of certain deferred tax assets in 2019, to reduce the transition tax liability as well as the reclassification of the 2020 installment payment.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the quarters ended March 29, 2020 and March 31, 2019.

	March 29, 2020	March 31, 2019
Net cash provided by (used in)
Operating activities	$291.6	$264.5
Investing activities	(4,430.5)	(27.0)
Financing activities	819.5	(220.4)
Net cash provided by operating activities in the first three months of 2020 was $291.6 million compared to $264.5 million in the first three months of 2019. The $27.1 million increase in net cash provided by operating activities was primarily attributable to an increase in earnings before depreciation, intangible amortization and program cost amortization, partially offset by higher film and television production spend as a result of the inclusion of eOne operations during the first quarter of 2020 as well as long-term royalty advances paid in the first quarter of 2020 related to the extension of certain license agreements that were due to expire in 2020.
Net cash utilized by investing activities was $4,430.5 million in the first three months of 2020 compared to $27.0 million in the first three months of 2019.  The increase in 2020 reflects $4.4 billion of cash utilized to acquire eOne, net of cash acquired. As discussed in the Executive Summary, the cash used for the purchase of eOne consisted of the net proceeds from the issuance of an aggregate principal amount of $2.4 billion in senior secured notes, net proceeds $975.2 million from of the issuance of approximately 10.6 million shares of common stock and $1.0 billion in term loans drawn in the first quarter of 2020.
Additions to property, plant and equipment were $30.8 million in the first three months of 2020 compared to $25.2 million in the first three months of 2019.
Net cash provided by financing activities was $819.5 million in the first three months of 2020 compared to net cash utilized of $220.4 million, in the first three months of 2019. The increase in cash provided by financing activities was primarily driven by the proceeds of the Company's $1.0 billion term loan. Also, in the first quarter of 2020, the Company had repayments of $50.2 million related to eOne production financing loans and paid $47.4 million associated with the redemption of eOne stock awards that were accelerated as a result of the acquisition. During the first quarter of 2019, the Company paid $87.5 million to Saban Properties related to the 2018 POWER RANGERS acquisition which consisted of a $75.0 million deferred purchase price payment and $12.5 million released from escrow. Cash payments related to the purchases of the Company’s common stock were $47.5 million in the first quarter of 2019 compared to $0 in the first quarter of 2020 as the Company suspended the program to prioritize the reduction in long-term debt and achieving its gross debt to EBITDA targets. Dividends paid in the first quarter of 2020 totaled $93.2 million compared to $79.3 million in the first quarter of 2019 primarily reflecting the additional shares issued in the fourth quarter of 2019.
Sources and Uses of Cash
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days.  The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis.  The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At March 29, 2020, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1,500.0 million. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024.  The Company was in compliance with all covenants as of and for the quarter ended March 29, 2020. The Company had no borrowings outstanding under its committed revolving credit facility as of March 29, 2020. However, letters of credit outstanding under this facility as of March 29, 2020 were approximately $2.7 million. Amounts available and unused under the committed line, at March 29, 2020 were approximately $1,497.3 million, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $22.2 million was utilized at March 29, 2020. Of the amount utilized under, or supported by, the uncommitted lines, approximately $9.4 million and $12.8 million represent outstanding short-term borrowings and letters of credit, respectively.

In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. Loans under the Term Loan Facilities bear interest, at the Company’s option, at either the Eurocurrency Rate or the Base Rate, in each case plus a per annum applicable rate that fluctuates (1) in the case of the Three-Year Tranche, between 87.5 basis points and 175.0 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 75.0 basis points, in the case of loans priced at the Base Rate, and (2) in the case of the Five-Year Tranche, between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued to the relevant rating agencies or a lack of ratings issued by such ratings agencies. Loans under the Five-Year Tranche require principal amortization payments, payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the eOne Acquisition, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The loans were drawn down on December 30, 2019 to fund the acquisition of eOne.
The Company has principal amounts of long-term debt at March 29, 2020 of $5.3 billion, due at varying times from 2021 through 2044. As described above, the Company issued an aggregate of $2.4 billion of senior unsecured long-term debt securities in November 2019 and borrowed $1.0 billion under its term loan facilities on December 30, 2019 in connection with the financing of the eOne Acquisition. Of the total principal amount, $30 million is current at March 29, 2020 related to the 5-year term loans due December 2024. Additionally, the Company has outstanding production financing facilities at March 29, 2020 of $175.5 million of which $141.1 million is included in long-term debt and $34.4 million is reported as the current portion of long-term debt within the Company's consolidated financial statements, included in Item 1 of this Form10-Q.
The Company also had letters of credit and other similar instruments of approximately $15.5 million and purchase commitments of approximately $763.1 million outstanding at March 29, 2020.

Through the eOne Acquisition, the Company assumed eOne's existing future obligations for film and television content, future minimum contractual royalty payment obligations and operating lease commitments. Future payments required under these obligations, expressed in millions of dollars as of March 29, 2020, are as follows:

	Remainder 2020	2021	2022	2023	2024	Thereafter	Total
Future film and television obligations	$75.7	17.1	1.7	—	—	—	94.5
First-look commitments	18.7	15.9	7.7	—	—	—	42.3
Operating lease commitments	15.8	13.2	8.9	7.5	6.2	21.7	73.3
	$110.2	46.2	18.3	7.5	6.2	21.7	210.1
Other contractual obligations and commercial commitments, as detailed in the Company's 2019 Form 10-K, did not materially change outside of commitments assumed as part of the eOne Acquisition and certain payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's 2019 Form 10-K does not include certain tax liabilities related to uncertain tax positions. See Note 3 to our consolidated financial statements, which is included in Part I of this Form 10-Q for contractual commitments assumed in the eOne Acquisition.
The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet its obligations over the next twelve months.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include recoverability of goodwill, intangible assets, income taxes and the valuation of the Company’s equity method investment in Discovery Family Channel. These critical accounting policies are the same as those detailed in the 2019 Form 10-K with the exception of the use of estimates for business combinations in relation to the Company’s 2020 acquisition of eOne, which is detailed below.
Business Combinations. The Company accounts for business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.
The Company's evaluation of the facts and circumstances available as of December 30, 2019, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts are ongoing. As further analysis of assets including program rights, investment in films and television content, intangible assets, as well as deferred revenue, noncontrolling interest, tax and certain other liabilities is completed, additional information on the assets acquired and liabilities assumed may become available. A change in the information related to the net assets acquired may change the amount of the purchase price assigned to goodwill, and as a result, the preliminary fair values disclosed are subject to adjustment as additional information is obtained and valuations are completed. Provisional adjustments, if any, will be recognized during the reporting period in which the adjustments are determined. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. For more information on the eOne Acquisition see Note 3, "Business Combinations" to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2020 through 2022 using foreign exchange forward contracts. In addition, during the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the eOne Acquisition purchase price and other transaction related costs using series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualified as nontaxable integrated tax hedges. These contracts matured on December 30, 2019 (the closing date of the transaction) and net gains or losses recognized on these contracts in the first quarter of 2020 were immaterial.
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
The Company reflects all forward and option contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At March 29, 2020, these contracts had net unrealized gains of $33.6 million, of which $39.6 million of unrealized gains are recorded in prepaid expenses and other current assets, $7.1 million of unrealized gains are recorded in other assets and $13.1 million of unrealized losses are recorded in accrued liabilities. Included in accumulated other comprehensive loss at March 29, 2020 are deferred gains, net of tax, of $33.7 million, related to these derivatives.
At March 29, 2020, the Company had fixed rate long-term debt of $5.3 billion. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at March 29, 2020 are deferred losses, net of tax, of $17.6 million related to these derivatives.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 29, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal control over financial reporting
Except for the acquisition of eOne described below, there were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, on December 30, 2019, the Company completed the acquisition of eOne. We are currently integrating eOne into our operations and internal control processes and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 27, 2020 will not include eOne.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is currently party to certain legal proceedings, none of which it believes to be material to its business or financial condition.

Item 1A.	Risk Factors.
In connection with information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed under Item 1A. Risk Factors, in Part I of our 2019 Form 10-K should be considered, together with the discussion below, which includes a supplement to the risk factors in our 2019 Form 10-K relating to the impact of the coronavirus on our business. The risks set forth in our 2019 Form 10-K, as supplemented in this Form 10-Q, could materially and adversely affect our business, financial condition, and results of operations.
The global coronavirus outbreak or other similar outbreaks of communicable infections, diseases, or public health pandemics in the markets in which we and our employees, consumers, customers, partners, licensees, suppliers and manufacturers operate, could substantially harm our business.
The global outbreak of the coronavirus currently being experienced, and any other outbreaks of communicable infections, diseases or other adverse public health conditions in markets in which we, our employees, consumers, customers, partners, licensees, licensors, suppliers and manufacturers operate, could have a significant negative impact on our business, revenues and profitability. The occurrence of these types of events can result, and in the case of the coronavirus has resulted in, disruptions and damage to our business, caused by a number of factors:

•	the negative impact to our ability to design, develop, manufacture and ship product as well as produce and distribute entertainment content;

•
delays in entertainment content releases from our partners and licensors, or changes in release plans, that can adversely impact our product sales; examples of releases that have been delayed include Disney’s MULAN, MARVEL’S BLACK WIDOW and SONY PICTURES GHOSTBUSTERS AFTERLIFE;

•
the negative impact on consumer purchasing behavior and availability of product to consumers, including due to retail store closures, shelter at home instructions and limitations on the capacity of e-commerce;

•	disruptions or restrictions on the ability of some of our employees to work effectively, including due to illness, quarantines, government actions, and facility closures or other similar restrictions;

•
closures of, or restrictions on businesses, such as retail stores, in which our products and/or the products or our licensees are sold, as well as studios and theaters in which or for which we produce and distribute entertainment content; and

•
other negative effects of the coronavirus on our business, including increased risks of accounts receivable collection, delays in payment and negotiations with customers or licensees over payment terms or the ability to perform under contracts or licenses.

The negative impact to supply of product has been and can be driven by: manufacturing and other work stoppages, factory and other business closings, slowdowns or delays, including in China where a substantial portion of our manufacturing occurs; restrictions and limitations placed on workers and factories, including quarantines and other limitations on the ability to travel and return to work; and shortages or delays in production or shipment of products or raw materials. Even as facilities reopen or workers return to work, we expect that such reopenings and returns will be measured and gradual so as to minimize the risk of further outbreaks of the virus, and that despite precautions further outbreaks may occur and result in future negative impacts.
Our entertainment business has been adversely affected by the coronavirus. For example, scheduled productions have been delayed or postponed due to the shutdown of production work and the closure of studios, theatrical releases have been delayed due to the closure of theaters, and in some cases, global releases have moved to different media platforms, such as streaming services. While we have seen increased interest in our content library as consumers increase watching content at home, such interest is unlikely to offset declines in our entertainment business due the shutdown of production and closure of studios and theaters.
The negative impact to demand can be caused by delays in or reduced purchases from customers and consumers who may not be able to leave home or otherwise shop in a normal manner due to restrictions on or closure, either temporarily or permanently, of many retail stores and hobby stores in which our products are sold. Demand has been and may be further impacted due to consumers’ lower discretionary income due to reduced or limited work or unemployment, which has increased dramatically due to the coronavirus.
It is also a possibility that one or more countries may, in reaction to the coronavirus outbreak, place tariffs or other restrictions on products coming from China. As we discuss elsewhere in our risk factors, any tariffs or other restrictions, placed on products we source from China or another significant location for our global supply chain, and imported into significant markets for our products could harm our revenues and earnings.
We believe we have sufficient liquidity and capital resources available at this time, including approximately $1.2 billion of cash on hand and availability under our $1.5 billion revolving credit facility. During this time of uncertainty, however, we are carefully monitoring our expenses to further preserve our liquidity.
While we have developed and continue to develop plans to help mitigate the negative impact of the coronavirus to our business, such as our Bring Home the Fun campaign, these efforts will not completely prevent our business from being adversely affected, and the longer the outbreak continues, the more negative the impact it will have on our business, revenues and earnings, and the more limited our ability will be to try and make up for delayed or lost product development, production and sales.
The impact of coronavirus outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations.  If our business experiences prolonged occurrence of adverse public health conditions due to the coronavirus or other similar outbreaks, we believe our business could be substantially harmed.
Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: the impact of, and actions and initiatives taken and planned to be taken, to try and manage the negative impact of the global coronavirus outbreak on our business, including the negative impact on supply of products and production of entertainment content, demand for our products and entertainment, our liquidity and our community; the expected adequacy of supply and operation of our manufacturing facilities; the ability to achieve our financial and business goals and objectives; the Company's product and entertainment plans, including anticipated entertainment production; anticipated product and entertainment performance; anticipated expenses; and working capital and liquidity. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties. For example, the global coronavirus outbreak has resulted, and may continue to result, in significant disruptions in the markets in which we and our employees, consumers, customers, partners, licensees, suppliers and manufacturers operate. We have experienced, and expect to continue to experience, disruptions in supply of products and production of entertainment content, negative impact on sales due to changes in consumer purchasing behavior and availability of product to consumers, including due to retail store closures and limitations on the capacity of e-commerce; delays or postponements of productions and releases of entertainment content both internally and by our partners; and challenges of working remotely. Our efforts to develop and execute plans to help mitigate the negative impact of the coronavirus to our business will not prevent our business from being adversely affected, and the longer the outbreak continues the more negative the impact will be on our business, revenues, earnings and liquidity, and the more limited our ability will be to try and make up for delayed or lost product development, production and sales. Other factors that might cause such a difference include, but are not limited to:

•	our ability to design, develop, produce, manufacture, source and ship products on a timely, cost-effective and profitable basis;

•	rapidly changing consumer interests in the types of products and entertainment we offer;

•
the challenge of developing and offering products and storytelling experiences that are sought after by children, families and audiences given increasing technology and entertainment offerings available;

•	our ability to develop and distribute engaging storytelling across media to drive brand awareness;

•	our dependence on third party relationships, including with third party manufacturers, licensors of brands, studios, content producers and entertainment distribution channels;

•
our ability to successfully compete in the global play and entertainment industry, including with manufacturers, marketers, and sellers of toys and games, digital gaming products and digital media, as well as with film studios, television production companies and independent distributors and content producers;

•
our ability to successfully evolve and transform our business and capabilities to address a changing global consumer landscape and retail environment, including changing inventory policies and practices of our customers;

•	our ability to develop new and expanded areas of our business, such as through eOne, Wizards of the Coast, and our other entertainment, digital gaming and esports initiatives;

•
risks associated with international operations, such as currency conversion, currency fluctuations, the imposition of tariffs, quotas, border adjustment taxes or other protectionist measures, and other challenges in the territories in which we operate;

•
our ability to successfully implement actions to lessen the impact of potential and enacted tariffs imposed on our products, including any changes to our supply chain, inventory management, sales policies or pricing of our products;

•
downturns in global and regional economic conditions impacting one or more of the markets in which we sell products, which can negatively impact our retail customers and consumers, result in lower employment levels, consumer disposable income, retailer inventories and spending, including lower spending on purchases of our products;

•
other economic and public health conditions or regulatory changes in the markets in which we and our customers, partners, licensees, suppliers and manufacturers operate, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease, such as the coronavirus, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs or delays in revenue;

•
the success of our key partner brands, including the ability to secure, maintain and extend agreements with our key partners or the risk of delays, increased costs or difficulties associated with any of our or our partners’ planned digital applications or media initiatives;

•	fluctuations in our business due to seasonality;

•	the concentration of our customers, potentially increasing the negative impact to our business of difficulties experienced by any of our customers or changes in their purchasing or selling patterns;

•	the bankruptcy or other lack of success of one of our significant retailers, such as the bankruptcy of Toys“R”Us in the United States and Canada;

•	the bankruptcy or other lack of success of one or more of our licensees and other business partners;

•
risks relating to the use of third party manufacturers for the manufacturing of our products, including the concentration of manufacturing for many of our products in the People’s Republic of China and our ability to successfully diversify sourcing of our products to reduce reliance on sources of supply in China;

•	our ability to attract and retain talented employees;

•	our ability to realize the benefits of cost-savings and efficiency and/or revenue enhancing initiatives, including initiatives to integrate eOne into our business;

•
our ability to protect our assets and intellectual property, including as a result of infringement, theft, misappropriation, cyber-attacks or other acts compromising the integrity of our assets or intellectual property;

•	risks relating to the impairment and/or write-offs of products and films and television programs we acquire and produce;

•
risks relating to investments and acquisitions, such as our acquisition of eOne, which risks include: integration difficulties; inability to retain key personnel; diversion of management time and resources; failure to achieve anticipated benefits or synergies of acquisitions or investments; and risks relating to the additional indebtedness incurred in connection with a transaction;

•	the risk of product recalls or product liability suits and costs associated with product safety regulations;

•
changes in tax laws or regulations, or the interpretation and application of such laws and regulations, which may cause us to alter tax reserves or make other changes which would significantly impact our reported financial results;

•	the impact of litigation or arbitration decisions or settlement actions; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

The statements contained herein are based on our current beliefs and expectations. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-Q or to update them to reflect events or circumstances occurring after the date of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There were no share repurchases made in the first quarter of 2020. Following the Company’s acquisition of eOne, the Company suspended its share repurchase program while it prioritizes achieving its target debt to EBITDA levels. For further discussion related to the eOne Acquisition, see Note 3 to our consolidated financial statements, which are included in Part I, Item 1 of this Form 10-Q.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2020
12/30/19 – 1/26/20	—	$—	—	$366,592,558
February 2020
1/27/20 – 3/1/20	—	$—	—	$366,592,558
March 2020
3/2/20 – 3/29/20	—	$—	—	$366,592,558
Total	—	$—	—	$366,592,558
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

4.8
Sixth Supplemental Indenture dated as of November 19, 2019, among the Company and The Bank of New York Mellon Trust Company, N.A. and U.S. Bank, National Association, supplementing the Indenture dated as of March 15, 2000. (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed November 19, 2019, File No. 1-6682.)

10.1*	Form of 2020 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Deborah Thomas.

10.2*	Form of 2020 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.3*	Form of 2020 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for John Frascotti.

10.4*	Form of 2020 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.5*	Form of 2020 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for John Frascotti.

10.6*	Form of 2020 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.7*	Form of 2020 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for John Frascotti.

10.8*	Form of 2020 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.9*	Agreement dated January 21, 2020 with Wiebe Tinga.

10.10*	Agreement dated March 5, 2020 with Stephen Davis.

31.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*Indicates Management Contract or Compensatory Plan, Contract or Arrangement
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: May 7, 2020	By: /s/ Deborah Thomas
Deborah Thomas
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)