Form 10-Q
period 2020-06-28
HASBRO, INC.
filed 2020-07-31
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of July 27, 2020 was 137,022,714.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	June 28, 2020	June 30, 2019	December 29, 2019
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $71,900, $0 and $0	$1,038,016	1,151,042	4,580,369
Accounts receivable, less allowance for doubtful accounts of $28,000 $17,000 and $17,200	911,320	805,288	1,410,597
Inventories	564,168	564,769	446,105
Prepaid expenses and other current assets	672,163	308,996	310,450
Total current assets	3,185,667	2,830,095	6,747,521
Property, plant and equipment, less accumulated depreciation of $528,200 $490,000 and $505,900	482,215	387,372	382,248
Other assets
Goodwill	3,666,045	485,765	494,584
Other intangible assets, net of accumulated amortization of $855,000 $759,900 and $783,500	1,559,050	670,214	646,305
Other	1,329,073	665,164	584,970
Total other assets	6,554,168	1,821,143	1,725,859
Total assets	$10,222,050	5,038,610	8,855,628
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$6,419	12,787	503
Current portion of long-term debt	378,558	—	—
Accounts payable	335,236	330,053	343,927
Accrued liabilities	1,261,352	729,856	912,652
Total current liabilities	1,981,565	1,072,696	1,257,082
Long-term debt	4,802,509	1,695,833	4,046,457
Other liabilities	771,692	554,212	556,559
Total liabilities	7,555,766	3,322,741	5,860,098
Redeemable noncontrolling interests	24,133	—	—
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at June 28, 2020, 209,694,630 shares at June 30, 2019, and 220,286,736 shares at December 29, 2019	110,143	104,847	110,143
Additional paid-in capital	2,297,267	1,290,540	2,275,726
Retained earnings	4,064,715	4,053,266	4,354,619
Accumulated other comprehensive loss	(308,128)	(173,175)	(184,220)
Treasury stock, at cost; 83,264,365 shares at June 28, 2020; 83,488,022 shares at June 30, 2019; and 83,424,129 shares at December 29, 2019	(3,559,990)	(3,559,609)	(3,560,738)
Noncontrolling interests	38,144	—	—
Total shareholders' equity	2,642,151	1,715,869	2,995,530
Total liabilities, noncontrolling interests and shareholders' equity	$10,222,050	5,038,610	8,855,628
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net revenues	$860,279	984,537	$1,965,849	1,717,047
Costs and expenses:
Cost of sales	253,245	343,694	515,939	603,681
Program cost amortization	50,675	23,502	182,821	30,077
Royalties	97,337	71,061	210,159	130,949
Product development	58,325	65,632	112,154	121,892
Advertising	72,366	92,799	174,007	169,403
Amortization of intangibles	34,702	11,815	71,513	23,631
Selling, distribution and administration	281,192	247,701	560,320	472,954
Acquisition and related costs	10,262	—	160,044	—
Total costs and expenses	858,104	856,204	1,986,957	1,552,587
Operating profit (loss)	2,175	128,333	(21,108)	164,460
Non-operating (income) expense:
Interest expense	49,577	22,018	104,302	44,332
Interest income	(1,031)	(5,996)	(5,698)	(13,678)
Other expense (income), net	(2,643)	106,203	(4,102)	98,103
Total non-operating expense, net	45,903	122,225	94,502	128,757
Earnings (loss) before income taxes	(43,728)	6,108	(115,610)	35,703
Income tax (benefit) expense	(10,830)	(7,325)	(14,902)	(4,457)
Net earnings (loss)	(32,898)	13,433	(100,708)	40,160
Net earnings attributable to noncontrolling interests	1,017	—	2,844	—
Net earnings (loss) attributable to Hasbro, Inc.	$(33,915)	13,433	$(103,552)	40,160

Net earnings (loss) per common share:
Basic	$(0.25)	0.11	$(0.75)	0.32
Diluted	$(0.25)	0.11	$(0.75)	0.32
Cash dividends declared per common share	$0.68	0.68	$1.36	1.36
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net earnings (loss)	$(32,898)	13,433	$(100,708)	40,160
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	(7,197)	3,334	(138,964)	10,327
Unrealized holding gains on available-for-sale securities, net of tax	2,534	290	2,124	555
Net (losses) gains on cash flow hedging activities, net of tax	(3,691)	(2,079)	21,324	4,513
Changes in unrecognized pension amounts, net of tax	—	19,589	—	19,589
Reclassifications to earnings (loss), net of tax:
Net gains on cash flow hedging activities	(5,278)	(1,982)	(8,942)	(4,796)
Amortization of unrecognized pension and postretirement amounts	276	4,160	550	5,299
Settlement of U.S. defined benefit plan	—	85,852	—	85,852
Total other comprehensive earnings (loss), net of tax	(13,356)	109,164	(123,908)	121,339
Total comprehensive earnings attributable to noncontrolling interests	1,017	—	2,844	—
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$(47,271)	122,597	$(227,460)	161,499
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net earnings (loss)	$(100,708)	40,160
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	56,587	62,408
Amortization of intangibles	71,513	23,631
Asset impairments	40,878	—
Program cost amortization	182,821	30,077
Deferred income taxes	(11,086)	(15,236)
Stock-based compensation	26,130	15,894
Non-cash pension settlement	—	110,777
Other non-cash items	7	(8,241)
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	721,973	431,557
Increase in inventories	(125,356)	(119,647)
Increase in prepaid expenses and other current assets	(40,190)	(33,073)
Program production costs, net	(220,376)	(59,417)
Decrease in accounts payable and accrued liabilities	(344,414)	(134,574)
Change in net deemed repatriation tax	—	(14,550)
Other	560	6,510
Net cash provided by operating activities	258,339	336,276
Cash flows from investing activities:
Additions to property, plant and equipment	(64,009)	(58,195)
Acquisitions, net of cash acquired	(4,403,929)	—
Other	13,152	(2,281)
Net cash utilized by investing activities	(4,454,786)	(60,476)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	1,023,453	—
Repayments of borrowings with maturity greater than three months	(98,193)	—
Net (repayments of) proceeds from other short-term borrowings	(4,480)	3,095
Purchases of common stock	—	(58,633)
Stock-based compensation transactions	1,830	25,779
Dividends paid	(186,243)	(164,908)
Payments related to tax withholding for share-based compensation	(5,669)	(11,889)
Redemption of equity instruments	(47,399)	—
Deferred acquisition payments	—	(100,000)
Other	(4,835)	—
Net cash provided (utilized) by financing activities	678,464	(306,556)
Effect of exchange rate changes on cash	(24,370)	(573)
Decrease in cash, cash equivalents and restricted cash	(3,542,353)	(31,329)
Cash, cash equivalents and restricted cash at beginning of year	4,580,369	1,182,371
Cash, cash equivalents and restricted cash at end of period	$1,038,016	1,151,042

Supplemental information
Cash paid during the period for:
Interest	$81,456	40,807
Income taxes	$30,449	40,014
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Thousands of Dollars)
(Unaudited)

	Quarter Ended June 28, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, March 29, 2020	$110,143	2,282,379	4,191,810	(294,772)	(3,560,336)	35,283	$2,764,507	$26,041
Noncontrolling interests related to acquisition of Entertainment One Ltd.	—	—	—	—	—	(1,364)	(1,364)	2,645
Net loss attributable to Hasbro, Inc.	—	—	(33,915)	—	—	—	(33,915)	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	1,104	1,104	(87)
Other comprehensive loss	—	—	—	(13,356)	—	—	(13,356)	—
Stock-based compensation transactions	—	(290)	—	—	45	—	(245)	—
Stock-based compensation expense	—	15,178	—	—	301	—	15,479	—
Dividends declared	—	—	(93,180)	—	—	—	(93,180)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	3,121	3,121	(4,466)
Balance, June 28, 2020	$110,143	2,297,267	4,064,715	(308,128)	(3,559,990)	38,144	$2,642,151	$24,133

	Quarter Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, March 31, 2019	$104,847	1,269,230	4,125,686	(282,339)	(3,562,893)	—	$1,654,531	$—
Net earnings	—	—	13,433	—	—	—	13,433	—
Other comprehensive earnings	—	—	—	109,164	—	—	109,164	—
Stock-based compensation transactions	—	10,937	—	—	12,499	—	23,436	—
Purchases of common stock	—	—	—	—	(9,451)	—	(9,451)	—
Stock-based compensation expense	—	10,373	—	—	236	—	10,609	—
Dividends declared	—	—	(85,853)	—	—	—	(85,853)	—
Balance, June 30, 2019	$104,847	1,290,540	4,053,266	(173,175)	(3,559,609)	—	$1,715,869	$—
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Thousands of Dollars)
(Unaudited)

	Six Months Ended June 28, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 29, 2019	$110,143	2,275,726	4,354,619	(184,220)	(3,560,738)	—	$2,995,530	$—
Noncontrolling interests related to acquisition of Entertainment One Ltd.	—	—	—	—	—	38,561	38,561	26,241
Net loss attributable to Hasbro, Inc.	—	—	(103,552)	—	—	—	(103,552)
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	2,968	2,968	(124)
Other comprehensive loss	—	—	—	(123,908)	—	—	(123,908)	—
Stock-based compensation transactions	—	(4,288)	—	—	447	—	(3,841)	—
Stock-based compensation expense	—	25,829	—	—	301	—	26,130	—
Dividends declared	—	—	(186,352)	—	—	—	(186,352)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(3,385)	(3,385)	(1,984)
Balance, June 28, 2020	$110,143	2,297,267	4,064,715	(308,128)	(3,559,990)	38,144	$2,642,151	$24,133

	Six Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 30, 2018	$104,847	1,275,059	4,184,374	(294,514)	(3,515,280)	—	$1,754,486	$—
Net earnings	—	—	40,160	—	—	—	40,160	—
Other comprehensive earnings	—	—	—	121,339	—	—	121,339	—
Stock-based compensation transactions	—	(177)	—	—	14,068	—	13,891	—
Purchases of common stock	—	—	—	—	(58,633)	—	(58,633)	—
Stock-based compensation expense	—	15,658	—	—	236	—	15,894	—
Dividends declared	—	—	(171,268)	—	—	—	(171,268)	—
Balance, June 30, 2019	$104,847	1,290,540	4,053,266	(173,175)	(3,559,609)	—	$1,715,869	$—

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of June 28, 2020 and June 30, 2019, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended June 28, 2020 and June 30, 2019 were each 13-week periods. The six-month periods ended June 28, 2020 and June 30, 2019 were each 26-week periods.
The results of operations for the quarter ended June 28, 2020 are not necessarily indicative of results to be expected for the full year 2020, nor were those of the comparable 2019 period representative of those actually experienced for the full year 2019.
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
eOne's results of operations and financial position are included in the Company's consolidated financial statements and accompanying condensed footnotes since the date of acquisition. For more information on the eOne Acquisition see Note 3.

Significant Accounting Policies

The Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in our Form 10-K for the year ended December 29, 2019. An update and supplement to these accounting policies associated with our acquisition of eOne is below.

Noncontrolling Interests
The financial results and position of the noncontrolling interests acquired through the acquisition of eOne are included in their entirety in the Company’s consolidated statements of operations and consolidated balance sheets beginning with the first quarter of 2020. The value of the redeemable noncontrolling interests is presented in the consolidated balance sheets as temporary equity between liabilities and shareholders' equity. The value of the noncontrolling interests is presented in the consolidated balance sheets within total shareholders' equity. Earnings (losses) attributable to the redeemable noncontrolling interests and non-redeemable noncontrolling interests are presented as a separate line on the consolidated statements of operations which is necessary to identify those earnings (losses) specifically attributable to Hasbro. A breakout of the redeemable noncontrolling interests and noncontrolling interests acquired is listed below.

Name	Country of Incorporation	Ownership Interest	Proportion Held	Principal Activity
Astley Baker Davies Limited	England and Wales	Nonredeemable	70%	Ownership of intellectual property
Whizz Kid Entertainment Limited	England and Wales	Redeemable	70%	Production of television programs
MR Productions Holdings, LLC	United States	Redeemable	75%	Film development
Renegade Entertainment, LLC	United States	Redeemable	65%	Production of television programs
Round Room Live, LLC	United States	Nonredeemable	60%	Production of live events

Production Financing
Production financing relates to financing facilities for certain of the Company's television and film productions. Beginning in the first quarter of 2020 with the acquisition of eOne, the Company funded certain of its television and film productions using production financing facilities. Production financing facilities are secured by the assets and future revenues of the individual production subsidiaries, typically have maturities of less than two years while the titles are in production, and are repaid once the production is delivered and all tax credits, broadcaster pre-sales and international sales have been received. In connection with the production of a television or film program, the Company records initial cash outflows within cash flows from operating activities due to its investment in the production and concurrently records cash inflows within cash flows from financing activities from the production financing it normally obtains. Under these facilities, certain of the Company's cash is restricted while the financing is outstanding. At June 28, 2020, $71,903 of the Company's cash was restricted by such facilities.

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
In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04) Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in this update apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. An entity may elect to apply the amendments provided by this update beginning March 12, 2020 through December 31, 2022. The Company is currently evaluating this option as it relates to its contracts that reference LIBOR, as well as the impact of the standard to the Company's consolidated financial statements.
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

Contract Assets and Liabilities
Within our Entertainment, Licensing and Digital segment and our eOne segment the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied.  In addition, the Company may receive payments from its digital gaming business in advance of the recognition of the revenues. The Company defers revenues on these advanced payments until its performance obligation is satisfied and records the aggregate deferred revenues as contract liabilities. The current portion of contract liabilities were recorded within Accrued Liabilities and the long-term portion were recorded as Other Non-current Liabilities in the Company’s consolidated balance sheets. The Company records contract assets in the case of minimum guarantees that are being recognized ratably over the term of the respective license periods which varies based on sales over and above the contracts’ minimum guarantee. The current portion of contract assets were recorded in Prepaid Expenses and Other Current Assets, respectively, and the long-term portion were recorded as Other Long-Term Assets.

At June 28, 2020 and June 30, 2019, the Company had the following contract assets and liabilities in its consolidated balance sheets:

	June 28, 2020	June 30, 2019
Assets
Contract assets - current	$252,870	32,199
Contract assets - long term	108,538	9,215
Total	$361,408	41,414
Liabilities
Contract liabilities - current	$141,650	53,804
Contract liabilities - long term	24,374	8,411
Total	$166,024	62,215

In connection with the Company’s acquisition of eOne, the Company acquired $283,327 of contract assets, of which $226,432 were recorded in Prepaid Expenses and Other Current Assets and $56,895 were recorded in Other Long-term Assets, within the Company’s consolidated balances sheets. In addition, the Company acquired deferred revenues from eOne in the amount of $152,266, of which $144,094 were recorded in Accrued Liabilities and $8,172 were recorded in Other Non-current Liabilities within the Company's consolidated balance sheets. For the six months ended June 28, 2020, the Company recognized all revenues related to the acquired current contract liabilities.

Contract assets and liabilities attributable to eOne represent approximately 77% and 57% of total contract asset balances and total contract liability balances, respectively, as of June 28, 2020.

Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by segment: U.S. and Canada, International, Entertainment, Licensing and Digital, and eOne.  The Company further disaggregates revenues within its International segment by major geographic region: Europe, Latin America, and Asia Pacific.  Finally, the Company disaggregates its revenues by brand portfolio into five brand categories: Franchise brands, Partner brands, Hasbro gaming, Emerging brands, and TV/Film/Entertainment.  We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 13 for further information.
(3) Business Combination
On December 30, 2019, the Company completed its acquisition of eOne, a global independent studio that specializes in the development, acquisition, production, financing, distribution and sales of entertainment content. eOne's principal brand, PEPPA PIG, which was launched in the United Kingdom in May 2004, entertains preschool children worldwide with much of its historical revenue generated through licensing and merchandising programs across multiple retail categories. eOne’s portfolio of preschool brands also includes PJ MASKS and RICKY ZOOM.

The addition of eOne accelerates the Company's brand blueprint strategy by expanding our brand portfolio with eOne's global preschool brands, adding proven TV and film expertise and executive leadership as well as by enhancing brand building capabilities and our storytelling capabilities to strengthen Hasbro brands.

The all-cash transaction was valued at approximately £2,900,000 based on the consideration of £5.60 per common share of eOne. Converted at the rate of $1.31 USD/GBP on December 30, 2019, the cash consideration for shares outstanding was approximately $3,658,000. The Company also redeemed eOne's outstanding senior secured notes and paid off the debt outstanding under eOne's revolving credit facility, which together represented approximately $831,000 of eOne's indebtedness. The total cash consideration transferred by the Company was approximately $4,635,000.

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

The Company financed the acquisition with proceeds from the following debt and equity financings: (1) the issuance of senior unsecured notes in an aggregate principal amount of $2,375,000 in November 2019, (2) the issuance of 10,592 shares of common stock at a public offering price of $95.00 per share in November 2019 (resulting in net proceeds of $975,185) and (3) $1,000,000 in term loans provided by a term loan agreement, which were borrowed on the date of closing. See Note 7 for further discussion of the issuance of the senior unsecured notes and term loan agreement.

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
During the second quarter of 2020 the Company made adjustments to the preliminary allocation based on more detailed information obtained about the specific assets acquired and liabilities assumed. The adjustments made to the fair value of acquired investments in productions and content and intangible assets did not result in material changes to the amortization expense recorded in the previous quarter.

The following table summarizes our preliminary allocation of the December 30, 2019 eOne purchase price (in thousands of dollars), as adjusted during the second quarter of 2020:

	Initial Estimated Fair Value	Measurement Period Adjustments	Updated Estimated Fair Value
Cash, cash equivalents and restricted cash	$183,713	$—	$183,713
Accounts receivable, net	259,061	35,097	294,158
Inventories	7,029	—	7,029
Other current assets	286,270	(8,100)	278,170
Property, plant and equipment (including right of use assets)	90,339	26,503	116,842
Intangible assets	1,055,249	5,505	1,060,754
Content assets - IIC and IIP	751,524	(139,881)	611,643
Other assets	183,209	(76,591)	106,618
Current portion of long-term debt	(60,533)	—	(60,533)
Accounts payable, and accrued liabilities	(772,097)	46,637	(725,460)
Long-term debt	(149,118)	—	(149,118)
Other liabilities	(262,644)	19,661	(242,983)
Noncontrolling interests	(63,541)	(1,261)	(64,802)
Estimated fair value of net assets acquired	1,508,461	(92,430)	1,416,031
Goodwill	3,079,181	92,430	3,171,611
Total purchase price	$4,587,642	$—	$4,587,642
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
Investments in productions and content, or IIP and IIC, includes the fair value of completed films and television programs which have been produced by eOne or for which eOne has acquired distribution rights, as well as the fair value of films and television programs in production, pre-production and development. For films and television programs, fair values were estimated based on forecasted cash flows, discounted to present value. For titles less than 3 years old and titles in development, the content assets will be amortized using the individual film forecast method, wherein the amortization will phase to the revenues incurred. For titles over 3 years old, the estimated useful life is 10 years, and will be amortized straight-line over that period.

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

Goodwill of $3,171,611 represents the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value placed on the combined company’s brand building capabilities, our storytelling capabilities and franchise economics in TV, film and other mediums to strengthen Hasbro brands. In addition, the acquisition goodwill depicts added benefits of long-term profitable growth through in-sourcing toy and game production for the acquired preschool brands and cost-synergies, as well as future revenue growth opportunities. The goodwill recorded as part of this acquisition is included in the newly created eOne segment. The goodwill associated with the fair value step-up of the acquisition will not be amortized for financial reporting purposes and will not be deductible for federal tax purposes.

Changes in the carrying amount of goodwill, by operating segment, for the quarter and six months ended June 28, 2020 is as follows:

	Six Months Ended June 28, 2020
(in thousands of dollars)	U.S and Canada	International	Entertainment, Licensing and Digital	eOne	Total

Balance at December 29, 2019	$291,577	170,218	32,789	—	$494,584
Acquired during the period	—	—	—	3,079,181	3,079,181
Measurement period adjustments	—	—	—	92,430	92,430
Foreign exchange translation	—	514	(664)	—	(150)
Balance at June 28, 2020	$291,577	170,732	32,125	3,171,611	$3,666,045
The following table summarizes net revenues and loss before income taxes of eOne included in the Company's Consolidated Statement of Operations since the date of acquisition for the quarter and six months ended June 28, 2020 (in thousands of dollars).

	Quarter Ended	Six Months Ended
	June 28, 2020	June 28, 2020
eOne:
Net revenues	$160,922	$503,415
Loss before income taxes	(11,028)	(44,648)

For the quarter and six months ended June 28, 2020 the Company incurred $10,262 and $160,044, respectively, of charges related to the eOne Acquisition, which are recorded in acquisition and related charges within the Company’s Consolidated Statement of Operations.
The acquisition and related costs for the quarter and six months ended June 28, 2020 consisted of the following:
•Acquisition and integration costs of $3,966 and $99,684 for the quarter and six months ended June 28, 2020, respectively, including, for the six months ended June 28, 2020, $47,339 of expense associated with the acceleration of eOne stock-based compensation and $38,168 of advisor fees settled at the closing of the acquisition, as well as integration costs; and
•Restructuring and related costs of $6,296 and $60,360 for the quarter and six months ended June 28, 2020, respectively, including severance and retention costs for the quarter and six months ended June 28, 2020 of $6,296 and $19,482, respectively, as well as $40,878 in impairment charges for certain definite-lived intangible and production assets for the six months ended June 28, 2020. The impairment charges of $40,878 were driven by the change in strategy for the combined company’s entertainment assets.
For the quarter ended June 28, 2020, all acquisition and related costs were included in Corporate and Eliminations. For the six months ended June 28, 2020, $77,729 and $20,831 of acquisition and related charges were included within the eOne and Entertainment, Licensing and Digital results, respectively. The remaining charges were included in Corporate and Eliminations.
Pursuant to Topic 805, unaudited supplemental pro forma results of operations for the quarter and six months ended June 30, 2019, as if the acquisition of eOne had occurred on December 31, 2018, the first day of the Company’s 2019 fiscal year are presented below (in thousands, except per share amounts):

	Quarter Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenues	$1,215,628	$2,414,350
Net earnings (loss)	(42,219)	36,499
Net earnings (loss) attributable to Hasbro, Inc.	(42,621)	33,907

Net earnings (loss) per common share:
Diluted	$(0.31)	$0.25
Basic	$(0.31)	$0.25

The Company acquired eOne on the first day of fiscal year 2020, as such our actual results reflect the acquisition occurring on the first day of the current period.

These pro forma results do not represent financial results that would have been realized had the acquisition occurred on December 31, 2018, nor are they intended to be a projection of future results.

The unaudited pro forma results include certain pro forma adjustments to net earnings (loss) that were directly attributable to the acquisition, as if the acquisition had occurred on December 31, 2018, including the following:
•additional amortization expense of $8,572 and $21,052 for the quarter and six months ended June 30, 2019, respectively, that would have been recognized as a result of the allocation of purchase consideration to definite-lived intangible assets subject to amortization;
•estimated differences in interest expense of $19,106 and $38,211 for the quarter and six months ended June 30, 2019, respectively, as a result of incurring new debt and extinguishing historical eOne debt; and
•the income tax effect of the pro forma adjustments in the amount of $1,344 and $8,024 for the quarter and six months ended June 30, 2019, respectively, calculated using a blended statutory income tax rate of 22.5% for the eOne amortization and elimination of historical interest adjustments, and a blended statutory tax rate of 21% for the interest on the new debt.

(4) Earnings (Loss) Per Share
Net earnings (loss) per share data for the quarters and six months ended June 28, 2020 and June 30, 2019 were computed as follows:

	2020		2019
Quarter	Basic	Diluted	Basic	Diluted
Net earnings (loss) attributable to Hasbro, Inc.	$(33,915)	(33,915)	$13,433	13,433

Average shares outstanding	137,238	137,238	126,329	126,329
Effect of dilutive securities:
Options and other share-based awards	—	—	—	518
Equivalent Shares	137,238	137,238	126,329	126,847

Net earnings (loss) attributable to Hasbro, Inc. per common share	$(0.25)	(0.25)	$0.11	0.11

	2020		2019
Six Months	Basic	Diluted	Basic	Diluted
Net earnings (loss) attributable to Hasbro, Inc.	$(103,552)	(103,552)	$40,160	40,160

Average shares outstanding	137,193	137,193	126,308	126,308
Effect of dilutive securities:
Options and other share-based awards	—	—	—	523
Equivalent Shares	137,193	137,193	126,308	126,831

Net earnings (loss) attributable to Hasbro, Inc. per common share	$(0.75)	(0.75)	$0.32	0.32

For the quarter and six months ended June 28, 2020, options and restricted stock units totaling 4,030 and 4,043, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the quarter and six months ended June 30, 2019, options and restricted stock units totaling 1,570 and 1,631, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the fiscal 2020 amount, 648 and 900 shares, respectively, would have been included in the calculation of diluted shares had the Company not had a net loss for the quarter and six months ended June 28, 2020. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 148 and 260 shares, respectively, being included in the diluted earnings per share calculation for the quarter and six months ended June 28, 2020.

(5) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters and six months ended June 28, 2020 and June 30, 2019.

	Quarter Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

Other comprehensive earnings (loss), tax effect:
Tax expense on unrealized holding gains (losses)	$(734)	(85)	$(616)	(162)
Tax benefit (expense) on cash flow hedging activities	1,443	49	(5,759)	46
Tax benefit on foreign currency translation adjustments	8,406	—	8,406	—
Tax expense on changes in unrecognized pension amounts	—	(5,687)	—	(5,687)
Reclassifications to earnings, tax effect:
Tax expense on cash flow hedging activities	1,184	188	1,451	534
Amortization of unrecognized pension and postretirement amounts	(79)	(1,208)	(159)	(1,539)
Tax benefit on settlement of U.S defined benefit plan	—	(24,925)	—	(24,925)
Total tax effect on other comprehensive earnings (loss)	$10,220	(31,668)	$3,323	(31,733)

Changes in the components of accumulated other comprehensive earnings (loss) for the six months ended June 28, 2020 and June 30, 2019 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2020
Balance at December 29, 2019	$(36,129)	(5,232)	(230)	(142,629)	(184,220)
Current period other comprehensive earnings (loss)	550	12,382	2,124	(138,964)	(123,908)
Balance at June 28, 2020	$(35,579)	7,150	1,894	(281,593)	(308,128)

2019
Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)
Current period other comprehensive earnings (loss)	110,740	(283)	555	10,327	121,339
Balance at June 30, 2019	$(32,394)	1,266	(189)	(141,858)	(173,175)
Gains (Losses) on Derivative Instruments
At June 28, 2020, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $24,371 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the second quarter of 2020 or forecasted to be purchased during the remainder of 2020 through 2022, intercompany expenses expected to be paid or received during 2020, television and movie production costs paid in 2020, and cash receipts for sales made at the end of the second quarter of 2020 or forecasted to be made in the remainder of 2020 and, to a lesser extent, 2021 through 2022. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due in 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At June 28, 2020, deferred losses, net of tax of $17,219 related to these instruments remained in AOCE. For the quarters ended June 28, 2020 and June 30, 2019, previously deferred losses of $449, were reclassified from AOCE to net earnings. For the six-month periods ended June 28, 2020 and June 30, 2019, previously deferred losses of $899 were reclassified from AOCE to net earnings.
Of the amount included in AOCE at June 28, 2020, the Company expects net gains of approximately $17,263 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
(6) Accrued Liabilities
Components of accrued liabilities for the periods ended June 28, 2020, June 30, 2019 and December 29, 2019 were as follows:

	June 28, 2020	June 30, 2019	December 29, 2019
Royalties	$135,555	$113,436	$196,558
Advertising	53,217	67,258	59,440
Payroll and management services	48,880	32,946	85,635
Dividends	93,175	85,820	93,067
Severance	47,204	56,362	35,039
Participations and Residuals	335,630	10,324	10,432
Other Taxes	51,670	42,154	66,715
Lease liability -Current	42,371	29,298	30,673
Accrued income taxes	36,727	18,364	14,276
Deferred revenue	141,650	53,804	48,465
Other	275,273	220,090	272,352
Total accrued liabilities	$1,261,352	$729,856	$912,652

(7) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At June 28, 2020, June 30, 2019 and December 29, 2019, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 28, 2020, June 30, 2019 and December 29, 2019 also include certain assets and liabilities measured at fair value (see Notes 10 and 11) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of June 28, 2020, June 30, 2019 and December 29, 2019 are as follows:

	June 28, 2020		June 30, 2019		December 29, 2019
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900,000	938,070	$—	—	$900,000	893,430
3.55% Notes Due 2026	675,000	712,193	—	—	675,000	680,670
3.00% Notes Due 2024	500,000	523,450	—	—	500,000	502,150
6.35% Notes Due 2040	500,000	579,650	500,000	591,850	500,000	581,600
3.50% Notes Due 2027	500,000	515,950	500,000	507,200	500,000	500,550
2.60% Notes Due 2022	300,000	309,690	—	—	300,000	300,960
5.10% Notes Due 2044	300,000	304,020	300,000	310,860	300,000	301,980
3.15% Notes Due 2021	300,000	318,630	300,000	303,900	300,000	303,900
6.60% Debentures Due 2028	109,895	124,544	109,895	132,984	109,895	130,610
Variable % Notes Due December 30, 2022	400,000	400,000	—	—	—	—
Variable % Notes Due December 30, 2024	592,500	592,500	—	—	—	—
Production Financing Facilities	141,965	141,965	—	—	—	—
Total long-term debt	5,219,360	5,460,662	1,709,895	1,846,794	4,084,895	4,195,850
Less: Deferred debt expenses	38,293	—	14,062	—	38,438	—
Less: Current portion	378,558	—	—	—	—	—
Long-term debt	$4,802,509	5,460,662	$1,695,833	1,846,794	$4,046,457	4,195,850
In November 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2,375,000 of senior unsecured debt securities (the "Notes") consisting of the following tranches: $300,000 of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%, $500,000 of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%, $675,000 of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55% and $900,000 of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. Net proceeds from the issuance of the Notes, after deduction of $20,043 of underwriting discount and fees, totaled $2,354,957. These costs are being amortized over the life of the Notes, which range from three to ten years. The Notes bear interest at the stated rates but may be subject to upward adjustment if the credit rating of the Company is reduced by Moody's or Standard & Poors. The adjustment can be from 0.25% to 2.00% based on the extent of the ratings decrease. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase, plus (1) 15 basis points (in the case of the 2022 Notes); (2) 25 basis points (in the case of the 2024 Notes); (3) 30 basis points (in the case of the 2026 Notes); and (4) 35 basis points (in the case of the 2029 Notes).  In addition, on and after October 19, 2024 for the 2024 Notes, September 19, 2026 for the 2026 Notes and August 19, 2029 for the 2029 Notes, such series of Notes will be redeemable, in whole at any time or in part from time to time, at the Company's option at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest.
In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400,000 (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600,000 (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). Loans under the Term Loan Facilities will bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, in each case plus a per annum applicable rate that fluctuates (1) in the case of the Three-Year Tranche, between 87.5 basis points and 175.0 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 75.0 basis points, in the case of loans priced at the Base Rate, and (2) in the case of the Five-Year Tranche, between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued to the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche will require principal amortization payments that will be payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The notes were drawn down on December 30, 2019, the closing date of the eOne Acquisition. During the second quarter of 2020, the Company made the required quarterly principal amortization payment of $7,500 on the 5 Tranche loans. As of June 28, 2020, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.

Current portion long-term debt at June 28, 2020 of $378,558, as shown on the consolidated balance sheet represents the $300,000 of 3.15% Notes that mature during the second quarter of 2021, as well as the current portion of required quarterly principal amortization payments for the Term Loan Facilities and other production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2021 with the exception of certain of the Company’s production financing facilities.
The fair values of the Company's long-term debt are considered Level 3 fair values (see Note 10 for further discussion of the fair value hierarchy) and are measured using the discounted future cash flows method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a similar debt security. This assumption is considered an unobservable input in that it reflects the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement.
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

Quarter Ended
June 28, 2020
Production financing held by production subsidiaries	$141,965
Other loans	6,419
Total	$148,384

Production financing shown in the consolidated balance sheet as:
Non-current	$93,407
Current	53,541
Total	$146,948
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of June 28, 2020 was 3.6%.

The Company has Canadian dollar and U.S. dollar production credit facilities with various banks. The carrying amounts are denominated in the following currencies:

	Canadian Dollars	U.S. Dollars	Total
As of June 28, 2020	$60,829	87,555	148,384
The following table represents the movements in production financing and other related loans acquired as a result of the eOne Acquisition during the first six months of 2020:

	Production Financing	Other Loans	Total
December 30, 2019	$209,651	9,102	218,753
Drawdowns	26,275	12,904	39,179
Repayments	(90,693)	(15,169)	(105,862)
Foreign exchange differences	(3,268)	(418)	(3,686)
Balance at June 28, 2020	$141,965	6,419	148,384
(8) eOne Investments in Productions and Investments in Acquired Content Rights
In connection with the Company's acquisition of eOne, the Company acquired eOne's library of television and film and music content rights, which amounted to $614,871 as of June 28, 2020 and was recorded in other assets within the Company's consolidated balance sheets.
Investments in productions and investments in acquired content rights are predominantly monetized on a title-by-title basis and are recorded in the consolidated balance sheets to the extent they are considered recoverable against future revenues. These amounts are being amortized to program cost amortization using a model that reflects the consumption of the asset as it is released through various channels including broadcast licenses, theatrical release and home entertainment. Amounts capitalized are to be reviewed periodically on an individual film basis and any portion of the unamortized amount that appears not to be recoverable from future net revenues will be expensed as part of program cost amortization during the period the loss becomes evident.

Costs associated with the Company's investments in eOne productions and investments in acquired content rights consisted of the following at June 28, 2020:

June 28, 2020
Film and TV Programming
Released, less amortization	$346,800
Completed and not released	128,140
In production	41,363
Pre-production	70,411
586,714
Other Programming
Released, less amortization	12,684
Completed and not released	2,942
In production	7,044
Pre-production	5,487
28,157

Total program costs	$614,871

The Company recorded $167,248 of program cost amortization related to the above programming in the six months ended June 28, 2020, consisting of the following:

	Investment in Production	Investment in Content	Total
Program cost amortization	$118,184	49,064	167,248
(9) Income Taxes

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
Our effective tax rate ("ETR") from continuing operations was 12.9% for the six months ended June 28, 2020 and (12.5)% for the six months ended June 30, 2019.

The following items caused the year to date ETR to be significantly different from the prior year ETR:

•during the six months ended June 28, 2020, the Company recorded a discrete net tax benefit of $24,002, of which $24,079 is a result of the eOne acquisition and related costs incurred. Additionally, our estimated annual ETR increased to 20.5% from 18.3% as a result of the eOne acquisition during the first six months of 2020, and a change in the mix of forecasted income by jurisdiction.

•during the six months ended June 30, 2019, the Company recorded a discrete net tax benefit of $31,263 primarily associated with the settlement of the U.S. defined benefit pension plan liability, excess tax benefits on share-based payments and expiration of statutes of limitation of uncertain tax positions.

In May 2019, a public referendum held in Switzerland approved Swiss Federal Act on Tax Reform and AHV Financing ("TRAF") proposals previously approved by Swiss Parliament. The Swiss tax reform measures were effective on January 1, 2020. Changes in tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The enacted changes in Swiss federal tax were not material to the Company's consolidated financial statements. Swiss cantonal tax was enacted in December 2019. The Company is still assessing the transitional provision options it may elect; however, the legislation is not expected to have a material effect on the Company’s consolidated financial statements. We will continue to review TRAF as the Swiss authorities provide additional interpretive guidance on the new law and related transitional methodology.

The Company is subject to U.S. federal income tax examinations for years 2013 and 2016 forward. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2013. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.
(10) Fair Value of Financial Instruments
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
Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At June 28, 2020, June 30, 2019 and December 29, 2019, these investments totaled $12,837, $24,358 and $25,518, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. In the second quarter of 2020, the Company liquidated $11,470 of these investments, which are included in Other Investing Activities in the consolidated statement of cash flows. The Company recorded net losses of $(780) and $(1,211) on these investments in other (income) expense, net for the quarter and six months ended June 28, 2020, respectively, related to the change in fair value of such instruments. For the quarter and six month periods ended June 30, 2019, the Company recorded net gains of $177 and $727, respectively, in other (income) expense related to the change in fair value of such instruments.

At June 28, 2020, June 30, 2019 and December 29, 2019, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 28, 2020
Assets:
Available-for-sale securities	$2,741	2,741	—	—
Derivatives	28,941	—	28,941	—
Total assets	$31,682	2,741	28,941	—

Liabilities:
Derivatives	$2,893	—	2,893	—
Option agreement	20,690	—	—	20,690
Total liabilities	$23,583	—	2,893	20,690

June 30, 2019
Assets:
Available-for-sale securities	$1,349	1,349	—	—
Derivatives	24,622	—	24,622	—
Total assets	$25,971	1,349	24,622	—

Liabilities:
Derivatives	$1,894	—	1,894	—
Option agreement	22,471	—	—	22,471
Total liabilities	$24,365	—	1,894	22,471

December 29, 2019
Assets:
Available-for-sale securities	$1,296	1,296	—	—
Derivatives	48,973	—	48,973	—
Total assets	$50,269	1,296	48,973	—

Liabilities:
Derivatives	$5,733	—	5,733	—
Option agreement	22,145	—	—	22,145
Total Liabilities	$27,878	—	5,733	22,145
Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives consist of foreign currency forward and option contracts and zero-cost collar options. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at June 28, 2020, June 30, 2019 and December 29, 2019, and is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the six month period ended June 28, 2020.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2020	2019
Balance at beginning of year	$(22,145)	(23,440)
Gain from change in fair value	1,455	969
Balance at end of second quarter	$(20,690)	(22,471)
In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At June 28, 2020, June 30, 2019 and December 29, 2019, these investments had fair values of $12,837, $24,358 and $25,518, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 days – 90 days’ notice.
(11) Derivative Financial Instruments
Hasbro uses foreign currency forward contracts and zero-cost collar options to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales, television and film production cost and production financing loans (see Note 7) as well as other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
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

At June 28, 2020, June 30, 2019 and December 29, 2019, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 28, 2020		June 30, 2019		December 29, 2019
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$255,549	20,093	$480,244	16,062	$398,800	8,727
Sales	77,267	4,859	235,874	8,452	124,920	4,037
Production financing and other	110,648	3,989	12,228	15	19,499	140
Total	$443,464	28,941	$728,346	24,529	$543,219	12,904

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at June 28, 2020, June 30, 2019 and December 29, 2019 as follows:

	June 28, 2020	June 30, 2019	December 29, 2019
Prepaid expenses and other current assets
Unrealized gains	$23,684	18,554	12,133
Unrealized losses	(1,033)	(1,911)	(3,955)
Net unrealized gains	$22,651	16,643	8,178

Other assets
Unrealized gains	$6,310	8,250	6,652
Unrealized losses	(20)	(271)	—
Net unrealized gains	$6,290	7,979	6,652

Accrued liabilities
Unrealized gains	$—	—	293
Unrealized losses	—	(78)	(2,219)
Net unrealized losses	$—	(78)	(1,926)

Other liabilities
Unrealized gains	$—	—	—
Unrealized losses	—	(15)	—
Net unrealized losses	$—	(15)	—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters and six months ended June 28, 2020 and June 30, 2019 as follows:

	Quarter Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Statements of Operations Classification
Cost of sales	$5,607	1,986	$9,564	4,600
Net revenues	833	599	1,176	1,477
Other	471	34	552	152
Net realized gains	$6,911	2,619	$11,292	6,229
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  Additionally, with the acquisition of eOne during the first quarter of 2020, the Company continued eOne's balance sheet hedging program designed to manage transactional exposure to fair value movements on certain of eOne's foreign currency denominated monetary assets and liabilities. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet item. As of June 28, 2020, June 30, 2019 and December 29, 2019 the total notional amounts of the Company's undesignated derivative instruments were $436,567, $247,295 and $307,351, respectively.

At June 28, 2020, June 30, 2019 and December 29, 2019, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	June 28, 2020	June 30, 2019	December 29, 2019
Prepaid expenses and other current assets
Unrealized gains	$—	2,391	—
Unrealized losses	—	(337)	—
Net unrealized gains	$—	2,054	—

Accrued liabilities
Unrealized gains	$4,496	164	13
Unrealized losses	(7,389)	(1,965)	(3,820)
Net unrealized losses	$(2,893)	(1,801)	(3,807)

Total unrealized (losses) gains, net	$(2,893)	253	(3,807)
The Company recorded net losses of $(15,726) and $(13,227) on these instruments to other (income) expense, net for the quarter and six months ended June 28, 2020, respectively, and net gains of $1,776 and $6,584 on these instruments to other (income) expense, net for the quarter and six months ended June 30, 2019, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
eOne Purchase Price Hedge

During the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the eOne Acquisition using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and, as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualified as nontaxable integrated tax hedges. These contracts matured on December 30, 2019 (the closing date of the transaction) and net gains or losses recognized on these contracts in the Company's 2020 results were immaterial.
For additional information related to the Company's derivative financial instruments see Notes 5 and 10.
(12) Leases
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
For the quarter and six months ended June 28, 2020, the Company's operating lease and other rental expenses were $22,386 and $45,283, respectively. For the quarter and six months ended June 30, 2019, operating lease and other rental expenses were $9,133 and $18,075, respectively. Expense related to short-term leases (expected terms less than 12 months) and variable lease payments was not material in the quarter or six months ended June 28, 2020 or June 30, 2019.

Information related to the Company’s leases for the quarter and six months ended June 28, 2020 and June 30, 2019 are as follows:

	Quarter Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,014	9,240	$25,616	18,814
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36,210	579	$100,424	24,259

Weighted Average Remaining Lease Term
Operating leases	6.4 years	6.5 years	6.4 years	6.5 years
Weighted Average Discount Rate
Operating leases	3.1%	4.4%	3.1%	4.4%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of June 28, 2020:

June 28, 2020
2020 (excluding the six months ended June 28,2020)	$24,719
2021	46,383
2022	42,980
2023	35,261
2024	24,220
2025 and thereafter	65,208
Total future lease payments	238,771
Less imputed interest	26,840
Present value of future operating lease payments	211,931
Less current portion of operating lease liabilities (1)	42,371
Non-current operating lease liability (2)	169,560
Operating lease right-of-use assets, net (3)	$195,011
(1) Included in Accrued liabilities on the consolidated balance sheets.
(2) Included in Other liabilities on the consolidated balance sheets.
(3) Included in Property, plant, and equipment on the consolidated balance sheets.
(13) Segment Reporting
Hasbro is a global play and entertainment company with a broad portfolio of brands and entertainment content spanning toys, games, licensed products ranging from traditional to high-tech and digital, and film, television and music entertainment. The Company's segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment, Licensing and Digital, (iv) eOne, and (v) Global Operations. Following the eOne Acquisition on December 30, 2019, the eOne operating segment was added to the Company's existing reporting structure.
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
Results shown for the quarter and six months ended June 28, 2020 are not necessarily representative of those which may be expected for the full year 2020, nor were those of the comparable 2019 periods representative of those actually experienced for the full year 2019. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters and six months ended June 28, 2020 and June 30, 2019 are as follows:

	Quarter Ended
	June 28, 2020		June 30, 2019
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$359,720	3,724	$510,529	2,996
International	249,812	—	377,438	145
Entertainment, Licensing and Digital	89,825	838	96,506	2,165
eOne	160,922	—	—	—
Global Operations (a)	—	272,213	64	320,618
Corporate and Eliminations (b)	—	(276,775)	—	(325,924)
	$860,279	—	$984,537	—

	Six Months Ended
	June 28, 2020		June 30, 2019
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$788,367	7,052	$868,380	4,845
International	500,215	—	660,087	186
Entertainment, Licensing and Digital	173,852	1,808	188,500	4,140
eOne	503,415	—	—	—
Global Operations (a)	—	467,069	80	550,043
Corporate and Eliminations (b)	—	(475,929)	—	(559,214)
	$1,965,849	—	$1,717,047	—

	Quarter Ended		Six Months Ended
Operating profit (loss)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
U.S. and Canada	$24,271	106,577	$96,051	120,109
International	(24,900)	14,583	(51,591)	(15,828)
Entertainment, Licensing and Digital	27,793	7,936	32,967	37,956
eOne	(5,967)	—	(39,048)	—
Global Operations (a)	(5,945)	(5,986)	(1,296)	(4,732)
Corporate and Eliminations (b)	(13,077)	5,223	(58,191)	26,955
	$2,175	128,333	$(21,108)	164,460

Total assets	June 28, 2020	June 30, 2019	December 29, 2019
U.S. and Canada	$3,470,896	2,845,806	3,244,950
International	2,052,708	2,093,725	2,482,170
Entertainment, Licensing and Digital	1,018,453	945,196	695,898
eOne	5,713,517	—	—
Global Operations (a)	3,944,699	1,036,919	3,334,190
Corporate and Eliminations (b)	(5,978,223)	(1,883,036)	(901,580)
	$10,222,050	5,038,610	8,855,628
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
The following table represents consolidated International segment net revenues by major geographic region for the quarters and six months ended June 28, 2020 and June 30, 2019:

	Quarter Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Europe	$157,672	201,072	$319,921	354,451
Latin America	32,488	90,342	66,409	153,119
Asia Pacific	59,652	86,024	113,885	152,517
Net revenues	$249,812	377,438	$500,215	660,087
As a result of the Company's acquisition of eOne, beginning in 2020, the Company's brand architecture reflects the addition of the eOne Entertainment portfolio which consists of legacy eOne film and TV revenues. Revenues related to eOne brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM, are reported in the Emerging Brands portfolio.

The following table presents consolidated net revenues by brand and entertainment portfolio for the quarters and six months ended June 28, 2020 and June 30, 2019:

	Quarter Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Franchise Brands	$376,826	576,715	$773,323	970,289
Partner Brands	138,227	213,448	320,558	385,437
Hasbro Gaming (1)	137,031	123,420	277,115	230,985
Emerging Brands (2)	75,991	70,954	170,136	130,336
TV/Film/Entertainment (3)	132,204	—	424,717	—
Total	$860,279	984,537	$1,965,849	1,717,047
(1) Hasbro's total gaming category, which includes all gaming net revenues, both those reported in Hasbro Gaming and those reported elsewhere, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $319,017 and $659,497 for the quarter and six months ended June 28, 2020, respectively. For the quarter and six months ended June 30, 2019, total gaming revenues were $393,367 and $636,758, respectively.
(2) Emerging Brands portfolio balances for the quarter and six month period ended June 28, 2020 include eOne brands PEPPA PIG, PJ MASKS and RICKY ZOOM.
(3) TV/Film/Entertainment represents eOne revenues not allocated to the Emerging Brands portfolio.
(14) Restructuring Actions
During 2018, the Company announced a comprehensive restructuring plan which consisted of re-designing its go-to market strategy and re-shaping its organization to become a more responsive, innovative and digitally-driven play and entertainment company. As part of this process the Company took certain actions, which continued through 2019. The actions primarily included headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future.

In connection with the eOne Acquisition, in the first six months of 2020, the Company recorded severance and other employee charges related to the integration of eOne. Charges related to the eOne restructuring costs were recorded within acquisition and related charges on the Consolidated Statements of Operations for the quarter and six months ended June 28, 2020, and reported within Corporate and Eliminations.

In the second quarter of 2020, the Company recorded severance charges of $11,554 associated with cost-savings initiatives within the Company's commercial and Film and TV businesses. These charges were included within selling, distribution and administrative costs on the Consolidated Statement of Operations for the quarter ended June 28, 2020, and reported within Corporate and Eliminations.

The detail of activity related to the programs for the six months ended June 28, 2020 is as follows:

	2018 Restructuring Program	eOne Integration Program	Other	Total
Remaining amounts to be paid as of December 29, 2019	$31,113	—	—	$31,113
2020 restructuring charges	—	19,482	11,554	31,036
Payments made in the first six months of 2020	(15,045)	(5,908)	—	(20,953)
Remaining amounts as of June 28, 2020	$16,068	13,574	11,554	$41,196

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
Hasbro, Inc. is a global play and entertainment company committed to Creating the World's Best Play and Entertainment Experiences. From toys, games and consumer products to television, movies, digital gaming, live action, music, and virtual reality experiences, Hasbro connects to global audiences by bringing to life great innovations, stories and brands and developing and delivering the very best content across established and inventive platforms. Hasbro’s iconic brands include MAGIC: THE GATHERING, MY LITTLE PONY, NERF, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, POWER RANGERS, and through the acquisition of eOne, Hasbro expanded its portfolio with popular preschool brands including PEPPA PIG, PJ MASKS and RICKY ZOOM. In addition, Hasbro leverages its portfolio of premier partner brands. Through our global entertainment studio, we are building our brands worldwide through great storytelling and content on all screens, including content based on our children’s and family entertainment brands as well as offering the production and distribution of a broad spectrum of live action scripted and unscripted entertainment content geared toward all audiences. Hasbro is committed to making the world a better place for children and their families through corporate social responsibility and philanthropy.
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
Coronavirus Outbreak
In the first quarter of 2020, the outbreak of the coronavirus disease (COVID-19) was recognized as a pandemic by the World Health Organization. The impact of the global outbreak of COVID-19 currently being experienced in markets in which Hasbro, our employees, consumers, customers, partners, licensees, suppliers and manufacturers operate, has been significant and is reflected in our revenues, profitability and business operations overall. As a result of the preventative actions taken worldwide, such as restrictions on travel and business operations, temporary closures or limited reopenings of non-essential businesses, shelter-in-place and stay-at-home orders and other voluntary and government imposed restrictions, the outbreak has had a negative impact on economic conditions in all of our markets. These preventative actions although necessary, have led to market uncertainty and some economic disruption.
We have experienced disruptions in supply of products and production of entertainment content, negative impact on sales due to changes in consumer purchasing behavior and availability of product to consumers, including; due to retail store closures, limited reopenings of retail stores and limitations on the capacity of e-comm channels to supply additional products; delays or postponements of entertainment productions and releases of entertainment content both internally and by our partners; and challenges of working remotely. While we have developed and continue to develop plans to help mitigate the negative impact of the coronavirus to our business, the efforts will not prevent our business from being adversely affected, and the longer the outbreak continues or if the virus continues to reemerge or surge in areas in which we do business the more negative the impact on our business, revenues and earnings, and the more limited our ability will be to try and make up for delayed or lost product development, production and sales in future periods.
During the first half of 2020, the Company's supply chain experienced lower than planned production levels in certain of its third-party manufacturing facilities across several geographies including, but not limited to, China, India and the United Sates, due to the impact of COVID-19. After operating at lower than planned production levels during the first quarter due to COVID-19, facilities in China began to reopen during the second quarter and have returned to planned operating capacity and production output for this time of year. Outside of China, manufacturing operated at varying levels during the first half depending on local government action and overall safety considerations. In response, the Company utilized its global supply chain and existing inventory to work to meet demand and the Company currently expects to make up for remaining lost production in the third quarter, to be well positioned for holiday demand later in the year, as nearly all of Hasbro's partner factories and warehouses were open and operating, heading into the third quarter. However, if manufacturing facilities are impacted by a resurgence in COVID-19, we may not be able to make up for the disruption in supply in the nearer term.
During the first half of 2020, as more of our consumers remained at home, we creatively found ways to accelerate our business online, expand omni-channel and skip the shopping cart to get our products into cars and homes. For example, we launched Bring Home the Fun, a global initiative created to further the Company’s purpose to make the world a better place for children and their families. The initiative provides parents and caregivers resources to help keep kids occupied and engaged during extended time at home and indoors. Another example is the initiative our Wizards of the Coast team undertook to enable players to play MAGIC: THE GATHERING games while in-person play events are not happening.
Markets with more developed e-comm and omni-channel business operations performed better during the first half of 2020 than those markets that rely more heavily on physical stores for reaching consumers. Markets in Latin America, which have less advanced ecomm business and where retail store closures remain high, have been and are expected to continue to be challenged during 2020. The negative impact to future periods from store closures or limited reopenings remains unknown.
Beginning late in the first quarter and continuing throughout the second quarter of 2020, production and delivery of television and film projects for Hasbro's eOne TV and Film business have been delayed, negatively impacting the level and timing of revenues. For many months live-action productions have been shut down and the industry is still working to resume them in a significant way. It is not clear when that will happen. The eOne team continues to develop new projects and work on animation production, which can be done remotely. The team now expects to deliver finished episodes and film projects later than initially planned. Additionally, several film release dates have moved to later in 2020, into 2021 and in some instances, releases are going straight to video on demand/electronic sell-through windows impacting the timing and level of anticipated revenues. As more people remain at home, content viewership remains high, which we believe bodes well for long-term brand engagement and the Company expects a robust 2021 entertainment slate for eOne productions and from our Partner Brands.
We believe we have sufficient liquidity and capital resources available at this time, including approximately $1.0 billion of cash on hand and $1.5 billion available under our revolving credit facility. We are in compliance with our covenants under our revolving credit facility and, while we do not currently foresee a need to borrow under the facility, we believe we would be able to access the facility for the foreseeable future. Our top three customers during the first half of 2020 were Walmart, Target and Amazon. During this time of uncertainty, however, we are managing our expenses to further preserve our liquidity and we are closely monitoring our customers’ health and collectability of receivables, with some customers having difficulty making payments or requesting extended payment terms at a time when retailers are experiencing challenges such as store closures and in some cases, bankruptcy filings.
The health and safety of Hasbro employees, stakeholders and communities is a top priority. In China, Hasbro's offices reopened in late March when the COVID-19 outbreak there improved, following shutdowns earlier in the first quarter. Hasbro's global offices, outside of China, were closed in March due to the COVID-19 outbreak and only recently have begun to re-open on a limited, as needed basis as we continue to actively work on plans to safely bring workers back to our offices. The majority of our workforce has been able to work remotely in an effective manner since the closure and the timing of re-opening offices will be based on need as well as local governmental, health and safety guidelines.

The coronavirus outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations. Please see Part II, Item 1A, Risk Factors, for further information.
Second quarter 2020 highlights:
•Second quarter net revenues of $860.3 million, including the 2020 acquisition of eOne, decreased 13% compared to $984.5 million in the second quarter of 2019. The decrease in net revenues included an unfavorable foreign currency translation of $15.8 million.
•Net revenues in the U.S. and Canada segment decreased 30% to $359.7 million; International segment net revenues decreased 34% to $249.8 million, including an unfavorable foreign currency translation impact of $12.4 million; Entertainment, Licensing and Digital segment net revenues decreased 7% to $89.8 million; and eOne segment net revenues were $160.9 million.
•Net revenues from Hasbro Gaming increased 11%; Emerging Brands net revenues increased 7%; Franchise Brands and Partner Brands both decreased 35%; and TV, Film and Entertainment portfolio net revenues were $132.2 million and represented 15% of total net revenues in the second quarter of 2020.
•Operating profit was $2.2 million, or 0.3% of net revenue, in the second quarter of 2020 compared to operating profit of $128.3 million, or 13.0% of net revenue, in the second quarter of 2019.
•Second quarter 2020 operating profit was negatively impacted by acquisition and related expenses of $10.3 million ($8.5 million after-tax); $22.6 million ($17.9 million after-tax) of eOne acquired intangible asset amortization; and $11.6 million ($10.1 million after-tax) of restructuring charges associated with cost savings initiatives.
•The net loss attributable to Hasbro, Inc. of $33.9 million, or $0.25 per diluted share, in the second quarter of 2020 compared to net earnings of $13.4 million, or $0.11 per diluted share, in the second quarter of 2019.

•Second quarter 2019 net earnings included a non-cash charge of $110.8 million ($85.9 million after-tax), or $0.68 per diluted share, related to the Company's settlement of its U.S. defined benefit pension plan liability.
First half 2020 highlights:
•Net revenues increased 14% to $1,965.8 million in first six months of 2020, including the 2020 acquisition of eOne, compared to $1,717.0 million in the first six months of 2019. The increase in net revenues included $27.5 million of unfavorable foreign currency translation.
•Net revenues in the U.S. and Canada segment decreased 9% to $788.4 million; International segment net revenues decreased 24% to $500.2 million; Entertainment, Licensing and Digital segment net revenues decreased 8% to $173.9 million; while eOne segment net revenues were $503.4 million in the first half of 2020. International segment net revenues were unfavorably impacted by $21.8 million in foreign currency translation.
•Net revenues from Emerging Brands increased 31%; Hasbro Gaming increased 20%; Franchise Brands, and Partner Brands net revenues decreased 20% and 17%, respectively; and TV Film and Entertainment portfolio net revenues were $424.7 million representing 22% of total net revenues in the first half of 2020.
•Operating losses were $21.1 million, or 1.1% of net revenues, in the first six months of 2020 compared to operating profit of $164.5 million, or 9.6% of net revenues, in the first six months of 2019.
•Operating profit in the first half of 2020 was negatively impacted by acquisition and related expenses of $160.0 million ($136.0 million after-tax); $47.6 million ($37.8 million after-tax) of eOne acquired intangible asset amortization; and $11.6 million ($10.1 million after-tax) of restructuring charges associated with cost savings initiatives.
•The net loss attributable to Hasbro, Inc. of $103.6 million, or $0.75 per diluted share, in the first six months of 2020 compared to a net earnings attributable to Hasbro, Inc. of $40.2 million, or $0.32 per diluted share, in the first six months of 2019.
•Net earnings for the first six months of 2019 included a non-cash charge of $110.8 million ($85.9 million after-tax), or $0.68 per diluted share, related to the Company's settlement of its U.S. defined benefit pension plan liability.
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
Amounts Returned to Shareholders
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. Hasbro maintained its quarterly dividend rate of $0.68 per share for the dividend paid in May 2020 and expects to maintain this rate for the remaining dividend payments in 2020. In addition to the dividend, the Company historically has returned cash through its share repurchase program. As part of this initiative, since 2005, the Company's Board of Directors (the "Board") adopted nine share repurchase authorizations with a cumulative authorized repurchase amount of $4,325.0 million. The ninth authorization was approved in May 2018 for $500 million. As of June 28, 2020, the Company had $366.6 million remaining under these authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds. As a result of the financing activities related to the eOne Acquisition, the Company has suspended its current share repurchase program while it prioritizes deleveraging.

SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarter and six month periods ended June 28, 2020 and June 30, 2019.

	Quarter Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net revenues	$860.3	$984.5	$1,965.8	$1,717.0
Operating profit (loss)	2.2	128.3	(21.1)	164.5
(Loss) earnings before income taxes	(43.7)	6.1	(115.6)	35.7
Income tax benefit	(10.8)	(7.3)	(14.9)	(4.5)
Net (loss) earnings	(32.9)	13.4	(100.7)	40.2
Net earnings attributable to noncontrolling interests	1.0	—	2.8	—
Net (loss) earnings attributable to Hasbro, Inc.	(33.9)	13.4	(103.6)	40.2
Diluted (loss) earnings per share	(0.25)	0.11	(0.75)	0.32
RESULTS OF OPERATIONS – CONSOLIDATED
Second Quarter of 2020
The quarters ended June 28, 2020 and June 30, 2019 were each 13-week periods.
Consolidated net revenues for the second quarter of 2020 decreased $124.3 million, or 13% compared to the second quarter of 2019 and reflect the inclusion of eOne revenues which represent 19% of consolidated net revenues for the quarter. Second quarter 2020 net revenues include an $15.8 million unfavorable impact from foreign currency translation as a result of weakening currencies compared to the U.S. dollar, primarily in the Latin American, European and Asia Pacific markets in 2020 compared to 2019.
Operating profit for the second quarter of 2020 was $2.2 million, or 0.3% of net revenues, compared to operating profit of $128.3 million, or 13.0% of net revenues, for the second quarter of 2019. Operating profit during the second quarter of 2020 reflects the consolidation of eOne results of operations and was negatively impacted by acquisition and related costs of $10.3 million ($8.5 million after-tax); $22.6 million ($17.9 million after-tax) of expenses related to eOne acquired intangible asset amortization; and restructuring charges associated with cost savings initiatives of $11.6 million ($10.1 million after-tax).
Net losses attributable to Hasbro, Inc. were $33.9 million for the second quarter of 2020 compared to net earnings of $13.4 million for the second quarter of 2019.  The diluted loss per share attributable to Hasbro, Inc. for the second quarter of 2020 was $0.25, compared to diluted earnings per share of $0.11 in the second quarter of 2019 and reflects the negative impact of eOne acquired intangible asset amortization, acquisition and related costs and restructuring charges associated with cost savings initiatives of $0.13 per diluted share, $0.06 per diluted share and $0.07 per diluted share, respectively.
As a result of the 2020 acquisition of eOne, the Company's brand architecture reflects the addition of the TV, Film and Entertainment brand portfolio which consists of legacy eOne film and TV revenues. Revenues related to eOne brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM, are reported in the Emerging Brands portfolio.
The following table presents net revenues by brand and entertainment portfolio for the quarters ended June 28, 2020 and June 30, 2019.

	Quarter Ended
	June 28, 2020	June 30, 2019	% Change
Franchise Brands	$376.8	576.7	-35%
Partner Brands	138.2	213.4	-35%
Hasbro Gaming	137.0	123.4	11%
Emerging Brands	76.0	71.0	7%
TV, Film and Entertainment	132.2	—	100%
Total	$860.3	984.5	-13%

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 35% in the second quarter of 2020 compared to the second quarter of 2019. Net revenues from all of the Company's Franchise Brands products declined during the second quarter of 2020.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 35% in the second quarter of 2020 compared to the second quarter of 2019.  Partner Brands net revenues are reliant on related entertainment, including television and movie releases. During the second quarter of 2020, the Company’s Partner Brands portfolio was supported by fourth quarter 2019 theatrical releases DISNEY’S FROZEN 2 in November and STAR WARS: THE RISE OF SKYWALKER in December, as well as through various distribution channels including home entertainment and streaming video. During the second quarter of 2019, the Company’s Partner Brands portfolio was supported by a strong lineup of theatrical releases including MARVEL’S AVENGERS: END GAME in April of 2019 and DISNEY’S ALADDIN in May of 2019. The Company’s 2020 Partner Brand entertainment releases include TROLLS WORLD TOUR, which was released in the premium video-on-demand format in April, as a sequel to the 2016 film, TROLLS from DREAMWORKS and BLACK WIDOW from DISNEY'S MARVEL franchise expected to be in theaters in November, as well as continuous entertainment provided by the subscription video on-demand streaming service, Disney+.
Net revenue declines from MARVEL, BEY BLADE and DISNEY PRINCESS products were partially offset by net revenue increases from DISNEY FROZEN, STAR WARS and DREAMWORKS' TROLLS products during the second quarter of 2020.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 11% in the second quarter of 2020 compared to the second quarter of 2019. Higher net revenues from classic games including, JENGA and CONNECT 4 products were partially offset by lower net revenues from DON'T STEP IN IT and certain other Hasbro Gaming products in the second quarter of 2020.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $319.0 million for the second quarter of 2020, a decrease of 19%, as compared to $393.4 million in the second quarter of 2019. The decrease relates primarily to the timing of MAGIC: THE GATHERING product releases during the second quarter of 2020 compared to the same period in 2019.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 7% during the second quarter of 2020 compared to the second quarter of 2019. Contributing to the net revenue increases were the inclusion of brands acquired through the eOne Acquisition including PEPPA PIG and PJ MASKS, as well as net revenue increases from EASY BAKE and GI JOE products. These increases were partially offset by declines in LITTLEST PET SHOP, PLAYSKOOL and FURREAL FRIENDS products during the second quarter of 2020.
TV, FILM and ENTERTAINMENT: The TV, Film and Entertainment portfolio includes eOne revenues not allocated to the Emerging Brands portfolio. Operations contributing to the TV, Film and Entertainment portfolio focus on high quality, premium film, television and music production and content rights around the world and selling this content globally.
During the second quarter of 2020, net revenues from the TV, Film and Entertainment portfolio were approximately 15% of total Company net revenues and included broadcast and licensing net revenues from key scripted deliveries including season two of THE ROOKIE, a television drama series currently airing on ABC. In addition to these offerings, TV, Film and Entertainment net revenues benefited from the Company's lineup of unscripted television programming and its library of subscription video on demand ("SVOD") content.
First Six Months of 2020
The six month periods ended June 28, 2020 and June 30, 2019 were each 26-week periods.
For the first six months of 2020, consolidated net revenues increased 14% compared to the first six months of 2019 and reflect the inclusion of eOne revenues which represent 26% of consolidated net revenues for the period. The net revenue increase in the first six months of 2020 included an unfavorable variance of $27.5 million as a result of foreign currency translation due to weaker currencies across the Company's international markets when compared to the first six months of 2019.
The operating loss for the first six months of 2020 was $21.1 million, or 1.1% of net revenues, compared to an operating profit of $164.5 million, or 9.6% of net revenues, for the first six months of 2019. The operating loss during the first six months of 2020 reflects the consolidation of eOne results of operations and was negatively impacted by acquisition and related costs of $160.1 million ($136.0 million after-tax); $47.6 million ($37.8 million after-tax) of expenses related to eOne acquired intangible asset amortization; and restructuring charges associated with cost savings initiatives of $11.6 million ($10.1 million after-tax).

The net loss attributable to Hasbro, Inc. was $103.6 million for the first six months of 2020 compared to net earnings of $40.2 million for the first six months of 2019. The diluted net loss per share attributable to Hasbro, Inc. was $0.75 in the first six months of 2020, compared to diluted earnings per share of $0.32 in 2019. The net loss attributable to Hasbro, Inc. for the first six months of 2020 reflects the negative impact of acquisition related costs and eOne acquired intangible asset amortization of $0.99 per diluted share and $0.28 per diluted share, respectively, as well as restructuring charges associated with cost savings initiatives of $0.07 per diluted share. Net earnings for the first six months of 2019 included a non-cash, net of tax charge of $0.68 per diluted share, related to the settlement of the Company's U.S. defined benefit pension plan.
The following table presents net revenues by product category for the first six months of 2020 and 2019.

	Six Months Ended
	June 28, 2020	June 30, 2019	% Change
Franchise Brands	$773.3	970.3	-20%
Partner Brands	320.6	385.4	-17%
Hasbro Gaming	277.1	231.0	20%
Emerging Brands	170.1	130.3	31%
TV, Film and Entertainment	424.7	—	100%
Total	$1,965.8	1,717.0	14%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 20% in the first six months of 2020 compared to 2019.  Net revenues from substantially all of the Company's Franchise brands products declined during the first six months of 2020.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 17% during the first six months of 2020 compared to 2019. Partner Brands net revenues are reliant on related entertainment, including television and movie releases. During the first half of 2020, certain scheduled theatrical releases were delayed or postponed due to the closure or limited reopening of theaters as a result of the impact of COVID-19, which negatively impacted sales of the Company’s Partner Brands products. During the first six months of 2020, the Company’s Partner Brands portfolio was supported by fourth quarter 2019 theatrical releases DISNEY’S FROZEN 2 in November and STAR WARS: THE RISE OF SKYWALKER in December, as well as through various distribution channels including home entertainment and streaming video. During the first half of 2019, the Company’s Partner Brands portfolio was supported by theatrical releases from MARVEL’S AVENGERS: END GAME in April and DISNEY’S ALADDIN in May. In addition to the 2019 films DISNEY’S FROZEN 2 and STAR WARS: THE RISE OF SKYWALKER, the Company’s 2020 Partner Brand entertainment releases include TROLLS WORLD TOUR, which was released in the premium video-on-demand format in April, as a sequel to the 2016 film, TROLLS from DREAMWORKS and BLACK WIDOW from DISNEY'S MARVEL franchise expected to be in theaters in November, as well as continuous entertainment provided by the subscription video on-demand streaming service, Disney+.
Net revenue increases from DISNEY FROZEN and DREAMWORKS' TROLLS products as well as increases from STAR WARS products, were partially offset by net revenue declines from MARVEL, DISNEY PRINCESS and BEY BLADE products during the first half of 2020.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 20% in the first six months of 2020 compared to the first six months of 2019. Increased net revenues from DUNGEONS & DRAGONS, JENGA and CONNECT 4 products were partially offset by lower net revenues from DON'T STEP IN IT and SPEAK OUT products.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, increased to $659.5 million in the first six months of 2020 versus $636.8 million in the first six months of 2019.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio grew 31% for the first six months of 2020 compared to the first six months of 2019. Contributing to the net revenue increases in the first half of 2020 were the inclusion of brands acquired through the eOne Acquisition including PEPPA PIG and PJ MASKS. These net revenue increases were partially offset by net revenue declines from LITTLEST PET SHOP, PLAYSKOOL and LOST KITTIES products.

TV, FILM and ENTERTAINMENT: Net revenues from the TV, Film and Entertainment portfolio were approximately 22% of total Company net revenues and included theatrical contributions from the Amblin Partners film 1917, released in December 2019 and broadcast and licensing net revenues from key scripted deliveries including season two of THE ROOKIE, a television drama series currently airing on ABC. In addition to these offerings, net revenues benefited from the Company's lineup of unscripted television programming and its library of SVOD content.
SEGMENT RESULTS
The Company's net revenues and operating profits (losses) are primarily derived from its four principal business segments: the U.S. and Canada segment, the International segment, the Entertainment, Licensing and Digital segment and, as a result of the 2020 eOne Acquisition, the eOne operating segment. The eOne segment was added to the Company's reporting structure in the first quarter of 2020 and is comprised of the legacy eOne business. The results of these operations are discussed in detail below.
Second Quarter of 2020
The following table presents net external revenues and operating profit (loss) data for the Company's principal segments for the quarters ended June 28, 2020 and June 30, 2019:

	Quarter Ended
	June 28, 2020	June 30, 2019	% Change
Net Revenues
U.S. and Canada segment	$359.7	$510.5	-30%
International segment	249.8	377.4	-34%
Entertainment, Licensing and Digital segment	89.8	96.5	-7%
eOne segment	160.9	—	100%

Operating Profit (Loss)
U.S. and Canada segment	$24.3	$106.6	-77%
International segment	(24.9)	14.6	>-100%
Entertainment, Licensing and Digital segment	27.8	7.9	>100%
eOne segment	(6.0)	—	-100%
U.S. and Canada Segment
The U.S. and Canada segment net revenues declined 30% for the second quarter of 2020 compared to the second quarter of 2019, driven in part by disruptions to the business, as a result of the impact of the COVID-19 pandemic.  Net revenue decreases from the Company's Franchise Brands, Partner Brands and Emerging Brands portfolios, were partially offset by higher net revenues from the Hasbro Gaming portfolio during the second quarter of 2020.
Net revenue declines were noted across the Company's Franchise Brands portfolio during the second quarter; most notably in MAGIC: THE GATHERING and NERF. In the Partner Brands portfolio, higher net revenues from STAR WARS, DISNEY FROZEN and DREAMWORKS' TROLLS products were more than offset by net revenue decreases from MARVEL products and to a lesser extent, BEY BLADE and DISNEY PRINCESS products during the second quarter of 2020. In the Hasbro Gaming portfolio, higher net revenues were delivered across many of the Company's games brands including JENGA, CONNECT 4, SORRY and TWISTER products. In the Emerging Brands portfolio, lower net revenues from POWER RANGERS and FURREAL FRIENDS products, were partially offset by net revenue contributions from the 2020 relaunch of the Company's GI JOE product line during the second quarter of 2020.
U.S. and Canada segment operating profit for the second quarter of 2020 was $24.3 million or 6.7% of segment net revenues, compared to segment operating profit of $106.6 million or 20.9% of segment net revenues, for the second quarter of 2019.  The operating profit decrease in the second quarter of 2020 was driven by lower segment net revenues described above, partially offset by reduced royalty expenses associated with lower Partner Brand sales, and lower advertising, administrative and marketing expense.

International Segment
International segment net revenues declined 34% in the second quarter of 2020 to $249.8 million from $377.4 million in the second quarter of 2019 and included the impact of an unfavorable $12.4 million currency translation. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended June 28, 2020 and June 30, 2019.

	Quarter Ended
	June 28, 2020	June 30, 2019	% Change
Europe	$157.7	201.1	-22%
Latin America	32.5	90.3	-64%
Asia Pacific	59.7	86.0	-31%
Net revenues	$249.8	377.4	-34%
The decline in International segment net revenues during the second quarter of 2020 was attributable to disruptions to the business related to the COVID-19 pandemic as well as the unfavorable foreign currency translation of $12.4 million. Unfavorable foreign currency translation impacted the Company's major geographic regions as follows: Europe - $3.5 million, Latin America - $6.7 million and Asia Pacific - $2.2 million. International segment net revenues declined in all brand portfolios including Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands during the second quarter of 2020 compared to the second quarter of 2019.  In the International segment, net revenues declined from substantially all of the Company's Franchise Brands products during the second quarter, most notably NERF, PLAY-DOH and MAGIC: THE GATHERING products. In the Partner Brands portfolio, net revenue decreases from MARVEL, BEYBLADE and DISNEY PRINCESS products were partially offset by net revenue increases from DISNEY FROZEN, STAR WARS and to a lesser extent, DREAMWORKS' TROLLS products. In the Hasbro Gaming portfolio, higher net revenues from JENGA products were more than offset by lower net revenues from certain other Hasbro Gaming products. In the Emerging Brands portfolio, net revenues declined from PLAYSKOOL and LITTLEST PET SHOP products in the second quarter of 2020.
International segment operating losses were $24.9 million, or -10.0% of segment net revenues for the second quarter of 2020, compared to operating profit of $14.6 million, or 3.9% of segment net revenues, for the second quarter of 2019. International segment operating losses during the second quarter of 2020 were the result of lower sales and unfavorable product mix, partially offset by lower royalty expense as a result of lower partner brand sales and lower advertising and marketing costs as well as lower administrative costs as a result of global cost savings initiatives.
Entertainment, Licensing and Digital Segment
Entertainment, Licensing and Digital segment net revenues declined 7% to $89.8 million for the second quarter of 2020, compared to $96.5 million for the second quarter of 2019. Net revenue declines were primarily driven by lower digital gaming revenues during the second quarter of 2020 due to the closure of the Backflip business in the fourth quarter of 2019 and lower consumer product licensing revenues during the second quarter of 2020.
Entertainment, Licensing and Digital segment operating profit increased to $27.8 million, or 30.9% of segment net revenues for the second quarter of 2020, from $7.9 million, or 8.2% of segment net revenues for the second quarter of 2019. The increase in Entertainment, Licensing and Digital segment operating profit was driven primarily by lower program production expense and amortization and lower advertising costs during the second quarter of 2020 compared to 2019.
eOne Segment
During the second quarter of 2020, eOne segment net revenues were $160.9 million. The following table presents eOne segment net revenues by channel for the quarter ended June 28, 2020.

Three Months Ended
June 28, 2020
eOne Segment Net Revenues
Film and TV	$106.0
Family Brands	29.0
Music and Other	25.9
Segment Total	$160.9

The COVID-19 outbreak had a significant and varied impact on the eOne segment during the second quarter of 2020. Specifically, certain scheduled productions have been delayed or postponed due to the shutdown of production work and the closure or limited reopening of studios. Theatrical releases have been delayed due to the closure or limited reopening of theaters, and in some cases, global film releases have moved from theaters to alternative media platforms such as streaming services.
During the second quarter of 2020, drivers of the eOne segment net revenues included: (i) broadcast and licensing revenues associated with internationally recognized brands, PEPPA PIG and PJ MASKS: (ii) broadcast and licensing contributions from key scripted deliveries including season two of THE ROOKIE, a television drama series currently airing on ABC; and (iii) the Company's strong lineup of unscripted television programming as well as demand for the Company's vast SVOD library. In addition to these entertainment driven revenues, the Company's music business benefited from both streaming and publishing revenues during the second quarter of 2020.
eOne segment operating losses were $6.0 million, or -3.7% of segment net revenues for the second quarter of 2020. This loss was driven by $22.6 million of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition.
Global Operations
The Global Operations segment operating loss of $5.9 million for the second quarter of 2020 compared to an operating loss of $6.0 million for the second quarter of 2019.
Corporate and Eliminations
Operating losses in Corporate and Eliminations totaled $13.1 million for the second quarter of 2020 compared to operating profit of $5.2 million for the second quarter of 2019. Operating losses in 2020 were driven primarily by $11.6 million of charges associated with cost-savings initiatives within the Company's commercial and Film and TV businesses combined with charges related to the eOne Acquisition; including acquisition and integration costs of $4.0 million and restructuring and related costs of $6.3 million, comprised of severance and retention costs.
First Six Months of 2020
The following table presents net revenues and operating profit (loss) for the Company's principal segments for each of the six month periods ended June 28, 2020 and June 30, 2019.

	Six Months Ended
	June 28, 2020	June 30, 2019	% Change
Net Revenues
U.S. and Canada segment	$788.4	$868.4	-9%
International segment	500.2	660.1	-24%
Entertainment, Licensing and Digital segment	173.9	188.5	-8%
eOne segment	503.4	—	100%

Operating Profit (Loss)
U.S. and Canada segment	$96.1	$120.1	-20%
International segment	(51.6)	(15.8)	>-100%
Entertainment, Licensing and Digital segment	33.0	38.0	-13%
eOne segment	(39.0)	—	-100%
U.S. and Canada Segment
The U.S. and Canada segment net revenues for the six months ended June 28, 2020 decreased 9% compared to 2019.  The net revenue declines in the first half of 2020 were driven in part by disruptions to the Company's business operations, as a result of the impact of COVID-19. In the first six months of 2020, net revenue declines in the Franchise Brands, Partner Brands and Emerging Brands portfolios were partially offset by higher net revenues in the Hasbro Gaming portfolio.

In the Franchise Brands portfolio, net revenue declines from PLAY-DOH, NERF and TRANSFORMERS products and, to a lesser extent, MAGIC: THE GATHERING products, were partially offset by higher net revenues from MONOPOLY products. In the Partner Brands portfolio, lower net revenues from MARVEL and DISNEY PRINCESS products, as well as net revenue declines from the Company's UGLY DOLL and OVERWATCH products, were partially offset by net revenue increases from DISNEY FROZEN, DREAMWORKS’ TROLLS and STAR WARS products. In the Hasbro Gaming portfolio, higher net revenues were delivered across many brands in the portfolio, most notably from DUNGEONS & DRAGONS, JENGA, CONNECT 4, SORRY and THE GAME OF LIFE products. In the Emerging Brands portfolio, net revenue declines from FURREAL FRIENDS, POWER RANGERS and PLAYSKOOL products, were partially offset by net revenues contributions from the 2020 relaunch of the Company's GI JOE product line.
U.S. and Canada segment operating profit for the six months ended June 28, 2020 decreased to $96.1 million, or 12.2% of segment net revenues, compared to $120.1 million, or 13.8% of segment net revenues, for the six months ended June 30, 2019. The decrease in operating profit in the first six months of 2020 was driven by lower net revenues partially offset by reduced administrative costs as a result of cost-savings initiatives, lower royalty expenses driven by the associated reduction in Partner Brands sales and lower sales, marketing and advertising costs during the first half of 2020.
International Segment
International segment net revenues decreased 24% to $500.2 million for the six months ended June 28, 2020 from $660.1 million for the six months ended June 30, 2019 and included an unfavorable $21.8 million impact from foreign currency exchange. The following table presents net revenues by geographic region for the Company's International segment for the six month periods ended June 28, 2020 and June 30, 2019.

	Six Months Ended
	June 28, 2020	June 30, 2019	% Change
Europe	$319.9	354.5	-10%
Latin America	66.4	153.1	-57%
Asia Pacific	113.9	152.5	-25%
Net revenues	$500.2	660.1	-24%
Foreign currency translation negatively impacted the major geographic regions as follows: Europe - $7.3 million, Latin America - $10.5 million and Asia Pacific - $4.0 million. International segment net revenues declined in all brand portfolios including Franchise Brands, Partner Brands, Hasbro Gaming and Emerging Brands during the first six months of 2020 compared to 2019.  The declines in Franchise Brands were the result of lower sales from substantially all Franchise Brands products during the first half of 2020, most notably NERF, PLAY-DOH and TRANSFORMERS. In the Partner Brands portfolio, lower net revenues from MARVEL and to a lesser extent, BEYBLADE and DISNEY PRINCESS products were partially offset by higher net revenues from DISNEY FROZEN, DREAMWORKS’ TROLLS and STAR WARS products.  In the Hasbro Gaming portfolio, lower net revenues from PIE FACE and certain other Hasbro Gaming products were partially offset by net revenue increases from JENGA and DUNGEONS & DRAGONS products. In the Emerging Brands portfolio, net revenue declines from LITTLEST PET SHOP and PLAYSKOOL products were partially offset by net revenue increases from POWER RANGERS products in the first six months of 2020.
International segment operating losses were $51.6 million for the first six months of 2020, compared to operating losses of $15.8 million for the first six months of 2019. The increase in International segment operating losses for the first six months of 2020 was the result of lower net revenues partially offset by reduced advertising, sales and marketing costs, and administrative and royalty expenses.
Entertainment, Licensing and Digital Segment
Entertainment, Licensing and Digital segment net revenues for the six months ended June 28, 2020 decreased 8% to $173.9 million from $188.5 million for the six months ended June 30, 2019. The net revenue declines during the first half of 2020 were driven by lower digital gaming revenues due to the closure of the Backflip business in the fourth quarter of 2019, lower net revenues from MAGIC: THE GATHERING ARENA, the Company's free-to-play digital collectible card game due to the timing of product releases and lower consumer product licensing revenues.

Entertainment, Licensing and Digital segment operating profit was $33.0 million, or 19.0% of net revenues, for the six months ended June 28, 2020 down from $38.0 million, or 20.1% of segment net revenues, for the six months ended June 30, 2019. The decline in operating profit in the Entertainment, Licensing and Digital segment was driven by lower net revenues as well as asset impairment charges of $20.8 million in production assets driven by the change in entertainment strategy as a result of the eOne Acquisition during the first quarter of 2020. Partially offsetting these negative impacts to operating profit were lower program production expenses and amortization costs as well as lower advertising and development costs during the first half of 2020.
eOne Segment
During the first half of 2020, eOne segment net revenues were $503.4 million. The following table presents eOne segment net revenues by channel for the six months ended June 28, 2020.

Six Months Ended
June 28, 2020
eOne Segment Net Revenues
Film and TV	$365.5
Family Brands	79.8
Music and Other	58.1
Segment Total	$503.4
The impact of the COVID-19 outbreak on the eOne segment during the first half of 2020 was felt most significantly during the second quarter of the year. Specifically, scheduled productions were and continue to be delayed or postponed due to the shutdown of production work and the closure or limited reopening of studios. In addition, theatrical releases have been delayed due to the closure or limited reopening of theaters, and in some cases, global film releases were moved from theaters to alternative media platforms such as streaming services.
In the first half of 2020, drivers of the eOne segment net revenues included: (i) broadcast and licensing revenues associated with internationally recognized brands, PEPPA PIG and PJ MASKS, (ii) theatrical contributions from the Amblin Partners film 1917, released in December 2019, (iii) broadcast and licensing contributions from key scripted deliveries including season two of THE ROOKIE, a television drama series currently airing on ABC, the Company's strong lineup of unscripted television programming as well as the Company's SVOD library. In addition to these entertainment driven revenues, the Company's music business benefited from both strong streaming and publishing revenues during the first half of 2020.
eOne segment operating losses were $39.0 million, or -7.8% of segment net revenues for the first half of 2020. This loss was driven by $77.7 million of acquisition and integration costs, including $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $24.5 million of advisor fees settled at the closing of the acquisition. Also contributing to the loss is $47.6 million of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition.
Global Operations
The Global Operations segment operating loss of $1.3 million for the first six months of 2020 compares to an operating loss of $4.7 million for the first six months of 2019.
Corporate and Eliminations
Operating losses in Corporate and Eliminations for the first six months of 2020 were $58.2 million, compared to operating profit of $27.0 million for the first six months of 2019. The Corporate and Eliminations operating loss in the first half of 2020 was driven primarily by charges related to the eOne Acquisition; including acquisition and integration costs of $22.0 million and restructuring and related costs of $39.5 million, comprised of severance and retention costs, as well as impairment charges for certain definite-lived intangible assets driven by the change in strategy for the combined company’s entertainment assets. In addition to the charges associated with the eOne Acquisition, the Company incurred $11.6 million of severance charges associated with cost-savings initiatives within the Company’s commercial and Film and TV businesses.

OPERATING COSTS AND EXPENSES
Second Quarter 2020
Overall, the Company's costs and expenses in the second quarter of 2020 increased compared to the second quarter of 2019 driven by the inclusion of eOne’s operations in the Company’s consolidated financial statements. Costs and expenses stated as percentages of net revenues, are illustrated below for the quarters ended June 28, 2020 and June 30, 2019.

	Quarter Ended
	June 28, 2020	June 30, 2019
Cost of sales	29.4%	34.9%
Program cost amortization	5.9	2.4
Royalties	11.3	7.2
Product development	6.8	6.7
Advertising	8.4	9.4
Amortization of intangibles	4.0	1.2
Selling, distribution and administration	32.7	25.2
Acquisition and related costs	1.2	0.0
Cost of sales for the second quarter of 2020 was $253.2 million, or 29.4% of net revenues, compared to $343.7 million, or 34.9% of net revenues, for the second quarter of 2019.  The decrease of cost of sales in dollars was attributable to lower net revenues during the second quarter of 2020 compared to the same period in 2019. The decrease as a percentage of net revenues is primarily related to the inclusion of net revenues from eOne, which experiences lower costs of sales sold as a percentage of net sales. To a lesser extent, the cost of sales decrease as a percent of net revenues was driven by the impact of $6.4 million of unfavorable foreign exchange and improved inventory closeout rates during the second quarter of 2020 as compared to 2019.
Program cost amortization increased to $50.7 million, or 5.9% of net revenues, for the second quarter of 2020 from $23.5 million, or 2.4% of net revenues, for the second quarter of 2019. The increase in this expense both in dollars and as a percentage of net revenues is related to eOne, which experiences higher program cost amortization as a percentage of net sales. Program costs are capitalized as incurred and amortized using the individual-film-forecast method which matches costs to the related recognized revenue.
Royalty expense for the second quarter of 2020 increased to $97.3 million, or 11.3% of net revenues, compared to $71.1 million, or 7.2% of net revenues, for the second quarter of 2019.  The increase in royalty expense in dollars and as a percent of net revenues was driven by eOne which was partially offset by lower sales of Partner Brand products in the second quarter of 2020 as compared to the second quarter of 2019.
Product development expense for the second quarter of 2020 was $58.3 million, or 6.8% of net revenues, compared to $65.6 million, or 6.7% of net revenues, for the second quarter of 2019.  The decrease in dollars was primarily related to lower spending as a result of global cost savings initiatives combined with savings related to the closure of the Backflip business in the fourth quarter of 2019, partially offset by increased investments in MAGIC: THE GATHERING tabletop gaming. Product development expense was consistent as a percent of net revenues.
Advertising expense for the second quarter of 2020 was $72.4 million, or 8.4% of net revenues, compared to $92.8 million, or 9.4% of net revenues, for the second quarter of 2019.  The advertising expense decrease in dollars and as a percent of net revenues was driven by lower advertising levels across the regions reflecting the current environment due to COVID-19 impacts.
Amortization of intangible assets increased to $34.7 million, or 4.0% of net revenues, for the second quarter of 2020, compared to $11.8 million, or 1.2% of net revenues, for the second quarter of 2019.  The increase in dollars and as a percent of net revenues is primarily related to the acquisition of eOne, which contributed $22.6 million to amortization. Excluding the intangible asset amortization associated with eOne, amortization of intangible assets was consistent with 2019.
For the second quarter of 2020, the Company's selling, distribution and administration expenses increased to $281.2 million, or 32.7% of net revenues, from $247.7 million, or 25.2% of net revenues, for the second quarter of 2019. The increase in selling, distribution and administration expenses in dollars was driven primarily by the inclusion and consolidation of eOne's operations during 2020. In addition, the increase in selling, distribution and administration expenses reflects $11.6 million of severance charges associated with cost-savings initiatives within the Company’s commercial and Film and TV businesses and increased bad debt expense. These increases were partially offset by lower freight and warehousing expenses as a result of lower shipments and decreased general and administrative spending due to the Company’s ongoing cost-reduction efforts in the second quarter of 2020 as compared to the second quarter of 2019.
During the three months ended June 28, 2020, the Company incurred $10.3 million of acquisition and related costs in connection with the eOne Acquisition. These expenses comprised of $4.0 million of acquisition and integration costs, and $6.3 million of severance and retention costs.
First Six Months of 2020
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the six month periods ended June 28, 2020 and June 30, 2019.

	Six Months Ended
	June 28, 2020	June 30, 2019
Cost of sales	26.2%	35.2%
Program cost amortization	9.3	1.8
Royalties	10.7	7.6
Product development	5.7	7.1
Advertising	8.9	9.9
Amortization of intangibles	3.6	1.4
Selling, distribution and administration	28.5	27.5
Acquisition and related costs	8.1	—
Cost of sales for the six months ended June 28, 2020 decreased to $515.9, million or 26.2% of net revenues, from $603.7 million, or 35.2% of net revenues for the six months ended June 30, 2019. The decrease as a percentage of net revenues is primarily related to the acquisition of eOne, which experiences lower cost of sales as a percentage of net sales as well as the impact of $10.3 million of unfavorable foreign exchange. The cost of sales decrease in dollars during the first six months of 2020 was driven by lower volumes, partially offset by a less favorable brand mix from lower sales of Partner Brand products.
Program cost amortization increased in the first six months of 2020 to $182.8 million, or 9.3% of net revenues, from $30.1 million, or 1.8% of net revenues, in the first six months of 2019. Program production costs are capitalized as incurred and amortized using the individual-film-forecast method which matches costs to the related recognized revenue. The increase in dollars, and as a percent of net revenues, is primarily related to eOne, which experiences higher program cost amortization as a percentage of net sales.
Royalty expense for the six months ended June 28, 2020 was $210.2 million, or 10.7% of net revenues, compared to $130.9 million, or 7.6% of net revenues, for the six months ended June 30, 2019. The increase in royalty expense in dollars, and as a percent of net revenues, was driven by the inclusion of eOne operations during the first half of 2020, partially offset by lower sales of Partner Brand product during the first six months of 2020 as compared to the first half of 2019.
Product development expense for the six months ended June 28, 2020 decreased to $112.2 million, or 5.7% of net revenues, from $121.9 million, or 7.1% of net revenues, for the six months ended June 30, 2019. The decrease as a percent of net revenues was primarily related to eOne, which experiences lower product development expense as a percentage of net sales. The decrease in dollars during the first six months of 2020 was driven by lower spending as a result of global cost savings initiatives combined with lower investments in digital gaming, primarily related to the closure of the Company's Backflip business during the fourth quarter of 2019.
Advertising expense for the six months ended June 28, 2020 was $174.0 million, or 8.9% of net revenues, compared to $169.4 million, or 9.9% of net revenues, for the six months ended June 30, 2019. The advertising expense increase in dollars was driven by eOne advertising expenses and higher costs in support of the MAGIC: THE GATHERING tabletop set release during the first quarter of 2020, partially offset by reduced advertising levels globally, reflecting the current environment due to COVID-19 impacts.

Amortization of intangibles was $71.5 million, or 3.6% of net revenues, for the six months ended June 28, 2020 compared to $23.6 million, or 1.4% of net revenues, in the first six months of 2019. The increase in dollars and as a percent of net revenues is primarily related to the acquisition of eOne, which contributed $47.6 million to amortization. Excluding the intangible asset amortization associated with eOne, amortization of intangible assets was consistent with 2019.
For the six months ended June 28, 2020, the Company's selling, distribution and administration expenses increased to $560.3 million, or 28.5% of net revenues, from $473.0 million, or 27.5% of net revenues, for the six months ended June 30, 2019. The increase in selling, distribution and administration expenses was driven primarily by the inclusion and consolidation of eOne's operations during the first half of 2020 combined with $11.6 million of severance charges associated with cost-savings initiatives within the Company’s commercial and Film and TV businesses. This increase was offset by lower freight and warehousing expenses as a result of lower shipments during the first six months and decreased general and administrative spending due to the Company’s ongoing cost-reduction efforts.
During the first half 2020, the Company incurred $160.0 million of acquisition and related costs in connection with the eOne Acquisition. These expenses comprised of $99.7 million of acquisition and integration costs, primarily related to $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $39.0 million of advisor fees settled at the closing of the acquisition. Also included in the acquisition and related costs were $60.4 million of restructuring and related costs including severance and retention costs of $19.5 million as well as $40.9 million in impairment charges for certain definite-lived intangible and production assets. The impairment charges of $40.9 million were driven by the change in strategy for the combined company’s entertainment assets.
NON-OPERATING (INCOME) EXPENSE
Interest expense for the second quarter and first six months of 2020 totaled $49.6 million and $104.3 million, respectively, compared to $22.0 million and $44.3 million in the second quarter and first six months of 2019, respectively. In connection with the financing of the eOne acquisition, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities during November 2019 and in the first quarter of 2020, on the date of the closing, borrowed $1.0 billion in term loans provided by a term loan agreement. The increase in interest expense for the second quarter and first six months of 2020 reflects interest related to these notes and other borrowings associated with the eOne business, partially offset by lower average short-term borrowings during the first half of 2020.
Interest income was $1.0 million and $5.7 million for the second quarter and first six months of 2020, respectively, compared to $6.0 million and $13.7 million in the second quarter and first six months of 2019, respectively. Lower average interest rates in 2020 compared to 2019 contributed to the decrease.
Other income, net was $2.6 million and $4.1 million for the second quarter and first six months of 2020, respectively, compared to other expense, net of $106.2 million and $98.1 million in the second quarter and first six months of 2019, respectively. The increase was driven by lower pension expense in 2020 due to the $110.8 million non-cash pension charge as a result of the settlement of the Company's U.S. pension plan liability during the second quarter of 2019, offset by foreign currency losses in 2020 compared to foreign currency gains in 2019.
INCOME TAXES
Income tax benefit totaled $10.8 million on pre-tax loss of $43.7 million in the second quarter of 2020 compared to income tax benefit of $7.3 million on pre-tax earnings of $6.1 million in the second quarter of 2019. For the six-month period, the income tax benefit totaled $14.9 million on pre-tax loss of $115.6 million in 2020 compared to income tax benefit of $4.5 million on pre-tax earnings of $35.7 million in 2019. Both periods, as well as the full year 2019, were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first six months of 2020, favorable discrete tax adjustments were a net benefit of $24.0 million compared to a net benefit of $31.3 million in the first six months of 2019. The favorable discrete tax adjustments for the first six months of 2020 primarily relate to the costs related to the acquisition of eOne. The favorable discrete tax adjustments for the first six months of 2019 primarily related to the settlement of the U.S. defined benefits pension plan liability, excess tax benefits on share-based payments and the expiration of statutes of limitations for uncertain tax positions. Absent discrete items, the adjusted tax rates for the first six months of 2020 and 2019 were 20.5% and 18.3%, respectively. The increase in the adjusted tax rate of 20.5% for the first six months of 2020 is primarily due to the mix of jurisdictions where the Company earned its profits and the impact of the eOne Acquisition.
The United Kingdom enacted the Finance Act of 2020 after receiving royal assent on July 22, 2020. Effective back to April 1, 2020, the new law maintains the corporate income tax rate at 19% instead of the planned reduction to 17% that was previously enacted in the UK Finance Act of 2016. Changes in tax laws and rates will impact recorded deferred tax assets and liabilities and our effective tax rate in the future. The primary impact will come from the revaluation of Hasbro’s UK tax attributes, which will likely result in an increased tax provision of approximately $16.0 million in the third quarter of 2020.
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
The Company’s business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company sells products, and changes in overall economic conditions. As a result, comparisons of the Company's unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of the Company's expected sales for the year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. Additionally, the impact of the COVID-19 outbreak to the Company's business seasonality and shipments remains uncertain. After operating at lower than planned production levels during most of the first quarter due to COVID-19, the Company's third-party manufacturing facilities in China are currently operating at planned capacity for this time of year. Manufacturing and warehouse partners outside of China operated at close to normal levels during much of the first quarter. Beginning in mid-March and into the second quarter, these locations were operating at varying levels of productivity depending on local government and safety considerations however the majority of manufacturing facilities are now up and running. The COVID-19 situation continues to be fluid, but we currently expect all manufacturing facilities to remain operational in the second half of 2020, based upon our understanding of local governments directions at this time. As production typically builds to peak levels during the summer months, the Company anticipates making up remaining lost production during the third quarter of 2020, unless a resurgence of COVID-19 cases were to cause further manufacturing shutdowns or restrictions, and to be well positioned to meet shipping schedule demands in the second half of the year. However, if manufacturing facilities are impacted by a resurgence in COVID-19, we may not be able to make up for the disruption in supply in the nearer term.
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
In March of 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04) Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in this update apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. An entity may elect to apply the amendments provided by this update beginning March 12, 2020 through December 31, 2022. The Company is currently evaluating this option as it relates to its contracts that reference LIBOR, as well as the impact of the standard to the Company's consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first six months of 2020 and 2019 the Company has primarily funded its operations and liquidity needs through cash flows from operations, and when needed, used borrowings under its available lines of credit. In 2020, the Company’s eOne operating segment has used production financing to fund certain of its television and film productions which are arranged on an individual production basis by special purpose production subsidiaries.
The Company expects to continue to fund its working capital needs primarily through available cash and cash flows from operations as well as its production financing facilities and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. In addition, beginning in 2020 with the acquisition of eOne, the Company commenced funding certain of its television and film productions using production financing facilities which are secured by the assets and future revenues of the individual production subsidiaries. Under these facilities, the cash generated by the production may be restricted until the production financing is paid. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program are adequate to meet its working capital needs over the next twelve months. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
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
As of June 28, 2020, the Company's cash and cash equivalents totaled $1,038.0 million, of which $71.9 million is restricted under the Company’s production financing facilities. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were considered indefinitely reinvested by the Company. The Tax Act provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of June 28, 2020, the Company has a total liability of $192.9 million related to this tax, $36.7 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $156.2 million is presented within other liabilities, non-current on the Consolidated Balance Sheets. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, the related earnings in foreign jurisdictions are available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of June 28, 2020 is denominated in the U.S. dollar.
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

	June 28, 2020	June 30, 2019	% Change
Cash and cash equivalents (including restricted cash of $86.2 and $0)	$1,038.0	1,151.0	-10%
Accounts receivable, net	911.3	805.3	13%
Inventories	564.2	564.8	—%
Prepaid expenses and other current assets	672.2	309.0	>100%
Other assets	1,329.1	665.2	100%
Accounts payable and accrued liabilities	1,596.6	1,059.9	51%
Other liabilities	771.7	554.2	39%
Accounts receivable increased to $911.3 million at June 28, 2020, compared to $805.3 million at June 30, 2019. Absent the unfavorable foreign currency impact of $31.1 million, accounts receivable increased 17%, or $137.2 million. The increase in accounts receivable during the first half of 2020 was driven primarily by the inclusion of eOne balances of $206.2 million. Partially offsetting these increases were lower accounts receivable balances across the Company's Latin American, U.S. and Canada and European regions due to lower revenues as a result of the impact of the COVID-19 pandemic during the six months ended June 28, 2020 compared to the same period in 2019. Days sales outstanding increased from 74 days at June 30, 2019 to 96 days at June 28, 2020 as a result of decreased collections and payment term extensions, primarily in the Company's international markets, due to market disruptions caused by the COVID-19 pandemic.
Inventories remained flat at $564.2 million as of June 28, 2020 compared to $564.8 million at June 30, 2019. Absent the unfavorable foreign currency impact of $28.0 million, inventories increased 5% reflecting higher inventory levels in the Company's Latin American and European markets due to lower sales in the first half of 2020, and higher than normal inventory levels remaining from the fourth quarter of 2019 in Latin America. These increases were partially offset by lower inventory levels in U.S. and Canada as a result of lower shipments from China due to the impact of COVID-19.
Prepaid expenses and other current assets increased to $672.2 million at June 28, 2020 from $309.0 million at June 30, 2019. The increase was due to higher accrued royalty and licensing income, primarily attributable to accrued revenue balances associated with eOne's intellectual property of $194.3 million, higher accrued tax credits related to film and television production costs, the majority of which are attributable to eOne productions, higher prepaid tax balances as a result of lower earnings relative to estimated tax payments and higher prepaid royalty amounts due to the current portion payments made in the first quarter of 2020 for the extension of the Company’s Marvel and Lucas agreements. These increases were partially offset by lower short-term investment balances in the first half of 2020.
Other assets increased to approximately $1,329.1 million at June 28, 2020 from $665.2 million at June 30, 2019. The increase was primarily due to eOne's investments in acquired content of $435.0 million, investments in film and television productions of $146.6 million and investments in development of $30.5 million. Also contributing to the increase are higher long-term accrued royalty income balances primarily driven by eOne, increased non-current royalty advances due to the non-current portion of payments made in the first quarter of 2020 related to certain of the Company’s partner brands as well as higher deferred tax balances. These increases were partially offset by lower capitalized television production costs in the legacy Hasbro business, primarily related to impairment charges recorded on certain production assets during the first quarter of 2020, lower capitalized film production costs in the legacy Hasbro business, as a result of higher amortization of film production assets in 2020 and lower long-term receivable balances related to third-party production studio rebates.
Accounts payable and accrued liabilities increased to $1,596.6 million at June 28, 2020 from $1,059.9 million at June 30, 2019. The increase was primarily attributable to the acquisition of eOne and inclusion of significant accrued participation balances, deferred revenue balances primarily related to broadcast licensing obligations and the addition of eOne's current lease liability and account payable balances. In addition, increases included higher accrued royalty balances, higher accrued interest as a result of higher debt levels in 2020 from the issuance of notes in November 2019 and January 2020 and higher accrued income tax balances as a result of an extension provided to U.S. companies for transition tax installment payments. These increases were partially offset by lower accrued advertising balances due to lower levels of advertising expense in the second quarter of 2020.

Other liabilities increased to $771.7 million at June 28, 2020 from $554.2 million at June 30, 2019. The increase was primarily driven by deferred tax liabilities recorded as a result of the eOne Acquisition accounting adjustments during the first quarter of 2020, higher long-term lease liability balances resulting from the eOne Acquisition, and higher deferred revenue balances as a result of the inclusion of eOne operations in the Company's consolidated financial statements beginning in the first quarter of 2020. In addition to these increases, there were higher long-term international pension balances due to the 2019 year-end actuarial valuations and higher reserves for uncertain tax positions. These increases were offset by a lower transition tax liability balance reflecting the reclassification of the 2020 installment payment.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the quarters ended June 28, 2020 and June 30, 2019.

	June 28, 2020	June 30, 2019
Net cash provided by (used in)
Operating activities	$258.3	$336.3
Investing activities	(4,454.8)	(60.5)
Financing activities	678.5	(306.6)
Net cash provided by operating activities in the first six months of 2020 was $258.3 million compared to $336.3 million in the first six months of 2019. The $77.9 million decrease in net cash provided by operating activities was primarily attributable to the decrease in earnings before depreciation, intangible amortization and program cost amortization, and higher film and television production spend as a result of the inclusion of eOne operations during the first half of 2020 as well as royalty advances paid in the first half of 2020 related to the extension of the Company’s Marvel and Lucas license agreements that were due to expire in 2020.
Net cash utilized in investing activities was $4,454.8 million in the first six months of 2020 compared to $60.5 million in the first six months of 2019.  The increase in 2020 reflects $4.4 billion of cash utilized to acquire eOne, net of cash acquired. As discussed in the Executive Summary, the cash used for the purchase of eOne consisted of the net proceeds from the issuance of an aggregate principal amount of $2.4 billion in senior secured notes, net proceeds $975.2 million from of the issuance of approximately 10.6 million shares of common stock and $1.0 billion in term loans drawn in the first quarter of 2020.
Additions to property, plant and equipment were $64.0 million in the first six months of 2020 compared to $58.2 million in the first six months of 2019.
Net cash provided by financing activities was $678.5 million in the first six months of 2020 compared to net cash utilized of $306.6 million, in the first six months of 2019. The increase in cash provided by financing activities was primarily driven by the proceeds from the drawdown of the Company's $1.0 billion in term loans. Also, in the first quarter of 2020, the Company had drawdowns of $26.3 million and repayments of $90.7 million related to eOne production financing loans and paid $47.4 million associated with the redemption of eOne stock awards that were accelerated as a result of the acquisition as well as a $7.5 million payment for the Company's first installment towards the repayment of the $1.0 billion term loans described above.
During the first half of 2019, the Company paid $100.0 million to Saban Properties related to the 2018 POWER RANGERS acquisition which consisted of a $75.0 million deferred purchase price payment and $25.0 million released from escrow. Cash payments related to the purchases of the Company’s common stock were $58.6 million in the first half of 2019. There were no repurchases of the Company’s common stock in the first half of 2020 as the Company suspended the program while it prioritizes deleveraging. Dividends paid in the first half of 2020 totaled $186.2 million compared to $164.9 million in the first half of 2019 primarily reflecting the additional shares issued in the fourth quarter of 2019.
Sources and Uses of Cash
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days.  The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis.  The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At June 28, 2020, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1,500.0 million. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024.  The Company was in compliance with all covenants as of and for the quarter ended June 28, 2020. The Company had no borrowings outstanding under its committed revolving credit facility as of June 28, 2020. However, letters of credit outstanding under this facility as of June 28, 2020 were approximately $2.7 million. Amounts available and unused under the committed line, at June 28, 2020 were approximately $1,497.3 million, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $19.3 million was utilized at June 28, 2020. Of the amount utilized under, or supported by, the uncommitted lines, approximately $6.4 million and $12.9 million represent outstanding short-term borrowings and letters of credit, respectively.

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
The Company has principal amounts of long-term debt at June 28, 2020 of $5.2 billion, due at varying times from 2021 through 2044. As described above, the Company issued an aggregate of $2.4 billion of senior unsecured long-term debt securities in November 2019 and borrowed $1.0 billion under its term loan facilities on December 30, 2019 in connection with the financing of the eOne Acquisition. Of the total principal amount of long-term debt, $378.6 million is current at June 28, 2020 of which $300.0 million is related to the 3.15% 2021 Notes and $30.0 million is related to principal amortization of the 5-year term loans due December 2024. Additionally, the Company has outstanding production financing facilities at June 28, 2020 of $142.0 million of which $93.4 million is included in long-term debt and $48.6 million is reported as the current portion of long-term debt within the Company's consolidated financial statements, included in Item 1 of this Form10-Q.
The Company also had letters of credit and other similar instruments of approximately $15.6 million and purchase commitments of approximately $676.7 million outstanding at June 28, 2020.

Through the eOne Acquisition, the Company assumed eOne's existing future obligations for film and television content, future minimum contractual royalty payment obligations and operating lease commitments. Future payments required under these obligations, expressed in millions of dollars as of June 28, 2020, are as follows:

	Remainder 2020	2021	2022	2023	2024	Thereafter	Total
Future film and television obligations	$35.9	42.4	1.8	—	—	—	$80.1
First-look commitments	10.4	16.0	7.3	—	—	—	33.7
Operating lease commitments	32.4	14.3	11.6	10.5	9.3	23.0	101.1
	$78.7	72.7	20.7	10.5	9.3	23.0	$214.9
Other contractual obligations and commercial commitments, as detailed in the Company's 2019 Form 10-K, did not materially change outside of commitments assumed as part of the eOne Acquisition and certain payments made in the normal course of business and as otherwise set forth in this report. The table of contractual obligations and commercial commitments, as detailed in the Company's 2019 Form 10-K does not include certain tax liabilities related to uncertain tax positions. See Note 3, "Business Combinations" to our consolidated financial statements, which is included in Part I of this Form 10-Q for contractual commitments assumed through the eOne Acquisition.
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
Business Combinations. The Company accounts for business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). Identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interests in the acquiree exceed the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.
The Company's evaluation of the facts and circumstances available as of December 30, 2019, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts are ongoing. As further analysis of assets including program rights, investment in films and television content, intangible assets, as well as deferred revenue, noncontrolling interests, tax and certain other liabilities is completed, additional information on the assets acquired and liabilities assumed may become available. A change in the information related to the net assets acquired may change the amount of the purchase price assigned to goodwill, and as a result, the preliminary fair values disclosed are subject to adjustment as additional information is obtained and valuations are completed. Provisional adjustments, if any, will be recognized during the reporting period in which the adjustments are determined. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. For more information on the eOne Acquisition see Note 3, "Business Combinations" to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2020 through 2022 using foreign exchange forward contracts. In addition, during the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the eOne Acquisition purchase price and other transaction related costs using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualified as nontaxable integrated tax hedges. These contracts matured on December 30, 2019 (the closing date of the transaction) and net gains or losses recognized on these contracts in the first half of 2020 were immaterial.
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
The Company reflects all forward and option contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At June 28, 2020, these contracts had net unrealized gains of $26.1 million, of which $22.7 million of unrealized gains are recorded in prepaid expenses and other current assets, $6.3 million of unrealized gains are recorded in other assets and $2.9 million of unrealized losses are recorded in accrued liabilities. Included in accumulated other comprehensive loss at June 28, 2020 are deferred gains, net of tax, of $24.4 million, related to these derivatives.
At June 28, 2020, the Company had fixed rate long-term debt of $5.2 billion. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at June 28, 2020 are deferred losses, net of tax, of $17.2 million related to these derivatives.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 28, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal control over financial reporting
Except for the acquisition of eOne described below, there were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors.
In connection with information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed under Item 1A. Risk Factors, in Part I of our 2019 Form 10-K and in our 2020 Form 10-Qs, should be considered, together with the discussion below, which includes a supplement to our risk factors relating to the impact of the coronavirus on our business. The risks set forth in our 2019 Form 10-K, as supplemented by our 2020 Form 10-Qs, could materially and adversely affect our business, financial condition, and results of operations.
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
The global outbreak of the coronavirus currently being experienced, and any other outbreaks of communicable infections, diseases or other adverse public health conditions in markets in which we, our employees, consumers, customers, partners, licensees, licensors, suppliers and manufacturers operate, could have a significant negative impact on our business, revenues and profitability. The occurrence of these types of events can result, and in the case of the coronavirus has resulted in, disruptions and damage to our business, caused by a number of factors:
•the negative impact to our ability to design, develop, manufacture and ship product as well as produce and distribute entertainment content;
•delays in entertainment content releases from our partners and licensors, or changes in release plans, that can adversely impact our product sales; examples of releases that have been delayed include Disney’s MULAN, MARVEL’S BLACK WIDOW and SONY PICTURES GHOSTBUSTERS AFTERLIFE;
•the negative impact on consumer purchasing behavior and availability of product to consumers, including due to retail store closures, limited reopenings, shelter at home instructions and limitations on the capacity of e-commerce;
•disruptions or restrictions on the ability of some of our employees, suppliers and manufacturers to work effectively, including due to illness, quarantines, government actions, and facility closures or other similar restrictions;
•temporary or permanent closures of, limited reopenings or other restrictions on businesses, such as retail stores, in which our products and/or the products or our licensees are sold, as well as studios and theaters in which or for which we produce and distribute entertainment content; and
•other negative effects of the coronavirus on our business, including increased risks of accounts receivable collection, delays in payment and negotiations with customers or licensees over payment terms or the ability to perform under contracts or licenses.
Although our principal manufacturers across the world are currently operating, during 2020 we have experienced and could experience further disruptions in supply of product, which has been and can be driven by: manufacturing and other work stoppages, factory and other business closings, slowdowns or delays, including in China, India and other places where a substantial portion of our manufacturing occurs; restrictions and limitations placed on workers and factories, including quarantines and other limitations on the ability to travel and return to work; and shortages or delays in production or shipment of products or raw materials. Even as facilities reopen or workers return to work, such reopenings and returns have been and we expect will continue to be measured and gradual so as to minimize the risk of further outbreaks of the virus, and that despite precautions further outbreaks may occur and result in future negative impacts.
Certain aspects of our entertainment business continue without significant disruption, such as development and pre-production work and our animation business. Other aspects of our entertainment business have been and continue to be adversely affected by the coronavirus. Specifically, scheduled productions have been delayed or postponed due to the shutdown of production work and the closure or limited reopening of studios, theatrical releases have been delayed due to the closure or limited reopening of theaters, and in some cases, global releases have moved to different media platforms, such as streaming services. During this time, we have seen increased interest in our content library as consumers increase watching content at home and we continue to identify other innovative ways of making our content accessible to consumers. In the near term, this interest and these efforts are unlikely to offset declines in our entertainment business due the shutdown of production and closure and limited reopening of studios and theaters.
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
Due the nature of our global business, we have experienced and expect to continue to experience fluctuations in our performance based on the progress of the country in controlling the coronavirus and the maturity of e-commerce in that jurisdiction. For example, we are currently experiencing difficulties in certain countries in Latin America, which is experiencing a spike in positive cases and does not have a robust e-commerce business. Further, countries that may currently be controlling the virus may suffer setbacks as markets, businesses, schools and communities reopen, thereby causing further restrictions or closures of retail stores, studios and production work, all of which could adversely impact our business.
Since mid-March, most of our workforce has been working remotely. Reopening of our offices has begun on a limited basis, and we continue to actively work on a plan to safely bring additional workers back to the office. While most of our workforce has been able to work remotely in an effective manner, certain employees whose job responsibilities require in person work, such as those whose job it is to go into retail stores or are involved in design or production work, have seen reduced productivity and, in some cases, have been furloughed or terminated. We regularly communicate and engage with our employees to minimize the disruption and stress of working remotely, provide flexibility and ensure that our employees are getting access to information and accommodations as we continue to plan for a successful and safe reentry to the workplace.
We believe we have sufficient liquidity and capital resources available at this time, including approximately $1.0 billion of cash on hand and $1.5 billion available under our revolving credit facility. We are in compliance with our covenants under our revolving credit facility and, while we do not currently foresee a need to borrow under the facility, we believe we would be able to access the facility for the foreseeable future. During this time of uncertainty, however, we are managing our expenses to further preserve our liquidity and we are closely monitoring our customers’ health and collectability of receivables, with some customers having difficulty making payments or requesting extended payment terms at a time when retailers are experiencing challenges and some have filed for bankruptcy.
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
Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: the impact of, and actions and initiatives taken and planned to be taken, to try and manage the negative impact of the global coronavirus outbreak on our business, including the negative impact on supply of products and production of entertainment content, demand for our products and entertainment, our liquidity and our community; the expected adequacy of supply and operation of our manufacturing facilities; the ability to achieve our financial and business goals and objectives; the Company's product and entertainment plans, including anticipated entertainment production; anticipated product and entertainment performance; anticipated expenses; and working capital and liquidity. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties. For example, as described in the risk factor above, the global coronavirus outbreak has resulted, and may continue to result, in significant disruptions in the markets in which we and our employees, consumers, customers, partners, licensees, suppliers and manufacturers operate. We have experienced, and expect to continue to experience, disruptions in supply of products and production of entertainment content, negative impact on sales due to changes in consumer purchasing behavior and availability of product to consumers, including due to retail store closures, limited store reopenings and limitations on the capacity of e-commerce; delays or postponements of productions and releases of entertainment content both internally and by our partners; and challenges of working remotely. Our efforts to develop and execute plans to help mitigate the negative impact of the coronavirus to our business will not prevent our business from being adversely affected, and the longer the outbreak continues the more negative the impact will be on our business, revenues, earnings and liquidity, and the more limited our ability will be to try and make up for delayed or lost product development, production and sales. Other factors that might cause such a difference include, but are not limited to:
•our ability to design, develop, produce, manufacture, source and ship products on a timely, cost-effective and profitable basis;
•rapidly changing consumer interests in the types of products and entertainment we offer;
•the challenge of developing and offering products and storytelling experiences that are sought after by children, families and audiences given increasing technology and entertainment offerings available;
•our ability to develop and distribute engaging storytelling across media to drive brand awareness;
•our dependence on third party relationships, including with third party manufacturers, licensors of brands, studios, content producers and entertainment distribution channels;
•our ability to successfully compete in the global play and entertainment industry, including with manufacturers, marketers, and sellers of toys and games, digital gaming products and digital media, as well as with film studios, television production companies and independent distributors and content producers;
•our ability to successfully evolve and transform our business and capabilities to address a changing global consumer landscape and retail environment, including changing inventory policies and practices of our customers;
•our ability to develop new and expanded areas of our business, such as through eOne, Wizards of the Coast, and our other entertainment, digital gaming and esports initiatives;
•risks associated with international operations, such as currency conversion, currency fluctuations, the imposition of tariffs, quotas, border adjustment taxes or other protectionist measures, and other challenges in the territories in which we operate;
•our ability to successfully implement actions to lessen the impact of potential and enacted tariffs imposed on our products, including any changes to our supply chain, inventory management, sales policies or pricing of our products;
•downturns in global and regional economic conditions impacting one or more of the markets in which we sell products, which can negatively impact our retail customers and consumers, result in lower employment levels, consumer disposable income, retailer inventories and spending, including lower spending on purchases of our products;
•other economic and public health conditions or regulatory changes in the markets in which we and our customers, partners, licensees, suppliers and manufacturers operate, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease, such as the coronavirus, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs or delays in revenue;
•the success of our key partner brands, including the ability to secure, maintain and extend agreements with our key partners or the risk of delays, increased costs or difficulties associated with any of our or our partners’ planned digital applications or media initiatives;
•fluctuations in our business due to seasonality;
•the concentration of our customers, potentially increasing the negative impact to our business of difficulties experienced by any of our customers or changes in their purchasing or selling patterns;
•the bankruptcy or other lack of success of one of our significant retailers, such as the bankruptcy of Toys“R”Us in the United States and Canada;
•the bankruptcy or other lack of success of one or more of our licensees and other business partners;
•risks relating to the use of third party manufacturers for the manufacturing of our products, including the concentration of manufacturing for many of our products in the People’s Republic of China and our ability to successfully diversify sourcing of our products to reduce reliance on sources of supply in China;
•our ability to attract and retain talented employees;
•our ability to realize the benefits of cost-savings and efficiency and/or revenue enhancing initiatives, including initiatives to integrate eOne into our business;
•our ability to protect our assets and intellectual property, including as a result of infringement, theft, misappropriation, cyber-attacks or other acts compromising the integrity of our assets or intellectual property;
•risks relating to the impairment and/or write-offs of products and films and television programs we acquire and produce;

•risks relating to investments and acquisitions, such as our acquisition of eOne, which risks include: integration difficulties; inability to retain key personnel; diversion of management time and resources; failure to achieve anticipated benefits or synergies of acquisitions or investments; and risks relating to the additional indebtedness incurred in connection with a transaction;
•the risk of product recalls or product liability suits and costs associated with product safety regulations;
•changes in tax laws or regulations, or the interpretation and application of such laws and regulations, which may cause us to alter tax reserves or make other changes which would significantly impact our reported financial results;
•the impact of litigation or arbitration decisions or settlement actions; and
•other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

The statements contained herein are based on our current beliefs and expectations. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-Q or to update them to reflect events or circumstances occurring after the date of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no share repurchases made in the first half of 2020. Following the Company’s acquisition of eOne, the Company suspended its share repurchase program while it prioritizes deleveraging. For further discussion related to the eOne Acquisition, see Note 3, "Business Combinations" to our consolidated financial statements, which are included in Part I, Item 1 of this Form 10-Q.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2020
3/30/20 – 4/26/20	—	$—	—	$366,592,558
May 2020
4/27/20 – 5/31/20	—	$—	—	$366,592,558
June 2020
6/1/20 – 6/28/20	—	$—	—	$366,592,558
Total	—	$—	—	$366,592,558
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

10.1*	Hasbro, Inc. 2020 Performance Rewards Program.

10.2*
Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders, File No. 1-6682.)

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
* Indicates management contract or compensatory plan, contract or arrangement
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: July 30, 2020	By: /s/ Deborah Thomas
Deborah Thomas
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)