Form 10-Q
period 2020-09-27
HASBRO, INC.
filed 2020-11-04
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.   20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of October 26, 2020 was 137,030,619.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Thousands of Dollars Except Share Data)
(Unaudited)

	September 27, 2020	September 29, 2019	December 29, 2019
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $71,200, $0 and $0	$1,132,405	1,060,432	4,580,369
Accounts receivable, less allowance for doubtful accounts of $23,700 $18,200 and $17,200	1,438,360	1,416,879	1,410,597
Inventories	540,039	589,132	446,105
Prepaid expenses and other current assets	648,158	346,687	310,450
Total current assets	3,758,962	3,413,130	6,747,521
Property, plant and equipment, less accumulated depreciation of $546,800 $496,700 and $505,900	477,154	371,881	382,248
Other assets
Goodwill	3,644,118	485,042	494,584
Other intangible assets, net of accumulated amortization of $885,800 $771,700 and $783,500	1,546,810	658,350	646,305
Other	1,276,133	626,221	584,970
Total other assets	6,467,061	1,769,613	1,725,859
Total assets	$10,703,177	5,554,624	8,855,628
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$10,032	7,903	503
Current portion of long-term debt	369,269	—	—
Accounts payable	466,172	501,136	343,927
Accrued liabilities	1,470,076	957,696	912,652
Total current liabilities	2,315,549	1,466,735	1,257,082
Long-term debt	4,777,807	1,696,204	4,046,457
Other liabilities	778,514	550,778	556,559
Total liabilities	7,871,870	3,713,717	5,860,098
Redeemable noncontrolling interests	22,876	—	—
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at September 27, 2020, 209,694,630 shares at September 29, 2019, and 220,286,736 shares at December 29, 2019	110,143	104,847	110,143
Additional paid-in capital	2,311,433	1,301,366	2,275,726
Retained earnings	4,192,434	4,180,331	4,354,619
Accumulated other comprehensive loss	(280,330)	(185,376)	(184,220)
Treasury stock, at cost; 83,256,622 shares at September 27, 2020; 83,442,005 shares at September 29, 2019; and 83,424,129 shares at December 29, 2019	(3,559,929)	(3,560,261)	(3,560,738)
Noncontrolling interests	34,680	—	—
Total shareholders' equity	2,808,431	1,840,907	2,995,530
Total liabilities, noncontrolling interests and shareholders' equity	$10,703,177	5,554,624	8,855,628
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net revenues	$1,776,623	1,575,173	$3,742,472	3,292,220
Costs and expenses:
Cost of sales	610,105	627,119	1,126,044	1,230,800
Program cost amortization	85,424	28,028	268,245	58,105
Royalties	176,938	128,008	387,097	258,957
Product development	62,709	67,354	174,863	189,246
Advertising	137,408	140,256	311,415	309,659
Amortization of intangibles	36,172	11,814	107,685	35,445
Selling, distribution and administration	325,360	275,384	885,680	748,338
Acquisition and related costs	5,949	—	165,993	—
Total costs and expenses	1,440,065	1,277,963	3,427,022	2,830,550
Operating profit	336,558	297,210	315,450	461,670
Non-operating expense (income):
Interest expense	49,400	22,764	153,702	67,096
Interest income	(713)	(5,486)	(6,411)	(19,164)
Other (income) expense, net	(11,327)	20,186	(15,429)	118,289
Total non-operating expense, net	37,360	37,464	131,862	166,221
Earnings before income taxes	299,198	259,746	183,588	295,449
Income tax expense	79,215	46,797	64,313	42,340
Net earnings	219,983	212,949	119,275	253,109
Net earnings (loss) attributable to noncontrolling interests	(915)	—	1,929	—
Net earnings attributable to Hasbro, Inc.	$220,898	212,949	$117,346	253,109

Net earnings per common share:
Basic	$1.61	1.68	$0.86	2.00
Diluted	$1.61	1.67	$0.85	1.99
Cash dividends declared per common share	$0.68	0.68	$2.04	2.04
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Thousands of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net earnings	$219,983	212,949	$119,275	253,109
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax	40,821	(16,447)	(98,144)	(6,120)
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(809)	(155)	1,315	400
Net (losses) gains on cash flow hedging activities, net of tax	(5,655)	9,514	15,670	14,027
Changes in unrecognized pension amounts, net of tax	—	—	—	19,589
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(6,833)	(5,392)	(15,775)	(10,188)
Amortization of unrecognized pension and postretirement amounts	274	279	824	5,578
Settlement of U.S. defined benefit plan	—	—	—	85,852
Total other comprehensive earnings (loss), net of tax	27,798	(12,201)	(96,110)	109,138
Total comprehensive earnings (loss) attributable to noncontrolling interests	(915)	—	1,929	—
Total comprehensive earnings attributable to Hasbro, Inc.	$248,696	200,748	$21,236	362,247
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net earnings	$119,275	253,109
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	94,100	101,016
Amortization of intangibles	107,685	35,445
Asset impairments	40,878	—
Program cost amortization	268,245	58,105
Deferred income taxes	12,549	(27,974)
Stock-based compensation	40,015	24,787
Non-cash pension settlement	—	110,777
Other non-cash items	(1,646)	13,347
Change in operating assets and liabilities net of acquired balances:
Decrease (increase) in accounts receivable	165,593	(236,010)
Increase in inventories	(96,907)	(154,476)
(Increase) decrease in prepaid expenses and other current assets	(10,007)	2,440
Program spend, net	(294,597)	(43,857)
Increase in accounts payable and accrued liabilities	18,980	236,777
Change in net deemed repatriation tax	(18,364)	(14,550)
Other	48,511	30,632
Net cash provided by operating activities	494,310	389,568
Cash flows from investing activities:
Additions to property, plant and equipment	(92,059)	(90,800)
Acquisitions, net of cash acquired	(4,403,929)	—
Other	24,297	4,340
Net cash utilized by investing activities	(4,471,691)	(86,460)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	1,036,037	—
Repayments of borrowings with maturity greater than three months	(147,324)	—
Net proceeds from other short-term borrowings	(319)	(1,425)
Purchases of common stock	—	(60,137)
Stock-based compensation transactions	1,830	29,737
Dividends paid	(279,423)	(250,760)
Payments related to tax withholding for share-based compensation	(5,935)	(13,061)
Redemption of equity instruments	(47,399)	—
Deferred acquisition payments	—	(100,000)
Debt acquisition costs	—	(21,534)
Other	(6,949)	—
Net cash provided (utilized) by financing activities	550,518	(417,180)
Effect of exchange rate changes on cash	(21,101)	(7,867)
Decrease in cash, cash equivalents and restricted cash	(3,447,964)	(121,939)
Cash, cash equivalents and restricted cash at beginning of year	4,580,369	1,182,371
Cash, cash equivalents and restricted cash at end of period	$1,132,405	1,060,432

Supplemental information
Cash paid during the period for:
Interest	$123,595	69,601
Income taxes	$66,008	64,917
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Thousands of Dollars)
(Unaudited)

	Quarter Ended September 27, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, June 28, 2020	$110,143	2,297,267	4,064,715	(308,128)	(3,559,990)	38,144	$2,642,151	$24,133
Net earnings attributable to Hasbro, Inc.	—	—	220,898	—	—	—	220,898	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	(901)	(901)	(14)
Buyout of noncontrolling interest	—	606	—	—	—	—	606	—
Other comprehensive earnings	—	—	—	27,798	—	—	27,798	—
Stock-based compensation transactions	—	(325)	—	—	61	—	(264)	—
Stock-based compensation expense	—	13,885	—	—	—	—	13,885	—
Dividends declared	—	—	(93,179)	—	—	—	(93,179)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2,563)	(2,563)	(1,243)
Balance, September 27, 2020	$110,143	2,311,433	4,192,434	(280,330)	(3,559,929)	34,680	$2,808,431	$22,876

	Quarter Ended September 29, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, June 30, 2019	$104,847	1,290,540	4,053,266	(173,175)	(3,559,609)	—	$1,715,869	$—
Net earnings	—	—	212,949	—	—	—	212,949	—
Other comprehensive loss	—	—	—	(12,201)	—	—	(12,201)	—
Stock-based compensation transactions	—	1,933	—	—	852	—	2,785	—
Purchases of common stock	—	—	—	—	(1,504)	—	(1,504)	—
Stock-based compensation expense	—	8,893	—	—	—	—	8,893	—
Dividends declared	—	—	(85,884)	—	—	—	(85,884)	—
Balance, September 29, 2019	$104,847	1,301,366	4,180,331	(185,376)	(3,560,261)	—	$1,840,907	$—
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 27, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 29, 2019	$110,143	2,275,726	4,354,619	(184,220)	(3,560,738)	—	$2,995,530	$—
Noncontrolling interests related to acquisition of Entertainment One Ltd.	—	—	—	—	—	38,561	38,561	26,241
Net earnings attributable to Hasbro, Inc.	—	—	117,346	—	—	—	117,346
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	2,067	2,067	(138)
Buyout of noncontrolling interest	—	606	—	—	—	—	606	—
Other comprehensive loss	—	—	—	(96,110)	—	—	(96,110)	—
Stock-based compensation transactions	—	(4,613)	—	—	508	—	(4,105)	—
Stock-based compensation expense	—	39,714	—	—	301	—	40,015	—
Dividends declared	—	—	(279,531)	—	—	—	(279,531)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(5,948)	(5,948)	(3,227)
Balance, September 27, 2020	$110,143	2,311,433	4,192,434	(280,330)	(3,559,929)	34,680	$2,808,431	$22,876

	Nine Months Ended September 29, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 30, 2018	$104,847	1,275,059	4,184,374	(294,514)	(3,515,280)	—	$1,754,486	$—
Net earnings	—	—	253,109	—	—	—	253,109	—
Other comprehensive earnings	—	—	—	109,138	—	—	109,138	—
Stock-based compensation transactions	—	1,756	—	—	14,920	—	16,676	—
Purchases of common stock	—	—	—	—	(60,137)	—	(60,137)	—
Stock-based compensation expense	—	24,551	—	—	236	—	24,787	—
Dividends declared	—	—	(257,152)	—	—	—	(257,152)	—
Balance, September 29, 2019	$104,847	1,301,366	4,180,331	(185,376)	(3,560,261)	—	$1,840,907	$—

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of September 27, 2020 and September 29, 2019, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended September 27, 2020 and September 29, 2019 were each 13-week periods. The nine-month periods ended September 27, 2020 and September 29, 2019 were each 39-week periods.
The results of operations for the quarter ended September 27, 2020 are not necessarily indicative of results to be expected for the full year 2020, nor were those of the comparable 2019 period representative of those actually experienced for the full year 2019.
Following the Company's acquisition of Entertainment One Ltd. ("eOne" or "eOne Acquisition") (see Note 3), beginning with the first quarter of 2020, the eOne operating segment was added to the Company's reporting structure and is comprised of all legacy eOne operations. Over time, the Company plans to transition towards reflecting all of its entertainment operations within the eOne segment. The Company also expects to shift the consumer product and digital licensing business and toy and game sales related to the eOne preschool brands to legacy Hasbro segments, including related toy and game operations into the Company's geographic commercial segments in late 2021 and 2022. In addition to the eOne segment, the Company's brand architecture now reflects the addition of the TV, Film and Entertainment brand portfolio which consists of legacy eOne film and TV revenues. Operations related to eOne brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM, are reported in the Emerging Brands portfolio.
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

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
Noncontrolling Interests
The financial results and position of the noncontrolling interests acquired through the acquisition of eOne are included in their entirety in the Company’s consolidated statements of operations and consolidated balance sheets beginning with the first quarter of 2020. The value of the redeemable noncontrolling interests is presented in the consolidated balance sheets as temporary equity between liabilities and shareholders' equity. The value of the non-redeemable noncontrolling interests is presented in the consolidated balance sheets within total shareholders' equity. Earnings (losses) attributable to the redeemable noncontrolling interests and non-redeemable noncontrolling interests are presented as a separate line on the consolidated statements of operations which is necessary to identify those earnings (losses) specifically attributable to Hasbro. A breakout of the redeemable noncontrolling interests and non-redeemable noncontrolling interests acquired is listed below.

Name	Country of Incorporation	Ownership Interest	Proportion Held	Principal Activity
Astley Baker Davies Limited	England and Wales	Nonredeemable	70%	Ownership of intellectual property
Whizz Kid Entertainment Limited (1)	England and Wales	Redeemable	100%	Production of television programs
MR Productions Holdings, LLC	United States	Redeemable	75%	Film development
Renegade Entertainment, LLC	United States	Redeemable	65%	Production of television programs
Round Room Live, LLC	United States	Nonredeemable	60%	Production of live events
(1) During the third quarter of 2020, Entertainment One U.K. Holdings Ltd., a subsidiary of the Company, acquired the remaining 30% of Whizz Kid Entertainment Limited, making it a wholly owned affiliate of the Company.

Production Financing
Production financing relates to financing facilities for certain of the Company's television and film productions. Beginning in the first quarter of 2020 with the acquisition of eOne, the Company funded certain of its television and film productions using production financing facilities. Production financing facilities are secured by the assets and future revenues of the individual production subsidiaries, typically have maturities of less than two years while the titles are in production, and are repaid once the production is delivered and all tax credits, broadcaster pre-sales and international sales have been received. In connection with the production of a television or film program, the Company records initial cash outflows within cash flows from operating activities due to its investment in the production and concurrently records cash inflows within cash flows from financing activities from the production financing it normally obtains. Under these facilities, certain of the Company's cash is restricted while the financing is outstanding. At September 27, 2020, $71,194 of the Company's cash was restricted by such facilities.

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

At September 27, 2020 and September 29, 2019, the Company had the following contract assets and liabilities in its consolidated balance sheets:

	September 27, 2020	September 29, 2019
Assets
Contract assets - current	$271,786	32,199
Contract assets - long term	84,892	12,802
Total	$356,678	45,001
Liabilities
Contract liabilities - current	$147,554	48,465
Contract liabilities - long term	17,872	8,423
Total	$165,426	56,888

In connection with the Company’s acquisition of eOne, the Company acquired $283,329 of contract assets, of which $232,184 were recorded in Prepaid Expenses and Other Current Assets and $51,145 were recorded in Other Long-term Assets, within the Company’s consolidated balances sheets. In addition, the Company acquired deferred revenues from eOne in the amount of $152,266, of which $144,094 were recorded in Accrued Liabilities and $8,172 were recorded in Other Non-current Liabilities within the Company's consolidated balance sheets. For the nine months ended September 27, 2020, the Company recognized all revenues related to the acquired current contract liabilities.

Contract assets and liabilities attributable to eOne represent approximately 80% and 56% of total contract asset balances and total contract liability balances, respectively, as of September 27, 2020.

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

The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). Pursuant to Topic 805, the Company allocated the eOne purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, December 30, 2019. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluations of the facts and circumstances available as of December 30, 2019, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, are ongoing. As we complete further analysis of assets including program rights, investment in films and television content, intangible assets, as well as deferred revenue, noncontrolling interest, tax and certain other liabilities, additional information impacting the assets acquired, liabilities assumed and the related allocation thereof, may become available. A change in information related to the net assets acquired may change the amount of the purchase price assigned to goodwill, and as a result, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and valuations are completed. Provisional adjustments, if any, will be recognized during the reporting period in which the adjustments are determined. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

During the first nine months of 2020 the Company made adjustments to the preliminary allocation based on more detailed information obtained about the specific assets acquired and liabilities assumed. The adjustments made to the fair value of acquired investments in productions and content and intangible assets did not result in material changes to the amortization expense recorded in the previous quarter.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
The following table summarizes our preliminary allocation of the December 30, 2019 eOne purchase price (in thousands of dollars), as adjusted during the first nine months of 2020:

	Initial Estimated Fair Value	Measurement Period Adjustments	Updated Estimated Fair Value
Cash, cash equivalents and restricted cash	$183,713	$—	$183,713
Accounts receivable, net	259,061	36,093	295,154
Inventories	7,029	—	7,029
Other current assets	286,270	(570)	285,700
Property, plant and equipment (including right of use assets)	90,339	35,333	125,672
Intangible assets	1,055,249	751	1,056,000
Content assets - IIC and IIP	751,524	(140,234)	611,290
Other assets	183,209	(93,490)	89,719
Short-term borrowings	(11,011)	—	(11,011)
Current portion of long-term debt	(60,533)	(55,267)	(115,800)
Accounts payable, and accrued liabilities	(761,086)	58,344	(702,742)
Long-term debt	(149,118)	55,267	(93,851)
Other liabilities	(262,644)	34,878	(227,766)
Noncontrolling interests	(63,541)	(1,261)	(64,802)
Estimated fair value of net assets acquired	1,508,461	(70,156)	1,438,305
Goodwill	3,079,181	70,156	3,149,337
Total purchase price	$4,587,642	$—	$4,587,642
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

Goodwill of $3,149,337 represents the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value placed on the combined company’s brand building capabilities, our storytelling capabilities and franchise economics in TV, film and other mediums to strengthen Hasbro brands. In addition, the acquisition goodwill depicts added benefits of long-term profitable growth through in-sourcing toy and game production for the acquired preschool brands and cost-synergies, as well as future revenue growth opportunities. The goodwill recorded as part of this acquisition is included in the newly created eOne segment. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for federal tax purposes.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)

Changes in the carrying amount of goodwill, by operating segment, for the quarter and nine months ended September 27, 2020 is as follows:

	Nine Months Ended September 27, 2020
(in thousands of dollars)	U.S and Canada	International	Entertainment, Licensing and Digital	eOne	Total

Balance at December 29, 2019	$291,577	170,218	32,789	—	$494,584
Acquired during the period	—	—	—	3,079,181	3,079,181
Measurement period adjustments	—	—	—	70,156	70,156
Foreign exchange translation	—	188	9	—	197
Balance at September 27, 2020	$291,577	170,406	32,798	3,149,337	$3,644,118
The following table summarizes net revenues and loss before income taxes of eOne included in the Company's Consolidated Statement of Operations since the date of acquisition for the quarter and nine months ended September 27, 2020 (in thousands of dollars).

	Quarter Ended	Nine Months Ended
	September 27, 2020	September 27, 2020
eOne:
Net revenues	$193,474	$696,889
Loss before income taxes	(30,793)	(75,441)

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
For the quarter and nine months ended September 27, 2020 the Company incurred $5,949 and $165,993, respectively, of charges related to the eOne Acquisition, which are recorded in acquisition and related costs within the Company’s Consolidated Statement of Operations.
The acquisition and related costs for the quarter and nine months ended September 27, 2020 consisted of the following:
•Acquisition and integration costs of $4,599 and $104,283 for the quarter and nine months ended September 27, 2020, respectively, including, for the nine months ended September 27, 2020, $47,399 of expense associated with the acceleration of eOne stock-based compensation and $38,168 of advisor fees settled at the closing of the acquisition, as well as integration costs; and
•Restructuring and related costs of $1,350 and $61,710 for the quarter and nine months ended September 27, 2020, respectively, including severance and retention costs for the quarter and nine months ended September 27, 2020 of $1,350 and $20,832, respectively, as well as $40,878 in impairment charges for certain definite-lived intangible and production assets for the nine months ended September 27, 2020. The impairment charges of $40,878 were driven by the change in strategy for the combined company’s entertainment assets.
For the quarter ended September 27, 2020, all acquisition and related costs were included in Corporate and Eliminations. For the nine months ended September 27, 2020, $77,729 and $20,831 of acquisition and related charges were included within the eOne and Entertainment, Licensing and Digital results, respectively. The remaining charges were included in Corporate and Eliminations.
Pursuant to Topic 805, unaudited supplemental pro forma results of operations for the quarter and nine months ended September 29, 2019, as if the acquisition of eOne had occurred on December 31, 2018, the first day of the Company’s 2019 fiscal year are presented below (in thousands, except per share amounts):

	Quarter Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Revenues	$1,858,483	$4,272,833
Net earnings	218,858	255,357
Net earnings attributable to Hasbro, Inc.	216,536	250,443

Net earnings per common share:
Diluted	$1.57	$1.82
Basic	$1.57	$1.82

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

The unaudited pro forma results include certain pro forma adjustments to net earnings (loss) that were directly attributable to the acquisition, as if the acquisition had occurred on December 31, 2018, including the following:
•transaction costs of $3,244 for the quarter and nine months ended September 29, 2019 incurred by eOne related to the eOne Acquisition, included in Selling, Distribution and Administration;
•additional amortization expense of $9,726 and $30,778 for the quarter and nine months ended September 29, 2019, respectively, that would have been recognized as a result of the allocation of purchase consideration to definite-lived intangible assets subject to amortization;
•estimated differences in interest expense of $19,105 and $57,316 for the quarter and nine months ended September 29, 2019, respectively, as a result of incurring new debt and extinguishing historical eOne debt;

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
•total reduction in Other Expense of $25,533 and $45,345 for the quarter and nine months ended September 29, 2019, respectively, consisting of:
◦$25,533 for the quarter and nine months ended September 29, 2019 related to the mark to market of foreign exchange forward and option contracts, which the Company entered into in order to hedge a portion of the British pound sterling purchase price for the eOne Acquisition; and
◦$19,812 for the nine months ended September 29, 2019 related to premiums paid by eOne in connection with the 2019 early redemption and refinancing of its senior secured notes and the related write-off of unamortized deferred finance charges associated with the senior secured notes;
•the income tax effect of the pro forma adjustments resulted in income tax benefits of $683 and $8,707 for the quarter and nine months ended September 29, 2019, respectively, calculated using a blended statutory income tax rate of 22.5% for the eOne amortization and elimination of historical interest adjustments, and a blended statutory tax rate of 21% for the interest on the new debt.
(4) Earnings Per Share
Net earnings per share data for the quarters and nine months ended September 27, 2020 and September 29, 2019 were computed as follows:

	2020		2019
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$220,898	220,898	$212,949	212,949

Average shares outstanding	137,258	137,258	126,453	126,453
Effect of dilutive securities:
Options and other share-based awards	—	232	—	751
Equivalent Shares	137,258	137,490	126,453	127,204

Net earnings attributable to Hasbro, Inc. per common share	$1.61	1.61	$1.68	1.67

	2020		2019
Nine Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$117,346	117,346	$253,109	253,109

Average shares outstanding	137,214	137,214	126,356	126,356
Effect of dilutive securities:
Options and other share-based awards	—	251	—	600
Equivalent Shares	137,214	137,465	126,356	126,956

Net earnings attributable to Hasbro, Inc. per common share	$0.86	0.85	$2.00	1.99

For the quarter and nine months ended September 27, 2020, options and restricted stock units totaling 2,852 and 3,046, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the quarter ended September 29, 2019, no options or restricted stock units were anti-dilutive. For the nine months ended September 29, 2019, options and restricted stock units totaling 1,088 were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(5) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters and nine months ended September 27, 2020 and September 29, 2019.

	Quarter Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on unrealized holding gains (losses)	$235	46	$(381)	(116)
Tax benefit (expense) on cash flow hedging activities	285	(570)	(5,474)	(524)
Tax benefit on foreign currency translation adjustments	—	—	8,406	—
Tax expense on changes in unrecognized pension amounts	—	—	—	(5,687)
Reclassifications to earnings, tax effect:
Tax expense on cash flow hedging activities	1,928	703	3,379	1,237
Amortization of unrecognized pension and postretirement amounts	(80)	(80)	(239)	(1,619)
Tax benefit on settlement of U.S defined benefit plan	—	—	—	(24,925)
Total tax effect on other comprehensive earnings (loss)	$2,368	99	$5,691	(31,634)

Changes in the components of accumulated other comprehensive earnings (loss) for the nine months ended September 27, 2020 and September 29, 2019 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2020
Balance at December 29, 2019	$(36,129)	(5,232)	(230)	(142,629)	(184,220)
Current period other comprehensive earnings (loss)	824	(105)	1,315	(98,144)	(96,110)
Balance at September 27, 2020	$(35,305)	(5,337)	1,085	(240,773)	(280,330)

2019
Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)
Current period other comprehensive earnings (loss)	111,019	3,839	400	(6,120)	109,138
Balance at September 29, 2019	$(32,115)	5,388	(344)	(158,305)	(185,376)
Gains (Losses) on Derivative Instruments
At September 27, 2020, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $11,534 in accumulated other comprehensive loss ("AOCE"). These instruments hedge payments related to inventory purchased in the third quarter of 2020 or forecasted to be purchased during the remainder of 2020 through 2022, intercompany expenses expected to be paid or received during 2020, television and movie production costs paid in 2020, and cash receipts for sales made at the end of the third quarter of 2020 or forecasted to be made in the remainder of 2020 and, to a lesser extent, 2021 through 2022. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due in 2021 and 2044.  At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At September 27, 2020, deferred losses, net of tax of $16,871 related to these instruments remained in AOCE. For the quarters ended September 27, 2020 and September 29, 2019, previously deferred losses of $450, were reclassified from AOCE to net earnings. For the nine-month periods ended September 27, 2020 and September 29, 2019, previously deferred losses of $1,349 were reclassified from AOCE to net earnings.
Of the amount included in AOCE at September 27, 2020, the Company expects net gains of approximately $8,143 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
(6) Accrued Liabilities
Components of accrued liabilities for the periods ended September 27, 2020, September 29, 2019 and December 29, 2019 were as follows:

	September 27, 2020	September 29, 2019	December 29, 2019
Royalties	$206,645	$178,100	$196,558
Advertising	131,481	130,434	59,440
Payroll and management services	89,197	72,032	85,635
Dividends	93,180	85,852	93,067
Severance	41,707	55,066	35,039
Participations and Residuals	309,156	9,742	10,432
Other Taxes	70,553	52,457	66,715
Lease liability -Current	42,814	29,489	30,673
Accrued income taxes	18,364	26,366	14,276
Deferred revenue	147,554	49,381	48,465
Other	319,425	268,777	272,352
Total accrued liabilities	$1,470,076	$957,696	$912,652

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
(7) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 27, 2020, September 29, 2019 and December 29, 2019, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 27, 2020, September 29, 2019 and December 29, 2019 also include certain assets and liabilities measured at fair value (see Notes 10 and 11) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of September 27, 2020, September 29, 2019 and December 29, 2019 are as follows:

	September 27, 2020		September 29, 2019		December 29, 2019
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900,000	947,520	$—	—	$900,000	893,430
3.55% Notes Due 2026	675,000	716,108	—	—	675,000	680,670
3.00% Notes Due 2024	500,000	531,850	—	—	500,000	502,150
6.35% Notes Due 2040	500,000	587,400	500,000	587,850	500,000	581,600
3.50% Notes Due 2027	500,000	518,750	500,000	511,200	500,000	500,550
2.60% Notes Due 2022	300,000	310,680	—	—	300,000	300,960
5.10% Notes Due 2044	300,000	313,350	300,000	310,080	300,000	301,980
3.15% Notes Due 2021	300,000	303,540	300,000	303,300	300,000	303,900
6.60% Debentures Due 2028	109,895	130,324	109,895	133,555	109,895	130,610
Variable % Notes Due December 30, 2022	400,000	400,000	—	—	—	—
Variable % Notes Due December 30, 2024	577,500	577,500	—	—	—	—
Production Financing Facilities	121,444	121,444	—	—	—	—
Total long-term debt	5,183,839	5,458,466	1,709,895	1,845,985	4,084,895	4,195,850
Less: Deferred debt expenses	36,763	—	13,691	—	38,438	—
Less: Current portion	369,269	—	—	—	—	—
Long-term debt	$4,777,807	5,458,466	$1,696,204	1,845,985	$4,046,457	4,195,850
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
In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400,000 (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600,000 (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). Loans under the Term Loan Facilities bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, in each case plus a per annum applicable rate that fluctuates (1) in the case of the Three-Year Tranche, between 87.5 basis points and 175.0 basis points, in the

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 75.0 basis points, in the case of loans priced at the Base Rate, and (2) in the case of the Five-Year Tranche, between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued to the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The notes were drawn down on December 30, 2019, the closing date of the eOne Acquisition. During the first nine months of 2020, the Company made its required quarterly principal amortization payments totaling $22,500 on the Five-Year Tranche loans. As of September 27, 2020, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.

Current portion long-term debt at September 27, 2020 of $369,269, as shown on the consolidated balance sheet, represents the $300,000 of 3.15% Notes that mature during the second quarter of 2021, as well as the current portion of required quarterly principal amortization payments for the Term Loan Facilities and other production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2021 with the exception of certain of the Company’s production financing facilities.
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

Quarter Ended
September 27, 2020
Production financing held by production subsidiaries	$121,444
Other loans	8,998
Total	$130,442

Production financing shown in the consolidated balance sheet as:
Non-current	$82,175
Current	39,269
Total	$121,444
Other loans of $8,998, consist of production related demand loans, and are recorded within Short-term Borrowings in the Company's consolidated balance sheets.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of September 27, 2020 was 5.1%.

The Company has Canadian dollar and U.S. dollar production credit facilities with various banks. The carrying amounts are denominated in the following currencies:

	Canadian Dollars	U.S. Dollars	Total
As of September 27, 2020	$57,317	73,125	130,442
The following table represents the movements in production financing and other related loans acquired as a result of the eOne Acquisition during the first nine months of 2020:

	Production Financing	Other Loans	Total
December 30, 2019	$209,651	9,102	218,753
Drawdowns	38,871	22,853	61,724
Repayments	(124,824)	(22,668)	(147,492)
Foreign exchange differences	(2,254)	(289)	(2,543)
Balance at September 27, 2020	$121,444	8,998	130,442
(8) eOne Investments in Productions and Investments in Acquired Content Rights
In connection with the Company's acquisition of eOne, the Company acquired eOne's library of television and film and music content rights, which amounted to $619,545 as of September 27, 2020 and was recorded in other assets within the Company's consolidated balance sheets.
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

Costs associated with the Company's investments in eOne productions and investments in acquired content rights consisted of the following at September 27, 2020:

September 27, 2020
Film and TV Programming
Released, less amortization	$477,329
Completed and not released	18,070
In production	51,001
Pre-production	41,144
587,544
Other Programming
Released, less amortization	11,511
Completed and not released	3,421
In production	9,057
Pre-production	8,012
32,001

Total program costs	$619,545

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
The Company recorded $244,194 of program cost amortization related to the above programming in the nine months ended September 27, 2020, consisting of the following:

	Investment in Production	Investment in Content	Total
Program cost amortization	$172,630	71,564	244,194
(9) Income Taxes

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.

Our effective tax rate ("ETR") from continuing operations was 35.0% for the nine months ended September 27, 2020 and 14.3% for the nine months ended September 29, 2019.

The following items caused the year to date ETR to be significantly different from the prior year ETR:

•during the nine months ended September 27, 2020, the Company recorded a discrete net tax benefit of $5,290 consisting of the following:
◦a tax benefit of $25,302 resulting from the eOne Acquisition and related costs incurred;
◦tax expense of $13,680 related to revaluation of tax attributes as a result of the United Kingdom’s ("UK") enactment during the quarter of the Finance Act of 2020 which maintains the corporate income tax rate at 19%; and
◦tax expense of $6,332 primarily related to an increase of uncertain tax positions based on changes in management judgment.

•our estimated annual ETR increased to 19.9% from 18.2% as a result of the eOne Acquisition during the first nine months of 2020, and a change in the mix of forecasted income by jurisdiction.
•during the nine months ended September 29, 2019, the Company recorded a discrete net tax benefit of $31,674, of which $24,925 was associated with the settlement of the U.S. defined benefit pension plan liability and $6,749 primarily related to excess tax benefits on share-based payments and expiration of statutes of limitation of uncertain tax positions.
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

The Company is no longer subject to U.S. federal income tax examinations for years before 2016. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2014. The Company is currently under income tax examination in several U.S. state and local and non-U.S. jurisdictions.
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
Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain available-for-sale investments. At September 27, 2020, September 29, 2019 and December 29, 2019, these investments totaled $13,384, $24,916 and $25,518, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. In

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
the second quarter of 2020, the Company liquidated $11,470 of these investments, which are included in Other Investing Activities in the consolidated statement of cash flows. The Company recorded net gains (losses) of 1,067 and $(144) on these investments in other (income) expense, net for the quarter and nine months ended September 27, 2020, respectively, related to the change in fair value of such instruments. For the quarter and nine month periods ended September 29, 2019, the Company recorded net gains of $566 and 1,293, respectively, in other (income) expense related to the change in fair value of such instruments.
At September 27, 2020, September 29, 2019 and December 29, 2019, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 27, 2020
Assets:
Available-for-sale securities	$3,682	3,682	—	—
Derivatives	15,736	—	15,736	—
Total assets	$19,418	3,682	15,736	—

Liabilities:
Derivatives	$372	—	372	—
Option agreement	20,615	—	—	20,615
Total liabilities	$20,987	—	372	20,615

September 29, 2019
Assets:
Available-for-sale securities	$1,148	1,148	—	—
Derivatives	54,030	—	54,030	—
Total assets	$55,178	1,148	54,030	—

Liabilities:
Derivatives	$11,508	—	11,508	—
Option agreement	22,196	—	—	22,196
Total liabilities	$33,704	—	11,508	22,196

December 29, 2019
Assets:
Available-for-sale securities	$1,296	1,296	—	—
Derivatives	48,973	—	48,973	—
Total assets	$50,269	1,296	48,973	—

Liabilities:
Derivatives	$5,733	—	5,733	—
Option agreement	22,145	—	—	22,145
Total Liabilities	$27,878	—	5,733	22,145
Available-for-sale securities include equity securities of one company quoted on an active public market.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
The Company's derivatives consist of foreign currency forward and option contracts and zero-cost collar options. The Company used current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at September 27, 2020, September 29, 2019 and December 29, 2019, and is valued using an option pricing model based on the fair value of the related investment.  Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the nine-month period ended September 27, 2020.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2020	2019
Balance at beginning of year	$(22,145)	(23,440)
Gain from change in fair value	1,530	1,244
Balance at end of third quarter	$(20,615)	(22,196)
In addition to the above, the Company has three investments for which the fair value is measured using net asset value per share. At September 27, 2020, September 29, 2019 and December 29, 2019, these investments had fair values of $13,384, $24,916 and $25,518, respectively. Two of the investments have net asset values that are predominantly based on underlying investments which are traded on an active market and are redeemable within 45 days. The third investment invests in hedge funds which are generally redeemable on a quarterly basis with 30 days – 90 days’ notice.
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

At September 27, 2020, September 29, 2019 and December 29, 2019, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 27, 2020		September 29, 2019		December 29, 2019
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$315,924	9,148	$420,839	24,462	$398,800	8,727
Sales	111,760	3,940	212,062	7,231	124,920	4,037
Production financing and other	115,228	2,199	16,935	(137)	19,499	140
Total	$542,912	15,287	$649,836	31,556	$543,219	12,904

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 27, 2020, September 29, 2019 and December 29, 2019 as follows:

	September 27, 2020	September 29, 2019	December 29, 2019
Prepaid expenses and other current assets
Unrealized gains	$13,357	22,529	12,133
Unrealized losses	(1,737)	(1,333)	(3,955)
Net unrealized gains	$11,620	21,196	8,178

Other assets
Unrealized gains	$4,218	10,609	6,652
Unrealized losses	(179)	(249)	—
Net unrealized gains	$4,039	10,360	6,652

Accrued liabilities
Unrealized gains	$680	—	293
Unrealized losses	(992)	—	(2,219)
Net unrealized losses	$(312)	—	(1,926)

Other liabilities
Unrealized gains	$13	—	—
Unrealized losses	(73)	—	—
Net unrealized losses	$(60)	—	—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters and nine months ended September 27, 2020 and September 29, 2019 as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Statements of Operations Classification
Cost of sales	$7,116	4,678	$16,680	9,278
Net revenues	1,237	1,889	2,413	3,366
Other	859	(23)	1,410	129
Net realized gains	$9,212	6,544	$20,503	12,773
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans.  Additionally, with the acquisition of eOne during the first quarter of 2020, the Company continued eOne's balance sheet hedging program designed to manage transactional exposure to fair value movements on certain of eOne's foreign currency denominated monetary assets and liabilities. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet item. As of September 27, 2020, September 29, 2019 and December 29, 2019 the total notional amounts of the Company's undesignated derivative instruments were $538,892, $308,867 and $307,351, respectively.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
At September 27, 2020, September 29, 2019 and December 29, 2019, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	September 27, 2020	September 29, 2019	December 29, 2019
Prepaid expenses and other current assets
Unrealized gains	$3,294	2,630	—
Unrealized losses	(3,217)	(301)	—
Net unrealized gains	$77	2,329	—

Accrued liabilities
Unrealized gains	$—	164	13
Unrealized losses	—	(203)	(3,820)
Net unrealized losses	$—	(39)	(3,807)

Total unrealized gains (losses), net	$77	2,290	(3,807)
The Company recorded net losses of $(6,914) and $(20,142) on these instruments to other (income) expense, net for the quarter and nine months ended September 27, 2020, respectively, and net gains of $10,121 and $16,705 on these instruments to other (income) expense, net for the quarter and nine months ended September 29, 2019, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
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
For the quarter and nine months ended September 27, 2020, the Company's operating lease and other rental expenses were $22,281 and $67,564, respectively. For the quarter and nine months ended September 29, 2019, operating lease and other rental expenses were $8,907 and $26,982, respectively. Expense related to short-term leases (expected terms less than 12 months) and variable lease payments was not material in the quarter or nine months ended September 27, 2020 or September 29, 2019.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
Information related to the Company’s leases for the quarter and nine months ended September 27, 2020 and September 29, 2019 are as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,158	9,003	$38,774	27,817
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,097	1,363	$102,521	25,622

Weighted Average Remaining Lease Term
Operating leases	6.2 years	6.4 years	6.2 years	6.4 years
Weighted Average Discount Rate
Operating leases	3.1%	4.5%	3.1%	4.5%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of September 27, 2020:

September 27, 2020
2020 (excluding the nine months ended September 27, 2020)	$12,576
2021	47,794
2022	43,660
2023	35,763
2024	24,513
2025 and thereafter	66,276
Total future lease payments	230,582
Less imputed interest	24,976
Present value of future operating lease payments	205,606
Less current portion of operating lease liabilities (1)	42,814
Non-current operating lease liability (2)	162,792
Operating lease right-of-use assets, net (3)	$189,211
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
The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
the European, Asia Pacific, and Latin American regions. The Company's Entertainment, Licensing and Digital segment includes the Company's Wizards of the Coast digital gaming business, consumer products licensing, owned and licensed digital gaming, and the Company's legacy television and film entertainment operations. The eOne segment engages in the development, acquisition, production, financing, distribution and sales of entertainment content and is comprised of all legacy eOne operations. These diversified offerings span across film, television and music production and sales, family programming, merchandising and licensing, and digital content. Over time, the Company plans to transition towards reflecting all of its entertainment operations in the eOne segment.  The Company also expects to shift the consumer product and digital licensing business and toy and game sales related to the eOne preschool brands to legacy Hasbro segments, including related toy and game operations into the Company's geographic commercial segments in late 2021 and 2022.
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
Results shown for the quarter and nine months ended September 27, 2020 are not necessarily representative of those which may be expected for the full year 2020, nor were those of the comparable 2019 periods representative of those actually experienced for the full year 2019. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.

Information by segment and a reconciliation to reported amounts for the quarters and nine months ended September 27, 2020 and September 29, 2019 are as follows:

	Quarter Ended
	September 27, 2020		September 29, 2019
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$977,115	5,938	$898,269	2,535
International	517,007	133	561,137	—
Entertainment, Licensing and Digital	89,027	2,110	115,766	3,849
eOne	193,474	—	—	—
Global Operations (a)	—	431,738	1	538,817
Corporate and Eliminations (b)	—	(439,919)	—	(545,201)
	$1,776,623	—	$1,575,173	—

	Nine Months Ended
	September 27, 2020		September 29, 2019
Net revenues	External	Affiliate	External	Affiliate
U.S. and Canada	$1,765,482	12,990	$1,766,649	7,379
International	1,017,222	133	1,221,224	186
Entertainment, Licensing and Digital	262,879	3,918	304,266	7,989
eOne	696,889	—	—	—
Global Operations (a)	—	898,808	81	1,088,860
Corporate and Eliminations (b)	—	(915,849)	—	(1,104,414)
	$3,742,472	—	$3,292,220	—

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)

	Quarter Ended		Nine Months Ended
Operating profit (loss)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
U.S. and Canada	$262,977	193,686	$359,028	313,795
International	63,924	67,238	12,333	51,410
Entertainment, Licensing and Digital	32,791	24,594	65,758	62,550
eOne	(25,914)	—	(64,962)	—
Global Operations (a)	5,681	11,074	4,385	6,342
Corporate and Eliminations (b)	(2,901)	618	(61,092)	27,573
	$336,558	297,210	$315,450	461,670

Total assets	September 27, 2020	September 29, 2019	December 29, 2019
U.S. and Canada	$3,835,054	3,331,125	3,244,950
International	2,234,562	2,394,488	2,482,170
Entertainment, Licensing and Digital	1,162,684	1,031,906	695,898
eOne	5,686,389	—	—
Global Operations (a)	3,465,018	3,255,286	3,334,190
Corporate and Eliminations (b)	(5,680,530)	(4,458,181)	(901,580)
	$10,703,177	5,554,624	8,855,628
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
The following table represents consolidated International segment net revenues by major geographic region for the quarters and nine months ended September 27, 2020 and September 29, 2019:

	Quarter Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Europe	$343,179	319,277	$663,100	673,728
Latin America	91,619	151,987	158,028	305,106
Asia Pacific	82,209	89,873	196,094	242,390
Net revenues	$517,007	561,137	$1,017,222	1,221,224
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

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
The following table presents consolidated net revenues by brand and entertainment portfolio for the quarters and nine months ended September 27, 2020 and September 29, 2019:

	Quarter Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Franchise Brands	$807,555	779,659	$1,580,878	1,749,948
Partner Brands	409,214	427,029	729,772	812,466
Hasbro Gaming (1)	239,222	232,287	516,337	463,272
Emerging Brands (2)	154,965	136,198	325,101	266,534
TV/Film/Entertainment (3)	165,667	—	590,384	—
Total	$1,776,623	1,575,173	$3,742,472	3,292,220
(1) Hasbro's total gaming category, which includes all gaming net revenues, both those reported in Hasbro Gaming and those reported elsewhere, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $543,107 and $1,202,604 for the quarter and nine months ended September 27, 2020, respectively. For the quarter and nine months ended September 29, 2019, total gaming revenues were $449,393 and $1,086,151, respectively.
(2) Emerging Brands portfolio balances for the quarter and nine-month period ended September 27, 2020 include eOne brands PEPPA PIG, PJ MASKS and RICKY ZOOM.
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
In connection with the eOne Acquisition, in the first nine months of 2020, the Company recorded severance and other employee charges related to the integration of eOne. Charges related to the eOne restructuring costs were recorded within acquisition and related charges on the Consolidated Statements of Operations for the quarter and nine months ended June 28, 2020, and reported within Corporate and Eliminations.
In the first nine months of 2020, the Company recorded severance charges of $11,554 associated with cost-savings initiatives within the Company's commercial and Film and TV businesses. These charges were included within selling, distribution and administrative costs on the Consolidated Statement of Operations for the nine months ended September 27, 2020, and reported within Corporate and Eliminations.

The detail of activity related to the programs for the nine months ended September 27, 2020 is as follows:

	2018 Restructuring Program	eOne Integration Program	Other	Total
Remaining amounts to be paid as of December 29, 2019	$31,113	—	—	$31,113
2020 restructuring charges	—	20,832	11,554	32,386
Payments made in the first nine months of 2020	(17,510)	(8,223)	(1,096)	(26,829)
Remaining amounts as of September 27, 2020	$13,603	12,609	10,458	$36,670

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning: the impact of, and actions and initiatives taken and planned to be taken to try and manage the negative impact of, the global coronavirus outbreak on our business; the expected adequacy of supply and operation of our manufacturing facilities; the ability to achieve our financial and business goals and objectives; the Company's product and entertainment plans, including anticipated entertainment production; anticipated product and entertainment performance; anticipated expenses; and working capital and liquidity. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 29, 2019 (“2019 Form 10-K”), for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.
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
Hasbro, Inc. is a global play and entertainment company committed to Creating the World's Best Play and Entertainment Experiences. From toys, games and consumer products to television, movies, digital gaming, live-action, music, and virtual reality experiences, Hasbro connects to global audiences by bringing to life great innovations, stories and brands and developing and delivering the very best content across established and inventive platforms. Hasbro’s iconic brands include MAGIC: THE GATHERING, MY LITTLE PONY, NERF, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, POWER RANGERS, and through the acquisition of eOne, Hasbro expanded its portfolio with popular preschool brands including PEPPA PIG, PJ MASKS and RICKY ZOOM. In addition, Hasbro leverages its portfolio of premier partner brands. Through our global entertainment studio, we are building our brands worldwide through great storytelling and content on all screens, including content based on our children’s and family entertainment brands as well as offering the production and distribution of a broad spectrum of live-action scripted and unscripted entertainment content geared toward all audiences. Hasbro is committed to making the world a better place for all children and all families through corporate social responsibility and philanthropy.
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
Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories, in digital gaming applications and through distribution of television programming and

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
other content based on the Company's properties, as well as through the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and other consumer products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands including, but not limited to, BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN, DISNEY’S DESCENDANTS, MARVEL, SESAME STREET, STAR WARS, and DREAMWORKS’ TROLLS. MARVEL, STAR WARS, DISNEY PRINCESS, DISNEY FROZEN and DISNEY’S DESCENDANTS are owned by The Walt Disney Company. Additionally, Hasbro's eOne business generates revenue and earnings from the production and distribution of a broad spectrum of television and film entertainment that is not based on our children’s and family entertainment brands, as well as from music production and distribution geared towards all audiences.
The Company's business is separated into four principal business segments: U.S. and Canada, International, Entertainment, Licensing and Digital and, following the eOne Acquisition, the eOne operating segment was added to the Company's reporting structure. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company's European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company's Entertainment, Licensing and Digital segment includes the Company's Wizards of the Coast digital gaming business, consumer products licensing, owned and licensed digital gaming, movie and television entertainment operations. The eOne segment engages in the development, acquisition, production, financing, distribution and sales of entertainment content and is comprised of all legacy eOne operations. These diversified offerings span film, television and music production and sales, family programming, merchandising and licensing, and digital content. Over time, the Company plans to transition towards reflecting all of its entertainment operations in the eOne segment.  The Company also expects to shift the consumer product and digital licensing business and toy and game sales related to the eOne preschool brands, to legacy Hasbro segments, including related toy and game operations into the Company's geographic commercial segments in late 2021 and 2022.
Coronavirus Outbreak
In the first quarter of 2020, the outbreak of the coronavirus disease (COVID-19) was recognized as a pandemic by the World Health Organization. The adverse impact on our business of the global outbreak of COVID-19 currently being experienced in markets in which Hasbro, our employees, consumers, customers, partners, licensees, suppliers and manufacturers operate, has been significant and is reflected in our revenues, profitability and business operations overall. As a result of the preventative actions taken worldwide, such as restrictions on travel and business operations, temporary closures or limited reopenings of non-essential businesses, shelter-in-place and stay-at-home orders, reductions in consumers going to retail stores and buying products, and other voluntary and government imposed restrictions, the outbreak has had a negative impact on economic conditions in all of our markets. These preventative actions although necessary, have led to market uncertainty and some economic disruption.
We have experienced disruptions in supply of products and production of entertainment content, negative impact on sales due to changes in consumer purchasing behavior and availability of products to consumers, including; due to retail store closures, limited reopenings of retail stores and limitations on the capacity of e-comm channels to supply additional products; delays or postponements of entertainment productions and releases of entertainment content both internally and by our partners; and challenges of working remotely. While we have developed and continue to develop plans to help mitigate the negative impact of COVID-19 to our business, the efforts will not prevent our business from being adversely affected, and the longer the outbreak continues, or if the virus continues to reemerge or surge in areas in which we do business, the more negative the impact on our business, revenues and earnings, and the more limited our ability will be to try and make up for delayed or lost product development, production and sales in future periods.
During the first nine months of 2020, the Company's supply chain experienced lower than planned production levels in certain of its third-party manufacturing facilities across several geographies including, but not limited to, China, India and the United States, due to the impact of COVID-19. After operating at lower than planned production levels during the first quarter due to COVID-19, facilities in China began to reopen during the second quarter and have since returned to planned operating capacity and production output for this time of year. Outside of China, manufacturing operated at varying levels during the first nine months of 2020 depending on local government action, the prevalence of COVID-19 infection, and overall safety considerations. In response, the Company utilized its global supply chain and existing inventory to work to meet demand, which has remained strong. Headed into the fourth quarter of 2020, the Company continues to make up for lost production in areas of the business where demand has been strongest, such as gaming, and believes it is well positioned for holiday demand, as nearly all of Hasbro's partner factories and warehouses are currently open and operating. However, if manufacturing facilities are impacted by a resurgence in COVID-19, we may experience further disruptions in the Company's supply chain in the near term.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
During the first nine months of 2020, as more of our consumers remained at home, we creatively found ways to accelerate our business online, expand omni-channel and skip the shopping cart to get our products into cars and homes. For example, we launched Bring Home the Fun, a global initiative created to further the Company’s purpose to make the world a better place for children and their families. The initiative provides parents and caregivers resources to help kids remain occupied and engaged during extended time at home and indoors. Another example is the initiative our Wizards of the Coast team undertook to enable players to play MAGIC: THE GATHERING games while in-person play events are not happening.
Markets with more developed e-comm and omni-channel business operations performed better during the first nine months of 2020, than those markets that rely more heavily on physical stores for reaching consumers. Markets in Latin America, which have less advanced e-comm business and where retail store closures remain high, have been and are expected to continue to be challenged during the remainder of 2020. The negative impact to future periods from store closures or limited reopenings remains unknown.
Beginning late in the first quarter and continuing throughout the first nine months of 2020, production and delivery of live-action television and film projects for Hasbro's eOne TV and Film business have been delayed, negatively impacting the level and timing of revenues. For several months following the initial COVID-19 outbreak, live-action productions were shut down; however, the industry has been working to resume live-action production operations. As of the end of the third quarter, live-action productions have restarted in the United Kingdom and Canada and in certain other European countries. In the U.S., the expectation is for live-action productions to resume during the fourth quarter of 2020, subject to the negative impact on such resumption that could result from further COVID-19 outbreaks. The eOne team continues to develop new projects and work on animation production, which is being done remotely. The team expects a delay in certain finished episodes and film projects as compared to initial expectations. Additionally, several film release dates have moved into 2021 and in some instances, releases are going straight to video on demand/electronic sell-through windows impacting the timing and level of anticipated revenues. As more people remain at home, content viewership remains high, which we believe bodes well for long-term brand engagement and the Company expects a robust 2021 entertainment slate for eOne productions and from our Partner Brands.
We believe we have sufficient liquidity and capital resources available at this time, including approximately $1.1 billion of cash on hand and $1.5 billion available under our revolving credit facility. We are in compliance with our covenants under our revolving credit facility and, while we do not currently foresee a need to borrow under the facility, we believe we would be able to access the facility for the foreseeable future. Our top three customers during the first nine months of 2020 were Walmart, Amazon and Target. During this time of uncertainty, however, we are managing our expenses to further preserve our liquidity and while our collections in the third quarter were strong, we continue to closely monitor our customers’ health and collectability of receivables, with some customers having difficulty making payments or requesting extended payment terms at a time when retailers are experiencing challenges such as store closures and in some cases, bankruptcy filings.
The health and safety of Hasbro employees, stakeholders and communities is a top priority. In China, Hasbro's offices reopened in late March when the COVID-19 outbreak there improved, following shutdowns earlier in the first quarter. Hasbro's global offices, outside of China, were closed in March due to the COVID-19 outbreak and began re-opening on a limited, as needed basis as we continue to actively work on plans to safely bring workers back to our offices. The majority of our workforce has been able to work remotely in an effective manner since the closure and the timing of re-opening offices will be based on need as well as local governmental, health and safety guidelines and COVID-19 conditions.

The coronavirus outbreak continues to be fluid and uncertain, making it difficult to forecast the impact it could have on our future operations. Please see Part II, Item 1A, Risk Factors, for further information.
The Company’s 2020 results presented in this Form 10-Q include eOne's results of operations and financial position beginning on December 30, 2019, the date of acquisition. The Company’s 2019 results are presented as reported and do not include 2019 eOne results.
Third quarter 2020 highlights:
•Third quarter net revenues of $1,776.6 million increased 13% compared to $1,575.2 million in the third quarter of 2019. The increase in net revenues included an unfavorable foreign currency translation of $3.4 million attributable to the Company’s legacy Hasbro business.
•Net revenues in the U.S. and Canada segment increased 9% to $977.1 million; International segment net revenues decreased 8% to $517.0 million, including an unfavorable foreign currency translation impact of $3.3 million; Entertainment, Licensing and Digital segment net revenues decreased 23% to $89.0 million; and eOne segment net revenues were $193.5 million.
•Net revenues from Emerging Brands increased 14%; Franchise Brands net revenues increased 4%; Hasbro Gaming net revenues increased 3%; and net revenues from Partner Brands decreased 4%; TV, Film and

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
Entertainment portfolio net revenues were $165.7 million and represented 9% of total net revenues in the third quarter of 2020.
•Operating profit was $336.6 million, or 19% of net revenue, in the third quarter of 2020 compared to operating profit of $297.2 million, or 18.9% of net revenue, in the third quarter of 2019.
•Third quarter 2020 operating profit was negatively impacted by acquisition and related expenses of $5.9 million ($4.7 million after-tax) and $24.7 million ($19.6 million after-tax) of eOne acquired intangible asset amortization.
•Net earnings attributable to Hasbro, Inc. of $220.9 million, or $1.61 per diluted share, in the third quarter of 2020 compared to net earnings of $212.9 million, or $1.67 per diluted share, in the third quarter of 2019.
•Third quarter 2020 net earnings included incremental income tax expense of $13.7 million, or $0.10 per diluted share, related to a change in the United Kingdom ("UK") tax code.
•Third quarter 2019 net earnings included an unrealized foreign currency loss of $25.5 million ($20.9 million after-tax), or $0.16 per diluted share, related to hedging the British Pound sterling purchase price of eOne.
First nine months 2020 highlights:
•Net revenues increased 14% to $3,742.5 million in first nine months of 2020 compared to $3,292.2 million in the first nine months of 2019. The increase in net revenues included $25.7 million of unfavorable foreign currency translation attributable to the Company's legacy Hasbro business.
•Net revenues in the U.S. and Canada segment remained flat at $1,765.5 million; International segment net revenues decreased 17% to $1,017.2 million; Entertainment, Licensing and Digital segment net revenues decreased 14% to $262.9 million; while eOne segment net revenues were $696.9 million in the first nine months of 2020. International segment net revenues were unfavorably impacted by $25.1 million in foreign currency translation.
•Net revenues from Emerging Brands increased 22%; Hasbro Gaming net revenues increased 11%; Partner Brands and Franchise Brands net revenues each decreased 10%; and TV, Film and Entertainment portfolio net revenues were $590.4 million representing 16% of total net revenues in the first nine months of 2020.
•Operating profit was $315.5 million, or 8% of net revenues, in the first nine months of 2020 compared to operating profit of $461.7 million, or 14.0% of net revenues, in the first nine months of 2019.
•Operating profit in the first nine months of 2020 was negatively impacted by acquisition and related expenses of $166.0 million ($140.7 million after-tax); $72.3 million ($57.5 million after-tax) of eOne acquired intangible asset amortization; and $11.6 million ($10.1 million after-tax) of restructuring charges associated with cost savings initiatives.
•Net earnings attributable to Hasbro, Inc. was $117.3 million, or $0.85 per diluted share, in the first nine months of 2020 compared to net earnings attributable to Hasbro, Inc. of $253.1 million, or $1.99 per diluted share, in the first nine months of 2019.
•Net earnings in the first nine months of 2020 included incremental income tax expense of $13.7 million, or $0.10 per diluted share, related to a change in the UK tax code.
•Net earnings for the first nine months of 2019 included non-cash charges of $110.8 million ($85.9 million after-tax), or $0.68 per diluted share, related to the Company's settlement of its U.S. defined benefit pension plan liability, as well as an unrealized foreign currency loss of $25.5 million ($20.9 million after-tax), or 0.16 per diluted share, related to a partial hedge of the British Pound purchase price of Entertainment One.
The impact of changes in foreign currency exchange rates used to translate the consolidated statements of operations is quantified by translating the current period revenues at the prior period exchange rates and comparing this amount to the prior period reported revenues. Since the Company’s 2019 results are presented as reported and do not include 2019 eOne results, references to the impact of foreign currency exchange on 2020 results exclude the impact to revenues attributable to the Company’s eOne business. The Company believes that the presentation of the impact of changes in exchange rates, which are beyond the Company’s control, is helpful to an investor’s understanding of the performance of the underlying business.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
Amounts Returned to Shareholders
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. Hasbro maintained its quarterly dividend rate of $0.68 per share for the dividend paid in August 2020 and has maintained this rate for the dividend payment planned for November 2020. In addition to the dividend, the Company historically has returned cash through its share repurchase program. As part of this initiative, since 2005, the Company's Board of Directors (the "Board") adopted nine share repurchase authorizations with a cumulative authorized repurchase amount of $4,325.0 million. The ninth authorization was approved in May 2018 for $500 million. As of September 27, 2020, the Company had $366.6 million remaining under these authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds. As a result of the financing activities related to the eOne Acquisition, the Company has suspended its current share repurchase program while it prioritizes deleveraging.
SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarter and nine month periods ended September 27, 2020 and September 29, 2019.

	Quarter Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net revenues	$1,776.6	$1,575.2	$3,742.5	$3,292.2
Operating profit	336.6	297.2	315.5	461.7
Earnings before income taxes	299.2	259.7	183.6	295.4
Income tax expense	79.2	46.8	64.3	42.3
Net earnings	220.0	212.9	119.3	253.1
Net (loss) earnings attributable to noncontrolling interests	(0.9)	—	1.9	—
Net earnings attributable to Hasbro, Inc.	220.9	212.9	117.3	253.1
Diluted earnings per share	1.61	1.67	0.85	1.99
RESULTS OF OPERATIONS – CONSOLIDATED
Third Quarter of 2020
The quarters ended September 27, 2020 and September 29, 2019 were each 13-week periods.
Consolidated net revenues for the third quarter of 2020 increased $201.4 million, or 13%, compared to the third quarter of 2019 and reflect the inclusion of eOne revenues of $193.5 million which represent 11% of consolidated net revenues for the quarter. Third quarter 2020 net revenues include a $3.4 million unfavorable impact from foreign currency translation as a result of weakening currencies, primarily in the Company's Latin American markets, partially offset by favorable foreign currency translation from European markets in the third quarter of 2020 compared to 2019.
Operating profit for the third quarter of 2020 was $336.6 million, or 19% of net revenues, compared to operating profit of $297.2 million, or 19% of net revenues, for the third quarter of 2019. Operating profit during the third quarter of 2020 reflects the consolidation of eOne results of operations and was negatively impacted by acquisition and related costs of $5.9 million ($4.7 million after-tax) and $24.7 million ($19.6 million after-tax) of expenses related to eOne acquired intangible asset amortization.
Net earnings attributable to Hasbro, Inc. were $220.9 million for the third quarter of 2020 compared to net earnings of $212.9 million for the third quarter of 2019.  Diluted earnings per share attributable to Hasbro, Inc. for the third quarter of 2020 was $1.61, compared to diluted earnings per share of $1.67 in the third quarter of 2019 and reflects the negative impact of eOne acquired intangible asset amortization of $0.14 per diluted share, incremental income tax expense related to a change in the UK tax code of $0.10 per diluted share and acquisition and related costs of $0.03 per diluted share. Third quarter 2019 net earnings included an unrealized foreign currency loss of $0.16 per diluted share, related to hedging the British Pound sterling purchase price of eOne.
As a result of the 2020 acquisition of eOne, the Company's brand architecture reflects the addition of the TV, Film and Entertainment brand portfolio which consists of legacy eOne film and TV revenues. Revenues related to eOne brands, including PEPPA PIG, PJ MASKS and RICKY ZOOM, are reported in the Emerging Brands portfolio.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
The following table presents net revenues by brand and entertainment portfolio for the quarters ended September 27, 2020 and September 29, 2019.

	Quarter Ended
	September 27, 2020	September 29, 2019	% Change
Franchise Brands	$807.6	779.7	4%
Partner Brands	409.2	427.0	-4%
Hasbro Gaming	239.2	232.3	3%
Emerging Brands	155.0	136.2	14%
TV, Film and Entertainment	165.7	—	100%
Total	$1,776.6	1,575.2	13%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 4% in the third quarter of 2020 compared to the third quarter of 2019. Net revenue increases from MAGIC: THE GATHERING and MONOPOLY products, drove the majority of the increase in the third quarter of 2020, and were partially offset by net revenue declines from TRANSFORMERS, NERF and MY LITTLE PONY products. During the third quarter of 2020, MAGIC: THE GATHERING products benefited from a favorable card set release cadence while 2019 net revenues from TRANSFORMERS products were supported by the theatrical release of TRANSFORMERS: BUMBLEBEE.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 4% in the third quarter of 2020 compared to the third quarter of 2019.  Partner Brands net revenues are reliant on related entertainment, including television and movie releases. During the third quarter of 2020, the Company’s Partner Brands portfolio was supported by the highly anticipated Disney+ streaming series, STAR WARS: THE MANDALORIAN, season two, expected to be released during the fourth quarter of 2020 and TROLLS WORLD TOUR, which was released in the premium video-on-demand format in April. During the third quarter of 2019, the Company’s Partner Brands portfolio was supported by MARVEL’S April 2019 theatrical release, AVENGERS: END GAME and product sales in anticipation of the November 2019 theatrical release of DISNEY’S FROZEN 2. Due to the uncertainty surrounding the ongoing COVID-19 pandemic, heading into the fourth quarter of 2020, a significant number of movie theaters have remained closed worldwide. As a result, certain theatrical releases in support of the Company's Partner Brand products, including BLACK WIDOW from DISNEY'S MARVEL franchise and GHOSTBUSTERS: AFTERLIFE, previously planned as 2020 releases, have been postponed and are expected to be in theaters during the first half of 2021, subject to COVID-19 impacts at that time.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 3% in the third quarter of 2020 compared to the third quarter of 2019. Higher net revenues from DUNGEONS & DRAGONS products and higher net revenues from classic games including, JENGA and CLUE products were partially offset by lower net revenues from DON'T STEP IN IT and certain other Hasbro Gaming products in the third quarter of 2020.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably revenues from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, totaled $543.1 million for the third quarter of 2020, an increase of 21%, as compared to $449.4 million in the third quarter of 2019. The increase relates primarily to the timing of MAGIC: THE GATHERING product releases during the third quarter of 2020 compared to the same period in 2019.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 14% during the third quarter of 2020 compared to the third quarter of 2019. Contributing to the net revenue increases were the inclusion of brands acquired through the eOne Acquisition including PEPPA PIG and PJ MASKS and the addition of net revenues from GI JOE products, due to the Company's product-line relaunch in 2020, as well as net revenue increases from PLAYSKOOL products during the third quarter of 2020. These increases were partially offset by declines in POWER RANGERS and LITTLEST PET SHOP products during the third quarter of 2020.
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

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
During the third quarter of 2020, net revenues from the TV, Film and Entertainment portfolio were approximately 9% of total Company net revenues. The drivers of net revenues from the TV, Film and Entertainment portfolio included television production and distribution net revenues from the fifth season of FEAR THE WALKING DEAD, airing on the AMC television network, and film distribution revenues from the Amblin Partners film 1917, released in December 2019, as well as broadcast and licensing net revenues from key scripted deliveries including season two of THE ROOKIE, a television drama series currently airing on ABC. In addition to these offerings, TV, Film and Entertainment net revenues benefited from the Company's lineup of unscripted television programming including the American reality series, NAKED AND AFRAID airing on the Discovery Channel and from its library of subscription video on demand ("SVOD") content.
First Nine Months of 2020
The nine month periods ended September 27, 2020 and September 29, 2019 were each 39-week periods.
For the first nine months of 2020, consolidated net revenues increased 14% compared to the first nine months of 2019 and reflect the inclusion of eOne revenues of $696.9 million which represents 19% of consolidated net revenues for the period. The net revenue increase in the first nine months of 2020 included an unfavorable variance of $25.7 million as a result of foreign currency translation due to weaker currencies across the Company's Latin American and to a lesser extent, Asia Pacific markets, when compared to the first nine months of 2019.
Operating profit for the first nine months of 2020 was $315.5 million, or 8.4% of net revenues, compared to an operating profit of $461.7 million, or 14.0% of net revenues, for the first nine months of 2019. Operating profit during the first nine months of 2020 reflects the consolidation of eOne results of operations and was negatively impacted by acquisition and related costs of $166.0 million ($140.7 million after-tax); $72.3 million ($57.5 million after-tax) of expenses related to eOne acquired intangible asset amortization; and restructuring charges associated with cost savings initiatives of $11.6 million ($10.1 million after-tax).
Net earnings attributable to Hasbro, Inc. were $117.3 million for the first nine months of 2020 compared to net earnings of $253.1 million for the first nine months of 2019. Diluted earnings per share attributable to Hasbro, Inc. were $0.85 in the first nine months of 2020, compared to diluted earnings per share of $1.99 in the first nine months of 2019. Net earnings attributable to Hasbro, Inc. for the first nine months of 2020 reflect the negative impact of acquisition related costs and eOne acquired intangible asset amortization of $1.02 per diluted share and $0.42 per diluted share, respectively, as well as incremental income tax expense related to a change in the UK tax code of $0.10 per diluted share and restructuring charges associated with cost savings initiatives of $0.07 per diluted share. Net earnings for the first nine months of 2019 included a non-cash, net of tax charge of $85.9 million, or $0.68 per diluted share, related to the settlement of the Company's U.S. defined benefit pension plan liability and a $20.9 million loss, net of tax, or $0.16 per diluted share related to unrealized losses on foreign exchange forward contracts and option contracts purchased to hedge the foreign exposure associated with the purchase price of eOne.
The following table presents net revenues by product category for the first nine months of 2020 and 2019.

	Nine Months Ended
	September 27, 2020	September 29, 2019	% Change
Franchise Brands	$1,580.9	1,749.9	-10%
Partner Brands	729.8	812.5	-10%
Hasbro Gaming	516.3	463.3	11%
Emerging Brands	325.1	266.5	22%
TV, Film and Entertainment	590.4	—	100%
Total	$3,742.5	3,292.2	14%

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 10% in the first nine months of 2020 compared to 2019. Declines in net revenues from TRANSFORMERS and NERF products drove the overall decline in Franchise Brands net revenues, while, to a lesser extent, MY LITTLE PONY and PLAY-DOH products also contributed to segment net revenue declines. Much of the segment net revenue decline was due to reduced customer ordering, supply chain delays and other disruptions to the business as a result of the impact of the COVID-19 pandemic. Additionally, TRANSFORMERS products benefited from the December 2018 theatrical release of TRANSFORMERS: BUMBLEBEE in 2019, driving lower revenues in 2020 compared to 2019. These declines were partially offset by net revenue increases from MAGIC: THE GATHERING products during the first nine months of 2020, due to a favorable card set release cadence.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 10% during the first nine months of 2020 compared to 2019. Partner Brands net revenues are reliant on related entertainment, including television and movie releases.
During the first nine months of 2020, certain scheduled theatrical releases were delayed or postponed due to the closure or limited reopening of theaters as a result of the impact of COVID-19, which negatively impacted sales of the Company’s Partner Brands products. During the first nine months of 2020, the Company’s Partner Brands portfolio was supported by fourth quarter 2019 theatrical releases DISNEY’S FROZEN 2 in November and STAR WARS: THE RISE OF SKYWALKER in December, as well as through various distribution channels including home entertainment and streaming video. The Company’s 2020 Partner Brand entertainment releases include TROLLS WORLD TOUR, which was released in the premium video-on-demand format in April and the highly anticipated Disney+ streaming series, STAR WARS: THE MANDALORIAN, season two, expected to be released during the fourth quarter of 2020. During the first nine months of 2019, the Company’s Partner Brands portfolio was supported by theatrical releases from MARVEL’S AVENGERS: END GAME in April and DISNEY’S ALADDIN in May.
During the first nine months of 2020, net revenue declines from MARVEL and BEYBLADE products were partially offset by net revenue increases from STAR WARS and DREAMWORKS' TROLLS products. The majority of Partner Brand net revenue declines were attributable to MARVEL products which are dependent on entertainment releases as described above. Due to the impact of the COVID-19 pandemic on the entertainment industry during 2020, including the postponement of certain theatrical releases such as BLACK WIDOW, previously planned as a 2020 MARVEL release, the Company's MARVEL products associated with related entertainment experienced a decline during the nine months ended 2020 as compared to the first nine months of 2019 which benefited from a successful entertainment slate including theatrical release, AVENGERS: END GAME in April 2019. Net revenue increases from STAR WARS and DREAMWORKS' TROLLS products during the first nine months of 2020 were attributable to the entertainment release support described above.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 11% in the first nine months of 2020 compared to the first nine months of 2019 led by increased net revenues from DUNGEONS & DRAGONS and JENGA products and to a lesser extent, from certain other Hasbro Gaming brands.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, were $1,202.6 million, an increase of 11%, in the first nine months of 2020 versus $1,086.2 million in the first nine months of 2019.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio grew 22% for the first nine months of 2020 compared to the first nine months of 2019. Contributing to the net revenue increases in the first nine months of 2020 were the inclusion of brands acquired through the eOne Acquisition including PEPPA PIG and PJ MASKS and the addition of net revenues from GI JOE products in 2020, due to the Company's product-line relaunch. These net revenue increases were partially offset by net revenue declines from LITTLEST PET SHOP and FURREAL FRIENDS products.

TV, FILM and ENTERTAINMENT: Net revenues from the TV, Film and Entertainment portfolio were approximately 16% of total Company net revenues and included theatrical contributions from the Amblin Partners film 1917, released in December 2019, television production and distribution net revenues from the fifth season of FEAR THE WALKING DEAD, airing on the AMC television network and broadcast and licensing net revenues from key scripted deliveries including season two of THE ROOKIE, a television drama series currently airing on ABC. In addition to these offerings, net revenues included the Company's lineup of unscripted television programming and its library of SVOD content.
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

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
Third Quarter of 2020
The following table presents net external revenues and operating profit data for the Company's principal segments for the quarters ended September 27, 2020 and September 29, 2019:

	Quarter Ended
	September 27, 2020	September 29, 2019	% Change
Net Revenues
U.S. and Canada segment	$977.1	$898.3	9%
International segment	517.0	561.1	-8%
Entertainment, Licensing and Digital segment	89.0	115.8	-23%
eOne segment	193.5	—	100%

Operating Profit (Loss)
U.S. and Canada segment	$263.0	$193.7	36%
International segment	63.9	67.2	-5%
Entertainment, Licensing and Digital segment	32.8	24.6	33%
eOne segment	(25.9)	—	-100%
U.S. and Canada Segment
The U.S. and Canada segment net revenues increased 9% for the third quarter of 2020 compared to the third quarter of 2019. Net revenue increases from the Company's Franchise Brands and Emerging Brands portfolio and to a lesser extent, the Hasbro Gaming portfolio, were partially offset by lower net revenues from the Partner Brands portfolio during the third quarter of 2020.
Net revenue increases in the Company's Franchise Brands portfolio were driven by MAGIC: THE GATHERING products which benefited from a favorable card set release cadence in 2020, and to a lesser extent, PLAY-DOH and MONOPOLY products. In the Partner Brands portfolio, entertainment releases including the highly anticipated Disney+ streaming series, STAR WARS: THE MANDALORIAN, season two, expected in the fourth quarter 2020 and TROLLS WORLD TOUR, released in the premium video-on-demand format in April, resulted in higher net revenues from STAR WARS and DREAMWORKS' TROLLS products. These increases were more than offset by net revenue decreases from DISNEY FROZEN and MARVEL products, which were not supported by entertainment releases during the third quarter of 2020. In addition, net revenues from MARVEL products were negatively impacted during the third quarter of 2020 due to delays in theatrical releases as a result of the impact of COVID-19. In the Hasbro Gaming portfolio, higher net revenues were delivered across many of the Company's games brands, most notably from JENGA and DUNGEON & DRAGONS products. In the Emerging Brands portfolio, higher net revenues from PLAYSKOOL products and net revenues from the 2020 relaunch of the Company's GI JOE product line drove growth.
U.S. and Canada segment operating profit for the third quarter of 2020 was $263.0 million or 27% of segment net revenues, compared to segment operating profit of $193.7 million or 22% of segment net revenues, for the third quarter of 2019. The operating profit increase in the third quarter of 2020 was driven by higher segment net revenues as described above and favorable brand mix, partially offset by increased administrative and product development expenses associated with the Company's Wizards of the Coast business, as well as higher freight costs from increased domestic shipments and higher direct-to-customer shipments which carry elevated fulfillment costs.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
International Segment
International segment net revenues declined 8% in the third quarter of 2020 to $517.0 million from $561.1 million in the third quarter of 2019 and included the impact of an unfavorable $3.3 million currency translation. The following table presents net revenues by geographic region for the Company's International segment for the quarters ended September 27, 2020 and September 29, 2019.

	Quarter Ended
	September 27, 2020	September 29, 2019	% Change
Europe	$343.2	319.3	7%
Latin America	91.6	152.0	-40%
Asia Pacific	82.2	89.9	-9%
Net revenues	$517.0	561.1	-8%
The decline in International segment net revenues during the third quarter of 2020 was attributable to ongoing disruptions to the business related to the COVID-19 pandemic, most notably in the Latin American and Asia Pacific regions, where large numbers of retail stores remain closed. The Latin American region was also unfavorably impacted by $14.6 million in foreign exchange translation, partially offset by a favorable foreign currency translation impact of $9.9 million and $1.4 million in the Company's European and Asia Pacific regions, respectively. International segment net revenues declined in the Company's Franchise Brands, Emerging Brands and Partner Brands portfolios while net revenues from the Hasbro Gaming portfolio increased during the third quarter of 2020 compared to the third quarter of 2019.  In the Franchise Brands portfolio, International segment net revenue declines were noted in NERF and TRANSFORMERS products and to a lesser extent, from BABY ALIVE and MY LITTLE PONY products. These decreases were partially offset by net revenue increases from MAGIC: THE GATHERING products, due to the timing of card set releases and strong brand engagement during the third quarter of 2020. In the Partner Brands portfolio, the drivers of the decreases include BEYBLADE products as well as MARVEL products, which were negatively impacted during the third quarter of 2020 due to delays in theatrical releases as a result of the impact of COVID-19. These decreases were partially offset by net revenue increases from STAR WARS and to a lesser extent, DREAMWORKS' TROLLS products which were supported by entertainment releases including STAR WARS: THE MANDALORIAN, season two, expected during the fourth quarter 2020 and TROLLS WORLD TOUR, which was released in the premium video-on-demand format in April from DREAMWORKS. In the Hasbro Gaming portfolio, higher net revenues from CLUE, JENGA and OPERATION products were partially offset by lower net revenues from certain other Hasbro Gaming products, including PIE FACE. In the Emerging Brands portfolio, net revenues declined from POWER RANGERS, LITTLEST PET SHOP and PLAYSKOOL products in the third quarter of 2020.
International segment operating profit was $63.9 million, or 12% of segment net revenues for the third quarter of 2020, compared to operating profit of $67.2 million, or 12% of segment net revenues, for the third quarter of 2019. International segment operating profit declines during the third quarter of 2020 were the result of lower sales described above, most notably in the Company's Latin American region, partially offset by a favorable product mix and lower advertising and marketing costs.
Entertainment, Licensing and Digital Segment
Entertainment, Licensing and Digital segment net revenues declined 23% to $89.0 million for the third quarter of 2020, compared to $115.8 million for the third quarter of 2019. Net revenue declines were primarily driven by lower film revenues in 2020 compared to 2019, related to the TRANSFORMERS: BUMBLEBEE film and, lower revenues during the third quarter of 2020 due to the closure of the Backflip business in the fourth quarter of 2019. These declines were partially offset by higher licensed digital gaming revenue and increased revenues related to MAGIC: THE GATHERING ARENA.
Entertainment, Licensing and Digital segment operating profit increased to $32.8 million, or 37% of segment net revenues for the third quarter of 2020, from $24.6 million, or 21.2% of segment net revenues for the third quarter of 2019. The increase in Entertainment, Licensing and Digital segment operating profit was driven primarily by favorable mix from growth in licensed digital gaming, reduction of expenses due to the closure of the Backflip business and lower advertising costs associated with MAGIC: THE GATHERING ARENA.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
eOne Segment
During the third quarter of 2020, eOne segment net revenues were $193.5 million. The following table presents eOne segment net revenues by channel for the quarter ended September 27, 2020.

Three Months Ended
September 27, 2020
eOne Segment Net Revenues
Film and TV	$138.5
Family Brands	26.3
Music and Other	28.7
Segment Total	$193.5
The COVID-19 outbreak continued to impact the Company's eOne segment during the third quarter of 2020. Specifically, certain scheduled productions have been delayed due to the shutdown of production work and the closure or limited reopening of studios. Additionally, certain theatrical releases have been delayed due to the closure or limited reopening of theaters, and in some cases, global film releases have moved from theaters to alternative media platforms such as streaming services.
During the third quarter of 2020, drivers of eOne segment net revenues included: (i) broadcast and licensing revenues associated with internationally recognized brands, PEPPA PIG and PJ MASKS: (ii) broadcast and licensing contributions from key scripted deliveries including the fifth season of FEAR THE WALKING DEAD and season two of THE ROOKIE; (iii) film distribution revenues from the Amblin Partners film 1917, released in December 2019; and (iv) the Company's strong lineup of unscripted television programming as well as demand for the Company's vast SVOD library. In addition to these entertainment driven revenues, the Company's music business benefited from both streaming and publishing revenues during the third quarter of 2020.
eOne segment operating losses were $25.9 million, or 13.4% of segment net revenues for the third quarter of 2020. This loss was driven by $24.7 million of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition.
Global Operations
The Global Operations segment operating profit of $5.7 million for the third quarter of 2020 compared to an operating profit of $11.1 million for the third quarter of 2019.
Corporate and Eliminations
Operating losses in Corporate and Eliminations totaled $2.9 million for the third quarter of 2020 compared to operating profit of $0.6 million for the third quarter of 2019. Operating losses in the third quarter of 2020 were driven primarily by acquisition and integration costs of $4.6 million and certain restructuring and related costs of $1.3 million associated with the acquisition of eOne.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
First Nine Months of 2020
The following table presents net revenues and operating profit (loss) for the Company's principal segments for each of the nine month periods ended September 27, 2020 and September 29, 2019.

	Nine Months Ended
	September 27, 2020	September 29, 2019	% Change
Net Revenues
U.S. and Canada segment	$1,765.5	$1,766.6	—%
International segment	1,017.2	1,221.2	-17%
Entertainment, Licensing and Digital segment	262.9	304.3	-14%
eOne segment	696.9	—	100%

Operating Profit (Loss)
U.S. and Canada segment	$359.0	$313.8	14%
International segment	12.3	51.4	-76%
Entertainment, Licensing and Digital segment	65.8	62.6	5%
eOne segment	(65.0)	—	-100%
U.S. and Canada Segment
The U.S. and Canada segment net revenues remained flat for the nine months ended September 27, 2020 compared to the same period in 2019, which reflects recovery in the third quarter from negative impacts realized in the first half of 2020, driven in part by disruptions to the Company's business operations as a result of COVID-19. In the first nine months of 2020, higher net revenues in the Hasbro Gaming portfolio were wholly offset by lower net revenues in the Franchise Brands, Partner Brands and Emerging Brands portfolios.
In the Franchise Brands portfolio, net revenues declined from NERF, PLAY-DOH and TRANSFORMERS products, due in part to disruptions to the business, as a result of the impact of the COVID-19 pandemic. These declines were partially offset by higher net revenues from MAGIC: THE GATHERING products which benefited from a favorable card set release cadence and strong brand engagement in 2020. In the Partner Brands portfolio, the decrease was driven by lower net revenues from MARVEL and DISNEY FROZEN products which did not have the benefit of 2020 entertainment releases. These decreases were partially offset by net revenue increases from STAR WARS and TROLLS products as a result of entertainment support from the anticipated Disney+ streaming series, STAR WARS: THE MANDALORIAN, season two, expected to be released during the fourth quarter 2020 and TROLLS WORLD TOUR, which was released in the premium video-on-demand format in April. In the Hasbro Gaming portfolio, higher net revenues were delivered across multiple brands, most notably DUNGEONS & DRAGONS and JENGA products. In the Emerging Brands portfolio, net revenue declines from FURREAL FRIENDS and POWER RANGERS products, were partially offset by net revenues contributions from the 2020 relaunch of the Company's GI JOE product line and higher net revenues from PLAYSKOOL products during the first nine months of 2020.
U.S. and Canada segment operating profit for the nine months ended September 27, 2020 increased to $359.0 million, or 20% of segment net revenues, compared to $313.8 million, or 18% of segment net revenues, for the nine months ended September 29, 2019. The increase in operating profit in the first nine months of 2020 was driven by higher net revenues from MAGIC: THE GATHERING products, lower marketing and advertising costs and reduced administrative costs as a result of cost-savings initiatives, partially offset by higher freight costs as a result of higher domestic shipments and increased direct-to-customer shipments which carry higher fulfillment costs.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
International Segment
International segment net revenues decreased 17% to $1,017.2 million for the nine months ended September 27, 2020 from $1,221.2 million for the nine months ended September 29, 2019 and included an unfavorable $25.1 million impact from foreign currency exchange. The following table presents net revenues by geographic region for the Company's International segment for the nine month periods ended September 27, 2020 and September 29, 2019.

	Nine Months Ended
	September 27, 2020	September 29, 2019	% Change
Europe	$663.1	673.7	-2%
Latin America	158.0	305.1	-48%
Asia Pacific	196.1	242.4	-19%
Net revenues	$1,017.2	1,221.2	-17%
Foreign currency translation negatively impacted the Latin American and Asia Pacific regions by $25.0 million and $2.6 million respectively, partially offset by a favorable foreign currency translation impact of $2.5 million in Europe during the first nine months of 2020. International segment net revenues declined from Franchise Brands, Partner Brands, and Emerging Brands while the Hasbro Gaming portfolio remained flat during the first nine months of 2020 compared to 2019.  The declines in Franchise Brands were the result of lower net revenues from NERF products, followed by net revenue declines from TRANSFORMERS and PLAY-DOH products and to a lesser extent, MY LITTLE PONY products. These declines were partially offset by net revenue increases from MAGIC: THE GATHERING products. The overall net revenue declines were in part, due to disruptions to the business, and to consumer purchasing patterns, as a result of the COVID-19 pandemic, most notably in the Company's Latin American region and, to a lesser extent, certain areas within its Asia Pacific region. During the first nine months of 2020, MAGIC: THE GATHERING products benefited from a favorable card set release cadence and increased demand compared to 2019. In the Partner Brands portfolio, the decrease was primarily driven by lower net revenues from MARVEL products which did not have the benefit of 2020 entertainment releases, as well as lower net revenues from the Company's BEYBLADE products. These decreases were partially offset by higher net revenues from DREAMWORKS’ TROLLS and STAR WARS products, which were supported by 2020 entertainment, as well as higher net revenues from DISNEY FROZEN products. In the Hasbro Gaming portfolio, net revenue increases from CLUE, JENGA and DUNGEONS & DRAGONS products, were offset by lower net revenues from PIE FACE and certain other Hasbro Gaming products. In the Emerging Brands portfolio, the net revenue declines were driven by LITTLEST PET SHOP and PLAYSKOOL products during the first nine months of 2020.
International segment operating profit was $12.3 million, or 1% of segment net revenues, for the first nine months of 2020, compared to operating profit of $51.4 million, or 4% of segment net revenues, for the first nine months of 2019. The decrease in International segment operating profit for the first nine months of 2020 was the result of lower net revenues as discussed above, partially offset by reduced advertising, sales and marketing costs, as well as lower administrative expenses due to the implementation of cost savings initiatives.
Entertainment, Licensing and Digital Segment
Entertainment, Licensing and Digital segment net revenues for the nine months ended September 27, 2020 decreased 14% to $262.9 million from $304.3 million for the nine months ended September 29, 2019. The net revenue declines during the first nine months of 2020 were primarily driven by lower film revenues in 2020 due to revenue recognized in 2019 related to the TRANSFORMER: BUMBLEBEE film combined with lower net revenues associated with the closure of the Backflip business in the fourth quarter of 2019, and to a lesser extent, lower consumer product licensing revenues during the first nine months of 2020. These declines were partially offset by an increase in digital gaming for the nine months ended September 27, 2020.
Entertainment, Licensing and Digital segment operating profit was $65.8 million, or 25.0% of net revenues, for the nine months ended September 27, 2020 up from $62.6 million, or 21% of segment net revenues, for the nine months ended September 29, 2019. The increase in operating profit in the Entertainment, Licensing and Digital segment was driven by lower program costs and amortization costs, reduced operating expenses associated with the closure of the Backflip business in the fourth quarter of 2019, favorable mix from growth in licensed digital gaming, as well as lower digital gaming advertising and development costs during the first nine months of 2020. Partially offsetting these favorable impacts to operating profit were lower net revenues as well as asset impairment charges of $20.8 million in production assets driven by the change in entertainment strategy as a result of the eOne Acquisition during the first quarter of 2020.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
eOne Segment
During the first nine months of 2020, eOne segment net revenues were $696.9 million. The following table presents eOne segment net revenues by channel for the nine months ended September 27, 2020.

Nine Months Ended
September 27, 2020
eOne Segment Net Revenues
Film and TV	$504.1
Family Brands	106.1
Music and Other	86.7
Segment Total	$696.9
The impact of the COVID-19 outbreak on the eOne segment during the first nine months of 2020 was felt most significantly during the second and third quarters of the year. Specifically, scheduled productions were and continue to be delayed or postponed due to the shutdown of live-action production work and the closure or limited reopening of studios. In addition, theatrical releases have been delayed due to the closure or limited reopening of theaters, and in some cases, global film releases were moved from theaters to alternative media platforms such as streaming services.
In the first nine months of 2020, drivers of the eOne segment net revenues included: (i) broadcast and licensing revenues associated with internationally recognized brands, PEPPA PIG and PJ MASKS; (ii) theatrical and film distribution contributions from the Amblin Partners film 1917, released in December 2019; (iii) broadcast and licensing contributions from key scripted deliveries including the fifth season of FEAR THE WALKING DEAD and season two of THE ROOKIE; and (iv) the Company's strong lineup of unscripted television programming as well as the Company's SVOD library. In addition to these entertainment driven revenues, the Company's music business benefited from both strong streaming and publishing revenues during the first nine months of 2020.
eOne segment operating losses were $65.0 million, or -9.3% of segment net revenues for the first nine months of 2020. This loss was driven by $77.7 million of acquisition and integration costs, including $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $24.5 million of advisor fees settled at the closing of the acquisition. Also contributing to the loss is $72.3 million of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition.
Global Operations
The Global Operations segment operating profit of $4.4 million for the first nine months of 2020 compares to an operating profit of $6.3 million for the first nine months of 2019.
Corporate and Eliminations
Operating losses in Corporate and Eliminations for the first nine months of 2020 were $61.1 million, compared to operating profit of $27.6 million for the first nine months of 2019. The Corporate and Eliminations operating loss in the first nine months of 2020 was driven primarily by charges related to the eOne Acquisition; including acquisition and integration costs of $26.6 million and restructuring and related costs of $40.8 million, comprised of severance and retention costs, as well as impairment charges for certain definite-lived intangible assets driven by the change in strategy for the combined company’s entertainment assets. In addition to the charges associated with the eOne Acquisition, the Company incurred $11.6 million of severance charges associated with cost-savings initiatives within the Company’s commercial and Film and TV businesses.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
OPERATING COSTS AND EXPENSES
Third Quarter 2020
Overall, the Company's costs and expenses in the third quarter of 2020 increased compared to the third quarter of 2019 driven by the inclusion of eOne’s operations in the Company’s consolidated financial statements. Costs and expenses stated as percentages of net revenues, are illustrated below for the quarters ended September 27, 2020 and September 29, 2019.

	Quarter Ended
	September 27, 2020	September 29, 2019
Cost of sales	34.3%	39.8%
Program cost amortization	4.8	1.8
Royalties	10.0	8.1
Product development	3.5	4.3
Advertising	7.7	8.9
Amortization of intangibles	2.0	0.8
Selling, distribution and administration	18.3	17.5
Acquisition and related costs	0.3	0.0
Cost of sales for the third quarter of 2020 was $610.1 million, or 34.3% of net revenues, compared to $627.1 million, or 39.8% of net revenues, for the third quarter of 2019.  The decrease of cost of sales as a percentage of net revenues is primarily related to the inclusion of net revenues from eOne, which experiences lower costs of sales sold as a percentage of net sales. To a lesser extent, the cost of sales decrease as a percentage of net revenues was driven by the impact of $3.6 million of foreign exchange and positive brand mix driven by the increase in net sales of MAGIC: THE GATHERING combined with improved inventory costing closeout rates and lower in-freight costs in the third quarter of 2020 due to expedited shipping during the third quarter of 2019.
Program cost amortization increased to $85.4 million, or 4.8% of net revenues, for the third quarter of 2020 from $28.0 million, or 1.8% of net revenues, for the third quarter of 2019. Program costs are capitalized as incurred and amortized using the individual-film-forecast method which matches costs to the related recognized revenue. The increase in this expense both in dollars and as a percentage of net revenues is related to the addition of eOne's business, which experiences higher program cost amortization as a percentage of net sales. Program cost amortization attributable to eOne was 4.3% of net revenues for the third quarter of 2020. This increase was partially offset by lower program cost amortization in 2020 related to the BUMBLEBEE theatrical release which the Company began to amortize during the third quarter of 2019.
Royalty expense for the third quarter of 2020 increased to $176.9 million, or 10.0% of net revenues, compared to $128.0 million, or 8.1% of net revenues, for the third quarter of 2019.  The increase in royalty expense in dollars and as a percentage of net revenues was driven by the inclusion of royalty expense related to eOne operations and was 2.3% of net revenues in the third quarter. This increase was partially offset by lower sales of Partner Brand products in the third quarter of 2020 as compared to the third quarter of 2019.
Product development expense for the third quarter of 2020 was $62.7 million, or 3.5% of net revenues, compared to $67.4 million, or 4.3% of net revenues, for the third quarter of 2019. The decrease in dollars was primarily related to lower spending as a result of global cost savings initiatives combined with savings related to the closure of the Backflip business in the fourth quarter of 2019, partially offset by increased investments in MAGIC: THE GATHERING digital and tabletop gaming.
Advertising expense for the third quarter of 2020 was $137.4 million, or 7.7% of net revenues, compared to $140.3 million, or 8.9% of net revenues, for the third quarter of 2019. The advertising expense decrease in dollars and as a percent of net revenues was driven by lower advertising levels across substantially all of the Company's regions, most notably in Latin America, reflecting the current environment due to COVID-19 impacts. The savings in the third quarter, in dollars, of 2020 were partially offset by the inclusion of the eOne operations during 2020.
Amortization of intangible assets increased to $36.2 million, or 2.0% of net revenues, for the third quarter of 2020, compared to $11.8 million, or 0.8% of net revenues, for the third quarter of 2019. The increase in dollars and as a percentage of net revenues is primarily related to the acquisition of eOne, which contributed intangible asset amortization of $24.7 million, or 1.4% of net revenues, in the third quarter of 2020.
For the third quarter of 2020, the Company's selling, distribution and administration expenses increased to $325.4 million, or 18.3% of net revenues, from $275.4 million, or 17.5% of net revenues, for the third quarter of 2019. The increase in selling,

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
distribution and administration expenses in dollars was driven primarily by the inclusion and consolidation of eOne's operations during 2020. In addition, the increase in selling, distribution and administration expenses reflects higher freight expenses as a result of increased shipments. These increases were partially offset by the impact of cost savings initiatives in the third quarter of 2020 as compared to the third quarter of 2019. Selling, distribution and administration expenses attributable to eOne were 3.3% of net revenues during the third quarter of 2020.
During the three months ended September 27, 2020, the Company incurred $5.9 million of acquisition and related costs in connection with the eOne Acquisition. These expenses were comprised of $4.6 million of acquisition and integration costs, and $1.3 million of severance and retention costs.
First Nine Months of 2020
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the nine month periods ended September 27, 2020 and September 29, 2019.

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cost of sales	30.1%	37.4%
Program cost amortization	7.2	1.8
Royalties	10.3	7.9
Product development	4.7	5.7
Advertising	8.3	9.4
Amortization of intangibles	2.9	1.1
Selling, distribution and administration	23.7	22.7
Acquisition and related costs	4.4	—
Cost of sales for the nine months ended September 27, 2020 decreased to $1,126.0, million or 30.1% of net revenues, from $1,230.8 million, or 37.4% of net revenues for the nine months ended September 29, 2019. The decrease as a percentage of net revenues is primarily related to the acquisition of eOne, which experiences lower cost of sales as a percentage of net sales as well as the impact of $13.8 million of foreign exchange. The cost of sales decrease in dollars during the first nine months of 2020 was driven by positive brand mix due to an increase in net sales of MAGIC: THE GATHERING, and improved inventory costing, partially offset by lower sales of Partner Brand products.
Program cost amortization increased in the first nine months of 2020 to $268.2 million, or 7.2% of net revenues, from $58.1 million, or 1.8% of net revenues, in the first nine months of 2019. Programming costs are capitalized as incurred and amortized using the individual-film-forecast method which matches costs to the related recognized revenue. The increase in dollars, and as a percentage of net revenues, is primarily related to the addition of eOne's business, which experiences higher program cost amortization as a percentage of net sales. Program cost amortization attributable to eOne was 6.5% of net revenues during the first nine months of 2020.
Royalty expense for the nine months ended September 27, 2020 was $387.1 million, or 10.3% of net revenues, compared to $259.0 million, or 7.9% of net revenues, for the nine months ended September 29, 2019. The increase in royalty expense in dollars, and as a percentage of net revenues, was driven by the inclusion of eOne operations during the first nine months of 2020 and was 3.5% of net revenues, partially offset by lower sales of Partner Brand product during the first nine months of 2020 as compared to the first nine months of 2019.
Product development expense for the nine months ended September 27, 2020 decreased to $174.9 million, or 4.7% of net revenues, from $189.2 million, or 5.7% of net revenues, for the nine months ended September 29, 2019. The decrease as a percentage of net revenues was primarily related to eOne, which experiences lower product development expense as a percentage of net sales. The decrease in dollars during the first nine months of 2020 was driven by lower spending as a result of global cost savings initiatives combined with the impact of the closure of the Company's Backflip business during the fourth quarter of 2019. These decreases were partially offset by increased investments in digital gaming, primarily related to the Company's Wizards of the Coast business.
Advertising expense for the nine months ended September 27, 2020 was $311.4 million, or 8.3% of net revenues, compared to $309.7 million, or 9.4% of net revenues, for the nine months ended September 29, 2019. The advertising expense increase in dollars was driven by the acquisition of eOne, partially offset by lower advertising costs related to the Company’s digital gaming initiatives and reduced advertising levels globally, reflecting the current environment due to the impact of COVID-19.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
Amortization of intangible assets was $107.7 million, or 2.9% of net revenues, for the nine months ended September 27, 2020 compared to $35.4 million, or 1.1% of net revenues, in the first nine months of 2019. The increase in dollars and as a percentage of net revenues is primarily related to the acquisition of eOne, which contributed intangible asset amortization of $72.3 million, or 1.9% of net revenues, in the first nine months of 2020.
For the nine months ended September 27, 2020, the Company's selling, distribution and administration expenses increased to $885.7 million, or 23.7% of net revenues, from $748.3 million, or 22.7% of net revenues, for the nine months ended September 29, 2019. The increase in selling, distribution and administration expenses was driven primarily by the inclusion and consolidation of eOne's operations during the first nine months of 2020, combined with $11.6 million of severance charges associated with cost-savings initiatives within the Company’s commercial and Film and TV businesses. This increase was partially offset by lower marketing, sales and warehousing expenses across the regions during the first nine months. Selling, distribution and administration expenses attributable to eOne were 4.2% of net revenues during the first nine months of 2020.
During the first nine months 2020, the Company incurred $166.0 million of acquisition and related costs in connection with the eOne Acquisition. These expenses were comprised of $104.3 million of acquisition and integration costs, primarily related to $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $38.2 million of advisor fees substantially all of which were settled at the closing of the acquisition. Also included in the acquisition and related costs were $61.7 million of restructuring and related costs including severance and retention costs of $20.8 million as well as $40.9 million in impairment charges for certain definite-lived intangible and production assets. The impairment charges of $40.9 million were driven by the change in strategy for the combined company’s entertainment assets.
NON-OPERATING (INCOME) EXPENSE
Interest expense for the third quarter and first nine months of 2020 totaled $49.4 million and $153.7 million, respectively, compared to $22.8 million and $67.1 million in the third quarter and first nine months of 2019, respectively. In connection with the financing of the eOne Acquisition, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities during November 2019 and in the first quarter of 2020, on the date of the closing, borrowed $1.0 billion in term loans provided by a term loan agreement. The increase in interest expense for the third quarter and first nine months of 2020 reflects interest related to these notes and other borrowings associated with the eOne Acquisition, partially offset by lower average short-term borrowings during the first nine months of 2020.
Interest income was $0.7 million and $6.4 million for the third quarter and first nine months of 2020, respectively, compared to $5.5 million and $19.2 million in the third quarter and first nine months of 2019, respectively. Lower average interest rates in 2020 compared to 2019 contributed to the decrease.
Other income, net was $11.3 million and $15.4 million for the third quarter and first nine months of 2020, respectively, compared to other expense, net of $20.2 million and $118.3 million in the third quarter and first nine months of 2019, respectively. The increase for the third quarter was driven by lower foreign currency losses in 2020 compared to 2019, which included a $25.5 million charge related to unrealized losses on foreign exchange forward and option contracts entered into by the Company to limit exposure to foreign currency fluctuations associated with the proposed eOne Acquisition price. Also contributing to the third quarter 2020 increase is a $6.1 million gain related to the sale of the Dragonvale software and brand. The increase for the nine month period was driven by lower pension expense in 2020 due to the $110.8 million non-cash pension charge as a result of the settlement of the Company's U.S. pension plan liability during the second quarter of 2019 combined with the previously discussed lower foreign currency losses in 2020 and gain on the sale of the Dragonvale software and brand.
INCOME TAXES
Income tax expense totaled $79.2 million on pre-tax earnings of $299.2 million in the third quarter of 2020 compared to income tax expense of $46.8 million on pre-tax earnings of $259.7 million in the third quarter of 2019. For the nine-month period, income tax expense totaled $64.3 million on pre-tax earnings of $183.6 million in 2020 compared to income tax expense of $42.3 million on pre-tax earnings of $295.4 million in 2019. The quarter and nine month periods in both 2020 and 2019, as well as the full year 2019, were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first nine months of 2020, favorable discrete tax adjustments were a net benefit of $5.3 million compared to a net benefit of $31.7 million in the first nine months of 2019. The favorable discrete tax adjustments for the first nine months of 2020 primarily relate to the costs related to the acquisition of eOne offset by the revaluation of UK tax attributes as a result of the United Kingdom’s enactment during the quarter of the Finance Act of 2020 which maintains the corporate income tax rate at 19% and an increase of uncertain tax positions based on changes in management judgement. The favorable discrete tax adjustments for the first nine months of 2019 primarily related to the settlement of the U.S. defined benefit pension plan liability, excess tax benefits on share-based payments and the expiration of statutes of limitations for uncertain tax

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
positions. Absent discrete items, the adjusted tax rates for the first nine months of 2020 and 2019 were 19.9% and 18.2%, respectively. The increase in the adjusted tax rate of 19.9% for the first nine months of 2020 is primarily due to the mix of jurisdictions where the Company earned its profits and the impact of the eOne Acquisition.

The UK enacted the Finance Act of 2020 upon receiving royal assent on July 22, 2020. Effective April 1, 2020, the new law maintains the corporate income tax rate at 19% instead of the planned reduction to 17% that was previously enacted in the Finance Act of 2016. Changes in tax laws and rates impact recorded deferred tax assets and liabilities and our effective tax rate. The primary impact resulted from the revaluation of Hasbro’s UK tax attributes, which resulted in an increased tax provision of $13.7 million in the third quarter of 2020.
OTHER INFORMATION
Brexit Referendum
On June 23, 2016, the UK voted in a referendum to leave the European Union (“EU”), commonly referred to as Brexit. The UK government triggered the formal two-year period to negotiate the terms of the UK’s exit on March 29, 2017. These events resulted in an immediate weakening of British pound sterling against the US dollar, and increased volatility in the foreign currency markets which continued into 2020. These fluctuations initially affected Hasbro’s financial results, although the impact was partially mitigated by the Company’s hedging strategy. On January 31, 2020, the UK formally withdrew from the EU, entering a transitional period which is currently expected to end on December 31, 2020. During this transitional period, EU law will continue to apply in the UK while providing time for the UK and EU to negotiate the details of their future relationship. Financial, trade and legal implications of the UK leaving the EU remain uncertain. The Company continues to closely monitor the negotiations and the impact to foreign currency markets, taking appropriate actions to support the Company’s long-term strategy and to mitigate risks in its operational and financial activities. However, the Company cannot predict the direction of Brexit-related developments nor the impact of those developments on our European operations and the economies of the markets in which they operate.
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
The Company’s business is characterized by customer order patterns which vary from year to year largely because of differences each year in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which the Company sells products, and changes in overall economic conditions. As a result, comparisons of the Company's unshipped orders on any date with those at the same date in a prior year are not necessarily indicative of the Company's expected sales for the year. Moreover, quick response inventory management practices result in fewer orders being placed significantly in advance of shipment and more orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is a general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are indicative of future sales. Additionally, the impact of the COVID-19 outbreak to the Company's business seasonality and shipments was significant during the first nine months of 2020. After operating at lower than planned production levels during most of the first quarter due to COVID-19, the Company's third-party manufacturing facilities in China are currently operating at planned capacity for this time of year. Manufacturing and warehouse partners outside of China operated at close to normal levels during much of the first quarter. Beginning in mid-March and continuing into the second quarter, these locations were operating at varying levels of productivity depending on local government and safety considerations however, as of the end of the third quarter, the majority of the Company's third-party manufacturing facilities were up and running. The COVID-19 situation continues to be fluid, but we currently expect all manufacturing facilities to remain operational through the end of 2020, unless a resurgence of COVID-19 cases were to cause further manufacturing shutdowns or restrictions. Additionally, the Company experienced significant growth in its ecommerce business during 2020, as more consumers have turned to online shopping as a result of the COVID-19 outbreak, which provides the Company with less lead-time to ship product as compared to product being shipped to brick and mortar retailers. We believe we are currently well positioned to meet our expected shipping schedule demands however, if manufacturing facilities are impacted by a resurgence in COVID-19, we may not be able to make up for the disruption in supply in the near term.

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
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first nine months of 2020 and 2019 the Company has primarily funded its operations and liquidity needs through cash flows from operations, and when needed, used borrowings under its available lines of credit. In 2020, the Company’s eOne operating segment has used production financing to fund certain of its television and film productions which are arranged on an individual production basis by special purpose production subsidiaries.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
The Company expects to continue to fund its working capital needs primarily through available cash and cash flows from operations as well as production financing facilities and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. With the acquisition of eOne, the Company funds certain of its television and film productions using production financing facilities which are secured by the assets and future revenues of the individual production subsidiaries. Under these facilities, the cash generated by the production may be restricted until the production financing is paid. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its available lines of credit and commercial paper program are adequate to meet its working capital needs over the next twelve months. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures or inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although management believes the risk of nonperformance by the counterparties to the Company's financial facilities is not significant, in times of severe economic downturn in the credit markets it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
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
As of September 27, 2020, the Company's cash and cash equivalents totaled $1,132.4 million, of which $71.2 million is restricted under the Company’s production financing facilities. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were considered indefinitely reinvested by the Company. Tax Cuts and Jobs Act (the "Tax Act") provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of September 27, 2020, the Company has a total liability of $174.5 million related to this tax, $18.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $156.1 million is presented within other liabilities, non-current on the Consolidated Balance Sheets. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, the related earnings in foreign jurisdictions are available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of September 27, 2020 is denominated in the U.S. dollar.

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

	September 27, 2020	September 29, 2019	% Change
Cash and cash equivalents (including restricted cash of $71.2 and $0)	$1,132.4	1,060.4	7%
Accounts receivable, net	1,438.4	1,416.9	2%
Inventories	540.0	589.1	-8%
Prepaid expenses and other current assets	648.2	346.7	87%
Other assets	1,276.1	626.2	104%
Accounts payable and accrued liabilities	1,936.2	1,458.8	33%
Other liabilities	778.5	550.8	41%
Accounts receivable increased to $1,438.4 million at September 27, 2020, compared to $1,416.9 million at September 29, 2019. Absent the unfavorable foreign currency impact of $21.5 million, accounts receivable increased 3%, or $43.1 million. The increase in accounts receivable during the first nine months of 2020 was driven primarily by the inclusion of eOne balances of $177.9 million. Absent eOne, accounts receivable balances decreased across the Company's Latin American, U.S. and Canada and European regions due to improved collections during the nine months ended September 27, 2020 compared to the same period in 2019. Days sales outstanding decreased from 82 days at September 29, 2019 to 74 days at September 27, 2020 primarily due to the mix of sales, improved collections and higher shipments earlier in the quarter.
Inventories decreased to $540.0 million as of September 27, 2020 compared to $589.1 million at September 29, 2019. Absent the unfavorable foreign currency impact of $8.2 million, inventories decreased 7% reflecting lower levels in the U.S. and Canada and Asia Pacific markets primarily due to improved inventory management, offset by higher inventories in Latin America due to higher than normal inventory levels remaining from the fourth quarter of 2019 and lower sales and lower shipments in the first nine months of 2020 due to the impact of COVID-19.
Prepaid expenses and other current assets increased to $648.2 million at September 27, 2020 from $346.7 million at September 29, 2019. The increase was due to higher accrued royalty and licensing income, primarily attributable to accrued revenue balances of $228.6 million associated with eOne's properties and content, higher accrued tax credits related to film and television production costs, the majority of which are attributable to eOne productions, higher prepaid royalty amounts due to payments made in the first quarter of 2020 for the extension of the Company’s Marvel and Lucas agreements and higher prepaid tax balances as a result of lower earnings relative to estimated tax payments. These increases were partially offset by lower unrealized gains on foreign exchange contracts, deferred financing cost balances recorded at September 29, 2019 to secure funding for the purchase of eOne and lower short-term investment balances at September 27, 2020 compared to September 29, 2019.
Other assets increased to approximately $1,276.1 million at September 27, 2020 from $626.2 million at September 29, 2019. The increase was primarily due to eOne's investments in acquired content and production for music, film and television content of $619.5 million. Also contributing to the increase are higher long-term accrued income balances primarily driven by eOne and higher deferred tax balances. These increases were partially offset by lower capitalized television production costs in the legacy Hasbro business.
Accounts payable and accrued liabilities increased to $1,936.2 million at September 27, 2020 from $1,458.8 million at September 29, 2019. The increase was primarily attributable to eOne accrued participation and deferred revenue balances. In addition, increases included higher accrued royalty balances as well as higher accrued interest as a result of higher debt levels in 2020 from the issuance of notes in November 2019 and January 2020. These increases were partially offset by lower accounts payable balances and lower severance accruals as payments made in relation to the Company’s 2018 restructuring actions more than offset the increase from the restructuring actions taken in the second quarter of 2020 as a result of the integration of eOne.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
Other liabilities increased to $778.5 million at September 27, 2020 from $550.8 million at September 29, 2019. The increase was primarily driven by deferred tax liabilities recorded as a result of the eOne Acquisition, higher long-term lease liability balances resulting from the eOne Acquisition and higher reserves for uncertain tax positions. In addition, the balance at September 27, 2020 includes long-term deferred revenue balances of eOne and higher long-term international pension balances due to 2019 year-end actuarial valuations. These increases were offset by a lower transition tax liability balance reflecting the reclassification of the 2021 installment payment.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the quarters ended September 27, 2020 and September 29, 2019.

	September 27, 2020	September 29, 2019
Net cash provided by (used in)
Operating activities	$494.3	$389.6
Investing activities	(4,471.7)	(86.5)
Financing activities	550.5	(417.2)
Net cash provided by operating activities in the first nine months of 2020 was $494.3 million compared to $389.6 million in the first nine months of 2019. The $104.7 million increase in net cash provided by operating activities was primarily attributable to higher collections of accounts receivable balances during the first nine months of 2020 and higher earnings excluding non-cash charges. These increases were partially offset by higher film and television production spend as a result of the inclusion of eOne operations during the first nine months of 2020 as well as royalty advances paid in the first quarter of 2020 related to the extension of the Company’s Marvel and Lucas license agreements that were due to expire in 2020.
Net cash utilized in investing activities was $4,471.7 million in the first nine months of 2020 compared to $86.5 million in the first nine months of 2019.  The increase in 2020 reflects $4.4 billion of cash utilized to acquire eOne, net of cash acquired. As discussed in the Executive Summary, the cash used for the purchase of eOne consisted of the net proceeds from the issuance of an aggregate principal amount of $2.4 billion in senior secured notes in November 2019, net proceeds $975.2 million from of the issuance of approximately 10.6 million shares of common stock in November 2019 and $1.0 billion in term loans drawn in the first quarter of 2020.
Additions to property, plant and equipment were $92.1 million in the first nine months of 2020 compared to $90.8 million in the first nine months of 2019.
Net cash provided by financing activities was $550.5 million in the first nine months of 2020 compared to net cash utilized of $417.2 million in the first nine months of 2019. The increase in cash provided by financing activities was primarily driven by the proceeds from the drawdown of the Company's $1.0 billion in term loans. Also, in the first nine months of 2020, the Company had drawdowns of $38.9 million and repayments of $124.8 million related to eOne production financing loans and paid $47.4 million associated with the redemption of eOne stock awards that were accelerated as a result of the acquisition. In addition, the Company made quarterly principal payments totaling $22.5 million related to the $1.0 billion in term loans described above.
During the first nine months of 2019, the Company paid $100.0 million to Saban Properties related to the 2018 POWER RANGERS acquisition which consisted of a $75.0 million deferred purchase price payment and $25.0 million released from escrow. Cash payments related to the purchases of the Company’s common stock were $60.1 million in the first nine months of 2019. There were no repurchases of the Company’s common stock in the first nine months of 2020 as the Company suspended the program while it prioritizes deleveraging. Dividends paid in the first nine months of 2020 totaled $279.4 million compared to $250.8 million in the first nine months of 2019 primarily reflecting the additional shares issued in the fourth quarter of 2019.
Sources and Uses of Cash
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes.  The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days.  The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis.  The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
of issuance.  Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below.  If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs.  At September 27, 2020, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1,500.0 million. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024.  The Company was in compliance with all covenants as of and for the quarter ended September 27, 2020. The Company had no borrowings outstanding under its committed revolving credit facility as of September 27, 2020. However, letters of credit outstanding under this facility as of September 27, 2020 were approximately $2.7 million. Amounts available and unused under the committed line, at September 27, 2020 were approximately $1,497.3 million, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $23.2 million was utilized at September 27, 2020. Of the amount utilized under, or supported by, the uncommitted lines, approximately $10.0 million and $13.2 million represent outstanding short-term borrowings and letters of credit, respectively.

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
The Company has principal amounts of long-term debt at September 27, 2020 of $5.2 billion, due at varying times from 2021 through 2044. As described above, the Company issued an aggregate of $2.4 billion of senior unsecured long-term debt securities in November 2019 and borrowed $1.0 billion under its term loan facilities on December 30, 2019 in connection with the financing of the eOne Acquisition. Of the total principal amount of long-term debt, $369.3 million is current at September 27, 2020 of which $300.0 million is related to the 3.15% 2021 Notes and $30.0 million is related to principal amortization of the 5-year term loans due December 2024. Additionally, the Company has outstanding production financing facilities at September 27, 2020 of $121.4 million of which $82.2 million is included in long-term debt and $39.2 million is reported as the current portion of long-term debt within the Company's consolidated financial statements, included in Item 1 of this Form10-Q.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
The Company also had letters of credit and other similar instruments of approximately $15.9 million and purchase commitments of approximately $605.9 million outstanding at September 27, 2020.
Through the eOne Acquisition, the Company assumed eOne's existing future obligations for film and television content, future minimum contractual royalty payment obligations and operating lease commitments. Future payments required under these obligations, expressed in millions of dollars as of September 27, 2020, are as follows:

	Remainder 2020	2021	2022	2023	2024	Thereafter	Total
Future film and television obligations	$24.7	52.4	1.9	—	—	—	$79.0
First-look commitments	6.3	20.7	8.4	—	—	—	35.4
Operating lease commitments	23.6	36.0	11.2	10.1	8.8	22.8	112.5
	$54.6	109.1	21.5	10.1	8.8	22.8	$226.9
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
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2020 through 2022 using foreign exchange forward contracts. In addition, during the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the eOne Acquisition purchase price and other transaction related costs using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualified as nontaxable integrated tax hedges. These contracts matured on December 30, 2019 (the closing date of the transaction) and net gains or losses recognized on these contracts in the first nine months of 2020 were immaterial.
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
The Company reflects all forward and option contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At September 27, 2020, these contracts had net unrealized gains of $15.3 million, of which $11.7 million of unrealized gains are recorded in prepaid expenses and other current assets, $4.0 million of unrealized gains are recorded in other assets, $0.3 million of unrealized losses are recorded in accrued liabilities and $0.1 million of unrealized losses are recorded in other liabilities. Included in accumulated other comprehensive loss at September 27, 2020 are deferred gains, net of tax, of $11.5 million, related to these derivatives.
At September 27, 2020, the Company had principal amounts of fixed rate long-term debt of $5.2 billion. Of this long-term debt, $600 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300 million of 3.15% Notes Due 2021 and $300 million of 5.10% Notes Due 2044.  Prior to the debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at September 27, 2020 are deferred losses, net of tax, of $16.9 million related to these derivatives.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 27, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
Except for the acquisition of eOne described below, there were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Risks Related to Business Operations
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
•temporary or permanent closures of, limited reopenings, or other restrictions on businesses, such as retail stores, in which our products and/or the products of our licensees are sold, as well as studios and theaters in which or for which we produce and distribute entertainment content; and
•other negative effects of the coronavirus on our business, including increased risks of accounts receivable collection, bankruptcies of retailers, delays in payment and negotiations with customers or licensees over payment terms or the ability to perform under contracts or licenses.
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
Certain aspects of our entertainment business continue without significant disruption, such as development and pre-production work and our animation business. Other aspects of our entertainment business have been gradually reopening, but on a limited basis and may and continue to be adversely affected by the coronavirus. Specifically, scheduled live-action productions have been delayed or postponed in 2020 due to the shutdown of production work and the closure or limited reopening of studios,

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
theatrical releases have been delayed due to the closure or limited reopening of theaters, and in some cases, global releases have moved to different media platforms, such as streaming services. During this time, we have seen increased interest in our content library as consumers increase watching content at home and we continue to identify other innovative ways of making our content accessible to consumers. In the near term, this interest and these efforts are unlikely to offset the impact to our entertainment business's results due to the shutdown of productions and closure and limited reopening of studios and theaters.
The negative impact to demand can be caused by delays in or reduced purchases from customers and consumers who may be reluctant or unable to leave home or otherwise shop in a normal manner due to restrictions on or closure, either temporarily or permanently, of many retail stores and hobby stores in which our products are sold. Demand has been and may be further impacted due to consumers’ lower discretionary income due to reduced or limited work or unemployment, which has increased dramatically due to the coronavirus.
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
Due the nature of our global business, we have experienced and expect to continue to experience fluctuations in our performance based on the progress of the country in controlling the coronavirus and the maturity of e-commerce in that jurisdiction. For example, we are continuing to experience difficulties in certain countries in Latin America, which have continued to be adversely affected by the number of coronavirus cases and do not have robust e-commerce businesses. Further, countries that may currently be controlling the virus may suffer setbacks as markets, businesses, schools and communities reopen, thereby causing further restrictions or closures of retail stores, studios and production work, all of which could adversely impact our business.
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
We believe we have sufficient liquidity and capital resources available at this time, including approximately $1.1 billion of cash on hand and $1.5 billion available under our revolving credit facility. We are in compliance with our covenants under our revolving credit facility and, while we do not currently foresee a need to borrow under the facility, we believe we would be able to access the facility for the foreseeable future. During this time of uncertainty, however, we are managing our expenses to further preserve our liquidity and we are closely monitoring our customers’ health and collectability of receivables, with some customers having difficulty making payments or requesting extended payment terms at a time when retailers are experiencing challenges and some have filed for bankruptcy.
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
Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: the impact of, and actions and initiatives taken and planned to be taken, to try and manage the negative impact of the global coronavirus outbreak on our business; the ability to achieve our financial and business goals and objectives; the expected adequacy of supply and operation of our manufacturing facilities; the Company's product and entertainment plans, including anticipated entertainment production; anticipated product and entertainment performance; anticipated expenses; and working capital and liquidity. Our actual actions or results may differ materially from those expected

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)
or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties. Factors that might cause such a difference include, but are not limited to:
•our ability to successfully develop and execute plans to mitigate the negative impact of the coronavirus to our business;
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no share repurchases made in the first nine months of 2020. Following the Company’s acquisition of eOne, the Company suspended its share repurchase program while it prioritizes deleveraging. For further discussion related to the eOne Acquisition, see Note 3, "Business Combinations" to our consolidated financial statements, which are included in Part I, Item 1 of this Form 10-Q.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2020
6/29/20 – 7/26/20	—	$—	—	$366,592,558
August 2020
7/27/20 – 8/30/20	—	$—	—	$366,592,558
September 2020
8/31/20 – 9/27/20	—	$—	—	$366,592,558
Total	—	$—	—	$366,592,558
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

10.1*	Transitional Advisory Services Agreement for John Frascotti.

Condensed Notes to Consolidated Financial Statements
(Thousands of Dollars and Shares Except Per Share Data)

31.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

HASBRO, INC.
(Registrant)

Date: November 4, 2020	By: /s/ Deborah Thomas
Deborah Thomas
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)