Form 10-K
period 2020-12-27
HASBRO, INC.
filed 2021-02-24
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    or    No  ☒.
The aggregate market value on June 28, 2020 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $8,825,964,312. The registrant does not have non-voting common stock outstanding.
The number of shares of common stock outstanding as of February 8, 2021 was 137,351,697.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Special Note Regarding Forward-Looking Statements
From time to time, including in this Annual Report on Form 10-K (“Form 10-K”) and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to matters such as: our business and marketing strategies; anticipated financial performance or business prospects in future periods; expected technological and product developments; relationships with customers and suppliers; purchasing patterns of our customers and consumers; efforts to expand ecommerce capabilities; the expected timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers; expected benefits and plans relating to acquired brands, properties and businesses, such as Entertainment One Ltd.; the content and timing of planned entertainment releases including motion pictures, television and digital gaming products; changes in the methods of content distribution, including developing and increased reliance on streaming outlets; marketing and promotional efforts; goals relating to our CSR and ESG activities; research and development activities; geographic plans, adequacy of supply; manufacturing capacity and expectations related to our sources of manufacturing in China; the potential for tariffs and their impact on our business; impact of the coronavirus pandemic and other public health conditions; adequacy of our properties; expected benefits and cost-reductions from certain restructuring actions; capital expenditures; working capital; liquidity and other financial, tax, accounting and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed in the risk factors below and in Part I, Item 1A. Risk Factors, of this Form 10-K are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report.

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These include strategic, operational, global and economic, financial, governmental and legal related risks related to our business. Risks that we deem material are described under “Risk Factors” in Item 1A of this Form 10-K. These risks include, but are not limited to, the following:
Strategic Risks
•We may not successfully develop and expand our owned and our partner brands across our brand blueprint.
•Our ability to build our brands and sell products will suffer if we or our partners fail to successfully develop and deliver engaging storytelling.
•Our competitors may develop and market products and entertainment that is more popular than ours and more sought after by consumers.
•Consumer interests change quickly, making it difficult to develop successful products and entertainment.
•The sophistication of today’s children and array of technology and entertainment offerings available to them create challenges to develop sought after products and storytelling experiences.
•A key to our future success will be our ability to further grow our digital gaming businesses.
•Rapid technological changes occurring in the entertainment industry may harm our business.
•We may lose rights to existing partner content or fail to secure such rights in the future.
•Our third-party licenses may not be profitable if the licensed material does not achieve market appeal.
•The play and entertainment industry is highly competitive, with low barriers to entry.
•Our entertainment business faces significant competition from large and independent studios and producers.
•Acquisitions we complete and investments we make may not provide us with the benefits we expect.

Operational Risks
•We may be unable to develop and introduce products on a timely and cost-effective basis.
•We may be unable to successfully adapt to the increasing use of ecommerce for sales of our products.
•Our retail customer base is highly concentrated, making us susceptible to the success of their businesses.
•Our substantial business, sales and manufacturing outside the U.S. subjects us to risks of international operations.
•Our reliance on third-party manufacturers, particularly in China, presents risks to our business.
•Our entertainment operations are dependent on third-party studios, content producers and distribution channels.
•We may be unable to renew certain long-term output licensing agreements for access to partner brands and the acquisition of content.
•Our success is dependent on the efforts and dedication of our officers and key employees.
•We may be unable to acquire and develop new and diverse talent, thereby making it difficult to compete.
•Our entertainment business could be adversely affected by strikes or other union job actions.
•Our business may be harmed if we are unable to protect our critical intellectual property rights.
•If we do not successfully operate our information technology systems, or if our electronic data is compromised, our business may be harmed.
Global and Economic Risks
•The global coronavirus outbreak has had an adverse effect on our business.
•Global pandemics such as the coronavirus, and the measures governments take in reaction to them, can materially harm our business, such as by shutting down entertainment production, closing retail stores and thus impacting sales of our products, and harming our ability to source and distribute our products.
•Changes in U.S., global or regional economic conditions can harm our business, as well as the markets in which we and our employees, consumers, customers, suppliers and manufacturers operate.
•Tariffs or other trade restrictions can materially harm our ability to source products and increase the cost of those products.
Financial Risks
•Seasonality in our business may cause our quarterly and annual operating results to fluctuate.
•Impairment charges related to acquired assets or films and television programs could harm our results.
•Our financial performance can be impacted by changes in foreign currency rates due to our global business.
•Our indebtedness may limit our availability of cash, cause us to divert cash to fund debt service payments or may it more difficult to take certain other actions.
•We may be unable to obtain or service our external borrowings, or restrictions imposed by such borrowings may be burdensome.
•If we are unable to obtain production financing, on favorable terms or at all, we may be unable to produce certain films and television programs or the costs and risks of doing so may increase substantially.
•Our effective tax rate may vary due to changes in or differing tax law and rules in the territories we operate.
•We could lose certain licenses, incentives and tax credits if certain of our subsidiaries lose Canadian status.
Governmental and Legal Risks
•If we were to violate certain government regulations applicable to our business, our business could be harmed.
•We could be the subject of product liability suits or product recalls, either of which could harm our business.
•We are periodically involved in litigation and similar matters which could entail significant expense.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
PART I

Except as expressly indicated or unless the context otherwise requires, as used herein, “Hasbro”, the “Company”, “we”, or “us”, means Hasbro, Inc., a Rhode Island corporation organized on January 8, 1926, and its subsidiaries.

Item 1.    Business.
Overview
Hasbro, Inc. (“Hasbro”) is a global play and entertainment company committed to Creating the World’s Best Play and Entertainment Experiences. From toys, games and consumer products to television, movies, digital gaming, and other entertainment experiences, we connect to global audiences by bringing to life great innovations, stories and brands across established and inventive platforms. Our iconic brands include NERF, MAGIC: THE GATHERING, MY LITTLE PONY, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, POWER RANGERS, PEPPA PIG and PJ MASKS, as well as premier partner brands. Through our recently acquired global entertainment studio, Entertainment One (“eOne”), we are building our brands globally through great storytelling and content on all screens.

Hasbro

OUR MISSION

Creating the World's Best Play & Entertainment Experiences

OUR PURPOSE

Making the World a Better Place for All Children and All Families

OUR VALUES

PASSION | CREATIVITY | INTEGRITY | COMMUNITY | INCLUSION

At Hasbro, we are committed to making the world a better place for all children, fans and families. We believe that doing well includes doing good in the world and for all our constituents. This is demonstrated in all we do, including through our corporate social responsibility and philanthropy initiatives. We were ranked among the 2020 100 Best Corporate Citizens by 3BL Media, and have been named one of the World’s Most Ethical Companies® by Ethisphere Institute for the past ten years, and one of America’s Most JUST Companies by Forbes and JUST Capital for the past four years.
The terms “Hasbro,” “Company”, “we”, “our” and “us” are used in this report to refer collectively to Hasbro and the subsidiaries through which our businesses are conducted.
Fiscal 2020 Developments
•Acquisition of Entertainment One. Fiscal 2020 began with the completion of our acquisition of eOne, a global entertainment company. eOne adds global children’s brands, such as PEPPA PIG and PJ MASKS to our portfolio, and brings experienced talent, expertise and capabilities across television, film and other forms of entertainment. Throughout 2020 we successfully integrated many parts of our business and have started to achieve synergies as a combined company.
•Coronavirus Pandemic. During fiscal 2020 and continuing into fiscal 2021, the world has been significantly impacted by the novel coronavirus (COVID-19) pandemic. Overall we experienced accelerated growth in our ecommerce, and in particular, sales of games, as consumers did more shopping on-line and families were playing more games while at home. We also experienced increased interest in our Wizards of the Coast table-top gaming and entertainment content, as consumers were searching for entertainment options during the pandemic. The pandemic did, however, have a substantial adverse impact on our business, as well as our employees, consumers, customers, partners, licensees, suppliers and manufacturers, due in part to the preventative measures taken to reduce the spread of the virus. These preventative measures included restrictions on business operations, temporary closures or limited reopening of many retail, manufacturing and entertainment production businesses, shelter-in-place and stay-at-home orders, and other voluntary and government imposed restrictions.
We experienced:
◦Strong consumer and audience demand for games and content;
◦disruptions in supply of products due to closures or reductions in operations at third-party manufacturing facilities across several geographies including, but not limited to, China, India, the United States and Ireland, as well as increased costs and difficulties in shipping and distributing products;
◦adverse sales impact due to changes in consumer purchasing behavior and availability of products to consumers, resulting from retail store closures, limited reopening of retail stores and limitations on the capacity of ecommerce channels to supply additional products;
◦fluctuations in our performance based on the progress of different countries in controlling the coronavirus and the maturity of e-commerce platforms in those markets.
◦limited production of live-action scripted and unscripted live-action entertainment content due to the shutdown and gradual reopening of production studios;
◦delays or postponements of entertainment productions and releases of entertainment content both internally and by our partners; and
◦challenges of working remotely.
In response to these challenges, we developed and continue to develop and execute plans to mitigate the negative impact of COVID-19 to the business. Our responses included:
◦utilizing our global supply chain and existing inventory to work to meet demand, as our manufacturing facilities returned to varying levels of operation;
◦creatively finding ways to accelerate our business online and expand omni-channel to get products to customers;
◦developing innovative ways to enable players to continue to play MAGIC: THE GATHERING games remotely; and
◦continuing to develop new entertainment, including working on animation productions and post-production work, which were able to be worked on remotely.
We have maintained sufficient liquidity and access to capital resources. We also continue to closely manage expenses to further preserve liquidity and we continually monitor customer health and collectability of receivables. The COVID-19 outbreak continues to be fluid and it is difficult to forecast the impact it could have on our future operations. Please see Part I, Item 1A. Risk Factors, of this Form 10-K for further information.

Brand Blueprint Strategy
Our strategic plan is centered around Hasbro’s Brand Blueprint, a framework for bringing compelling and expansive brand experiences to consumers and audiences around the world. Our brands are story-led consumer franchises brought to life through a wide array of consumer products, compelling content offered across a multitude of platforms and media, including a variety of digital experiences, as well as music, publishing and live entertainment.

Hasbro Brand Blueprint

Location Based Experiences
Toys & Games
Digital Gaming
Consumer Insights
BRANDS
PURPOSE
CONTENT
Global Customer Relationships
Publishing
Esports
Licensed Consumer Products
TV & Film
Digital Shorts
Emerging Media
Music/Artists

Hasbro's purpose of making the world a better place for all children, fans and families sits at the center of the Hasbro Brand Blueprint and a key driver of Hasbro brands and content. The development and execution of our brands and content are informed by our proprietary consumer insights, which help us understand the behavior of our consumers, from a consumption of content and play standpoint. We have learned that consumers will travel with a brand that they love across multiple forms and formats, including our core historical strength of toys and games and licensed consumer products, as well as digital gaming and story-led entertainment, including short-form content online and long-form content in television and film.
Our acquisition of eOne expands our brands and the capabilities around the Hasbro Brand Blueprint.
•New Family Brands. eOne adds established preschool brands as well as the capability to build new brands. These highly merchandisable properties include PEPPA PIG and PJ MASKS, as well as emerging properties and other brands that are in development.
•Proven TV and Film Experience. eOne’s proven television and film expertise and leadership enhances our storytelling capabilities in television, film and other mediums. eOne’s independent studios enable us to develop, own and distribute robust and entertaining stories around our brands and other intellectual property, through animation, unscripted and scripted live action television and entertainment as well as in feature films. By developing, owning and strategically distributing content, the acquisition positions us to capture more franchise economics created and perpetuated by differentiated platforms.
As the global consumer landscape, shopping behaviors and the retail and entertainment environments continue to evolve, we continue to adapt and refine our business strategy. This process includes reexamining the ways we organize across the Hasbro Brand Blueprint, re-shaping our business into a more adaptive and digitally-driven organization, expanding our ecommerce capabilities and attracting and developing a high-performing and diverse workforce through human capital investments.
Below is summary of the key areas of focus for activating our brands across the Hasbro Brand Blueprint.
•Toys and Games. We market and sell toys and games based on our owned and controlled brands globally at retail stores, through ecommerce platforms and through our fan-based direct-to-consumer platform, Hasbro PULSE. Additionally, through license agreements with third parties, we develop and sell products based on popular third party partner brands through these channels. Our toys and games include action figures, arts and crafts and creative play products, fashion and other dolls, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, traditional games and many other consumer products which represent an array of internationally recognizable brands that capture the imagination of our consumers worldwide.
Within toys and games, as a leading producer of new and innovative gaming brands and play experiences our gaming business continues to transform game play. To successfully execute our gaming strategy, we consider brands which capitalize on existing trends while evolving our approach to gaming using consumer insights and offering gaming experiences relevant to consumer demand for face-to-face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games.
Our subsidiary, Wizards of the Coast (“Wizards”), is a critical part of our gaming business, driving innovation and growth through its popular role-playing and fantasy card-collecting games such as MAGIC: THE GATHERING and DUNGEONS & DRAGONS. Our traditional game brands include long-time favorites such as MONOPOLY, JENGA, CONNECT 4, THE GAME OF LIFE, SCRABBLE, CLUE and TRIVIAL PURSUIT. Our gaming business also includes new social games brands as well as many other well-known game brands.
•Licensed Consumer Products. We promote our brands through the out-licensing of our intellectual properties to third parties for promotional and merchandising uses in a wide range of consumer products. These include apparel, publishing, home goods and electronics, or in certain situations, toy products where we consider the out-licensing of brands to be more effective and profitable than developing and marketing the products ourselves. We also out-license our brands for uses in theme park attractions, other forms of location-based entertainment and within formats such as film and TV programming. In cases where we license our intellectual property to a third party, we enter into contracts with licensees that pay us either a sales-based or usage-based royalty, or a combination of both, for use of the brands, and, in some cases, the license arrangements are subject to minimum guaranteed amounts or fixed fees, over the term of the license.
•Digital Gaming. We are investing to grow our digital gaming business to further unlock the value of our brands through play and storytelling. This includes development of digital games internally and through third parties. For example, we have developed and launched digital versions of the MAGIC: THE GATHERING card game, MAGIC: THE GATHERING ARENA, and expect to launch this game in mobile applications in 2021. Through Wizards we are working on the development of Dark Alliance, a team-based game and adventure set in the DUNGEONS & DRAGONS world. Additionally, we out-license certain of our brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties, into digital gaming experiences. This includes Baldur's Gate 3 DUNGEONS & DRAGONS game, that we are developing with our partner, Larian Studios.
•Entertainment. A key driver of the Hasbro Brand Blueprint is to reinforce storylines associated with our brands through several entertainment mediums, including television, film, digital content and other programming.
•Throughout 2020, as we integrated eOne's creative talent and network of studios, eOne has assumed the leadership of our entertainment-driven brand storytelling. Our entertainment business is now a fully operational, global studio, that specializes in the development, acquisition, production, financing, distribution and sales of entertainment content. With our cross-platform capabilities, we believe our entertainment business is positioned to leverage film, television and music production and sales, digital content and family programming to create compelling entertainment and drive creativity across brands with merchandising and licensing tie-ins.
◦Family Brands Animation. eOne’s family brands team develops, produces and distributes animation content for children’s properties on a worldwide basis. The principal brand is PEPPA PIG, which was launched in the United Kingdom in May 2004. This brand entertains preschool children worldwide with much of its historical revenue generated through licensing and merchandising programs across multiple retail categories. eOne’s portfolio of preschool brands also includes PJ MASKS, CUPCAKE & DINO: GENERAL SERVICES, and RICKY ZOOM. Given eOne’s expertise in this area, the eOne Family Brands team will continue the development of animation for our brands, including MY LITTLE PONY. This work continued during 2020 despite the pandemic.

◦Television. Television programming based on our brands currently airs in markets throughout the world. Domestically, we distribute programming to Discovery Family Channel (the “Network”), a joint venture between Discovery Communications, Inc. (“Discovery”) and Hasbro which operates a cable television network in the United States dedicated to high-quality children’s and family entertainment and educational programming. Additionally, we distribute certain programming domestically to other outlets. Internationally, we distribute to various broadcasters and cable networks. We also distribute programming globally on various digital platforms, including Netflix. In 2016, Hasbro acquired Boulder Media, an animation studio based in Dublin, Ireland that produces a variety of animation projects, including those for third parties.
With the acquisition of eOne, we have significantly expanded our television production and distribution capabilities. eOne is a major independent producer of television content primarily in North America. eOne focuses on the development, production and acquisition of high-quality television programming for sale to broadcasters and digital platforms globally. eOne develops and produces original television programming for broadcast in its core television production territories of Canada and the U.S., which is then distributed into global markets by eOne’s own international sales network. eOne typically finances its television programming on a production‑by‑production basis by way of production financing facilities. eOne’s original television programming is sold to broadcasters on a series‑by‑series or individual show basis for broadcast on free television, pay television, Subscription Video‑On‑Demand and other digital platforms. Its programming spans a variety of genres, including scripted drama, non‑scripted reality and documentaries, and in multiple formats, including series, television films, mini‑series and specials.
◦Film.
With the addition of eOne’s global independent film business, we have expanded our capabilities in this area. eOne focuses on the production and co-production of a growing number of films, some of which are based on Hasbro brands, as well as the acquisition and development of film production rights and the exploitation of these rights on a multi‑territory basis across all media channels, including cinema, physical home entertainment and broadcast and digital.
In 2020, due to the pandemic, the industry saw delays or postponements in releases of films, or in some cases films were released direct to streaming or to streaming after a limited theater release. We expect these trends could continue in the near future.
In October 2017, we entered into an agreement with Paramount Pictures (“Paramount”) to produce and distribute live action and animated films, as well as television programming based on Hasbro brands over a five-year period. Hasbro’s Allspark Pictures, Allspark Animation and now eOne play an active role alongside Paramount in content development and production under this relationship and Hasbro plays a more significant role in financing the films.
Jointly, with Paramount Pictures, we have several upcoming feature length films with planned release dates in 2021 and 2022, including SNAKE EYES: G.I. JOE ORIGINS, expected to be released in the fall of 2021, a TRANSFORMERS feature length film expected in 2022 as well as a planned DUNGEONS & DRAGONS feature length film.
•Other Brand Blueprint Areas. Other aspects of the Hasbro Brand Blueprint that help drive our storytelling experiences include music, digital content, e-sports, location-based entertainment, and publishing.
◦Music. Through our acquisition of eOne, we operate a music label, which produces and releases music tracks and albums from artists across a wide variety of genres, and we own rights to a sizable catalog of music. Our music business provides a source of music content for film and television productions and allows us to monetize some of the music produced from our films and television programs. We also have a global music business specializing in management, publishing and live events across a wide variety of genres. The music business also includes UK-based Audio Network, an independent creator and publisher of original high quality music for use in film, television, advertising and digital media.
◦Digital Content. We understand the importance of digital content to drive fan engagement, including in gaming and across other media, and of integrating such content with our products. Digital media encompasses digital gaming applications and the creation of digital environments for analog products through the use of complementary digital applications, social media and websites which extend storylines and enhance play.

◦E-sports. We continue to seek innovative ways to bring our traditional games to the digital world, where consumers can experience our brands and compete with each other in a multiplayer online adventure experience. A prime example of this is MAGIC: THE GATHERING ARENA, our digital gaming version of the MAGIC:THE GATHERING trading card game. ARENA, initially launched in 2019, has become a leading e-sports game.
◦Location-Based Entertainment. Location-based entertainment (“LBE”) allows consumers to experience and share our brands. LBE includes licensing our brands to theme parks, water parks, hotels and resorts, family entertainment centers, retail, dining and entertainment, shows, exhibits and exhibitions. These experiences bring our brands to life and further immerse our consumers in our storytelling.
◦Publishing. Licensing our brands to global publishers is another way to bring our brands to consumers in a meaningful way through various publishing formats, from puzzle and trivia books to novels and comics.

Brand Portfolios
We organize and market owned, controlled and licensed intellectual properties within our brand architecture under the following five brand portfolios:
•Franchise Brands
•Partner Brands
•Hasbro Gaming
•Emerging Brands
•TV, Film and Entertainment

FRANCHISE BRANDS

TRANSFORMERS · NERF · My Little Pony · Play-Doh · MONOPOLY · baby alive · MAGIC THE GATHERING

PARTNER BRANDS

STAR WARS · MARVEL · Disney Princess · Disney Frozen · Disney Descendants

BEYBLADE BURST · SESAME STREET · FORTNITE

HASBRO GAMING BRANDS

DEER PONG · Taboo · SCRABBLE · Jenga · OPERATION

Over 70+ Other **Gaming Brands**

DUNGEONS & DRAGONS · CLUE · The Game of LIFE · TRIVIAL PURSUIT · bop it! · Easy-Bake

HASBRO GAMING BRANDS

Emerging Brands >

PJ MASKS · Peppa Pig · Ricky Zoom · Playskool Heroes · Littlest Pet Shop · FurReal · POWER RANGERS · G.I. JOE · PLAYSKOOL · Furby

New/Vault Brands

Additional Brands in Development >

MICRONAUTS · CUBBY HILL

Brand Portfolio	Key Brands	Description and Significant Developments
Franchise Brands	•MAGIC: THE GATHERING •NERF •PLAY-DOH •MONOPOLY •TRANSFORMERS •BABY ALIVE •MY LITTLE PONY
Includes our flagship owned or controlled brands, which we believe can deliver significant revenues, profits and growth across the brand blueprint over the long term.
•In 2020, MAGIC: THE GATHERING and MONOPOLY benefited from consumers playing at home as well as new innovations of these games, such as MAGIC:THE GATHERING'S Zendikar Rising, “The Child” and SUPER MARIO Celebration inspired versions of MONOPOLY.
•While in-person MAGIC: THE GATHERING play and e-sports events were not able to take place during 2020 as a result of the pandemic, remote-play initiatives from our Wizards of the Coast team enabled players to continue creating meaningful experiences through online play.

Partner Brands
•MARVEL, including SPIDER-MAN and THE AVENGERS*
•LUCASFILMS' STAR WARS*
•DISNEY FROZEN*
•BEYBLADE
•DISNEY PRINCESS*
•DREAMWORKS’ TROLLS
•SESAME STREET
•DISNEY‘S DESCENDANTS*
*Owned by The Walt Disney Company (“Disney”)

Includes those brands we license from other parties for which we develop toy and game products. Partner brand revenues fluctuate based primarily on the entertainment releases around these brands in any given year.
•In 2020, we renewed our global toy and game licensed merchandise rights for major Disney entertainment properties Marvel and Star Wars, each for multi-year terms. Under the Marvel license agreement, we continue to develop a wide range of toys and games for Marvel's global Universe of more than 8,000 characters. The Star Wars license agreement includes the rights to develop toys and games based on entertainment like Star Wars: The Clone Wars and The Mandalorian, incorporating favorite characters such as The Child from The Mandalorian.
•2020 product lines were adversely affected due to the postponement or shift of the following releases due to the COVID-19 pandemic:
◦DISNEY’S MULAN (straight to streaming)
◦MARVEL’S BLACK WIDOW (moved to 2021)
◦UNIVERSAL’S TROLLS (straight to streaming)
◦SONY PICTURES GHOSTBUSTERS AFTERLIFE (moved to 2021)
•2019 product lines were supported by the following theatrical releases:
◦MARVEL’S:
▪CAPTAIN MARVEL
▪AVENGERS: END GAME
▪SPIDER-MAN: FAR FROM HOME
◦DISNEY’S FROZEN 2
◦LUCASFILMS’ STAR WARS: THE RISE OF SKYWALKER
Our products were also supported by numerous streaming and broadcast television series of our partners.

Hasbro Gaming	•DUNGEONS & DRAGONS •JENGA •THE GAME OF LIFE •OPERATION •SCRABBLE •TRIVIAL PURSUIT •TWISTER •And many others
Includes the Company’s face-to-face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games.
•During 2020, due in part to the pandemic, we experienced accelerated growth in sales of games, as families were playing more games while at home.

Emerging Brands	•FURREAL FRIENDS •PEPPA PIG •POWER RANGERS •PLAYSKOOL •PJ MASKS •GI JOE •LITTLEST PET SHOP
Includes those brands we own or control which have not yet grown to the significance of a franchise brand, many of which we believe could be potential franchise brands. We also launch new brands in this portfolio.

TV, Film & Entertainment	eOne programming series include: •THE ROOKIE •NURSES •PRIVATE EYES •DESIGNATED SURVIVOR eOne also has numerous TV and Film distribution rights including: •1917 •FEAR THE WALKING DEAD •THE WALKING DEAD
Includes all legacy eOne film, TV and other entertainment related revenues.
•In 2020, due to the pandemic, the entertainment industry saw shutdowns in live-action productions and delays or postponements in releases of productions. In some cases films were released direct to streaming or to streaming after a limited theater release.

Reportable Segments
In 2020, our four principal operating segments were:
•U.S. and Canada
•International
•Entertainment, Licensing and Digital
•eOne
We also have a Global Operations segment which is responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments.

Segment	Description of Segment
U.S. and Canada
•Engaged in the marketing and sale of toy and game products in the U.S. and Canada, including our Wizards of the Coast business. Toy and game products are primarily developed by cross-functional teams, including members of our global development and marketing groups, to establish a cohesive brand direction and assist the segments in establishing certain local marketing programs.

International
•Engaged in the marketing and sale of toy and game products to retailers and wholesalers across Europe, Latin America, South America and the Asia Pacific region and through distributors in those countries where we have no direct presence. As of December 27, 2020, we had offices in more than 35 countries contributing to sales in more than 120 countries.
•We seek to further grow our international business through expansion in Eastern Europe, Asia, Africa and Latin and South America.

Entertainment, Licensing and Digital
•Engaged in consumer products licensing, digital gaming, and Hasbro legacy entertainment operations.
•Digital gaming seeks to promote our brands through the development of digital games based on Hasbro and Wizards of the Coast games. We have relationships with third parties to assist in the development of digital games based on our brands. We also license our brands to third parties engaged in other forms of gaming.
•Consumer products licensing seeks to promote our brands through the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties who develop and offer consumer products.
•Major motion pictures and television programming based on our owned and controlled brands provide both immersive storytelling and the ability for our consumers to enjoy these properties in different formats, which we believe results in increased product sales, royalty revenues, and overall brand awareness as described above.

eOne
•Engaged in the development, acquisition, production, financing, distribution and sale of entertainment content and is comprised of all legacy eOne operations.
•Includes film, television and music production and sales, family programming, merchandising and licensing, digital content and live entertainment.
•Film and TV operations produce film and television content which is sold worldwide to distributors, broadcasters, television networks and streaming platforms. While maintaining ownership of the content rights, we sell content for specific time periods to generate broadcast license fees from television content and to collect minimum guarantees and overage participations from films.
•Acquires third party film and television content.
◦In television, the eOne segment engages in the sale of acquired third party content internationally.
◦For acquired films, eOne obtains territorial rights from independent producers to distribute in those territories and acquires global rights which are sold internationally.
•Family Brands creates, develops and markets children’s brands, primarily through content production that generates revenue from licensing and merchandising royalties through the sale of branded consumer products such as toys and apparel. In addition, these brands generate revenues from advertising video on demand through platforms such as YouTube, subscription video on demand revenues from the sale of content to video streaming platforms such as Netflix, and to a lesser extent, from live show revenues from ticket sales.
•Includes music operations which generate revenues from the distribution of recorded music in physical formats and across digital streaming platforms as well as from music publishing for use in film, television, advertising and digital media. In addition, music generates revenues from artist management and live events.

Global Operations
•Responsible for arranging product manufacturing and sourcing for the U.S. and Canada and International segments.
•Within the U.S. and Ireland, we utilize Cartamundi NV (“Cartamundi”) for game productions under a multi-year agreement in facilities we previously owned that are located in East Longmeadow, Massachusetts and Waterford, Ireland.
•Sourcing for our other products is done through unrelated third-party manufacturers in various Far East countries, principally China, India and Vietnam using a Hong Kong based wholly-owned subsidiary operation for quality control and order coordination purposes. Over time we have increased the amount of product we source outside China, including in India and Vietnam. As of December 27, 2020, 45% of third-party product manufacturing was sourced outside of China.

•Additional Segment Information.
◦To further extend our range of products in the various segments of our business, we sell a portion of our toy and game products to retailers on a direct import basis from the Far East. These sales are reflected in the revenue of the related segment where the customer is geographically located.
◦Certain of our products are licensed to other companies for sale in selected countries where we do not otherwise have a direct business presence.
◦For more financial information regarding our segments, please see note 21 to our consolidated financial statements, included in Part II, Item 8. Financial Statements, of this Form 10-K.
•Fiscal 2021 Reportable Segments. Given the evolution and reorganization of our company in recent years, including as a result of our acquisition of eOne, we plan to realign our reporting segment structure in 2021 to reflect how future operating results will be organized for decision-making purposes and for assessing the Company’s performance. This realignment is expected to integrate the eOne segment and certain legacy Hasbro segments into a new reporting segment structure. However, in 2020, management views eOne’s operations separately from the Hasbro’s legacy business.
Working Capital Requirements; Seasonality
Our working capital needs are financed through cash generated from operations, primarily through the sale of toys and games and secondarily through our consumer products licensing and entertainment operations, and, when necessary, proceeds from short-term borrowings.
Our customer order patterns may vary from year to year largely due to fluctuations in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. A disproportionate volume of our net revenues has historically been earned during the third and fourth quarters leading up to the retail industry’s holiday selling season, including Christmas. As a result, comparisons of unshipped orders on any date with those at the same date in the prior year are not necessarily indicative of our sales for that year. Moreover, quick response, or just-in-time, inventory management practices result in a significant proportion of orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these unshipped orders, at any given date, are necessarily indicative of future sales. We expect retailers will continue to follow this strategy. In 2020 and 2019, the second half of the year accounted for approximately 64% of full year revenues with the third and fourth quarters accounting for approximately 33% and 31%, respectively, of full year net revenues in both years.
Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year, prior to the peak fourth quarter retail selling season. Our accounts receivable balances increase during the third and fourth quarters as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year, however, we have had sufficient liquidity and capital resources throughout 2020 and 2019 and have not had to borrow under our revolving credit facility.

Our entertainment business is also subject to seasonal variations based on the timing of film, television, streaming and digital content releases, which are often determined based on the timing of prime television seasons, certain geographic release dates and competition in the market.
Product Development and Royalties
Development
Our success is dependent on continuous innovation in our play and entertainment offerings and requires ongoing development of new brands and products alongside the redesign of existing products to drive consumer interest and market acceptance. Our toy and game products are developed by a global development function, the costs of which are allocated to the selling entities which comprise our principal operating segments. These costs include activities related to the development, design and engineering of new products and their packaging and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.
Development and related costs associated with Wizards of the Coast products are specifically allocated to that line of business, including significant investments in digital gaming, most notably, for the development of MAGIC: THE GATHERING ARENA, the free-to-play online adaptation of the MAGIC: THE GATHERING card game, launched in 2019 and additional games to be released in the coming years.
In addition to the design and development work performed by our own staff, we work with a number of independent toy and game designers, for whose designs and ideas we compete with other toy and game manufacturers. Rights to such designs and ideas, when acquired or licensed by us, are usually exclusive and the agreements require us to pay the designer a royalty on our net sales of the item. These designer royalty agreements may also provide for advance royalties and minimum guarantees.
Royalties and Participations
We also produce an array of products under licenses based on our partners’ trademarks and copyrights for the names or likenesses of characters from movies, television shows and other entertainment media, or whose rights we compete with other toy and game manufacturers. We refer to these products as Partner Brands. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters may be exclusive for specific products or product lines in specified territories, or may be non-exclusive, in which case our product offerings may be competing with the product offerings of other licensees. In many instances, advance royalties and minimum guarantees are required by these license agreements. Our royalty expense in any given year may also vary depending upon the timing of movie releases and other entertainment media.
Our entertainment offerings also require us to pay royalties and participations to those involved in the creation of the content, such as producers, writers, directors and actors. With the acquisition of eOne, those royalties and participations have become more significant.
Marketing and Sales, Customer Concentration and Advertising
Marketing and Sales
While our global development function focuses on brand and product innovation and re-invention, our global marketing function establishes brand direction and messaging and assists the selling entities in establishing local marketing programs. The global marketing group works cross-functionally with the global development function to deliver unified, brand-specific consumer experiences. The costs of this group are allocated to the selling entities which comprise our principal operating segments. In addition to the global marketing function, our local selling entities employ sales and marketing functions responsible for local market activities and execution.
Our products are sold globally to a broad spectrum of customers, including chain stores, distributors, wholesalers, discount stores, drug stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as ecommerce retailers and direct-to-customer through Hasbro PULSE, our fan-based ecommerce website. Our own sales forces account for the majority of sales of our products with remaining sales generated by independent distributors who, for the most part, sell our products in areas of the world where we do not otherwise maintain a direct presence. The majority of our sales are to large chain stores, distributors, e-retailers and wholesalers.
Customer Concentration
During 2020, net revenues from our top five retail customers accounted for approximately 35% of our consolidated global net revenues, including our largest customers, Wal-Mart Stores, Inc., Amazon.com and Target Corporation, who represented 15%, 10% and 8%, respectively, of consolidated global net revenues. In 2020, ecommerce sales represented a significant portion of overall sales to these customers as consumers increasingly purchased our products online as compared to in-store shopping due to the shutdown and limited access to retail stores during the COVID-19 pandemic. Due to our supply chain and logistics investments in recent years, we were better positioned to handle the increasing amount of ecommerce sales resulting from customers’ changing shopping patterns due to the COVID-19 pandemic. In the U.S. and Canada segment, approximately 59% of our net revenues were derived from our top three customers. Please see Part I, Item 1A. Risk Factors, of this Form 10-K for a further discussion of risks relating to customer concentration.
Advertising
We advertise many of our products extensively and brands through digital marketing and on television. Products are strategically cross-promoted by spotlighting specific products alongside related offerings in a manner that promotes the sale of not only the selected item, but also those complementary products.
As described earlier, the Hasbro Brand Blueprint strategy includes focusing on reinforcing storylines associated with our brands through several mediums, including television, film, digital gaming and live action experiences. Our brands obtain marketing and advertising support through entertainment appearing on major networks globally as well as on various other digital platforms, such as Netflix. In addition, through the leadership of eOne, our brands are supported through animated and live action theatrical releases. The creative talent at eOne will help activate and re-ignite our brands, including brands from our vault, by leading the creation of branded-content. The most current example of this is the MY LITTLE PONY animated film produced by the eOne Family Brands team, which is expected to be released in late 2021.
Many of our new toy and game products are introduced to major customers within one to two years leading up to their year of retail introduction. We have historically showcased certain new products through international toy shows, including New York City, Hong Kong and Nuremburg, Germany. The toy fairs we have attended in the past were either canceled or postponed for 2021 due to the pandemic. Our advertising expenditures are impacted by our product mix in any given year. For example, brands based on major motion picture releases generally require less advertising as a result of the promotional activities around the motion picture release, whereas leading into a major digital gaming launch, our Wizards of the Coast business will have substantial increases to advertising, marketing and promotional expenses to acquire players and promote gaming releases.
Producing, marketing and distributing films and television programming can involve significant costs and the timing of a film’s release can cause our financial results to vary. For instance, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical release and profitability for the film may not be realized until after its theatrical release window.
Manufacturing and Supply Chain
During 2020, the majority of our products were manufactured in third party facilities in the Far East, primarily China, India and Vietnam, as well as in two of our previously owned facilities now operated by Cartamundi, which are located in East Longmeadow, Massachusetts and Waterford, Ireland. Cartamundi continues to manufacture significant quantities of game products for us under a multi-year manufacturing agreement. We are continuing our efforts to diversify our global sourcing mix and decrease our dependence on Chinese manufacturing by increasing production of our products in other countries, including India and Vietnam. As of December 27, 2020, 45% of third-party product manufacturing was sourced outside of China.
Certain eOne products, such as products relating to PEPPA PIG and PJ MASKS, are currently managed and distributed through third-party licensing agents. Beginning in second half 2021, we plan to in-source production, distribution and licensing of certain toy and game products associated with these acquired brands.
During the first part of 2020, we faced manufacturing challenges where operations were either shut down for a period of time due to the COVID-19 pandemic or were operating at limited capacity. Fortunately, during that period, our supply needs were at a lower point of the seasonality of our sales, which are more heavily weighted to the third and fourth quarter of the year. At this time, we believe the manufacturing capacity of our third-party manufacturers, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2021 for our products. However, if we or our suppliers suffer prolonged manufacturing disruptions due to public health conditions, such as the coronavirus, manufacturing capacity of our third-party manufacturers as well as supply of components, accessories and our products may be adversely impacted. See Part I, Item 1A. Risk Factors, of this Form 10-K for further information.

Most of our toys and games are manufactured from basic raw materials such as plastic, paper and cardboard, although certain products also use electronic components. All of these materials are readily available but may be subject to significant fluctuations in price. There are certain chemicals (including phthalates and BPA) that national, state and local governments have restricted or are seeking to restrict or limit the use of; however, we do not believe these restrictions have or will materially impact our business. We generally enter into agreements with suppliers at the beginning of a fiscal year that establish prices for that year. However, significant volatility in the prices of any of these materials may require renegotiation with our suppliers during the year.
Competition
We are a worldwide leader in the development, design, sale and marketing of toys and games and entertainment offerings, operating in a highly competitive business environment. We compete with several large toy and game companies in our product categories, as well as with many smaller United States and international toy and game designers, manufacturers and marketers. We also compete with other companies that offer TV and film content and branded entertainment specific to children and their families. Given the ease of entry into our business we view our primary competition as coming from content providers and toy and game companies who are creating entertainment experiences that compete with our brand-driven storytelling and product experiences for consumer attention and spending. Businesses that create compelling content can readily translate that content into a full range of product offerings. Competition is based primarily on meeting consumer entertainment preferences and on the quality and play value of our products and experiences. To a lesser extent, competition is also based on product pricing.
Our entertainment business competes with other companies that produce and distribute films, television programs and other entertainment content. For example, eOne, as an independent distributor and producer, competes with other major U.S. and international studios that typically release a large number of films annually and command a significant share of box office and streaming revenues and television airtime, as well as other independent film and television production or distribution companies. Many of the major U.S. studios are part of large, diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both in-house distribution capability and varied sources of earnings that may allow them to better offset fluctuations in the financial performance of their film and television operations. Some of these competitors have substantially greater marketing and financial resources than we do and may be able to compete aggressively on pricing in order to increase box office revenues and television airtime or streaming placement. In addition, the resources of the major studios may give them an advantage in acquiring other businesses or assets, including content libraries, that we might also be interested in acquiring. The competition we face may cause us to lose market share, achieve lower prices for our productions or pay more for third party content, any of which could harm our business. Additionally, the Discovery Family Channel, our cable television joint venture with Discovery Communications, Inc. in the U.S., competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees.
In addition to contending with competition from other toy and game and entertainment and storytelling companies, we contend with the phenomenon that children are increasingly sophisticated and have been moving away from traditional toys and games. The variety of digital gaming and digital entertainment offerings available for children has expanded and product life cycles of traditional toys and games have shortened as children move on to more sophisticated offerings at earlier ages. As a result, our products not only compete with those offerings produced by other toy and game manufacturers and companies offering branded family play and entertainment, we also compete, particularly in meeting the demands of older children, with entertainment offerings of many technology companies, such as makers of tablets, mobile devices, video games and other digital gaming products and screens, and social media companies.
The changing trends in consumer preferences with respect to entertainment and low barriers to entry as well as the emergence of new technologies and different mediums for viewing content, such as streaming, continually creates new opportunities for existing competitors and start-ups to develop products and offerings that compete with our entertainment and toy and game offerings.
Corporate Social Responsibility (CSR)
Overview
At Hasbro, we understand that doing well includes doing good in the world and for all our constituents. Environmental, Social, and Corporate Governance (ESG) has gone from being an important consideration in our business strategy to being a central focus, integral to our success. The priority ESG areas where we are deeply invested in tackling are ethical sourcing, environmental sustainability, product safety and culture & human capital. Each of these areas has a wider aperture in today’s world and within our current business.

Business Leadership During Covid-19
For Hasbro, the Covid-19 pandemic focused our attention and resources on the health, safety and well-being of our employees, supply chains and communities around the world. At the same time, we continued to make meaningful progress across all of our CSR priority areas, including Environmental Responsibility, Product & Content Safety, Human Rights & Ethical Sourcing and Culture & Human Capital Management, including Diversity & Inclusion.
Building on Our Success and Reaching New Heights
We continue to build and execute innovative, best-in-class CSR & ESG strategies and programs that resonate with our stakeholders and serve Hasbro’s purpose to make the world a better place for all children, fans and families.
Below are some of the highlights from 2019 and 2020:

Eliminate plastic in packaging by end of 2022

Signed the

CEO ACT!ON FOR DIVERSITY & INCLUSION

pledge

100%

of suppliers piloted the **Higg Index** environmental assessment tool

100%

of suppliers

reviewed at least annually for **human rights** and **ethical sourcing**

Global expansion of

Hasbro Toy Recycling Program

now available in U.S., Canada, Brazil, U.K., Germany & France

95%

employee volunteer participation

globally in 2019

Achieved 99.7% renewable energy goal

Some of our recent accolades in the CSR area include:

•2021 World’s Most Ethical Companies (Ethisphere) – 10th consecutive year on list
•2021 America’s Most Just Companies, ranked #1 in Household Goods & Apparel category
•2020 100 Best Corporate Citizens by 3BL Media – 9th consecutive year on the list
•2020 America’s Most Responsible Companies (Newsweek) – #46/300
•In 2020, Hasbro’s first-in-the-industry Toy Recycling program won the Gold Play for Change Award in the Environmental Sustainability category at the Toy Industries of Europe (TIE) Play for Change Awards
•100 percent on the Human Rights Campaign’s (HRC’s) 2020 Corporate Equality Index, noting Hasbro is one of America’s top companies for LGBTQ+ Workplace Equality
•2020 Walmart Project Gigaton “Giga-Guru”
•2019 100 Best Companies for Working Mothers from Working Mother Magazine and one of the magazine’s 2020 100 Best Companies for Dads
•2019 Most Reputable U.S. Companies (Reputation Institute) – #7/390
•In 2019, Hasbro rated highest in the Travel and Leisure Category by the Responsible Sourcing Network and in the top six percent of companies reporting for our work addressing conflict minerals in the supply chain
•2019 50 Best ESG Companies (Investor’s Business Daily) – #9
•2019 Top 100 Sustainable Companies (Barron’s) – #32
•Points of Light Foundation Civic 50 – Recognizing the “Most Community Minded Companies in the United States.” Hasbro has been named to the list every year since the initiative began in 2012

Key Areas of Focus
In addition to our efforts on human capital management described below, some key areas of focus for us include the critical importance of environmental responsibility, human rights and ethical sourcing.
•Environmental Responsibility. We recognize the impact our business can have on the environment and are working to reduce our footprint. We view sustainability challenges as opportunities to innovate and to continuously improve our product design and operational efficiencies. The long-term viability and health of our own operations and our supply chain, and the significant potential for environmental improvements, are critical to our business success.
Climate change and its risks are issues we continue to monitor and manage. In addition to initiatives to reduce our energy consumption and improve energy efficiency, we support projects that increase the generation of renewable energy in the marketplace. We continued to meet our renewable energy goal, reaching virtually 100 percent (99.7%) in our owned and operated facilities. To address the greenhouse gases generated by electricity consumption, Hasbro purchases Renewable Energy Certificates (RECs) which support the production of renewable energy such as wind, solar, thermal and similar renewable sources, at levels equal to what we use from the public grid. These RECs are bought in and applied to the markets where the energy is used by Hasbro facilities across the globe.
We purchase carbon offsets to address the remaining GHG emissions generated by the use of gas and liquid fuel at our leased and owned facilities, company vehicles, all employee business air travel and the remaining small amount of emissions generated by electricity consumption at our facilities in markets where RECs are not available.
We have also begun to evaluate the climate impacts of our supply chain. In 2019, we began a comprehensive measurement of our supply chain footprint, with virtually 100% of our suppliers participating. Our next step will be to set reduction goals for our suppliers. Hasbro is also currently evaluating the possibility of setting a net zero emissions goal and incorporating corresponding science-based targets.
Other key goals and objectives in this area include:
◦Eliminating virtually all plastic in packaging for new products by the end of 2022.
◦Expanding our industry-first toy recycling program, in partnership with TerraCycle (a leader in product recycling outside of municipal recycling), from the U.S., France, Germany, Brazil, Canada, and the U.K. to additional markets in the European Union.
◦Achieving on an annual basis 100% renewable energy use across owned/operated facilities.
◦Reducing energy consumption by 25%, greenhouse gas emissions by 20%, waste to landfill by 59%, and water consumption by 15%, by the end of 2025.
•Human Rights and Ethical Sourcing. Our Human Rights & Ethical Sourcing program, first launched in 1993, is dedicated to ensuring that facilities involved in the production of our toys and games or licensed consumer products comply with Hasbro’s Global Business Ethics Principles. The program is designed to provide fair and safe working conditions; treat all workers with fairness, dignity and respect; and engage with our suppliers to address safety, health and the environmental impacts of our supply chain. While working on these issues with partners, suppliers, third-party factories and licensees is complex, we remain vigilant in our commitment to ensure workers in our supply chain are treated in accordance with applicable laws and our high ethical standards.
Key goals and objectives in this area include:
◦On an annual basis, achieve 100% social compliance audit rate for all third-party vendor and major sub-contractor facilities, as well as 100% follow-up audit rate for all facilities with pending remediation issues.
◦Requiring third-party factories to participate and complete the Hasbro Ethical Sourcing Academy, a 30-hour, e-learning social compliance course, which trains and reinforces Hasbro’s rigorous ethical sourcing requirements. This mandatory online training is in addition to monthly in-person vendor workshops that the Hasbro Ethical Sourcing team hosts in our sourcing office locations around the world.

◦Empowering female factory workers through our Worker Well-Being program through training on life-enhancing skills and knowledge such as nutrition, reproductive health, problem solving and financial literacy.
Human Capital Management
Overview
Our key human capital management objectives are to attract, develop and retain a talented diverse workforce. The experience, dedication and diverse backgrounds of our employees are at the heart of our success, energizing everything we do, from developing innovative products to creating immersive entertainment experiences. Working together, we seek to create a culture of Community, Creativity, Inclusion, Integrity and Passion in which everyone feels valued and empowered to deliver their best every day. As our organization continues to grow and evolve, we remain steadfast in our ambition to provide a supportive and inclusive community that is the best place our employees ever work.
Employees
As of December 27, 2020, we employed 6,822 people worldwide, with approximately 50% of our employees in the North America (41% in the United States), 27% in Europe, and 17% in Asia Pacific. As of fiscal year end, approximately 55% of our global workforce was female, 42% of our employees in managerial roles (meaning director level and above) were female, and minorities represented approximately 19% of the Company's U.S. workforce, of which 10% of our U.S. employees in managerial roles were minorities. Approximately 10% of our employees are covered by unions or collective bargaining agreements.
Governance
Our governance of human capital starts with our board of directors. The Nominating, Governance and Social Responsibility Committee of the Board of Directors oversees the Company policies and practices with respect to significant issues of corporate social responsibility, including aspects of human capital management, such as diversity and inclusion. The Compensation Committee of our Board of Directors oversees our compensation programs.
For corporate social responsibility objectives, our chairman and CEO chairs an internal executive CSR Committee, comprised of senior management and leadership, that sets the strategic direction for CSR policies and initiatives, and ensures their integration throughout the entire global organization. Our corporate CSR team, led by our Chief Purpose Officer, works cross-functionally to develop and implement strategic initiatives across our company and advise on key issues. Additionally, our Chief Human Resources Officer ("CHRO"), is responsible for developing and executing key aspects of our human capital strategy, including the attraction, acquisition, development and engagement of talent to deliver on the Company’s strategy and the design of competitive compensation and employee benefit programs.
Key Areas of Focus
•Diversity and Inclusion (D&I). We believe that the more inclusive we are as a company, the more effective our employees will be and the stronger our business will perform. Hasbro views D&I as a strategic CSR priority that is linked to the future success of our business and the growth of our brands. In 2018, our Chairman and CEO, Brian Goldner, along with 800 other CEOs, signed on to the CEO Action for Diversity and Inclusion pledge, developed by the accounting firm PwC, to publicly affirm Hasbro’s commitment to D&I as a fundamental value and corporate priority. A summary of some of the significant steps we have taken to further build a culture of D&I within our organization include:
◦Establishing a D&I function responsible for D&I programs and initiatives, talent acquisition and employee engagement.
◦Holding numerous meetings with employees across the U.S., outlining the business case for D&I.
◦Launching a Global Diversity, Inclusion and Belonging program to discuss employee experiences and concerns in the after-math of social unrest.
◦Implementing unconscious bias training to help acknowledge subtle biases, which impact employee and management behavior, from hiring to project team selections and people management.
◦Setting aggressive D&I goals for the organization that include:
▪Increasing the percentage of women in director and above roles globally to 50% by 2025;

▪Expanding ethnically and racially diverse employee representation in the U.S. to 25% by 2025; and
▪Including a 50% diverse slate of candidates for all open U.S. positions where there is underrepresentation.
•Employee Engagement. At Hasbro, we support 12 Employee Resource Groups (ERGs), with nearly 1,000 members, reflecting our diverse employee population and the dynamic opportunities for employee engagement. These groups give voice to member concerns, create opportunities for networking and leadership skills development, aid in employee recruitment and retention efforts, and celebrate ethnic and cultural themes important to our workforce. In addition to our ERGs, we established a Business Resource Group (BRG), which provides a channel for the ERGs to consult on business decisions and programs, many related to diversity, as well as on the marketing, design and content of products.
•Compensation, Health, Safety & Well-being of Employees. Employee attraction, development and retention has long been a key Hasbro priority. We recognize and reward our employees with a total rewards package that includes competitive base pay, equity compensation (for certain levels), annual incentives, product discounts and other comprehensive benefits, including wellness programs that help people integrate work and life commitments. We regularly review salary ratios for men and women in similar roles to help maintain internal equity and market competitiveness across the globe, including among managers. We review both industry and local market data at least annually to identify trends and market gaps in order to maintain the competitiveness of our compensation and employee benefit programs. When designing our compensation and employee benefit programs, we also look beyond the fundamentals of these important components and consider the bigger picture of how these programs contribute to the overall employee experience.
We also realize that employee health and wellness is an important area to be well managed. We support our colleagues’ wellbeing, which includes mental, physical and financial wellness, through a number of programs, including:
◦Employee Wellness & Happiness Teams organized in our major offices that offer wellness programs.
◦Robust employee assistance programs, including virtual therapy sessions, that help employees experiencing stress or other mental health needs.
◦Childcare solutions, including in-home and back-up care, as well as back-up adult and elder care for employees balancing work with childcare or elder care needs.
◦Webinars for managers to help identify risk factors and types of mental health issues.
◦A commitment to flexible work arrangements to help employees with work-life balance and to take care of health needs.
◦Financial wellness resources offered by third party vendors with whom we work that can assist our employees with retirement and other financial planning services.
2020 marked an enormous test of our organization’s resilience, which included adapting to the significant shift to remote working due to the COVID-19 pandemic. As part of our ongoing commitment to supporting our diverse and geographically dispersed employee population, we issued regular and frequent communications to ensure the health, safety and welfare of our employees. We encourage a continuous dialogue with our employees by inviting their feedback and, as a result, we continue to learn about and respond to their concerns. We provided technological tools, ergonomic support, internet capacity, mental health support and many other tools designed to support our workforce in working effectively in their homes or safely on site, if their jobs so required it. We developed engaging COVID-19 handbooks for employees returning to work in our offices around the world and implemented robust employee health and safety protocols and sanitization in our owned and operated offices and facilities globally. We provided employees with a stipend to help them with expenses relating to remote work. In the U.S., we adopted changes to certain employee benefit plans that were authorized by legislation enacted as a result of COVID-19 to allow greater flexibility and broader coverage to our employees in the event they were negatively impacted by COVID-19. Our employees’ health, safety and well-being during the pandemic is our top priority.
•Training and Talent Development. We are committed to the continued development of our people. Strategic talent reviews and succession planning occur on a planned cadence annually – globally and across all business areas. The CEO and CHRO convene meetings with senior company leadership and the Board of Directors to review top company talent. The Company provides opportunities for the Company's internal employees to grow their careers. We have programs and training to help develop our employees, such as the Hasbro Management Academy, a global program for managers that identifies and describes what it takes to be an effective leader at Hasbro. We invest in the development of our employees by providing both in-house training and opportunities to participate in third party programs, including both specialized training and broader academic pursuits.
•Community. The power of service is core to our employee culture. Employees have the benefit of taking four hours of paid time off every month to volunteer with programs and organizations that benefit children. In addition, team-building company-sponsored volunteer projects are organized throughout the year allowing groups of employees to make a meaningful difference in the community through service. These programs include our Global Day of Joy, Hasbro’s annual company-wide day of service. Every year in December, employees from each Hasbro office around the world participate in service projects to benefit child-focused organizations. In 2020, approximately 5,200 employees around the world completed more than 14,000 service hours to make a difference for more than 100,000 children.
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
Government Regulation
Our toy and game products sold in the United States are subject to the provisions of The Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008, (as amended, the “CPSIA”), The Federal Hazardous Substances Act (the “FHSA”), The Flammable Fabrics Act (the “FFA”), and the regulations promulgated thereunder. In addition, a few of our products, such as the food mixes for our EASY-BAKE ovens, are also subject to regulation by the Food and Drug Administration.
The CPSIA empowers the Consumer Product Safety Commission (the “CPSC”) to take action against hazards presented by consumer products, including the formulation and implementation of regulations and uniform safety standards. The CPSC has the authority to seek to declare a product “a banned hazardous substance” under the CPSIA and to ban it from commerce. The CPSC can file an action to seize and condemn an “imminently hazardous consumer product” under the CPSIA and may also order equitable remedies such as recall, replacement, repair or refund for the product. The FHSA provides for the repurchase by the manufacturer of articles that are banned.
Consumer product safety laws also exist in some states and cities within the United States and in many international markets including Canada, Australia and Europe. We utilize independent third party laboratories that employ testing and other procedures intended to maintain compliance with the CPSIA, the FHSA, the FFA, other applicable domestic and international product standards, and our own standards. Any material product recall or other safety issue impacting our products could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, could damage our reputation and could negatively affect sales of our other products as well.
The Children’s Television Act of 1990 and the rules and regulations of the United States Federal Communications Commission, the rules and regulations of the Federal Trade Commission, as well as the laws of certain other countries, also place limitations on television commercials during children’s programming and on advertising in other forms to children, and on the collection of information from children, such as restrictions on collecting information from children under the age of thirteen subject to the provisions of the Children’s Online Privacy Protection Act.
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
Our Canadian television and film operations benefit from certain funding and tax credits for certain productions in Canada. To continue to avail ourselves of these benefits, we plan to comply with applicable regulations and directives of the Investment Canada Act and the Minister of Canadian Heritage.

Our Executive Officers
The following persons are our executive officers. Such executive officers are elected annually. The position(s) and office(s) listed below are the principal position(s) and office(s) held by such persons with the Company. The persons listed below generally also serve as officers and directors of certain of our various subsidiaries at our request.

Name	Age	Position and Office Held	Period Serving in Current Position
Brian D. Goldner(1)	57	Chairman of the Board and Chief Executive Officer	Since 2017
John A. Frascotti(2)	60	President and Chief Operating Officer	Since 2018
Darren Throop(3)	56	Chief Executive Officer, Entertainment One	Since 2020
Deborah M. Thomas(4)	57	Executive Vice President and Chief Financial Officer	Since 2013
Tom Courtney(5)	60	Executive Vice President, Chief Global Operations Officer	Since 2017
Michael Hogg(6)	66	Executive Vice President and Chief Commercial Officer	Since 2020
Dolph Johnson	62	Executive Vice President and Chief Human Resources Officer	Since 2012
Tarrant Sibley(7)	52	Executive Vice President and Chief Legal Officer and Secretary	Since 2019

(1) Prior thereto, Chairman of the Board, President and Chief Executive Officer from 2015 to 2017; prior thereto, President and Chief Executive Officer from 2008 to 2015.
(2) Prior thereto, President from 2017 to 2018; President Hasbro Brands from 2014 to 2017; Executive Vice President and Chief Marketing Officer from 2013 to 2014; and Senior Vice President and Global Chief Marketing Officer from 2008 to 2013. Mr. Frascotti will be retiring from Hasbro at the end of March 2021.

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
Investors and others should note that we announce material financial information to our investors using our investor relations website at www.hasbro.com, under “Corporate — Investors”, SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our shareholders and the public about our Company, our products and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels listed on our investor relations website. Hasbro has used, and intends to continue to use, our investor relations website, as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our articles of incorporation, bylaws, governance guidelines, committee charters, and code of business conduct and ethics, is also available on our investor relations website https://hasbro.gcs-web.com, under “Corporate — Investors — Corporate Governance.” The contents of our website are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.    Risk Factors.
In evaluating our business, the material risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission should be considered carefully. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, financial condition, cash flow or results of operations. This report contains forward-looking statements; please refer to the cautionary statements made under the heading "Special Note Regarding Forward-Looking Statements" for more information on the qualifications and limitations on forward-looking statements.
Strategic Risks Related to Our Business
If we are not successful in developing and expanding our owned and our partner brands across our brand blueprint our business will suffer.
We have made a strategic decision to focus on fewer, larger global brands with an emphasis on developing and expanding those of our owned and key partner brands, which we view as having the largest global potential. As we concentrate our efforts on a more select group of brands, we believe we can gain additional leverage and enhance the consumer experience. This focus means that our success depends disproportionately on our and our partners’ ability to successfully develop this select group of brands across our brand blueprint and to maintain and extend the reach and relevance of these brands to global consumers in a wide array of markets. This strategy has required us to acquire, build and develop our competencies in storytelling, digital gaming, consumer products and entertainment. Acquiring, developing and growing these competencies has required significant effort, time and money, with no assurance of success. If we are unable to successfully develop, maintain and expand our owned and key partner brands, continue to drive their relevance to consumers and grow sales of products and storytelling experiences based on those brands, our business performance will suffer.
If we or our partners fail to successfully develop and deliver engaging storytelling through entertainment media our ability to build our brands and sell products will suffer.
Engaging storytelling offered through entertainment media, such as television, films, digital content and other media, has become increasingly important as a way for consumers to experience our and our partners’ brands. The success, or lack of success, of such entertainment media efforts can significantly impact the demand for our products and our financial performance. We spend considerable resources in designing and developing products in conjunction with our and our partners’ planned media releases. We also rely heavily on the efforts of third parties, such as licensors, film studios, content producers and distribution channels with whom we work, with respect to the development of content and timing of media development, release dates and the ultimate consumer interest in and success of these media efforts. We do not fully control when or if any particular project will be greenlit, developed or released, and our licensors, media partners or other third parties may change their plans with respect to projects and release dates or cancel development all together. Lack of control can make it difficult for us to get entertainment projects developed, plan future entertainment slates and to successfully develop and market products in conjunction with such entertainment projects, given the lengthy lead times involved in product development and successful marketing efforts. Any delay or cancellation of planned product development work, releases, or media support may decrease the number of products we sell, which may harm our business. In 2020, productions and entertainment releases were delayed due to the shutdown of productions and theaters during the Covid-19 pandemic. These delays and shutdowns had an adverse effect on our results during 2020. If films, television shows, or any other key entertainment content for which we develop and market products are not as successful as we and our partners anticipate, our revenues and earnings will decline.
Consumer interests change rapidly and acceptance of products and entertainment offerings are influenced by outside factors, making it difficult to create storytelling experiences and to design and develop products and entertainment offerings which are and will continue to be popular with children, families and audiences.
The interests of children, families and audiences evolve extremely quickly and can change dramatically from year to year and by geography. To be successful, we must correctly anticipate the types of entertainment, products and play patterns which will capture consumers’ interests and imagination, and quickly develop and introduce innovative products and engaging entertainment which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever-increasing utilization of technology and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever-changing and expanding pipeline of entertainment and consumer properties and products which compete for consumer interest and acceptance, create an environment in which some products and entertainment offerings can fail to achieve consumer acceptance, and other products and entertainment offerings can be popular during a certain period of time but then be rapidly replaced. As a result, our products and entertainment offerings often have short consumer life cycles.
Consumer acceptance of our or our partners’ entertainment offerings is also affected by outside factors, such as critical reviews, promotions, the quality and acceptance of films and television programs and content released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public tastes generally, all of which could change rapidly and most of which are beyond our control. There can be no assurance that television programs and films we produce or distribute will obtain favorable reviews or ratings, that films we produce or distribute will be popular with consumers and perform well at the box office or in other distribution channels, or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library.
If we devote time and resources to developing and marketing products or entertainment that consumers do not accept or do not find interesting enough to buy in sufficient quantities to be profitable to us, our revenues and profits may decline and our business performance may be harmed. Similarly, if our product offerings and entertainment fail to correctly anticipate consumer interests, our revenues and earnings will be reduced.
The challenge of continuously developing and offering products and storytelling experiences that are sought after by children is compounded by the sophistication of today’s children and the increasing array of technology and entertainment offerings available to them.
Children are increasingly utilizing electronic devices, such as computers, tablets and mobile phones, and they are expanding their interests to a wider array of innovative, technology-driven entertainment products and digital and social media offerings at younger and younger ages. Our products and digital games business compete with the offerings of consumer electronics companies, gaming, digital media and social media companies. To meet this challenge we, and our competitors, are investing in, designing and marketing products and digital games which incorporate more technology, seek to integrate digital and analog play, and aim to capitalize on new play patterns and increased consumption of digital and social media. There can be no assurance our brands, products and digital games will successfully compete with other offerings or will achieve or sustain popularity.
We continue to invest in digital gaming and technology, particularly through our Wizards of the Coast business. Costs associated with designing, developing and producing digital games and technologically advanced or sophisticated toy products tend to be higher than for many of our other more traditional products, such as board and trading card games and action figures. The ability to sell enough of these advanced products, at prices high enough to recoup our costs and make a profit, is constrained by heavy competition in consumer electronics and entertainment offerings and can be further constrained by difficult economic conditions. As a result, we face increased risk of not achieving sales sufficient to recover our costs and we may lose money on the development and sale of these products. Additionally, designing, developing and producing digital and technologically advanced or sophisticated products requires different competencies and follows different timelines than traditional toys and games. Delays in the design, development or production of these products could have a significant impact on our ability to successfully offer such products. In addition, the pace of change in product offerings and consumer tastes in the electronics and digital gaming areas is potentially even greater than for our other products. This pace of change means that the window in which a product can achieve and maintain consumer interest may be even shorter than traditional toys and games.
If we fail to respond to or capitalize on the rapid technological development in the entertainment industry, including changes in entertainment delivery formats, our business could be harmed.
The entertainment industry experiences frequent change driven by technological development, including developments with respect to the formats through which films, television programming, other episodic content and recorded music are delivered to consumers. With rapid technological changes and dramatically expanded digital content offerings, the scale and scope of these changes have accelerated in recent years. For example, consumers are increasingly accessing television, film and other episodic content on streaming and digital content networks, such as Netflix, Amazon Prime Video, Hulu, Disney+ and Apple TV+. Similarly, as a result of the Covid-19 pandemic, entertainment offerings have gone direct to streaming channels as opposed to theaters or have gone to streaming channels after only a short period of time in the theaters. Technological as well as other changes caused by the pandemic have caused significant disruption to the retail distribution of entertainment offerings, and have caused and could in the future cause a negative impact on sales of our products and other forms of monetization of content, especially those which are reliant on box office success. We may lose opportunities to capitalize on changing market dynamics, technological innovations or consumer tastes if we do not adapt our content offerings or distribution capabilities in a timely manner. The overall effect that technological development and new digital distribution platforms have on the revenue and profits we derive from our entertainment content, including from merchandise sales derived from such content, and the additional costs associated with changing markets, media platforms and technologies, is unpredictable. If we fail to accurately assess and effectively respond to changes in technology and consumer behavior in the entertainment industry, our business may be harmed.
We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.
The success of entertainment properties for which we have a license, such as MARVEL, STAR WARS, DISNEY FROZEN, BEYBLADE, DISNEY PRINCESS and SESAME STREET, and the ability of us to successfully market and sell related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.
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
The play and entertainment industry is highly competitive and the barriers to entry are low. If we are unable to compete effectively with existing or new competitors, our revenues, market share and profitability could decline.
The play and entertainment industry is highly competitive. We compete in the U.S. and internationally with a wide array of large and small manufacturers, marketers, and sellers of analog toys and games, products which combine analog and digital play, digital gaming products, and other entertainment and consumer products, as well as with retailers who offer such products under their own private labels often at lower prices. In addition, we compete with companies who are focused on building their brands across multiple product and consumer categories, including through entertainment offerings. Across our business, we face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking ideas which will appeal to consumers, and introducing new products that compete with our products for consumer acceptance and purchase.
In addition to existing competitors, the barriers to entry for new participants in the play and entertainment industry are low, and the increasing importance of digital media and the heightened connection between digital media and consumer interest, has further increased the ability for new participants to enter our markets, and has broadened the array of companies we compete with. New participants with a popular product idea or entertainment property can gain access to consumers and become a significant source of competition for our products in a very short period of time. These existing and new competitors may be able to respond more rapidly than us to changes in consumer preferences. Our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products, lower our revenues and lower our profitability.
Our entertainment business faces competition from major film studios and television production companies as well as other independent distributors and independent content producers.
The success of our brand blueprint strategy is dependent in part on our ability to produce and distribute entertainment offerings that consumers want to experience and that create further awareness of our brands and products. Our independent studios, now operated by eOne, compete with major U.S. and international studios, that typically release a large number of films annually and command a significant share of box office revenues, streaming revenues, and television airtime, as well as other independent film and television production or distribution companies.
Many of the major U.S. studios are part of large, diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both in‑house distribution capability and varied sources of earnings that may allow them to better offset fluctuations in the financial performance of their film and television operations. Some of these competitors have substantially greater marketing and financial resources than we do and may be able to compete aggressively on pricing in order to increase box office revenues, obtain distribution rights and obtain television airtime. In addition, the resources of the major studios may give them an advantage in acquiring other businesses or assets, including content libraries, that we might also be interested in acquiring. The competition we face may cause us to lose market share, achieve lower prices for our productions or pay more for third‑party content, any of which could harm our business.
We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.
Acquisitions and investments have been a component of our growth and the development of our business, such as our recent acquisition of eOne. Acquisitions can broaden and diversify our brand holdings and product offerings, and allow us to build additional capabilities and competencies around our brand blueprint, such as our acquisition of eOne which added proven television and film capabilities.
We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed or reduced in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. We cannot guarantee that any acquisition or investment we may make will be successful or beneficial, and acquisitions can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.
Operational Risks Related to our Business
An inability to develop and introduce planned products, product lines and new brands in a timely and cost-effective manner or our inability to adapt to ecommerce may damage our business.
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
Further, ecommerce and omni-channel business is growing significantly and accounting for a higher portion of the ultimate sales of our products to consumers. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. The risk is also exacerbated by the increasing sophistication of many of the products we are designing, and brands we are developing in terms of combining digital and analog technologies, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products or, in some situations, may cause a product or new brand introduction to be discontinued.
The concentration of our retail customer base and continued shift to ecommerce sales means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.
We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 27, 2020, Wal-Mart Stores, Inc., Amazon.com and Target Corporation and accounted for approximately 15%, 10% and 8%, respectively, of our consolidated net revenues. In the U.S. and Canada segment, approximately 59% of the net revenues of the segment were derived from our top three customers. In 2020, ecommerce sales represented a significant portion of overall sales to these customers as consumers increasingly purchased our products online as compared to through in-store shopping due to the shutdown and limited access to retail stores during the Covid-19 pandemic. Ecommerce sales have resulted in retailers holding less inventory, which has caused us to adjust our supply chain. Failure to continue to adapt our supply chain and successfully fulfill ecommerce sales could harm our business.
Due to our customer concentration, if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, impose unexpected fees on us, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, our business may be harmed.
Our customers do not make binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products and reduce the number and variety of our products that it carries and the shelf space allotted for our products. In addition, increased concentration among our customers could negatively impact our ability to negotiate higher sales prices for our products and could result in lower gross margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, as we experienced with the bankruptcy of Toys“R”Us, the failure or lack of success of a significant retail customer could negatively impact our revenues and profitability.
Our substantial business, sales and manufacturing operations outside the U.S. subject us to risks associated with international operations.
We operate facilities and sell products in numerous countries outside the U.S. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets, such as Eastern Europe, Latin America, Africa and Asia. Additionally, we utilize third-party manufacturers primarily located in the Far East, including China, India and Vietnam, to produce most of our products. These international operations, including operations in emerging markets, have unique consumer preferences and business climates, present additional challenges and are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
•Currency conversion risks and currency fluctuations;
•The imposition of tariffs, quotas, border adjustment taxes or other protectionist measures;
•Potential challenges to our transfer pricing determinations and other aspects of our cross border transactions, which can materially increase our taxes and other costs of doing business;
•Political instability, civil unrest and economic instability;
•Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;
•Implications or difficulties arising out of the United Kingdom’s exit from the European Union;
•Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement;
•Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the U.S.;
•Natural disasters and the greater difficulty and cost in recovering therefrom;
•Difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions;
•Increased investment and operational complexity to make our products compatible with systems in various countries and compliant with local laws; and
•Changes in international labor costs and other costs of doing business internationally.
Because of the importance of international sales, sourcing and manufacturing to our business, our financial condition and results of operations could be significantly harmed if any of the risks described above were to occur or if we are otherwise unsuccessful in managing our increasing global business and operating in an environment with these risks.

Our reliance on third-party manufacturers to produce our products, particularly in China, India and Vietnam, presents risks to our business.
All of our products are manufactured by third-party manufacturers, the majority of which are located in China, with a significant amount of our product sourcing also coming from manufacturers in India and Vietnam. Should changes be necessary, our external sources of manufacturing can be shifted, over a significant period of time, to alternative sources of supply. If we were prevented or delayed in obtaining products or components for a material portion of our product lines due to economic, political, civil, labor or other factors beyond our control, including work stoppages, slowdowns or strikes, natural disasters, adverse health conditions or pandemics, our ability to manufacture would be adversely affected and our operations may be substantially disrupted, potentially for a significant period of time. This delay could significantly reduce our revenues and profitability and harm our business while alternative sources of supply are secured.
Given that our toy manufacturing is conducted by third-party manufacturers, health conditions, such as the coronavirus, and other factors affecting social and economic activity where our manufacturers are located may affect the movement of people and products into and from those locations to our major markets, including North America and Europe. Further, increases in the costs of labor and other costs of doing business in markets where we manufacture, could also have a significant negative impact on our operations, revenues and earnings. Prolonged disputes or slowdowns at west coast or other ports can negatively impact both the time and cost of transporting goods into the U.S. Natural disasters or health pandemics, such as Covid-19, impacting our manufacturers had and can have a significant negative impact on our business.
Further, the imposition of tariffs, border adjustment taxes, trade sanctions or other regulations or economic penalties by the U.S. or the European Union against products imported by us from China or other foreign countries, or the loss of “normal trade relations” status with China or other foreign countries in which we operate, could significantly increase our cost of products imported into the U.S. or Europe, shift more orders from direct import to domestic sales, put additional shipping and warehousing burdens on us, delay the time of our sales to retailers, result in lost sales, and otherwise harm our business. Additionally, the suspension of the operations of a third-party manufacturer by government inspectors in China or another market in which we source products could result in delays to us in obtaining product and may harm sales.
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
Our dependence on third-party relationships with studios, content producers and distribution channels to develop and distribute entertainment content is critical to our entertainment operations.
We rely on third party relationships with studios, content producers and distribution channels to develop and distribute entertainment content. For example, eOne relies on third‑party content producers and distribution channels to sell and distribute films and television programs. Our financial performance may be adversely affected by our relationships with these studios, content producers and distribution channels. Some of our content producers are affiliates of major studios that have their own distribution capability in the markets in which we operate, and some of our distribution channels produce their own content or are affiliated with other content producers. These third-party content producers and distribution channels may decide, or be required by their respective parent companies, to use their intra‑company distribution or content production capabilities rather than contracting with us. Our business may be harmed if the studios, content producers and distribution channels with which we work stop or reduce the amount of work they do with us or otherwise demand less favorable terms to us.

We have entered into long-term output licensing agreements for the acquisition of content and these agreements may not be renewed on favorable terms or at all.
We have entered into long-term agreements to acquire films with producers. These agreements require us to pay for films released by the relevant studio at rates typically calculated by reference to the film’s budget. In addition, we have entered into long term contracts for the acquisition of certain of our television programs. As these contracts expire, we may choose to renew, renegotiate or terminate them. These arrangements are also terminable by the counterparty under certain circumstances. If we are unable to renew or replace them on acceptable terms, we may not be able to replace this content with other film acquisitions. Even if these contracts are renewed or replaced, the terms on which we acquire content may be less favorable than the terms of our current agreements and the financial success or quantity of films and television programs we acquire through these long-term contracts may decrease. There can also be no assurance that revenues based on these long-term contracts will exceed the costs of acquiring the films or television programs.
Our success is dependent on the efforts and dedication of our officers and other employees.
Our officers and employees are at the heart of all of our efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring and retaining our management team and our many other skilled officers and employees around the world. In the entertainment industry, experienced personnel and top creative talent are in high demand and competition for their talent is intense. The impact of failing to retain key employees can be high due to loss of key knowledge and relationships, loss of creative talent, lost productivity, hiring and training costs, all of which could result in lower profitability. We cannot guarantee that we will recruit, hire or retain the key personnel we need to succeed.
We have experienced significant changes in our workforce due in part to our acquisition of eOne, restructuring efforts, recruitment and hiring of new skill sets required for our evolving global business, and retirement of certain executives. The changes in our employee composition, both in terms of global distribution and in skill sets, have required changes in our business. Our loss of key management or other employees, or our inability to hire talented people with the skill sets we need for our changing business, could significantly harm our business.
If we fail to develop diverse top talent, we may be unable to compete and our business may be harmed.
To compete successfully, we must continuously develop a diverse group of talented people. We promote a diverse and inclusive work environment. To that end, we have set goals and objectives with respect to hiring and retention of talented, diverse employees, which we believe will foster new ideas and perspectives that will benefit our business. Competition for diverse talent is intense. We cannot guarantee we will achieve our goals or that our actions will result in expected benefits to our business.
Our entertainment business could be adversely affected by strikes or other union job actions.
Our entertainment business is dependent in part upon highly specialized union members who are essential to the production of films and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of films or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new films and television programs, which could harm our entertainment business.
Our business may be harmed if we are unable to protect our critical intellectual property rights.
Our intellectual property, including our trademarks and tradenames, copyrights, patents, and rights under our license agreements and other agreements that establish our intellectual property rights and maintain the confidentiality of our intellectual property, is of critical value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property in the U.S. and around the world. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property in the U.S. and around the world. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights, as well as the risk of unauthorized third parties copying and distributing our entertainment content or leaking portions of planned entertainment content. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Similarly, third parties may claim ownership over certain aspects of our products, productions or other intellectual property. Our failure to successfully protect our intellectual property rights could significantly harm our business and competitive position.

Failure to successfully operate our information systems and implement new technology effectively could disrupt our business or reduce our sales or profitability.
We rely extensively on various information technology systems and software applications to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, royalty and financial reporting and various other processes and transactions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other cybersecurity breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees or partners. The efficient operation and successful growth of our business depends on these information systems, including our ability to operate them effectively and to select and implement appropriate upgrades or new technologies and systems and adequate disaster recovery systems successfully. The failure of our information systems or third-party hosted technology to perform as designed or our failure to implement and operate them effectively could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.
If our electronic data is compromised our business could be significantly harmed.
We and our business partners maintain significant amounts of data electronically in locations around the world and in the cloud. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.
Global and Economic Risks Relating to our Business
The global coronavirus outbreak or other similar outbreaks of communicable infections, diseases, or public health pandemics in the markets in which we and our employees, consumers, customers, partners, licensees, suppliers and manufacturers operate, could substantially harm our business.
The global outbreak of the coronavirus which continues to adversely impact global populations, and any other outbreaks of communicable infections, diseases or other adverse public health conditions in markets in which we, our employees, consumers, customers, partners, licensees, licensors, suppliers and manufacturers operate, could have a significant negative impact on our business, revenues and profitability. The occurrence of these types of events can result, and in the case of the coronavirus has resulted in, disruptions and damage to our business, caused by a number of factors:
•the negative impact to our ability to design, develop, manufacture and ship product as well as produce and distribute entertainment content;
•delays in entertainment content releases from our partners and licensors, or changes in release plans, that can adversely impact our product sales; examples of releases that have been delayed include Disney’s MULAN, MARVEL’S BLACK WIDOW, SONY PICTURES GHOSTBUSTERS AFTERLIFE and SNAKE EYES: G.I. JOE ORIGINS;
•the negative impact on consumer purchasing behavior and availability of product to consumers, including due to retail store closures, limited reopenings, shelter at home instructions and limitations on the capacity of ecommerce;
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
During 2020, due to the coronavirus, we experienced and could experience further disruptions in supply of product, which has been and can be driven by: manufacturing and other work stoppages, factory and other business closings, slowdowns or delays in places where a substantial portion of our manufacturing occurs; restrictions and limitations placed on workers and factories, including quarantines and other limitations on the ability to travel and return to work; and shortages or delays in production or shipment of products or raw materials. Even as facilities reopen or workers return to work, such reopenings and returns have been and we expect will continue to be measured and gradual for some period of time so as to minimize the risk of further outbreaks of the virus, and that despite precautions further outbreaks may occur and result in future negative impacts.
Certain aspects of our entertainment business have continued without significant disruption, such as development and pre-production work in our animation business. Other aspects of our entertainment business were significantly negatively impacted by the coronavirus. Specifically, scheduled live-action productions were delayed or postponed during much of 2020 due to the shutdown of production work and the closure or limited reopening of studios, theatrical releases have been delayed due to the closure or limited reopening of theaters, and in some cases, global releases moved to different media platforms, such as streaming services. Although productions have been reopening, on a limited basis, depending on the future impact of the coronavirus our entertainment business may continue to be adversely affected in the future.
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
Due the nature of our global business, we have experienced and expect to continue to experience fluctuations in our performance based on the progress of different countries in controlling the coronavirus and the maturity of ecommerce platforms in those markets. For example, we experienced substantial business difficulties in certain countries in Latin America, which have continued to be adversely affected by the number of coronavirus cases, resulting in substantial retail disruption, and which, have not historically had large ecommerce businesses. Further, countries that may currently be controlling the virus may suffer setbacks as markets, businesses, schools and communities reopen, thereby causing further restrictions or closures of retail stores, studios and production work, all of which could adversely impact our business.
Since mid-March 2020, most of our workforce has been working remotely. Reopening of our offices has begun on a limited basis, and we continue to actively work on a plan to safely bring additional workers back to the office. While most of our workforce has been able to work remotely in an effective manner, certain employees whose job responsibilities require in person work, such as those whose job it is to go into retail stores or are involved in design or production work, have seen reduced productivity and, in some cases, have been furloughed or terminated. We regularly communicate and engage with our employees to minimize the disruption and stress of working remotely, provide flexibility and ensure that our employees are getting access to information and accommodations as we continue to plan for a successful and safe reentry to the workplace.
We believe we have sufficient liquidity and capital resources available at this time. During this time of uncertainty, however, we are managing our expenses to further preserve our liquidity and we are closely monitoring our customers’ health and collectability of receivables, with some customers having difficulty making payments or requesting extended payment terms at a time when retailers are experiencing challenges and some have filed for bankruptcy.
The impact of coronavirus outbreak continues to be fluid and uncertain, and while vaccines are being rolled out, it is still difficult to forecast the final impact it could have on our future operations. If our business experiences prolonged occurrence of adverse public health conditions due to the coronavirus or other similar outbreaks, we believe our business could be substantially harmed.

Changes in U.S., global or regional economic conditions could harm our business and financial performance.
Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions, credit crises and other economic downturns, or disruptions in credit markets, in the U.S. and in other markets in which we operate can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products and entertainment. This in turn can reduce our revenues and harm our financial performance and profitability.
In addition to experiencing potentially lower revenues during times of economic difficulty, in an effort to maintain sales during such times we may need to reduce the price of our products, increase our promotional spending and/or sales allowances, take other steps to encourage retailer and consumer purchase of our products, or incur expenses to develop and produce entertainment offerings with no assurance of success. Those steps may lower our net revenues or increase our costs, thereby decreasing our operating margins and lowering our profitability.
Other adverse economic conditions in the markets in which we and our employees, consumers, customers, suppliers and manufacturers operate could negatively impact our ability to produce and ship our products, and lower our revenues, margins and profitability.
Various economic conditions in the markets we, our employees, consumers, customers, suppliers and manufacturers operate, could have a significant negative impact on our revenues, profitability and business. The occurrence of adverse economic conditions can result in manufacturing and other work stoppages, slowdowns and delays; shortages or delays in production or shipment of products or raw materials; delays or reduced purchases from customers and consumers; and other factors that cause increases in costs or delay in revenues.
Significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary products and entertainment we offer. Weakened economic conditions, lowered employment levels or recessions in any of our major markets may also significantly reduce consumer purchases of our products and spending on entertainment. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.
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
Financial Risks Relating to our Business
Our quarterly and annual operating results may fluctuate due to seasonality in our business.
Sales of our toys, games and other entertainment products are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. This seasonality has increased over time, as retailers become more and more efficient in their control of inventory levels through quick response or just in time inventory management techniques, including the use of automated inventory replenishment programs. Further, ecommerce continues to grow significantly and accounts for a higher portion of the ultimate sales of our products to consumers. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. As a result, customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier. This can also result in our losing significant revenues and earnings if our supply chain is unable to supply product to our customers when they want it. Tariffs can exacerbate this negative impact by causing retailers to shift from direct import to domestic orders, further pressuring our supply chain as we experienced in 2019.
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
Our entertainment business is also subject to seasonal variations based on the timing of television, film, streaming and digital content releases. Release dates are determined by several factors, including the timing of holiday periods, geographical release dates and competition in the market.
As a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a natural disaster, a terrorist attack, economic shock or pandemic that harms the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods, particularly from the Far East, during the critical months leading up to the holiday shopping season.
If we incurred any significant impairment charges, our net earnings would be reduced.
Declines in the profitability of acquired brands or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Similarly, declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our results of operations.
We may incur impairments if the films and television programs we acquire and produce do not perform well enough to recoup our acquisition, production, marketing and distribution costs.
We incur significant costs to acquire, produce and distribute entertainment content. Most agreements to acquire content for distribution require minimum guarantees against royalties. The minimum guarantees are derived from our estimate of net revenues that will be realized from our distribution of the title in the relevant markets, and actual results may differ from those estimates. If sales do not meet our original estimates, we may:
•not recognize the expected gross margin or net profit;
•not recoup our minimum guarantees or distribution expenses;
•record accelerated amortization and/or fair value write‑downs of minimum guarantees paid; or
•not recoup the additional funds and expenses invested to market films that we have produced or acquired.
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
Our global operations mean we transact business in many different jurisdictions with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. Depreciation in key currencies may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.
Our indebtedness may limit our availability of cash, cause us to divert cash to fund debt service payments or may it more difficult to take certain other actions.
We incurred significant indebtedness to finance our acquisition of eOne. The increase in our debt service obligations resulting from additional indebtedness could have a material adverse effect on our results of operations and financial condition. In particular, our increased indebtedness could:
•make it more difficult and/or costly for us to pay or refinance our debts as they become due, particularly during adverse economic and industry conditions, because a decrease in revenues or increase in costs could cause cash flow from operations to be insufficient to make scheduled debt service payments;
•require a substantial portion of our available cash to be used for debt service payments, thereby reducing the availability of our cash to fund working capital, capital expenditures, development projects, acquisitions or other strategic opportunities, dividend payments, share repurchases and other general corporate purposes;
•result in downgrades in the credit ratings on our indebtedness, which could limit our ability to borrow additional funds on favorable terms or at all (including in order to refinance our other debt), increase the interest rates under our credit facilities and under any new indebtedness we may incur;
•make it more difficult for us to raise capital to fund working capital, make capital expenditures, pay dividends, pursue strategic initiatives or for other purposes;
•result in higher interest expense, which could be further increased in case of current or future borrowings subject to variable rates of interest;
•require that materially adverse terms, conditions or covenants be placed on us under our debt instruments, which could include, for example, limitations on additional borrowings or limitations on our ability to create liens, pay dividends, repurchase our common stock or make investments, any of which could hinder our access to capital markets or our flexibility in the conduct of our business and make us more vulnerable to economic downturns and adverse competitive industry conditions; and
•jeopardize our ability to pay our indebtedness if our business experienced a severe downturn.
If we were unable to obtain or service our other external financings, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.
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
We also have a revolving credit agreement which provides for a $1,500.0 million committed revolving credit facility. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions as well as our financial, operating and strategic flexibility. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would require supplementary borrowings to enable us to continue to fund our operations.
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
If we are unable to obtain production financing, on favorable terms or at all, we may be unable to produce certain films and television programs or if we do so, would have to produce them at higher cost and greater risk to us.
With the acquisition of eOne we expect to continue to use production financing to finance certain of our productions, which eOne has historically been able to obtain on commercially reasonable terms. The use of third party financing also reduces the risk to us and reduces the demand on our cash and liquidity. In the event that we are unable to provide eOne with appropriate financing or if third party production financing becomes unavailable on reasonable commercial terms or at all, we may not have sufficient alternative funding sources available to finance a particular production. In this case, we may not be able to produce the films and television programs we plan to do, which could harm our business.
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
If we lose the Canadian status of Entertainment One Canada Ltd., we could lose licenses, incentives and tax credits.
Through our acquisition of eOne, we indirectly acquired the economic interests in Entertainment One Canada Ltd., a Canadian corporation (“EOCL”). EOCL is able to benefit from a number of licenses, incentive programs and Canadian government tax credits as a result of it being “Canadian controlled” as defined in the Investment Canada Act. We have taken measures to ensure that EOCL’s Canadian status is maintained. There can be no assurance, however, that we will be able to continue to maintain EOCL's Canadian status. The loss of EOCL’s Canadian status could harm our business, including the possible loss of future incentive programs and clawback of funding previously provided to EOCL.
Governmental and Legal Risks Relating to our Business
We are subject to various government regulations, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.
We are subject to significant government regulations, including, in the U.S., under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. Advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children under the age of 13 is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. The collection of personally identifiable information from anyone, including adults, is under increasing regulation in many markets, such as the

General Data Protection Regulation adopted by the European Union. While we take all the steps we believe are necessary to comply with these acts and regulations, we cannot assure you that we will be in compliance and, if we fail to comply with these requirements or other regulations enacted in the future, we could be subject to fines, liabilities or sanctions which could have a significant negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm the reputation of our products and have a negative impact on our future revenues and results of operations.
As a large multinational corporation, we are subject to a host of governmental regulations throughout the world, including antitrust, employment, customs and tax requirements, anti-boycott regulations, environmental regulations and the Foreign Corrupt Practices Act. Complying with these regulations imposes costs on us which can reduce our profitability and our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions that could further harm our business and financial condition.
Our entertainment business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.
As a distributor and producer of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operation and financial condition.
From time to time, we are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.
As a large multinational corporation, we are subject, from time to time, to regulatory investigations, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us, claims by third parties that our products infringe upon or misuse such third parties’ property or rights, or claims by former employees for employment related matters. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant cost for us and harm our business. The fact that we operate in a significant number of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could significantly harm our business, financial condition and results of operations.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by corporate functions as well as the Global Operations and Entertainment, Licensing and Digital segments. The Company also owns an adjacent building consisting of approximately 23,000 square feet and leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet, both of which are used by corporate functions. The Company's significant leased properties include a facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by the U.S. and Canada segment, as well as the Entertainment, Licensing and Digital and Global Operations segments. In addition, the Company leases office space consisting of approximately 126,000 square feet in Renton, Washington as well as warehouse space aggregating approximately 3,270,000 square feet in Georgia, California, Texas, Illinois and Quebec that are also used by the U.S. and Canada segment. The Company leases approximately 80,000 square feet in Burbank, California, and 27,000 square feet in Dublin, Ireland that are used by the Entertainment, Licensing and Digital segment. The Company also leases approximately 95,000 square feet in Toronto used primarily by the eOne segment for office space. The Global Operations segment leases an aggregate of 85,100 square feet of office and warehouse space in Hong Kong as well as 59,400 square feet of office space leased in the People’s Republic of China.
Outside of the properties listed above, the Company leases or owns property in over 35 countries. The primary locations for facilities in the International segment are in Australia, Brazil, France, Germany, Mexico, Russia, Spain,

the People’s Republic of China, and the United Kingdom, all of which are comprised of both office and warehouse space. In addition, the Company also leases offices in Switzerland and the Netherlands which are primarily used in corporate functions.
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
Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on The NASDAQ Global Select Market under the symbol “HAS”. As of February 8, 2021, there were approximately 7,765 shareholders of record of the Company’s Common Stock.
Issuer Repurchases of Common Stock
In May 2018, the Company announced that its Board of Directors authorized the repurchase of up to an additional $500 million in Common Stock. Purchases of the Company’s Common Stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under this authorization. The timing, actual number and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.
There were no share repurchases made in the fourth quarter of 2020. Following the Company’s acquisition of eOne, the Company suspended its share repurchase program while it prioritizes deleveraging. For further discussion related to the eOne Acquisition, see note 3 to our consolidated financial statements, which are included in Part II, Item 8. Financial Statements of this Form 10-K.
Item 6.    Selected Financial Data.
(Millions of dollars and shares except per share data)
The fiscal year ended December 31, 2017 was a fifty-three week period. All other periods presented were fifty-two week periods.
The Company’s 2020 results presented in this Form 10-K include eOne's results of operations and financial position beginning on December 30, 2019, the date of acquisition. The Company’s 2019 - 2016 results are presented as reported and do not include eOne results.

	Fiscal Year
	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Net revenues	$5,465.4	4,720.2	4,579.6	5,209.8	5,019.8
Operating profit	$501.8	652.1	331.1	810.4	788.0
Net earnings	$225.4	520.5	220.4	396.6	533.2
Net earnings (loss) attributable to noncontrolling interests	$2.9	—	—	—	(18.2)
Net earnings attributable to Hasbro, Inc.	$222.5	520.5	220.4	396.6	551.4
Per Common Share Data:
Net Earnings Attributable to Hasbro, Inc.
Basic	$1.62	4.07	1.75	3.17	4.40
Diluted	$1.62	4.05	1.74	3.12	4.34
Cash dividends declared	$2.72	2.72	2.52	2.28	2.04
Consolidated Balance Sheets Data:
Total assets	$10,818.4	8,855.6	5,263.0	5,290.0	5,091.4
Total long-term debt (1)	$5,127.9	4,084.9	1,709.9	1,709.9	1,559.9
Weighted Average Number of Common Shares:
Basic	137.3	127.9	126.1	125.0	125.3
Diluted	137.6	128.5	126.9	127.0	127.0
__________________
(1)Represents principal balance of long-term debt. Excludes related deferred debt expenses.

See “Risk Factors” contained in Part I, Item 1A. Risk Factors, of this Form 10-K for a discussion of risks and uncertainties that may affect future results. Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, of this Form 10-K for a discussion of factors affecting the comparability of information contained in this Item 6.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the audited consolidated financial statements of the Company included in Part II, Item 8. Financial Statements, of this Form 10-K.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company’s expectations and beliefs. See “Statement Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors, of this Form 10-K for a discussion of other uncertainties, risks and assumptions associated with these statements.
Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.
EXECUTIVE SUMMARY
Hasbro, Inc. (“Hasbro”) is a global play and entertainment company committed to Creating the World’s Best Play and Entertainment Experiences. From toys, games and consumer products to television, movies, digital gaming, and other entertainment experiences, we connect to global audiences by bringing to life great innovations, stories and brands across established and inventive platforms. Our iconic brands include NERF, MAGIC: THE GATHERING, MY LITTLE PONY, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, POWER RANGERS, PEPPA PIG and PJ MASKS, as well as premier partner brands. Through our recently acquired global entertainment studio, Entertainment One (“eOne”), we are building our brands globally through great storytelling and content on all screens. At Hasbro, we are committed to making the world a better place for all children, fans and families. We believe that doing well includes doing good in the world and for all our constituents. This is demonstrated in all we do, including through corporate social responsibility and philanthropy.
Our strategic plan is centered around Hasbro’s Brand Blueprint, a framework for bringing compelling and expansive brand experiences to consumers and audiences around the world. Our brands are story-led consumer franchises brought to life through a wide array of consumer products, compelling content across a multitude of platforms and media, including a variety of digital experiences, as well as music, publishing and location-based entertainment. Brands and content are at the center of the Hasbro Brand Blueprint. The development and execution of our brands and content are informed by our proprietary consumer insights, which help us understand the behavior of our consumers, from a consumption of content and play standpoint.
Hasbro generates revenue and earns cash by developing, marketing and selling products based on global brands in a broad variety of consumer goods categories. The Company also develops, acquires, produces, finances, distributes and sells entertainment content, some of which is based on the Company’s properties, in addition to the out-licensing of rights for third parties to use its properties in connection with products, including digital media and games and other consumer products. Hasbro also leverages its competencies to develop and market products based on well-known licensed brands including, but not limited to, BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN, DISNEY’S DESCENDANTS, MARVEL, SESAME STREET, STAR WARS, and DREAMWORKS’ TROLLS. MARVEL, STAR WARS, DISNEY PRINCESS, DISNEY FROZEN and DISNEY’S DESCENDANTS are owned by The Walt Disney Company.
For the periods presented in this Form 10-K, the Company’s business is separated into four principal business segments: U.S. and Canada, International, Entertainment, Licensing and Digital and eOne. The U.S. and Canada segment markets and sells both toy and game products primarily in the United States and Canada. The International segment consists of the Company’s European, Asia Pacific and Latin and South American toy and game marketing and sales operations. The Company’s Entertainment, Licensing and Digital segment includes the Company’s legacy consumer products licensing, digital licensing and gaming, and movie and television entertainment operations. The eOne segment, which was added to the Company's reporting structure in the first quarter of 2020, engages in the development, acquisition, production, financing, distribution and sales of entertainment content and is comprised of all legacy eOne operations. In addition to these primary segments, the Company’s product sourcing operations are managed through its Global Operations segment.
The impact of changes in foreign currency exchange rates used to translate the consolidated statements of operations is quantified by translating the current period revenues at the prior period exchange rates and comparing this amount to the prior period reported revenues. The Company believes that the presentation of the impact of changes in exchange rates, which are beyond the Company’s control, is helpful to an investor’s understanding of the performance of the underlying business. The Company has also included in this report, the 2020 impact of eOne acquisition and related costs, purchased intangible amortization, other severance costs and income tax expense associated with United Kingdom (“UK”) tax reform. In addition, the impact on 2019 net earnings and earnings per share, of the termination and settlement of its U.S. defined benefit pension plan and the impact of certain transaction costs, financing transaction fees and net hedge gains in association with the Company's agreement to acquire eOne.
Acquisition of Entertainment One
On December 30, 2019, the Company completed the acquisition of eOne for an aggregate purchase price of approximately $4.6 billion, comprised of $3.8 billion of cash consideration for shares outstanding and $0.8 billion related to the redemption of eOne's outstanding senior secured notes and the payoff of eOne's revolving credit facility. The Company financed the acquisition through a combination of the following debt and equity financings: (i) the issuance of senior unsecured notes in an aggregate principal amount of $2.4 billion; (ii) the issuance of 10,592,106 shares of common stock at a public offering price of $95.00 per share; and (iii) $1.0 billion in term loans. eOne's results of operations and financial position are included in the Company's consolidated financial statements and accompanying condensed footnotes since the date of acquisition. eOne is a global independent studio that specializes in the development, acquisition, production, financing, distribution and sales of entertainment content.
The addition of eOne accelerates the Company’s brand blueprint strategy by expanding our brand portfolio with eOne’s global preschool brands, adding proven TV and film expertise and executive leadership, as well as by enhancing brand building capabilities and our storytelling capabilities to strengthen Hasbro brands.
For more information on the eOne Acquisition see note 3 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K.
The Company’s 2020 results presented in this Form 10-K include eOne's results of operations and financial position beginning on December 30, 2019, the date of acquisition. The Company’s 2019 and prior years' results are presented as reported and do not include eOne results.
2020 highlights
•Net revenues of $5,465.4 million increased 16% from $4,720.2 million in 2019. The increase in net revenues includes an unfavorable foreign currency translation of $15.9 million attributable to the Company’s legacy Hasbro business.
◦U.S. and Canada segment net revenues increased 4%; International segment net revenues decreased 14%, including an unfavorable foreign currency translation impact of $15.9 million; Entertainment, Licensing and Digital segment net revenues decreased 14%; eOne segment net revenues in 2020 were $956.5 million.
◦Hasbro Gaming net revenues increased 15%; Emerging Brands net revenues increased 27% Partner Brands net revenues decreased 12%; Franchise Brands net revenues declined 5%; TV, Film and Entertainment portfolio net revenues were $804.8 million and represented 15% of total net revenues in 2020.
•Operating profit was $501.8 million, or 9.2% of net revenues in 2020 compared to operating profit of $652.1 million, or 13.8% of net revenues in 2019.
◦2020 operating profit was negatively impacted by acquisition and related expenses of $218.6 million ($188.6 million after-tax); $97.9 million ($80.7 million after-tax) of eOne acquired intangible asset amortization; and $8.5 million ($7.4 million after-tax) of restructuring charges associated with cost savings initiatives.
◦2019 operating profit was negatively impacted by $17.8 million ($16.4 million after-tax) of acquisition related costs associated with the eOne transaction.
•Net earnings attributable to Hasbro, Inc. declined in 2020 to $222.5 million, or $1.62 per diluted share, compared to $520.5 million, or $4.05 per diluted share in 2019.
◦In addition to the negative impacts to operating profit described above, 2020 net earnings were impacted by incremental income tax expense of $15.4 million, or $0.11 per diluted share, related to a change in the UK tax code.

◦2019 net earnings included non-cash charges of $111.0 million ($86.0 million after-tax), or $0.67 per diluted share, related to the Company's settlement of its U.S. defined benefit pension plan liability, partially offset by a net benefit of $75.7 million ($81.8 million after tax), or $0.64 per diluted share, from eOne transaction related costs including foreign currency gains related to hedging a portion of the eOne British Pound purchase price.
2019 highlights
•Net revenues of $4,720.2 million increased 3% from $4,579.6 million in 2018. The increase in net revenues included an unfavorable foreign currency translation of $78.5 million.
◦U.S. and Canada segment net revenues increased 3%; International segment net revenues decreased 1% and included an unfavorable foreign currency translation impact of $76.5 million; Entertainment, Licensing and Digital segment net revenues increased 22%.
◦Partner Brands net revenues increased 24%; Emerging Brands net revenues increased 5%; Franchise Brands net revenues declined 1%; Hasbro Gaming net revenues declined 10%.
•Operating profit was $652.1 million, or 13.8% of net revenues in 2019 compared to operating profit of $331.1 million, or 7.2% of net revenues in 2018.
◦2019 operating profit was negatively impacted by $17.8 million ($16.4 million after-tax) of acquisition related costs associated with the eOne transaction.
◦2018 operating profit was negatively impacted by the Toys"R"Us bankruptcy, costs related to the Company’s 2018 restructuring program and impairment charges related to Backflip Studios and other intangible assets.
•Net earnings increased in 2019 to $520.5 million, or $4.05 per diluted share, compared to $220.4 million, or $1.74 per diluted share in 2018.
Share Repurchases and Dividends
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. In 2020, Hasbro maintained its quarterly dividend rate of $0.68 per share. The Company has continued its quarterly dividend into 2021 with the first quarterly dividend paid in February and declaration of a second cash dividend of $0.68 per share scheduled for May 2021. In addition to the dividend, the Company periodically returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005 the Company’s Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4,325.0 million. The most recent authorization was approved in May 2018 for $500 million. Since 2005, Hasbro has repurchased 108.6 million shares at a total cost of $3,961.2 million and an average price of $36.44 per share. At December 27, 2020, Hasbro had $366.6 million remaining available under these share repurchase authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds. As a result of the financing activities related to the eOne Acquisition, the Company has suspended its current share repurchase program while it prioritizes deleveraging.
Summary of Financial Performance
A summary of the Company’s results of operations for 2020, 2019 and 2018 is illustrated below.

	2020	2019	2018
Net revenues	$5,465.4	$4,720.2	$4,579.6
Operating profit	501.8	652.1	331.1
Earnings before income taxes	322.1	594.2	270.4
Net earnings	225.4	520.5	220.4
Net earnings attributable to noncontrolling interests	2.9	—	—
Net earnings attributable to Hasbro, Inc.	222.5	520.5	220.4
Diluted earnings per share attributable to Hasbro, Inc.	1.62	4.05	1.74

Results of Operations — Consolidated
The fiscal years ended December 27, 2020, December 29, 2019 and December 30, 2018 were each fifty-two week periods. The fiscal year ended December 27, 2020 results reflect the inclusion of the eOne business following the completion of the acquisition on December 30, 2019.
Net earnings attributable to Hasbro, Inc. decreased to $222.5 million for the fiscal year ended December 27, 2020 compared to $520.5 million for the fiscal year ended December 29, 2019, and were $220.4 million for the fiscal year ended December 30, 2018.
Diluted earnings per share attributable to Hasbro, Inc. were $1.62 in 2020, $4.05 in 2019 and $1.74 in 2018.
Net earnings and diluted earnings per share attributable to Hasbro, Inc. for each fiscal year in the three years ended December 27, 2020 include certain charges and benefits as described below.
2020
•In association with the Company's acquisition of eOne, the Company incurred related expenses of $269.3 million, comprised of the following:
◦A net charge of $188.6 million or $1.37 per diluted share of acquisition and related costs; and
◦Net expenses of $80.7 million or $0.59 per diluted share of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition.
•A net charge of $7.4 million or $0.05 per diluted share of severance charges associated with cost-savings initiatives within the Company's commercial and Music businesses.
•A net charge of $15.4 million or $0.11 per diluted share of income tax expense as a result of revaluation of Hasbro’s UK tax attributes in accordance with the Finance Act of 2020 enacted by the United Kingdom on July 22, 2020. Retroactive to April 1, 2020, the new law maintains the corporate income tax rate at 19% instead of the planned reduction to 17% that was previously enacted in the UK Finance Act of 2016.
2019
•A net charge of $86.0 million or $0.67 per diluted share associated with the settlement of the Company's U.S. defined benefit pension plan in the second quarter of 2019. During 2018 the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan and commenced the termination process. During the second and fourth quarters of 2019, the Company settled remaining benefits directly with vested participants.
•A net benefit, of $81.8 million or $0.64 per diluted share related to transaction costs and hedge gains associated with the Company's agreement to acquire eOne in an all cash transaction. The $81.8 million after-tax gain consisted of the following: (i) hedge gains of $114.1 million related to the foreign exchange forward and option contracts to hedge a portion of the eOne purchase price and related costs; (ii) financing transaction fees of $20.6 million, primary related to the Company’s bridge facility which was terminated unused in the fourth quarter of 2019; (iii) eOne acquisition costs of $17.8 million during the fourth quarter of 2019; and (iv) tax benefits of $6.1 million for the full year 2019 related to the charges outlined in (ii) and (iii) above.
2018
•A net charge of $96.9 million or $0.76 per diluted share associated with a fourth quarter 2018 non-cash goodwill impairment charge related to the Company’s Backflip Studios goodwill and impairment of certain other definite-lived intangible assets.
•A net charge of $77.9 million or $0.61 per diluted share of severance costs associated with organizational restructuring.
•A net charge of $52.8 million or $0.42 per diluted share related to the Toys“R”Us bankruptcy and liquidation of its U.S. and other operations around the globe. The Company recognized incremental expense for credit losses on outstanding Toys“R”Us receivables, royalty expense, inventory obsolescence as well as other related costs.
•A net charge of $40.7 million or $0.32 per diluted share related to U.S. Tax Reform. In 2018 the Company made adjustments to provisional U.S. Tax Reform amounts recorded in the fourth quarter of 2017, based on additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service during 2018.
Consolidated net revenues for the year ended December 27, 2020 grew 16% to $5,465.4 million from $4,720.2 million for the year ended December 29, 2019. Net revenues in 2020 include an unfavorable foreign currency translation of $15.9 million, which is the result of weakening currencies compared to the U.S. dollar, primarily in the Company's Latin American region.
Consolidated net revenues for the year ended December 29, 2019 grew 3% to $4,720.2 million from $4,579.6 million for the year ended December 30, 2018 and included an unfavorable foreign currency translation of $78.5 million, which was the result of weakening currencies primarily in our International segment in 2019 compared to 2018.
As a result of the Company's acquisition of eOne in 2020, the Company's brand architecture reflects the addition of the TV, Film and Entertainment brand portfolio which consists of legacy eOne film and TV revenues. Revenues related to eOne brands, including PEPPA PIG and PJ MASKS, are reported in the Emerging Brands portfolio.
The following chart presents net revenues expressed in millions of dollars, by brand portfolio for each year in the three years ended December 27, 2020.

	2020 Net Revenues	% Change	2019 Net Revenues	% Change	2018 Net Revenues	% Change
Franchise Brands	$2,286.1	-5.2%	$2,411.8	-1.4%	$2,445.9	-9.1%
Partner Brands	1,079.4	-11.6%	1,221.0	23.7%	987.3	-22.4%
Hasbro Gaming	814.8	14.8%	709.8	-9.9%	787.7	-11.8%
Emerging Brands	480.4	27.2%	377.6	5.2%	358.8	1.1%
TV, Film and Entertainment	804.8	100.0%	—	—%	—	—%
2020 versus 2019
Hasbro Gaming and Emerging Brands net revenues grew in 2020 compared to 2019, while net revenues from Franchise Brands and Partner Brands declined. TV, Film and Entertainment consists of the legacy eOne film and TV revenues.
Franchise Brands: The Franchise Brands portfolio decreased 5% in 2020 compared to 2019. Declines in net revenues from TRANSFORMERS and MY LITTLE PONY products were the primary drivers of the overall decline in Franchise Brands net revenues, while, to a lesser extent, NERF and PLAY-DOH products also contributed to segment net revenue declines. Much of the segment net revenue declines were due to reduced customer ordering, supply chain delays and other disruptions to the business as a result of the impact of the COVID-19 pandemic. Additionally, in 2019 TRANSFORMERS products benefited from the December 2018 theatrical release of TRANSFORMERS: BUMBLEBEE, driving lower revenues in 2020 compared to 2019. These declines were partially offset by net revenue increases from MAGIC: THE GATHERING products, due to favorable card set releases, and to a lesser extent, MONOPOLY products during 2020.
Partner Brands: The Partner Brands portfolio declined 12% in 2020 compared to 2019.
Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues by partner brand, fluctuate from year-to-year depending on entertainment popularity, release dates and related product line offerings and success. Historically these entertainment-based brands experience higher revenues during years in which major motion pictures are released.
Due to the impact of the COVID-19 pandemic on the entertainment industry during 2020, including the postponement of certain theatrical releases, such as MARVEL's BLACK WIDOW, previously planned as a 2020 MARVEL release, as well as other production delays during the year, sales of certain of the Company's Partner Brands products declined during 2020 compared to 2019. Further, in 2019, Partner Brands products benefited from a successful entertainment slate that included MARVEL'S second quarter 2019 theatrical release, AVENGERS: END GAME and the third quarter 2019 theatrical release, SPIDER-MAN: FAR FROM HOME, as well as DISNEY’S FROZEN 2 and STAR WARS: THE RISE OF SKYWALKER, released during the fourth quarter of 2019.
Despite the entertainment industry's challenges as a result of the COVID-19 pandemic, there were several Partner Brand entertainment releases during 2020 including TROLLS WORLD TOUR, which was released in the premium video-on-demand format in April and the Disney+ streaming series, STAR WARS: THE MANDALORIAN, season two, released during the fourth quarter of 2020.
Overall, the decrease in Partner Brands net revenues during 2020 was largely driven by MARVEL products which are dependent on entertainment releases as described above, and to a lesser extent, DISNEY FROZEN products, also heavily reliant on supporting entertainment. In addition to these net revenue declines were lower net revenues from BEYBLADE products. These decreases were partially offset by net revenue increases from STAR WARS and TROLLS products, which were supported by the entertainment releases described above. To a lesser extent, the Partner Brands portfolio benefited from the introduction of select items from the Company's GHOSTBUSTERS product line in 2020, ahead of the release of the GHOSTBUSTERS: AFTERLIFE film, previously planned as a 2020 release but postponed and expected in theaters during 2021 due to the COVID-19 pandemic.
Hasbro Gaming: The Hasbro Gaming portfolio increased 15% in 2020 compared to 2019. Higher net revenues from DUNGEONS & DRAGONS products and higher net revenues from classic games including, JENGA, OPERATION and CLUE products were partially offset by lower net revenues from PIE FACE and certain other Hasbro Gaming products.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above, and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $1,763.8 million in 2020, an increase of 15%, versus $1,528.3 million in 2019.
Emerging Brands: The Emerging Brands portfolio grew 27% in 2020 compared to 2019. Contributing to the net revenue increases in 2020 were the inclusion of brands acquired through the eOne Acquisition such as PEPPA PIG and PJ MASKS and, to a lesser extent, net revenues from the Company's relaunch of the GI JOE product-line in 2020. These net revenue increases were partially offset by net revenue declines from LITTLEST PET SHOP and LOST KITTIES products.
TV, Film and Entertainment: Net revenues from the TV, Film and Entertainment portfolio were approximately 15% of total Company net revenues and included (i) theatrical and transactional net revenue contributions from the Amblin Partners film 1917, released in December 2019; (ii) broadcast and licensing contributions from key scripted deliveries including season two of THE ROOKIE and the fifth season of FEAR THE WALKING DEAD; (iii) the Company's strong lineup of unscripted television programming that includes season one of THE PACK and the NAKED AND AFRAID television series which aired it's eleventh series in 2020; and (iv) participations from the Company's television content library which includes well know titles such as GREY'S ANATOMY and CRIMINAL MINDS. In addition to these entertainment driven revenues, the Company's music business benefited from both strong streaming and publishing revenues.
2019 versus 2018
Partner Brands and Emerging Brands net revenues grew in 2019 compared to 2018, while net revenues from Franchise Brands and the Hasbro Gaming portfolio declined. The Company's 2019 and 2018 results are presented as reported and do not include eOne results.
Franchise Brands: The Franchise Brands portfolio declined 1% in 2019 compared to 2018. The primary drivers of the 2019 Franchise Brands net revenue declines were NERF and MY LITTLE PONY products and to a lesser extent, BABY ALIVE and TRANSFORMERS products. These decreases were offset by net revenue increases from MAGIC:THE GATHERING, products and to a lesser extent MONOPOLY and PLAY-DOH products.
Partner Brands: The Partner Brands portfolio increased 24% in 2019 compared to 2018.
In 2019, products related to three Partner Brands were supported by major theatrical releases – MARVEL products were supported by the 2019 theatrical releases, AVENGERS: END GAME and SPIDER-MAN: FAR FROM HOME, DISNEY’S FROZEN products were supported by the 2019 theatrical release, FROZEN 2 and STAR WARS products were supported by STAR WARS: THE RISE OF SKYWALKER.
During 2019, the increase in net revenues was driven by DISNEY FROZEN and MARVEL products, and to a lesser extent DISNEY’S DECENDANTS and STAR WARS products. These increases were partially offset by net revenue declines from DISNEY PRINCESS and DREAMWORKS’ TROLLS products during 2019.
Hasbro Gaming: The Hasbro Gaming portfolio declined 10% in 2019 compared to 2018. Lower net revenues from PIE FACE, SPEAK OUT and certain other Hasbro Gaming products were partially offset by net revenue increases from DUNGEONS & DRAGONS products.

Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above, and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $1,528.3 million in 2019, an increase of 6%, versus $1,443.2 million in 2018.
Emerging Brands: The Emerging Brands portfolio grew 5% in 2019 compared to 2018. Net revenues were positively impacted by the introduction of the Company's POWER RANGERS products, as well as net revenue increases from PLAYSKOOL products, which were partially offset by net revenue declines from LITTLEST PET SHOP and LOST KITTIES products.
SEGMENT RESULTS
The Company’s net revenues and operating profits are primarily derived from its four principal segments: the U.S. and Canada segment, the International segment, the Entertainment, Licensing and Digital segment, and, as a result of the 2020 eOne Acquisition, the eOne operating segment.
Net Revenues
The chart below illustrates net revenues expressed in millions of dollars, derived from our principal operating segments in 2020, 2019 and 2018.

	2020 Net Revenues	% Change	2019 Net Revenues	% Change	2018 Net Revenues	% Change
U.S. and Canada *	$2,556.1	4.4%	$2,449.3	3.1%	$2,375.7	-10.4%
International	1,579.0	-14.0%	1,836.4	-0.6%	1,847.6	-17.3%
Entertainment, Licensing and Digital *	373.9	-13.9%	434.5	21.9%	356.3	9.5%
eOne	956.5	100.0%	—	—%	—	—%
*As a result of the realignment of the Company’s financial reporting segments during the first quarter of 2019, net revenues of $57.7 million from 2018 were reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment, to conform to current year presentation.
U.S. and Canada
2020 versus 2019
U.S. and Canada segment net revenues increased 4% in 2020 compared to 2019. Revenues in the U.S. and Canada segment were not materially impacted by foreign currency translation. Segment net revenues increased from growth in Franchise Brands and Hasbro Gaming, partially offset by lower net revenues from Partner Brands and to a lesser extent, the Emerging Brands portfolio.
In the Franchise Brands portfolio, higher net revenues from MAGIC: THE GATHERING and to a lesser extent, MONOPOLY products were partially offset by lower net revenues from TRANSFORMERS, MY LITTLE PONY and PLAY-DOH products which were impacted, in part, by disruptions to the business from the COVID-19 pandemic. In the Partner brands portfolio, the decrease was driven by lower net revenues from MARVEL and DISNEY FROZEN products which did not have the benefit of 2020 entertainment releases, and to a lesser extent, from BEYBLADE products. These decreases were partially offset by net revenue increases from STAR WARS and TROLLS products as a result of entertainment support from the Disney+ streaming series, STAR WARS: THE MANDALORIAN, season two, released during the fourth quarter 2020 and TROLLS WORLD TOUR, which was released in the premium video-on-demand format in April. In the Hasbro Gaming portfolio, higher net revenues were delivered across many of the Company's games brands, most notably from DUNGEON & DRAGONS, JENGA and OPERATION products. In the Emerging Brands portfolio, net revenue declines from POWER RANGERS and FURREAL FRIENDS products were partially offset by net revenue contributions from the 2020 relaunch of the Company's GI JOE product line and higher net revenues from PLAYSKOOL products.
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
2020 versus 2019
International segment net revenues decreased 14% in 2020 compared to 2019 which includes an unfavorable foreign currency translation of $15.6 million consisting of an unfavorable $32.7 million impact from Latin America, partially offset by a favorable $14.3 million and $2.8 million impact from the Company's European and Asia Pacific markets, respectively. On a regional basis, net revenues from Europe grew slightly, while the Company's Latin America and Asia Pacific regions declined in part, due to disruptions to the business, and to consumer purchasing patterns, as a result of the COVID-19 pandemic, most notably in Latin America and, to a lesser extent, certain areas within the Company's Asia Pacific region. Net Revenues in emerging markets decreased 30% during 2020.
Lower net revenues from the Franchise Brands, Partner Brands and Emerging Brands portfolios were partially offset by higher net revenues from the Hasbro Gaming portfolio.
In the Franchise Brands portfolio, the primary drivers of the net revenue declines include lower sales of NERF, TRANSFORMERS, PLAY-DOH and to a lesser extent, MY LITTLE PONY products. These net revenue declines were partially offset by net revenue increases from MAGIC: THE GATHERING products. In the Partner Brands portfolio, the decrease was primarily driven by lower net revenues from MARVEL products which did not have the benefit of 2020 entertainment releases, as well as lower net revenues from the Company's BEYBLADE products. These decreases were partially offset by higher net revenues from STAR WARS and DREAMWORKS’ TROLLS products, which were supported by 2020 entertainment. In the Hasbro Gaming portfolio, the International segment realized higher net revenues from many of the Company's traditional games including CLUE, JENGA and OPERATION, in addition to higher net revenues from DUNGEONS & DRAGONS products. These increases were partially offset by net revenue decreases from PIE FACE products and certain other Hasbro games. In the Emerging Brands portfolio, the net revenue declines were driven primarily by LITTLEST PET SHOP, LOST KITTIES and PLAYSKOOL products.
2019 versus 2018
International segment net revenues decreased approximately 1% in 2019 compared to 2018 which includes an unfavorable foreign currency translation of $76.5 million (Europe — $44.9 million, Latin America — $19.5 million, Asia Pacific — $12.1 million). Unfavorable foreign currency translation reflects the strengthening of the U.S. dollar when compared to the Euro as well as compared to foreign currencies throughout the Latin America and Asia Pacific regions. Absent the impact of foreign currency translation, International segment net revenues increased 4% in 2019 compared to 2018. On a regional basis, net revenues from Europe remained flat, Latin America declined 4% while net revenues from the Company’s Asia Pacific region increased 3% in 2019 from 2018. Net Revenues in emerging markets decreased 5% during 2019.
Higher net revenues from Partner Brands were wholly offset by lower net revenues from the Franchise Brands, Hasbro Gaming and Emerging Brands portfolios.
In the Franchise Brands portfolio, net revenue declines from MY LITTLE PONY, TRANSFORMERS and NERF products were partially offset by net revenue increases from MONOPOLY and MAGIC: THE GATHERING products. In the Partner Brands portfolio, higher net revenues from DISNEY FROZEN and MARVEL products were partially offset by lower net revenues from BEYBLADE, DISNEY PRINCESS and STAR WARS products. In the Hasbro Gaming portfolio, lower net revenues from PIE FACE and SPEAK OUT products were partially offset by net revenue increases from CONNECT 4, OPERATION and DUNGEONS & DRAGONS products. In the Emerging Brands portfolio, lower net revenues from LITTLEST PET SHOP and LOST KITTIES products were partially offset by net revenue contributions from POWER RANGERS products, as well as net revenue increases from PLAYSKOOL products.

Entertainment, Licensing and Digital
2020 versus 2019
Entertainment, Licensing and Digital segment net revenues declined 14% in 2020 compared to 2019. The net revenue declines during 2020 were primarily driven by lower film revenues due to the Company's share of revenue recognized in 2019 related to the TRANSFORMERS: BUMBLEBEE film combined with lower net revenues associated with the closure of the Backflip business in the fourth quarter of 2019, and to a lesser extent, lower consumer product licensing revenues during 2020 due to disruptions in the markets as a result of the COVID-19 pandemic. These declines were partially offset by an increase in digital gaming revenues in 2020 which benefited from the stay-at-home COVID-19 environment.
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
eOne
2020 Results
eOne segment net revenues were $956.5 million during 2020. The following table presents eOne segment net revenues by channel for the year ended December 27, 2020.

2020 Net Revenues
eOne Segment Net Revenues
Film and TV	$684.9
Family Brands	152.4
Music and Other	119.2
Segment Total	$956.5
The impact of the COVID-19 outbreak on the eOne segment was felt throughout 2020, but most significantly during the first half of the year. Specifically, scheduled productions were and continue to be delayed or postponed due to the shutdown of live-action production work and the closure or limited reopening of studios. In addition, theatrical releases have been delayed due to the closure or limited reopening of theaters, and in some cases, global film releases were moved from theaters to alternative media platforms such as on demand streaming services. Beginning in the third quarter, the entertainment industry saw a gradual return of live action TV and film production activities with deliveries accelerating through the remainder of 2020.
In 2020, drivers of the eOne segment net revenues included: (i) broadcast and licensing revenues associated with internationally recognized brands, PEPPA PIG and PJ MASKS and key scripted deliveries including season two of THE ROOKIE and the fifth season of FEAR THE WALKING DEAD (ii) theatrical and transactional net revenue contributions from the Amblin Partners film 1917, released in December 2019; (iii) the Company's strong lineup of unscripted television programming that includes season one of THE PACK and the NAKED AND AFRAID television series which aired it's eleventh season in 2020; and (iv) the Company's television content library which includes well known titles such as GREY'S ANATOMY and CRIMINAL MINDS. In addition to these entertainment driven revenues, the Company's music business benefited from both strong streaming and publishing revenues.

Operating Profit (Loss)
The table below illustrates operating profit expressed in millions of dollars and operating profit margins, derived from our principal operating segments in 2020, 2019 and 2018. For a reconciliation of segment operating profit to total Company operating profit, see note 21 to our consolidated financial statements which are included in Part II, Item 8. Financial Statements, of this Form 10-K.

	2020	% Net Revenues	% Change	2019	% Net Revenues	% Change	2018	% Net Revenues
U.S. and Canada*	$539.7	21.1%	30%	$415.4	17.0%	12%	$370.2	15.6%
International	42.5	2.7%	-60%	107.3	5.8%	>100%	39.5	2.1%
Entertainment, Licensing and Digital*	93.0	24.9%	-7%	99.7	22.9%	>100%	29.1	8.2%
eOne	(79.2)	-8.3%	100%	—	—%	—%	—	—%
*As a result of the realignment of the Company’s financial reporting segments during the first quarter of 2019, operating profit of $11.8 million from 2018 was reclassified from the U.S. and Canada segment to the Entertainment, Licensing and Digital segment, to conform to 2020 and 2019 presentation.
U.S. and Canada
2020 versus 2019
U.S. and Canada segment operating profit increased $124.3 million to $539.7 million in 2020 compared to $415.4 million in 2019. Operating profit margin increased to 21.1% of net revenues in 2020 from 17.0% of net revenues in 2019. The increase in operating profit and profit margin in 2020 was driven by higher segment net revenues, favorable brand mix, lower royalty expense associated with lower sales of the Company's Partner Brand products and lower marketing and advertising costs. These favorable effects were partially offset by higher freight costs as a result of greater domestic shipments and increased direct-to-customer shipments which carry higher fulfillment costs as well as higher product development expenses associated with the Company's Wizards of the Coast business.
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
International
2020 versus 2019
International segment operating profit decreased $64.8 million to $42.5 million in 2020 compared to $107.3 million in 2019. Operating profit margin decreased to 2.7% in 2020 from 5.8% in 2019. The decrease in operating profit and operating profit margin is due to lower net revenues, most notably from disruptions to the business, as a result of the COVID-19 pandemic, as discussed above. This decline in net revenues was partially offset by lower royalty expenses due to lower sales of the Company's Partner Brand products combined with reduced advertising, sales and marketing costs as well as lower distribution expenses.
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
Entertainment, Licensing and Digital
2020 versus 2019
Entertainment and Licensing segment operating profit decreased $6.7 million to $93.0 million in 2020 compared to $99.7 million in 2019. Operating profit margin increased to 24.9% of net revenues in 2020 compared to 22.9% in 2019. The decrease in operating profit in the Entertainment, Licensing and Digital segment was driven by lower net revenues as well as asset impairment charges including $20.8 million in production assets, driven by a change in entertainment strategy as a result of the eOne Acquisition in 2020. These decreases were partially offset by lower program costs and amortization costs, reduced operating expenses associated with the closure of the Backflip business in the fourth quarter of 2019, lower royalty expense due to a favorable mix from growth in licensed digital gaming, as well as lower digital gaming advertising and development costs during 2020.
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
eOne
2020 Results
eOne segment operating losses were $79.2 million, or -8.3% of segment net revenues in 2020. This loss was driven by $112.4 million of acquisition and related costs including expense associated with the acceleration of eOne stock-based compensation and advisor fees settled at closing of the acquisition as well as integration costs and impairment charges in the fourth quarter of 2020 for certain definite-lived intangible and other assets. In addition, the operating loss included $97.9 million of incremental intangible amortization costs associated with the fair value of acquired intangible assets.
Segments and Corporate and Eliminations
In the Global Operations segment, the operating loss was $8.7 million in 2020 compared to operating losses of $7.2 million and $8.4 million in 2019 and 2018, respectively.
In Corporate and eliminations, the operating loss was $85.5 million in 2020 compared to operating profit of $36.9 million in 2019 and an operating loss of $99.3 million in 2018. The Corporate and Eliminations operating loss in 2020 was driven primarily by charges related to the eOne Acquisition; including acquisition and integration costs of $32.8 million and restructuring and related costs of $52.6 million, comprised of severance and retention costs, as well as impairment charges for certain definite-lived intangible assets driven by the change in strategy for the combined company’s entertainment assets. In addition to the charges associated with the eOne Acquisition, the Company incurred $8.5 million of severance charges associated with cost-savings initiatives within the Company’s commercial and Film and TV businesses. Corporate and Eliminations operating profit in 2019 includes $17.8 million of transaction costs associated with the eOne acquisition.

OPERATING COSTS AND EXPENSES
The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the fiscal years ended December 27, 2020, December 29, 2019 and December 30, 2018:

	2020	2019	2018
Cost of sales	31.5%	38.3%	40.4%
Program cost amortization	7.1	1.8	1.0
Royalties	10.4	8.8	7.7
Product development	4.7	5.6	5.4
Advertising	7.6	8.8	9.6
Amortization of intangibles	2.6	1.0	0.6
Selling, distribution and administration	22.9	22.0	28.1
Acquisition and related costs	4.0	—	—
Operating expenses for 2020, 2019 and 2018 include benefits and expenses related to the following events:
•During 2020, in association with the Company's acquisition of eOne, the Company incurred related expenses of $218.6 million, comprised of 145.2 million of acquisition and integration costs and restructuring and related costs of $73.4 million.
•During 2020, the Company incurred incremental intangible amortization costs of $97.9 million related to the intangible assets acquired in the eOne Acquisition.
•The Company incurred $8.5 million of severance charges, associated with cost-savings initiatives recorded within selling, distribution and administration ("SD&A") expenses in the Company's Corporate and Eliminations segment.
•During 2019, the Company incurred acquisition costs related to eOne of $17.8 million within administrative expenses in the Corporate and Eliminations segment.
•During 2018, the Company recognized charges of $60.4 million consisting of incremental expense for credit losses on outstanding Toys“R”Us receivables, royalty expense, inventory obsolescence as well as other costs related to the Toys“R”Us bankruptcy.
•During 2018, the Company incurred $89.3 million of severance charges, related to the 2018 restructuring program. These charges were recorded within SD&A expenses and included in Corporate and Eliminations.
•During 2018, the Company recorded $117.6 million in goodwill impairment and other intangible asset impairment charges, all within administrative expenses in the Entertainment, Licensing & Digital segment and the Corporate and Eliminations segment.
Cost of Sales
Cost of sales primarily consists of purchased materials, labor, manufacturing overhead and other inventory-related costs such as obsolescence. Cost of sales decreased 5% to $1,718.9 million, or 31.5% of net revenues, for the year ended December 27, 2020 compared to $1,807.8 million, or 38.3% of net revenues, for the year ended December 29, 2019. The cost of sales decrease as a percent of net revenues is primarily related to the acquisition of eOne, which experiences lower cost of sales as a percentage of net sales, and to a lesser extent, the decrease was due to the impact of $14.4 million of foreign exchange translation. The cost of sales decrease in dollars was driven by a favorable brand mix including an increase in net sales of MAGIC: THE GATHERING products, and improved inventory costing, partially offset by higher markdowns to address excess retail inventory within the International Segment.
In 2019, cost of sales decreased 2% to $1,807.8 million, or 38.3% of net revenues, for the year ended December 29, 2019 compared to $1,850.7 million, or 40.4% of net revenues, for the year ended December 30, 2018. The cost of sales decrease in dollars and as a percent of net revenues was the result of favorable product mix from higher Entertainment, Licensing and Digital revenues combined with higher Partner Brand products, such as DISNEY FROZEN, MARVEL and STAR WARS, and additional savings related to favorable obsolescence expense and sales allowances. These savings were partially offset by increased costs to bring products into the U.S. during 2019.

Program Cost Amortization
Program cost amortization totaled $387.1 million, or 7.1% of net revenues in 2020, compared to $85.6 million, or 1.8% of net revenues, in 2019 and $43.9 million, or 1.0% of net revenues, in 2018. Program costs are capitalized as incurred and amortized using the individual-film-forecast method. Program cost amortization reflects both the phasing of revenues associated with films and television programming, as well as the type of content being produced and distributed. The increase in dollars and as a percentage of net revenues is related to the addition of eOne's business in 2020, which experiences higher program cost amortization as a percentage of net sales. Program cost amortization attributable to eOne was 6.2% of net revenues in 2020. This increase was partially offset by lower program cost amortization attributable to the TRANSFORMERS: BUMBLEBEE theatrical release, which the Company began to amortize during the third quarter of 2019.
Program production cost amortization increased in dollars and as a percent of net revenues in 2019 compared to 2018 reflecting amortization of production expenses attributable to certain film production assets, most notably TRANSFORMERS: BUMBLEBEE, partially offset by lower amortization of production expenses related to MY LITTLE PONY: THE MOVIE in 2019.
Royalty Expense
Royalty expense of $570.0 million, or 10.4% or net revenues, in 2020 compared to $414.5 million, or 8.8% of net revenues, in 2019 and $351.7 million, or 7.7% of net revenues, in 2018. Fluctuations in royalty expense generally relate to the volume of entertainment-driven products sold in a given period, especially if the Company is selling product tied to one or more major motion picture releases in the period. Product lines related to Hasbro-owned or controlled brands supported by entertainment generally do not incur the same level of royalty expense as licensed properties, particularly DISNEY FROZEN, STAR WARS and MARVEL, as well as DREAMWORKS and BEYBLADE products and certain other licensed properties which carry higher royalty rates than other licensed properties. Higher royalty expense in dollars and as a percentage of net revenues in 2020 compared to 2019, was driven by the addition of eOne royalty expenses in 2020 which represented 3.2% of net revenues, partially offset by lower sales of Partner Brand products.
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
Product Development
Product development expense in 2020 totaled $259.5 million, or 4.7% of net revenues, compared to $262.2 million, or 5.6% of net revenues, in 2019. Product development expenditures reflect the Company’s investment in innovation and anticipated growth across our brand portfolio. The decrease as a percentage of net revenues was primarily related to the addition of eOne revenues, with no associated product development costs. The decrease in dollars during 2020 was driven by lower spending as a result of global cost savings initiatives combined with the impact of the closure of the Company's Backflip business during the fourth quarter of 2019. These decreases were partially offset by increased investments in the Company's Wizards of the Coast business.
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
Advertising Expense
Advertising expense in 2020 totaled $412.7 million, or 7.6% of net revenues compared to $413.7 million or 8.8% of net revenues in 2019 and $439.9 million or 9.6% in 2018. The level of the Company’s advertising expense is generally impacted by revenue mix, the amount and type of theatrical releases and television programming. The decrease in dollars was driven by lower advertising costs related to the Company’s digital gaming initiatives due to the timing of launch dates and reduced advertising levels across substantially all of the Company's regions, most notably in Latin America, reflecting the current environment due to the impact of COVID-19. These decreases were partially offset by increased advertising expenses as a result of the addition of eOne operations in 2020. Advertising expense attributable to eOne was 1.5% of net revenues in 2020.

In 2019, the decrease in dollars and as a percentage of net revenues, was related to higher entertainment backed revenues which require lower advertising expense combined with greater efficiency in advertising programs.
Amortization of Intangible Assets
Amortization of intangible assets increased to $144.7 million, or 2.6% of net revenues, in 2020 compared to $47.3 million, or 1.0% of net revenues, in 2019 and $28.7 million, or 0.6% of net revenues in 2018. The increase in dollars and as a percentage of net revenues is primarily related to the acquisition of eOne, which contributed intangible asset amortization of $97.9 million, or 1.8% of net revenues in 2020.
In 2019, the increase in amortization of intangible assets in both dollars, and as a percent of net revenues reflects amortization related to the POWER RANGERS property rights acquired during the second quarter of 2018 as well as other licensed property rights, which began amortizing in 2019.
Selling, Distribution and Administration Expenses
Selling, distribution and administration ("SD&A") expenses increased to $1,252.1 million, or 22.9% of net revenues in 2020 from $1,037.1 million, or 22.0% of net revenues, in 2019. In 2020, the increase in SD&A expenses was driven primarily by the inclusion and consolidation of eOne's operations, accounting for 3.9% of net revenues. Also contributing to the increase was higher freight costs and higher expense for credit losses due to the impacts of the COVID-19 pandemic, as well as $8.5 million of restructuring charges. This increase was partially offset by lower marketing, sales and warehousing expenses across the regions during the year.
Selling, distribution and administration expenses were $1,037.1 million, or 22.0% of net revenues, in 2019 compared to $1,287.6 million, or 28.1% of net revenues, in 2018. SD&A expenses in 2019 included $17.8 million of transaction expenses related to the eOne acquisition while 2018 administrative expenses include the $117.6 million in goodwill impairment and other intangible asset charges, $89.3 million of severance charges, and $50.2 million of incremental expenses related to the Toys"R"Us bankruptcy. Absent these charges, the remaining decrease reflects lower spending due to the Company’s cost-reduction efforts and lower compensation expense, partially offset by increased expenses related to opening a new Midwestern U.S. warehouse and higher domestic shipping and warehousing costs to support higher sales.
Acquisition and Related Costs
During 2020, the Company incurred $218.6 million of acquisition and related costs in connection with the eOne Acquisition. These expenses were comprised of $145.2 million of acquisition and integration costs and $73.4 million of restructuring and related costs. Most notably, $47.4 million of expenses associated with the acceleration of eOne stock-based compensation and $38.2 million of advisor fees, substantially all of which were settled at the closing of the acquisition as well as certain other integration costs.
NON-OPERATING (INCOME) EXPENSE
Interest Expense
Interest expense totaled $201.1 million in 2020 compared to $101.9 million in 2019 and $90.8 million in 2018. In connection with the financing of the eOne Acquisition, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities in November 2019, and in the first quarter of 2020, borrowed $1.0 billion in term loans provided by a term loan agreement. The increase in interest expense in 2020 compared to 2019 reflects interest related to these notes and other borrowings associated with the eOne Acquisition, partially offset by lower average short-term borrowings during 2020.
Interest Income
Interest income was $7.4 million in 2020 compared to $30.1 million in 2019 and $22.4 million in 2018. In 2019, the Company had higher cash balances driven by the long-term debt and equity financings completed in November 2019, resulting in proceeds of approximately $3.3 billion which were used in the December 30, 2019 acquisition of eOne. In 2020, the decrease in interest income was primarily the result of lower cash balances and lower average interest rates compared to 2019. The increase in interest income is 2019 was the result of the higher cash balances described above, partially offset by lower average interest rates compared to 2018.

Other (Income) Expense, Net
Other (income) expense, net was $(14.0) million, $(13.9) million and $(7.8) million in 2020, 2019 and 2018, respectively. The following table outlines major contributors to other (income) expense, net, expressed in millions of dollars.

	2020	2019	2018
Foreign currency losses (gains)	$2.1	$(124.3)	10.8
Earnings from Discovery Family Channel	(21.8)	(23.6)	(21.1)
Pension expense	1.2	119.5	5.8
Gain on PP&E	(4.9)	(0.4)	(0.4)
eOne deferred financing costs	1.0	19.6	—
Loss (gain) on investments	7.3	(6.1)	(3.0)
Other	1.1	1.4	0.1
	$(14.0)	(13.9)	(7.8)
•Foreign currency losses reflect the strengthening of the U.S. dollar against certain currencies, primarily across the Company's Latin American markets. Foreign currency gains in 2019 reflect realized and unrealized gains of approximately $114.1 million on the foreign exchange forward and option contracts entered to hedge a portion of the British pound sterling purchase price in relation to the eOne acquisition.
•Earnings from the Discovery joint venture are comprised of the Company’s share in the results of the Network.
•During 2019, the Company incurred $111.0 million of settlement charges related to the termination of its U.S. defined benefit pension plan which is reflected as a non-cash charge to pension expense.
•The gain on PP&E in 2020 reflects a $6.1 million gain related to the sale of the Dragonvale software and brand.
•During 2019, the Company incurred costs associated with the financing of the eOne transaction. With the termination of the bridge facility, the Company wrote off the associated financing costs in the fourth quarter of 2019.
•During 2020, the loss on investments was driven by a partial write off of an investment in Quibi, a mobile streaming service, which was obtained as part of the eOne acquisition. The 2019 and 2018 gain on investments primarily reflects proceeds from the sale of certain long-term investments sold during the year.
•In relation to their joint venture, Discovery owns an option to purchase Hasbro’s share of the Discovery Family Channel. The option’s fair value is periodically re-measured and represents a $1.5 million gain in 2020, a $1.3 million gain in 2019 and a $0.5 million gain in 2018 (included in other in the table above) due to the option’s value decrease.
INCOME TAXES
Income tax expense totaled 30.0% of pre-tax earnings in 2020 compared with 12.4% in 2019 and 18.5% in 2018. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Income tax expense for 2020 includes a discrete net tax benefit of $14.5 million primarily related to eOne acquisition and related costs, revaluation of tax attributes as a result of United Kingdom’s enactment of the Finance Act of 2020, increase of uncertain tax positions based on changes in management judgment and tax planning, including planning directly related to the eOne integration. Income tax expense for 2019 includes a net discrete tax benefit of $33.5 million primarily relating to the settlement of the U.S. defined benefit pension plan liability and the acquisition of eOne, specifically the nontaxable integrated hedging gains and nondeductible transaction costs. Income tax expense for 2018 includes a discrete net tax expense of $40.7 million relating to the Tax Cuts and Jobs Act (the “Tax Act”) and net tax benefits of approximately $50.0 million primarily due to reassessment of prior period tax positions and excess tax benefits relating to share-based compensation.
Subsequent to the Tax Act, the Company has greater flexibility to manage cash globally. The Company intends to repatriate the accumulated foreign earnings as needed from time to time. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. In 2020, the Company recorded approximately $1.2 million of foreign withholding and U.S. state taxes that will be incurred due to future cash distributions. The Company will continue to record additional tax effects, if any, in the period that the on-going distribution analysis is completed and is able to make reasonable estimates.
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU 2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. While the Company is continuing to assess the potential impacts of ASU 2019-12, it does not expect ASU 2019-12 to have a material effect on its consolidated financial statements.
In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04) Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in this update apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. An entity may elect to apply the amendments provided by this update beginning March 12, 2020 through December 31, 2022. The Company does not expect the change from LIBOR to an alternate rate to have a material impact on its consolidated financial statements however, unlike other standard updates, the provisions of this update are only available until December 31, 2022, as such, the Company continues to evaluate the standard's potential impact to its consolidated financial statements.
OTHER INFORMATION
Brexit Referendum
On June 23, 2016, the United Kingdom voted in a referendum to leave the European Union (“EU”), referred to as Brexit. The UK government triggered the formal two-year period to negotiate the terms of the UK’s exit on March 29, 2017. These events resulted in an immediate weakening of British pound sterling against the US dollar, and increased volatility in the foreign currency markets which continued through 2019. These fluctuations initially affected Hasbro’s financial results, although the impact was partially mitigated by the Company’s hedging strategy. On January 31, 2020, the UK formally withdrew from the EU and entered a transitional period which ended on December 31, 2020. In December 2020 the UK and the EU agreed on a trade and cooperation agreement, under which the EU and the UK will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the UK and the EU, including as it relates to trade, transport and visas. The Company continues to monitor the impact to foreign currency markets, taking appropriate actions to support the Company’s long-term strategy and to mitigate risks in its operational and financial activities. However, the Company cannot predict the direction of Brexit-related developments nor the impact of those developments on our European operations and the economies of the markets in which they operate.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In 2020, the Company funded its operations and liquidity needs through available cash and from cash flows from operations, and when needed, used borrowings under its available lines of credit. In addition, the Company’s eOne operating segment used production financing to fund certain of its television and film productions which are arranged on an individual production basis by special purpose production subsidiaries.
During 2021, the Company expects to continue to fund its working capital needs primarily through available cash and cash flows from operations and from production financing facilities and, if needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit and production financing, are adequate to meet its working capital needs for 2021, including the repayment of the current portion of our long-term debt of $432.6 million, as shown on the consolidated balance sheets which represents the $300.0 million of 3.15% Notes that mature during the second quarter of 2021, as well as the current portion of required quarterly principal amortization payments for our term loan facilities and other production financing facilities, each as described below. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of December 27, 2020, the Company’s cash and cash equivalents totaled $1,449.7 million, of which $73.2 million is restricted under the Company’s production financing facilities. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Act provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of December 27, 2020, the Company had a total liability of $174.5 million related to this tax, $18.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $156.1 million is presented within other liabilities, non-current on the consolidated balance sheets included in Part II, Item 8. Financial Statements, of this Form 10-K. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 27, 2020 are denominated in the U.S. dollar.
The table below outlines key financial information pertaining to our consolidated balance sheets including the year-over-year changes, expressed in millions of dollars.

	2020	%	2019	%	2018
Cash and cash equivalents, net of short-term borrowings (including restricted cash of $73.2,$0.0 and $0.0)	$1,449.7	-68%	$4,580.4	>100%	$1,172.6
Accounts receivable, net	1,391.7	-1%	1,410.6	19%	1,188.1
Inventories	395.6	-11%	446.1	1%	443.4
Prepaid expenses and other current assets	609.6	96%	310.5	16%	268.7
Other assets	1,260.2	>100%	585.0	-21%	744.3
Accounts payable and accrued liabilities	1,964.1	56%	1,256.6	-1%	1,264.6
Other liabilities	793.9	43%	556.6	3%	539.1
Accounts receivable, net decreased 1% in 2020 compared to 2019. Foreign currency translation did not have a significant impact on account receivable balances in 2020. Absent eOne, accounts receivable balances decreased 15% due to improved collections and fewer sales to customers that carry longer payment terms. Days sales outstanding decreased to 74 days at December 27, 2020 from 90 days at December 29, 2019. The days sales outstanding primarily reflects improved collections throughout 2020 as well as the mix of sales. Accounts receivable, net increased 19% in 2019 compared to 2018. Days sales outstanding increased to 90 days at December 29, 2019 from 78 days at December 30, 2018. The days sales outstanding increase was the result of higher sales in jurisdictions with longer payment terms as well as the timing of shipments during the fourth quarter of 2019.
Inventories decreased 11% in 2020 compared to 2019 reflecting lower levels, primarily in the US, and across all regions, due to improved inventory management and lower sales. Inventories increased 1% in 2019 compared to 2018. Foreign currency translation did not have a significant impact on 2020 inventory balances.
Prepaid expenses and other current assets increased 96% in 2020 compared to 2019. The increase was due to higher accrued royalty and licensing income, primarily attributable to accrued revenue balances of $236.9 million associated with eOne's properties and content, higher prepaid royalty amounts due to payments made in the first quarter of 2020 for the extension of the Company’s Marvel and Lucas agreements, higher accrued tax credits related to film and television production costs, the majority of which are attributable to eOne productions, and higher prepaid tax balances as a result of lower earnings relative to estimated tax payments. These increases were partially offset by lower unrealized gains on foreign exchange contracts and lower short-term investment balances as a result of the Company's global cash management strategy. Prepaid expenses and other current assets increased 16% in 2019 compared to 2018. The increase was due to higher unrealized gains on foreign exchange contracts, including $34.1 million of unrealized gains from hedges in relation to the eOne acquisition purchase price and other related transaction costs. In addition, the increase in prepaid expenses and other current assets was due to higher accrued and prepaid royalty and licensing balances in 2019. As a result of the settlement of the Company's U.S. defined benefit pension plan liability, the Company had remaining excess assets of approximately $20.2 million of which $8.6 million was recorded as a current asset to be used to fund Company contributions to the Company's 401(k) plan in the U.S. These increases were partially offset by lower prepaid tax balances.
Other assets increased 115% in 2020 compared to 2019. The increase was primarily due to eOne's investments in acquired content and production for film, television and music content of $627.9 million. Also contributing to the increase in 2020 are higher long-term accrued income balances primarily driven by eOne and higher deferred tax balances resulting from the eOne acquisition. These increases were partially offset by lower capitalized television production costs in the legacy Hasbro business and lower non-current royalty advances which have been reclassified from non-current to current. Other assets decreased 21% in 2019 compared to 2018. Lower balances in

2019 included: lower deferred tax asset balances as a result of a reclassification of certain deferred tax assets to reduce the Company's transition tax liability, lower long-term receivable balances related to third-party production studio rebates, lower capitalized movie production costs as a result of higher amortization of certain production assets during 2019, as well as decreases in non-current royalty advance balances. These decreases were partially offset by the pension surplus remaining following the settlement of the Company's U.S. defined benefit pension plan liability during 2019, of which approximately $11.6 million was recorded in other assets and higher long-term contract assets balances in 2019.
Accounts payable and accrued liabilities increased 56% in 2020 compared to 2019. The increase was primarily attributable to accrued participation and deferred revenue balances attributable to eOne. In addition, increases included higher account payable balances, higher accrued royalty balances, and higher accrued salaries and incentive compensation balances. Accounts payable and accrued liabilities were essentially flat in 2019 compared to 2018. Increases included higher accrued royalty balances as a result of higher sales of partner brand products, higher accrued incentive compensation balances, the Company’s current lease liability balance of $30.7 million included in accrued liabilities as the result of the adoption of ASU 2016-02, higher accrued dividends resulting from the higher level of shares outstanding and the higher dividend rate, and higher accrued interest as a result of higher debt levels in 2019 from the issuance of notes in November 2019. These increases were primarily offset by the payment of remaining amounts due to Saban Properties for the POWER RANGERS brand acquisition and lower severance accruals from payments made in relation to restructuring actions taken in 2018.
Other liabilities increased to 43% in 2020 compared to 2019. The increase was primarily driven by deferred tax liabilities recorded as a result of the eOne Acquisition, higher long-term lease liability balances resulting from the eOne Acquisition and higher reserves for uncertain tax positions. In addition, the balance in 2020 includes the inclusion of long-term deferred revenue balances related to eOne. These increases were offset by a lower transition tax liability balance reflecting the reclassification of the 2021 installment payment. Other liabilities increased 3% in 2019 compared to 2018. The increase was primarily due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842) ("ASU 2016-02") in 2019 which requires the recognition of long-term lease liability balances, which were $113.4 million at December 29, 2019, partially offset by a decrease in the transition tax liability reflecting the reclassification of certain deferred tax assets to reduce the transition tax liability as well as the reclassification of the 2020 installment payment, and the elimination of deferred rent balances which were netted with their corresponding right of use assets as a result of the adoption of ASU 2016-02 in 2019.
Cash Flow
The following table summarizes the changes in the consolidated statement of cash flows included in Part II, Item 8. Financial Statements, of this Form 10-K, expressed in millions of dollars, for each of the years ended on December 27, 2020, December 29, 2019 and December 30, 2018.

	2020	2019	2018
Net cash provided by (used in)
Operating Activities	$976.3	$653.1	$646.0
Investing Activities	(4,500.2)	(61.0)	(286.5)
Financing Activities	405.9	2,810.6	(737.1)
In 2020, 2019 and 2018, Hasbro generated $976.3 million, $653.1 million and $646.0 million of cash from its operating activities, respectively. Operating cash flows in 2020, 2019 and 2018 included $438.9 million, $33.9 million and $132.0 million, respectively, of cash used for television program and film production. The $323.2 million increase in net cash provided by operating activities was primarily attributable to higher collections of accounts receivable balances in 2020 and higher earnings excluding non-cash charges. These increases were partially offset by higher film and television production spend as a result of the inclusion of eOne operations during 2020. The increase in operating cash flows in 2019 compared to 2018 primarily reflects higher earnings offset by higher levels of accounts receivable at December 2019.
Cash flows utilized by investing activities were $4,500.2 million, $61.0 million and $286.5 million in 2020, 2019 and 2018, respectively. 2020 cash utilized by investing activities reflects $4.4 billion of cash utilized to acquire eOne, net of cash acquired. Additions to property, plant and equipment decreased in 2020 to $125.8 million from $133.6 million and $140.4 million in 2019 and 2018, respectively. Of these additions, 51% in 2020, 54% in 2019 and 58% in 2018 were for purchases of tools, dies and molds related to the Company’s products. During the fiscal years ended December 27, 2020, December 29, 2019 and December 30, 2018, the depreciation of plant and equipment was $120.2 million, $133.5 million and $139.3 million, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation. The cash used for the purchase of eOne consisted of the net proceeds from the issuance of an aggregate principal amount of $2.4 billion in senior secured notes in November 2019, net proceeds $975.2 million from of the issuance of approximately 10.6 million shares of common stock in November 2019 and $1.0 billion in term loans drawn in the first quarter of 2020. Excluding capital expenditures, 2019 cash utilized for investing activities reflects a cash payment net of cash acquired of $8.8 million related to the acquisition of Tuque Games in October of 2019 as well as offsetting realized gains of $80.0 million from hedges in relation to the Company's exposure to fluctuations in the British pound sterling associated with the eOne acquisition purchase price and other transaction related costs. The Company's 2019 investing activities also included $6.4 million received from the installment note relating to the sale of the Company’s manufacturing operations in 2015.
Net cash provided (utilized) by financing activities was $405.9 million, $2,810.6 million, and $(737.1) million in 2020, 2019 and 2018, respectively. Cash provided by financing activities in 2020 included the drawdown of the Company's $1.0 billion in term loans, as well as drawdowns of $115.6 million related to eOne production financing loans. Partially offsetting these cash inflows were production financing loan repayments of $159.8 million, payments of $47.4 million associated with the redemption of eOne stock awards that were accelerated as a result of the acquisition and payments totaling $122.5 million towards the $1.0 billion term loans described above.
In 2019, net cash provided by financing activities included the following financing activities associated with the Company's acquisition of eOne: net proceeds of $2,355.0 million from the November 2019 issuance of senior unsecured long-term debt securities, net proceeds of $975.2 million from the issuance of 10,592,106 shares of common stock and debt acquisition costs of $26.7 million paid in relation to eOne acquisition financing arrangements. In addition, net cash from 2019 financing activities included the Company's remaining payment of $100.0 million related to the 2018 POWER RANGERS brand acquisition.
Financing activities in 2019 and 2018, also reflect $61.4 million and $250.1 million, respectively, of cash paid, including transaction costs, to repurchase the Company’s Common Stock. There were no repurchases of the Company’s common stock in 2020 as the Company suspended its share repurchase program while it prioritizes deleveraging. During 2019 and 2018, the Company repurchased 0.7 million and 2.7 million shares, respectively, at an average price of $87.41and $94.15, respectively. A portion of the 2018 share repurchases were executed to offset the issuance of 3.1 million shares to Saban Properties included as part of the POWER RANGERS asset acquisition. At December 27, 2020, $366.6 million remained for share repurchases under the May 2018 Board authorization.
Dividends paid were $372.7 million in 2020, $336.6 million in 2019 and $309.3 million in 2018. The Company has a long history of returning cash to its shareholders through quarterly dividends and has maintained its quarterly dividend rate of $0.68 per share throughout 2020. The increase in dividends from 2019 to 2020 reflects higher shares outstanding as a result of the November 2019 stock issuance. Net repayments of short-term borrowings were $8.6 million and $8.8 million in 2020 and 2019, respectively. Net proceeds from short term borrowings were $142.4 million in 2018. The Company generated cash from employee stock option transactions of $16.6 million, $31.8 million, and $30.0 million in 2020, 2019 and 2018, respectively. The Company paid withholding taxes related to share-based compensation of $6.0 million, $13.1 million and $58.3 million in 2020, 2019 and 2018, respectively.
Sources and Uses of Cash
The Company commits to inventory production, advertising and marketing expenditures prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable sometimes makes it necessary for the Company to borrow amounts during the latter part of the year. During 2020, 2019 and 2018 the Company primarily used cash from operations and, to a lesser extent, borrowings under available lines of credit to fund its working capital.
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000.0 million. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. At December 27, 2020, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1,500.0 million. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of December 27, 2020. The Company had no borrowings outstanding under its committed revolving credit facility as of December 27, 2020. However, letters of credit outstanding under this facility as of December 27, 2020 were approximately $3.0 million. Amounts available and unused under the committed line, at December 27, 2020 were approximately $1,497.0 million, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $19.9 million was utilized at December 27, 2020. Of the amount utilized under, or supported by, the uncommitted lines, approximately $6.6 million and $13.3 million represent outstanding short-term borrowings and letters of credit, respectively.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. ("Bank of America"), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. The Company is subject to certain financial covenants contained in this agreement and as of December 27, 2020, the Company was in compliance with these covenants. The terms of the Term Loan Facilities are described in Note 11 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K.
During November 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities (collectively, the "Notes") consisting of the following tranches: $300 million of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%; $500 million of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%; $675 million of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55%; and $900 million of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. The terms of the Notes are described in Note 11 to the consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K.
The Company has principal amounts of long-term debt at December 27, 2020 of $5.1 billion due at varying times from 2021 through 2044. Of the total principal amount of long-term debt, $432.6 million is current at December 27, 2020 of which $300.0 million is related to the 3.15% 2021 Notes and $30.0 million is related to principal amortization of the 5-year term loans due December 2024. Additionally, the Company has outstanding production financing facilities at December 27, 2020 of $165.5 million of which $62.9 million is included in long-term debt and $102.6 million is reported as the current portion of long-term debt within the Company's consolidated financial statements. See note 11 to the Company’s consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K for additional information.
In November of 2019, the Company completed an underwritten public offering of 10,592,106 shares of common stock, par value $0.50 per share, at a public offering price of $95.00 per share. Net proceeds from this public offering were approximately $975.2 million, after deducting underwriting discounts and commissions and offering expenses of approximately $31.1 million. The net proceeds were used to finance, in part, the acquisition of eOne and to pay related costs and expenses. See Note 9 for more information on the Company's eOne acquisition financing.

Critical Accounting Policies and Significant Estimates
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include film and television production costs, recoverability of goodwill, intangible assets, income taxes and business combinations. Additionally, the Company identified the valuation of the Company’s equity method investment in Discovery Family Channel as a significant accounting estimate.
Film and Television Production Costs
The Company incurs certain costs in connection with the production of television programs and films which are capitalized as they are incurred and amortized using the individual-film-forecast method. These costs, which include direct production costs, development costs, acquisition and inventory costs as well as residuals and participations, are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of each fiscal year related to the film or television program. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates.
The most significant estimates are those used in the determination of ultimate revenue in the individual-film-forecast method. Ultimate revenue estimates impact the timing of program production cost amortization in the consolidated statements of operations. Ultimate revenue includes revenue from all sources that are estimated to be earned related to a film or television program and include theatrical exhibition; first run program distribution fees; toy, game and other consumer product licensing fees; and other revenue sources, such as secondary market home entertainment formats and subscription video on demand ("SVOD") services. Our ultimate revenue estimates for each film or television program are developed based on our estimates of expected future results. We review and revise these estimates at each reporting date to reflect the most current available information. When estimates for a film or television program are revised, the difference between the program production cost amortization determined using the revised estimate and any amounts previously expensed during that fiscal year, are included as an adjustment to program production cost amortization in the consolidated statements of operations in the period in which the estimates are revised. Prior period amounts are not adjusted for subsequent changes in estimates. Factors that can impact our revenue estimates include the historical performance of similar films and television programs, expected distribution platforms, factors unique to our television and film content and the success of our program-related toy, game and other merchandise.
Recoverability of Goodwill and Intangible Assets
The Company tests goodwill for impairment at least annually. If an event occurs or circumstances change that indicate that the carrying value of a reporting unit exceeds its fair value, the Company will perform an interim goodwill impairment test at that time. The Company may perform a qualitative assessment and bypass the quantitative impairment testing process, if it is not more likely than not that impairment exists.
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
In 2020, following the acquisition of eOne during the first quarter, the Company allocated its $4.6 billion purchase price to tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values amounted to $3.2 billion and was recorded to goodwill and allocated to the Company's reportable segments as follows: eOne: $2.241 million; U.S. and Canada: $521.2 million; International: $329.6 million; and Entertainment, Licensing and Digital: $103.2 million. See note 6 to the Company's consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K for details on the allocation of acquired goodwill.
During the fourth quarters of 2020 and 2019, the Company performed a qualitative goodwill assessment with respect to each of its reporting units, including an assessment of eOne in 2020. Our assessment included the consideration of COVID-19 and the impact to the business in 2020. We determined that it was not necessary to perform a quantitative assessment for the goodwill of the reporting units in either year.

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
During 2020, the Company determined that certain of its definite-lived intangible entertainment and production assets related to properties, from both the legacy Hasbro business as well as properties acquired through the eOne Acquisition, were impaired. It was determined that the carrying values of these intangible assets exceeded their related future cash flows, thus indicating impairment. As a result, charges of $20.1 and $30.7 million were recorded in the first and fourth quarters of 2020, respectively, within acquisition and related costs in the Company's consolidated statement of operations, included in Part II, Item 8. Financial Statements, of this Form 10-K.
There were no other triggering events in 2020 or 2019 which would indicate the Company's intangible assets were impaired.
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
In May 2019, a public referendum held in Switzerland approved the Swiss Federal Act on Tax Reform and AHV Financing (TRAF) proposals previously approved by the Swiss Parliament. The Swiss tax reform measures were effective on January 1, 2020. Changes in tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The enacted changes in Swiss federal tax were not material to the Company's consolidated financial statements. Swiss cantonal tax was enacted in

December 2019. The Company is still assessing the transitional provision options it may elect; however, the legislation is not expected to have a material effect on the Company’s consolidated financial statements.
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
Business Combinations
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
The Company's evaluation of the facts and circumstances available as of December 30, 2019, to assign fair values to eOne assets acquired and liabilities assumed, including income tax related amounts continued throughout 2020. As further analysis of assets including program rights, investment in films and television content, intangible assets, as well as deferred revenue, noncontrolling interests, tax and certain other liabilities was completed during the year, additional information on the assets acquired and liabilities assumed became available. Changes in the information related to the net assets acquired changed the amount of the purchase price assigned to goodwill, and as a result, the preliminary fair values disclosed were adjusted as additional information was obtained and valuations were finalized. Provisional adjustments, if any, were recognized during the reporting periods in which the adjustments were determined. For more information on the eOne Acquisition see note 3, to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K.
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

Contractual Obligations and Commercial Commitments
In the normal course of its business, the Company enters into contracts related to obtaining rights to produce products under license, which may require the payment of minimum guarantees. In addition, the Company enters into contractual commitments to obtain film and television content distribution rights and minimum guarantee commitments related to the purchase of film and television rights for content to be delivered in the future. The Company has also entered into operating leases for certain facilities and equipment. In addition, the Company has $4,962.4 million in principal amount of long-term debt outstanding at December 27, 2020. Future payments required under these and other obligations, expressed in millions of dollars as of December 27, 2020, are as follows:

	Payments due by Fiscal Year
Certain Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt	$330.0	353.0	360.0	560.0	375.0	2,984.9	4,962.9
Interest payments on fixed-rate long-term debt	158.4	153.7	145.9	145.9	130.9	953.9	1,688.7
Operating lease commitments	50.5	46.2	38.2	26.6	21.5	48.2	231.2
Future minimum guaranteed contractual royalty payments	380.5	121.4	52.7	32.7	32.7	32.8	652.8
Transition Tax[a]	18.4	18.4	34.4	45.9	57.3	—	174.4
Tax sharing agreement[b]	4.9	5.1	5.4	6.0	2.8	0.4	24.6
Purchase commitments[c]	394.3	95.0	85.0	—	—	—	574.3
Production financing repayments	48.2	71.5	7.8	23.8	—	—	151.3
First look deals[d]	20.9	8.5	—	—	—	—	29.4
	$1,406.1	$872.8	$729.4	$840.9	$620.2	$4,020.2	$8,489.6
a    As discussed above, the Tax Act requires the Company to pay a one-time mandatory deemed repatriation tax on undistributed foreign earnings of $308.0 million. The Company utilized $78.5 million of existing tax credits to reduce the $308.0 million U.S. federal income tax liability, which resulted in $229.5 million to be paid in interest-free installments through 2025, of which $55.1 million was paid through 2020. See note 12 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K for further discussion.
b    In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture. Accordingly, estimates of these amounts are included in the table above.
c    Purchase commitments represent agreements (including open purchase orders) to purchase inventory and tooling in the ordinary course of business as well as purchase commitments under a manufacturing agreement. The reported amounts exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheets as of December 27, 2020.
d    First look deals represent agreements which give the Company right of first refusal to purchase, distribute, or license certain entertainment projects or content.
Not included in the table above, are certain unsatisfied performance obligations primarily related to in-production television content to be delivered in the future, under existing agreements. As of December 27, 2020, unrecognized revenue attributable to these obligations was $314.2 million. Of this amount, the Company expects to recognize approximately $280.2 million in 2021, $17.9 million in 2022, and $16.1 million in 2023. These amounts include only fixed consideration.
Other Expected Future Payments
From time to time, the Company may be party to arrangements, contractual or otherwise, whereby the Company may not be able to estimate the ultimate timing or amount of the related payments. As such, these amounts have been excluded from the table above and described below:
•Included in other liabilities in the consolidated balance sheets at December 27, 2020, the Company has a liability of $60.6 million of potential tax, interest and penalties for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate amount or timing of payments related to this liability.
•At December 27, 2020, the Company had letters of credit and related instruments of approximately $16.2 million.
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
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. At December 27, 2020, the Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $40.7 million decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by decreases in the value of the forecasted foreign currency transactions.
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
The Company reflects all derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At December 27, 2020, these contracts had net unrealized losses of $7.9 million, of which $3.7 million are recorded in prepaid expenses and other current assets, $1.1 million are recorded in other assets, $12.5 million are recorded in accrued liabilities and $0.2 million are recorded in other non-current liabilities. Included in accumulated other comprehensive earnings at December 27, 2020 are deferred losses of $5.6 million, net of tax, related to these derivatives.
In addition, during the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the eOne Acquisition purchase price and other transaction related costs using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualified as nontaxable integrated tax hedges. The Company recorded realized gains of $80.0 million to other (income) expense, net on the matured portion of these contracts for the year ended December 29, 2019. The remaining contracts matured on December 30, 2019, the closing date of the transaction. The net gains or losses recognized in 2020 were immaterial to the Company's consolidated financial statements.
At December 27, 2020, the Company had fixed rate long-term debt of $4,084.9 million. Of this long-term debt, $600.0 million represents the aggregate issuance of long-term debt in May 2014 which consists of $300.0 million of 3.15% Notes due 2021 and $300.0 million of 5.10% Notes due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at December 27, 2020 are deferred losses, net of tax, of $16.5 million related to these derivatives.
On June 23, 2016, the United Kingdom voted in a referendum to leave the European Union (“EU”), commonly referred to as Brexit. The UK government triggered the formal two-year period to negotiate the terms of the UK’s exit on March 29, 2017. These events resulted in an immediate weakening of British pound sterling against the US dollar, and increased volatility in the foreign currency markets which continued through 2019. These fluctuations initially affected Hasbro’s financial results, although the impact was partially mitigated by the Company’s hedging strategy. On January 31, 2020, the UK formally withdrew from the EU and entered a transitional period which ended on December 31, 2020. In December 2020 the UK and the EU agreed on a trade and cooperation agreement, under which the EU and the UK will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the UK and the EU, including as it relates to trade, transport and visas. The Company continues to closely monitor the negotiations and the impact to foreign currency markets, taking appropriate actions to support the Company’s long-term strategy and to mitigate risks in its operational and financial activities. However, the Company cannot predict the direction of Brexit-related developments nor the impact of those developments on our European operations and the economies of the markets in which they operate.
The Economy and Inflation
The principal market for the Company’s toys and games and licensed consumer products, is the retail sector. Revenues from the Company’s top five retail customers, accounted for approximately 35% of its consolidated net revenues in 2020 and 38% of its consolidated net revenues in 2019 and 2018. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.
The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2020, approximately 64% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.
Quick response inventory management practices being used by retailers as well as growth in ecommerce result in orders increasingly placed for immediate delivery and fewer orders placed well in advance of shipment. Retailers are timing their orders so that they are filled by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s future revenues. In addition, the bankruptcy or other lack of success of one of the Company’s significant retailers could negatively impact the Company’s future revenues.
Unlike the Company's retail sales patterns, revenue patterns from the Company's entertainment businesses fluctuate based on the timing and popularity of television, film, streaming and digital content releases. Release dates are determined by factors including the timing of holiday periods, geographical release dates and competition in the market. In addition, entertainment business operating results fluctuate due to expenses recorded in relation to film and television productions and content such as program amortization costs and advertising expenses, which are incurred and recognized, beginning prior to initial releases and then continue throughout the related distribution windows.
The effect of inflation on the Company’s operations during 2020 was not significant and the Company will continue its practice of monitoring costs and adjusting prices, accordingly.

Coronavirus Outbreak
The global outbreak of COVID-19 currently being experienced in markets in which we, our employees, consumers, customers, suppliers and manufacturers operate, had a significant negative impact on our revenues, profitability and overall business operations during 2020. While we have responded by developing and executing plans to help mitigate the negative impact of COVID-19 to our business, the efforts will not completely prevent our business from being adversely affected. At this time, we are planning for a return to the office later in 2021 and are designing safety protocols intended to protect the health and well-being of our employees upon their return. The coronavirus outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on our future operations. Please see Part I, Item 1A. Risk Factors, of this Form 10-K for further information.
Other Information
The Company is not aware of any material amounts of potential exposure relating to environmental matters and does not believe its environmental compliance costs or liabilities to be material to its operating results or financial position.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, of this Form 10-K and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hasbro, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries (the Company) as of December 27, 2020 and December 29, 2019, the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interests for each of the years in the three year period ended December 27, 2020, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 27, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the carrying value of the investment in Discovery Family Channel
As discussed in Note 7 to the consolidated financial statements, the Company’s equity method investment in Discovery Family Channel, Inc. (DFC) at December 27, 2020 was $216,567 thousand. The Company tests it equity method investment in DFC annually or whenever an event or circumstance occurs that indicates that the carrying value may not be recoverable.
We identified the assessment of the carrying value of the investment in DFC as a critical audit matter. The forecasted revenue, discount rate, and terminal growth rate used to estimate the fair value of the investment involved a high degree of auditor subjectivity given the volatility in consumer interest when choosing entertainment media. The fair value is also sensitive to changes to the forecasted revenue, discount rate, and terminal growth rate assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the impairment evaluation process. This included controls related to the review of forecasted revenue, discount rate, and terminal growth rate assumptions. We assessed the Company’s ability to accurately estimate forecasted revenue by comparing historical forecasts to actual revenue reported by DFC. We also compared revenue forecasts to executed contracts. We involved a valuation professional with specialized skills and knowledge who assisted in:
–evaluating the discount rate by comparing it against a discount rate range that was independently developed using publicly available data for comparable entities
–evaluating the terminal growth rate by comparing it against publicly available industry reports and to DFC’s historical revenue growth
–developing an estimate of the fair value of the investment using (1) DFC’s forecasted cash flows and estimated terminal growth rate and (2) an independently developed discount rate, which was then compared to the Company’s fair value estimate.
Assessment of the initial fair value measurement of intangible and content assets acquired through the business combination of eOne
As discussed in Note 3 to the consolidated financial statements, on December 30, 2019 the Company completed its acquisition of eOne for total consideration of $4,587,642 thousand. The Company measured the identifiable assets acquired and liabilities assumed at fair value, which resulted in the recognition of $1,056,000 thousand of intangible assets and $564,828 thousand of content assets. The fair value of the acquired intangible and content assets was determined based on the estimated future cash flows to be generated from the acquired assets.
We identified the assessment of the initial fair value of the acquired intangible and content assets as a critical audit matter. The forecasted revenue, attrition rates and discount rates used to estimate the fair value of the acquired intangible and content assets involved a high degree of auditor judgment and effort due to the significant measurement uncertainty in the assumptions. The forecasted attrition rates are assumptions for which there was limited observable market information. In addition, the estimated fair values were sensitive to possible changes to the above assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of the identified intangible and content assets. This included controls related to the review of forecasted revenue, attrition rates, and discount rates. We assessed the Company’s ability to accurately estimate forecasted revenue growth by comparing forecasted revenue growth to the acquiree’s historical revenue results and/or publicly available data. To assess the Company’s forecasted attrition rates we compared them to publicly available data. We also involved a valuation professional with specialized skills and knowledge who assisted in:
–evaluating the discount rates by comparing it against discount rates that were independently developed using publicly available data
–developing an estimate of the fair value of the acquired intangible and content assets using (1) the Company’s forecasted cash flows and (2) independently developed discount rates, which were then compared to the Company’s fair value estimate.
Assessment of the amortization of content assets
As discussed in Notes 1 and 8 to the consolidated financial statements, total investments in content assets were approximately $727,186 thousand at December 27, 2020. These amounts are being amortized to program cost amortization using the individual film forecast method. This method estimates amortization based on the ratio of current period revenues to the estimated remaining total revenues (“ultimate revenues”) over a period not exceeding 10 years. The Company estimates ultimate revenues based on the historical performance of similar films and television programs, expected distribution platforms, and factors unique to the Company’s film and television content.
We identified the assessment of the amortization of investments in content assets as a critical audit matter. The forecasted ultimate revenues used to estimate program cost amortization required a high degree of auditor judgment. Evaluating the assumptions used to forecast ultimate revenues, including historical performance of similar film and television programs and expected distribution platforms, required subjective auditor judgment.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design of certain internal controls related to the amortization of content assets. This included controls related to forecasted ultimate revenue. For a sample of content assets, we evaluated the assumptions noted above used to forecast ultimate revenues by comparing to contractual agreements and publicly available data, where available.
/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor, however, we are aware that we have served as the Company’s auditor since at least 1968.
Providence, Rhode Island
February 24, 2021

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 27, 2020 and December 29, 2019
(Thousands of Dollars Except Share Data)

	2020	2019
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $73,200 in 2020 and $0 in 2019	$1,449,676	4,580,369
Accounts receivable, less allowance for credit losses of $28,100 in 2020 and $17,200 in 2019	1,391,726	1,410,597
Inventories	395,633	446,105
Prepaid expenses and other current assets	609,610	310,450
Total current assets	3,846,645	6,747,521
Property, plant and equipment, net	489,041	382,248
Other assets
Goodwill	3,691,709	494,584
Other intangibles, net	1,530,835	646,305
Other	1,260,155	584,970
Total other assets	6,482,699	1,725,859
Total assets	$10,818,385	8,855,628
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$6,642	503
Current portion of long-term debt	432,555	—
Accounts payable	425,500	343,927
Accrued liabilities	1,538,644	912,652
Total current liabilities	2,403,341	1,257,082
Long-term debt	4,660,015	4,046,457
Other liabilities	793,866	556,559
Total liabilities	7,857,222	5,860,098
Redeemable noncontrolling interests	24,426	—
Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares as of 2020 and 2019	110,143	110,143
Additional paid-in capital	2,329,064	2,275,726
Retained earnings	4,204,184	4,354,619
Accumulated other comprehensive loss	(194,953)	(184,220)
Treasury stock, at cost, 82,979,403 shares in 2020 and 83,424,129 shares in 2019	(3,551,749)	(3,560,738)
Noncontrolling interests	40,048	—
Total shareholders’ equity	2,936,737	2,995,530
Total liabilities, noncontrolling interests and shareholders’ equity	$10,818,385	8,855,628
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended in December
(Thousands of Dollars Except Per Share Data)

	2020	2019	2018
Net revenues	$5,465,443	4,720,227	4,579,646
Costs and expenses:
Cost of sales	1,718,888	1,807,849	1,850,678
Program cost amortization	387,056	85,585	43,906
Royalties	569,981	414,549	351,660
Product development	259,522	262,156	246,165
Advertising	412,730	413,676	439,922
Amortization of intangible assets	144,746	47,259	28,703
Selling, distribution and administration	1,252,140	1,037,103	1,287,560
Acquisition and related costs	218,566	—	—
Total costs and expenses	4,963,629	4,068,177	4,248,594
Operating profit	501,814	652,050	331,052
Non-operating expense (income):
Interest expense	201,130	101,878	90,826
Interest income	(7,424)	(30,107)	(22,357)
Other income, net	(13,954)	(13,931)	(7,819)
Total non-operating expense, net	179,752	57,840	60,650
Earnings before income taxes	322,062	594,210	270,402
Income taxes	96,621	73,756	49,968
Net earnings	225,441	520,454	220,434
Net earnings attributable to noncontrolling interests	2,922	—	—
Net earnings attributable to Hasbro, Inc.	$222,519	520,454	220,434

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$1.62	4.07	1.75
Diluted	$1.62	4.05	1.74
Cash dividends declared	$2.72	2.72	2.52
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Fiscal Years Ended in December
(Thousands of Dollars)

	2020	2019	2018
Net earnings	$225,441	520,454	220,434
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	10,087	9,556	(55,524)
Unrealized holding gains (losses) on available-for-sale securities, net of tax	640	514	(2,000)
Net gains on cash flow hedging activities, net of tax	2,380	11,678	36,107
Changes in unrecognized pension amounts, net of tax	(6,609)	14,850	(23,763)
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	(19,252)	(18,459)	1,929
Amortization of unrecognized pension and postretirement amounts	2,021	6,160	9,665
Settlement of U.S. defined benefit plan	—	85,995	—
Other comprehensive (loss) earnings, net of tax	(10,733)	110,294	(33,586)
Total comprehensive earnings, net of tax	214,708	630,748	186,848
Total comprehensive earnings attributable to noncontrolling Interests	2,922	—	—
Total comprehensive earnings attributable to Hasbro, Inc.	$211,786	630,748	186,848
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Thousands of Dollars)

	2020	2019	2018
Cash flows from operating activities
Net earnings	$225,441	520,454	220,434
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	120,229	133,528	139,255
Impairment of goodwill	—	—	86,253
Asset Impairments	71,540	—	31,303
Non-cash pension settlement	—	110,962	—
Amortization of intangible assets	144,746	47,259	28,703
Program cost amortization	387,056	85,585	43,906
Deferred income taxes	30,316	(14,956)	(11,094)
Stock-based compensation	49,748	28,044	27,892
Other non-cash items	7,396	(54,184)	(18,879)
Changes in operating assets and liabilities, net of acquired and disposed balances:
Decrease (increase) in accounts receivable	210,823	(211,450)	180,113
Decrease (increase) in inventories	62,757	(4,631)	(37,211)
(Increase) decrease in prepaid expenses and other current assets	(7,470)	18,106	(11,929)
Program spend, net	(438,854)	(33,851)	(131,984)
Increase in accounts payable and accrued liabilities	49,288	62,277	107,426
Change in net deemed repatriation tax	(18,364)	(14,550)	27,027
Other	81,688	(19,532)	(35,218)
Net cash provided by operating activities	976,340	653,061	645,997
Cash flows from investing activities
Additions to property, plant and equipment	(125,754)	(133,636)	(140,426)
Investments and acquisitions, net of cash acquired	(4,412,948)	(8,761)	(155,451)
Net gains on derivative contracts	—	79,990	—
Other	38,471	1,452	9,400
Net cash utilized by investing activities	(4,500,231)	(60,955)	(286,477)
Cash flows from financing activities
Net proceeds from borrowings with maturity greater than three months	1,112,640	2,354,957	—
Repayments of borrowings with maturity greater than three months	(275,514)	—	—
Net repayments of other short-term borrowings	(8,617)	(8,828)	(142,357)
Purchases of common stock	—	(61,387)	(250,054)
Stock-based compensation transactions	16,592	31,786	29,999
Dividends paid	(372,652)	(336,604)	(309,258)
Payments related to tax withholding for share-based compensation	(6,040)	(13,123)	(58,344)
Redemption of equity instruments	(47,399)	—	—
Deferred acquisition payments	—	(100,000)	—
Proceeds from issuance of common stock	—	975,185	—
Debt acquisition costs	—	(26,653)	—
Other	(13,061)	(4,760)	(7,087)
Net cash provided (utilized) by financing activities	405,949	2,810,573	(737,101)
Effect of exchange rate changes on cash	(12,751)	(4,681)	(21,282)
(Decrease) increase in cash, cash equivalents and restricted cash	(3,130,693)	3,397,998	(398,863)
Cash, cash equivalents and restricted cash at beginning of year	4,580,369	1,182,371	1,581,234
Cash, cash equivalents and restricted cash at end of year	$1,449,676	4,580,369	1,182,371
Supplemental information
Interest paid	$182,919	82,205	82,258
Income taxes paid	$81,573	103,149	117,854
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests
(Thousands of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders’ Equity	Redeemable Non-controlling Interests
Balance, December 31, 2017	$104,847	1,050,605	4,260,222	(239,425)	(3,346,292)	—	$1,829,957	$—
Net earnings	—	—	220,434	—	—	—	220,434	—
Impact of adoption of ASU 2018-02	—	—	21,503	(21,503)	—	—	—	—
Issuance of shares for Saban purchase	—	198,853	—	—	81,544	—	280,397	—
Other comprehensive loss	—	—	—	(33,586)	—	—	(33,586)	—
Stock-based compensation transactions	—	(2,075)	—	—	(694)	—	(2,769)	—
Purchases of common stock	—	—	—	—	(250,054)	—	(250,054)	—
Stock-based compensation expense	—	27,676	—	—	216	—	27,892	—
Dividends declared	—	—	(317,785)	—	—	—	(317,785)	—
Balance, December 30, 2018	$104,847	1,275,059	4,184,374	(294,514)	(3,515,280)	—	$1,754,486	$—
Net earnings	—	—	520,454	—	—	—	520,454	—
Equity issuance, net of fees	5,296	969,889	—	—	—	—	975,185
Other comprehensive earnings	—	—	—	110,294	—	—	110,294	—
Stock-based compensation transactions	—	2,970	—	—	15,693	—	18,663	—
Purchases of common stock	—	—	—	—	(61,387)	—	(61,387)	—
Stock-based compensation expense	—	27,808	—	—	236	—	28,044	—
Dividends declared	—	—	(350,209)	—	—	—	(350,209)	—
Balance, December 29, 2019	$110,143	2,275,726	4,354,619	(184,220)	(3,560,738)	—	$2,995,530	$—
Noncontrolling interests related to acquisition of Entertainment One Ltd.	—	—	—	—	—	43,341	43,341	26,241
Net earnings attributable to Hasbro, Inc.	—	—	222,519	—	—	—	222,519	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	2,478	2,478	444
Buyout of noncontrolling interest	—	606	—	—	—	—	606	—
Other comprehensive loss	—	—	—	(10,733)	—	—	(10,733)	—
Stock-based compensation transactions	—	1,864	—	—	8,688	—	10,552	—
Stock-based compensation expense	—	49,447	—	—	301	—	49,748	—

Dividends declared	—	—	(372,954)	—	—	—	(372,954)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	1,421	—	—	—	(5,771)	(4,350)	(2,259)
Balance, December 27, 2020	$110,143	2,329,064	4,204,184	(194,953)	(3,551,749)	40,048	$2,936,737	$24,426
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
Fiscal Year
Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018 were all fifty-two week periods.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments purchased with an initial maturity to the Company of three months or less. Under the Company's production financing facilities, certain of the Company's cash is restricted while the financing is outstanding. At December 27, 2020, $73,168 of the Company's cash was restricted by such facilities. See Production Financing below and note 11 for further details.
Marketable Securities
Included in marketable securities at December 29, 2019 were investments in private investment funds. These investments were included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, and, due to the nature and business purpose of these investments, the Company had selected the fair value option which requires the Company to record the unrealized gains and losses on these investments in the consolidated statements of operations at the time they occur. As part of its global cash management strategy, the Company sold all of its private investment fund positions during 2020. Marketable securities also include common stock in a public company arising from a business relationship. This type of investment is also included in prepaid expenses and other current assets in the accompanying consolidated balance sheets; however, due to its nature and business purpose, the Company records unrealized gains and losses in accumulated other comprehensive loss in the consolidated balance sheets until it is sold or the decline in value is deemed to be other than temporary, at which point the gains or losses will be recognized in the consolidated statements of operations.
Accounts Receivable and Allowance for Credit Losses
Credit is granted to customers predominantly on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year with regard to the financial performance, cash generation, financing availability and liquidity status of each customer. The majority of customers are formally reviewed at least annually; more frequent reviews are performed based on the customer’s financial condition and the level of credit being extended. For customers on credit who are experiencing financial difficulties, management performs additional financial analyses before shipping orders. The Company uses a variety of financial transactions, based on availability and cost, to increase the collectability of certain of its accounts, including letters of credit, credit insurance, and requiring cash in advance of shipping.
The Company records an allowance for credit losses for accounts receivable based on management’s expected credit losses. Management's estimate of expected credit losses is based on its assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes.
Accounts receivable, net on the consolidated balance sheet represents amounts due from customers less the allowance for credit losses as well as allowances for discounts, rebates and returns.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public companies, this standard became effective for annual reporting periods beginning after December 15, 2019, and early adoption was permitted. The Company adopted the standard in the first quarter of 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At both December 27, 2020 and December 29, 2019, substantially all inventory is comprised of finished goods.
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
See notes 7 and 14 for additional information.

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
(1) In the third quarter of 2020, Entertainment One U.K. Holdings Ltd., a subsidiary of the Company, acquired the remaining 30% of Whizz Kid Entertainment Limited that it did not already own, making it a wholly owned affiliate of the Company.
Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods to depreciate the cost of property, plant and equipment over their estimated useful lives. The principal lives, in years, used in determining depreciation rates of various assets are: land improvements 15 to 19, buildings and improvements 15 to 25 and machinery and equipment (including computer hardware and software) 3 to 12. Depreciation expense is classified in the consolidated statements of operations based on the nature of the property and equipment being depreciated. Tools, dies and molds are depreciated over their useful lives, which is generally three years, using an accelerated method. The Company generally owns all tools, dies and molds related to its products.
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
During the fourth quarters of 2020 and 2019, the Company performed a qualitative goodwill assessment with respect to each of its reporting units, including an assessment of eOne. Our assessment included the consideration of COVID-19 and the impact to our business in 2020. We determined that it was not necessary to perform a quantitative assessment for the goodwill of the reporting units in either year.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

During the fourth quarter of 2018, the Company recorded a non-cash impairment charge of $86,253 within administrative expense and in the Company’s Entertainment, Licensing and Digital segment, which was the full amount of remaining goodwill associated with the Backflip reporting unit. See further discussion in note 6.
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
During 2020, the Company determined that certain of its definite-lived intangible entertainment and production assets related to properties, from both the legacy Hasbro business as well as properties acquired through the eOne Acquisition, were impaired. It was determined that the carrying values of these intangible assets exceeded their related future cash flows. As a result, charges of $20,047 and $30,662 were recorded in the first and fourth quarters, respectively, within acquisition and related costs in the Company's Consolidated Statement of Operations.
In 2019 there were no intangible asset impairments recorded. In the fourth quarter of 2018, the Company recorded non-cash impairments of $31,303. See further discussion in note 6.
Financial Instruments
Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 27, 2020, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 27, 2020 also include long-term borrowings (see note 11 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 14 and 18).
Production Financing
Production financing relates to financing facilities for certain of the Company's television and film productions. Beginning in the first quarter of 2020 with the acquisition of eOne, the Company funded certain of its television and film productions using production financing facilities. Production financing facilities are secured by the assets and future revenues of the individual production subsidiaries, typically have maturities of less than two years while the titles are in production, and are repaid once the production is delivered and all tax credits, broadcaster pre-sales and international sales have been received. In connection with the production of a television or film program, the Company records initial cash outflows within cash flows from operating activities due to its investment in the production and concurrently records cash inflows within cash flows from financing activities from the production financing it normally obtains. Under these facilities, certain of the Company's cash is restricted while the financing is outstanding. At December 27, 2020, $73,168 of the Company's cash was restricted by such facilities. For further details, see note 11.
Revenue Recognition
Revenue is recognized when control of the promised goods, intellectual property or production is transferred to the customers or licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The majority of the Company’s revenues are derived from sales of finished products to customers. Revenues from sales of finished products to customers accounted for 77%, 91% and 92% of the Company’s revenues for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively. When determining whether control of the finished products has transferred to the customer, the Company considers any future performance obligations. Generally, the Company has no post-shipment obligation on sales of finished products to customers and revenues from product sales are recognized upon passing of title to the customer, which is generally at the time of shipment. Any shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within selling, distribution, and administration expenses. The Company offers various discounts, rebates, allowances, returns, and markdowns to its customers (collectively, “allowances”), all of which are considered when determining the transaction price. Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues. Other allowances can vary depending on future outcomes such as customer sales volume (“variable consideration”). The Company estimates the amount of variable consideration using the expected value method. In estimating the amount of variable consideration using the expected value method, the Company considers various factors including but not limited to: customer terms, historical experience, any expected deviations from historical experience, and existing or expected market conditions. The Company then records an estimate of variable consideration as a reduction to revenues at the time of sale. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. Historically, adjustments to estimated variable consideration have not been material.
The Company enters into contracts to license its intellectual property, which consists of its brands, in various channels including but not limited to: consumer products such as apparel or home goods, within formats such as on-line and digital games, within venues such as theme parks, or within formats such as motion picture films. The licensees pay the Company either a sales-based or usage-based royalty, or a combination of both, for use of the brands, in some cases subject to minimum guaranteed amounts or fixed fees. The license of the Company’s brands provide access to the intellectual property over the term of the license, generally without any other performance obligation of the Company other than keeping the intellectual property active, and is therefore considered a right-to-access license of symbolic intellectual property. The Company records sales-based or usage-based royalty revenues for right-to-access licenses at the occurrence of the licensees’ subsequent sale or usage. When the arrangement includes a minimum guarantee, the Company records the minimum guarantee on a ratable basis over the term of the license period and does not record the sales-based or usage-based royalty revenues until they exceed the minimum guarantee.
The Company also produces, sells and licenses music, television and film content for distribution to third parties in formats that include broadcast, digital streaming, transactional and theatrical. These are intellectual property licenses where the licensees pay either a fixed fee for the content license or a variable fee in the form of a sales based royalty. The content that the Company delivers to its licensees typically has stand-alone functionality, generally without any other performance obligation of the Company, and is therefore considered a right-to-use license of functional intellectual property. The Company records revenues for right-to-use licenses once the license period has commenced and the licensee has the ability to use the delivered content. In arrangements where the licensee pays the Company a fixed fee for multiple seasons or multiple series of programming, arrangement fees are recorded as revenues based upon their relative fair values. The Company also earns advertising revenues from certain content made available on free to consumer, streaming video on demand platforms where the Company earns a portion of the advertising revenues earned by the service provider. The performance obligation is met and revenue is recorded, when the user accesses the Company’s content through the streaming platform.
The Company also develops application-based digital games featuring its brands within the games, such as Magic The Gathering: Arena. The Company does not charge a fee to the end users for the download of the games or the ability to play the games. The end users make in-application purchases of virtual currencies with such purchased virtual currencies to be used in the games. The Company records revenues from in-application purchases based on either the usage patterns of the players or the player’s estimated life, depending on the nature of the game item purchased in exchange for virtual currency. For items recognized over the player's estimated life, the Company currently recognizes digital game's revenues within six months of purchase. The Company controls all aspects of the digital goods delivered to the consumer. In the case of Magic the Gathering:Arena, the Company hosts the game on its own platform and therefore is the principal and records the gross revenues within Net Revenues in our Consolidated Statements of Operations.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Costs of Sales
Cost of sales primarily consists of purchased materials, labor, tooling, manufacturing overheads and other inventory-related costs such as obsolescence.
Investment in Productions and Acquired Content Rights and Program Cost Amortization
The Company incurs costs in connection with the production of television programming and motion pictures. These costs are capitalized by the Company as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of such period related to the program. Ultimate revenue estimates are periodically reviewed and adjustments, if any, will result in changes to amortization rates and estimated accruals for residuals and participations. Ultimate revenue includes estimates over a period not to exceed ten years following the date of release of the production. Ultimate revenue used in amortization of acquired content rights is estimated over the life of the acquired rights but no longer than a period of ten years. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. Certain of these agreements require the Company to pay minimum guaranteed advances ("MGs") for participations and residuals. MGs are recognized in the consolidated balance sheets when a liability arises, usually on delivery of the television or film program to the Company. The current portion of MGs are recorded as Payables and Accrued Liabilities and the long-term portion are recorded as Other Liabilities.
In March 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2019-02 (ASU 2019-02) Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350) - Improvements to Accounting for Costs of Films and License Agreements for Program Materials. The amendments in this update align cost capitalization of episodic television series production costs with that of film production cost capitalization. In addition, this update addresses impairment testing procedures with regard to film groups, when a film or license agreement is expected to be monetized with other films and/or license agreements.  The intention of this update is to align accounting treatment with changes in production and distribution models within the entertainment industry and to provide increased transparency of information provided to users of financial statements about produced and licensed content.  For public companies, this standard is effective for annual reporting periods beginning after December 15, 2019, and early adoption was permitted. The Company adopted the standard in the first quarter of 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.
Royalties
The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. In addition, the Company enters into minimum guarantee royalty arrangements related to the purchase of film and television rights for content to be delivered in the future. These agreements may call for payment in advance or future payment of minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense when the related revenue is recognized in the consolidated statements of operations. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under the license, the non-recoverable portion of the guaranty is charged to expense at that time.
Advertising
Production costs of commercials are expensed in the fiscal year during which the production is first aired. The costs of other advertising and promotion programs are expensed in the fiscal year incurred.
Shipping and Handling
Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2020, 2019 and 2018, these costs were $227,969, $218,742 and $206,307, respectively, and are included in selling, distribution and administration expenses.

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
In February 2016, the FASB issued Accounting Standards Update 2016-02 (ASU 2016-02), Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for virtually all leases. The liability is based on the present value of lease payments and the asset is based on the liability. For income statement purposes, a dual model was retained requiring leases to be either classified as an operating lease or finance lease. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern. The Company adopted ASU-2016-02 on December 31, 2018, the first day of fiscal 2019 . For all leases, the terms were evaluated, including extension and renewal options as well as the lease payments associated with the leases. As a result of the adoption of the standard, in the first quarter of 2019, the Company recorded right-of-use assets of $121,230 and lease liabilities of $139,520. The Company’s results of operations were not impacted by this standard. The adoption of this standard did not have an impact on the Company’s cash flows. For further details, see note 17.
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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of December 27, 2020, the valuation allowance of $174,185 was primarily related to net operating losses acquired as part of the eOne acquisition. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Pension Plans, Postretirement and Postemployment Benefits
Pension expense and related amounts in the consolidated balance sheets are based on actuarial computations of current and future benefits. Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and, therefore affect recognized expense in future periods. The corridor used for this purpose is equal to 10% of the greater of plan liabilities or market asset values, and future periods vary by plan, but generally equal the actuarially determined average expected future working lifetime of active plan participants. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retired under any of its United States defined benefit pension plans prior to January 1, 2020, and meet certain age and length of service requirements. During the fourth quarter of 2019, with the approval of the Compensation Committee of the Company's Board of Directors, the Company announced the elimination of the contributory post-retirement health and life insurance coverage for employees whose retirement eligibility begins after December 31, 2019. See note 16 for further discussion.
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
Stock-Based Compensation
The Company has a stock-based employee compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. All awards are measured at fair value at the date of the grant and amortized as expense on a straight-line basis over the requisite service period of the award. For awards contingent upon Company performance, the measurement of the expense for these awards is based on the Company’s current estimate of its performance over the performance period. See note 15 for further discussion.
Risk Management Contracts
Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory and other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States, Canadian and Hong Kong dollars as well as Euros and British pound sterling. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
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
The Company records all derivatives, such as foreign currency exchange contracts, on the consolidated balance sheets at fair value. Changes in the derivative fair values that are designated as cash flow hedges and are effective are deferred and recorded as a component of Accumulated Other Comprehensive Loss (“AOCE”) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The ineffective portion of a hedging derivative, if any, is recognized immediately in the consolidated statements of operations in other (income) expense. The Company’s foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included in the consolidated statements of operations. The Company uses derivatives to economically hedge intercompany loans denominated in foreign currencies. The Company does not use hedge accounting for these contracts as changes in the fair value of these contracts are substantially offset by changes in the fair value of the intercompany loans.
During the third quarter of 2019, the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the Entertainment One Ltd. ("eOne") acquisition purchase price and other transaction related costs using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualified as nontaxable integrated tax hedges. The Company recorded realized gains of $79,990 on matured contracts to other (income) expense, net for the year ended December 29, 2019. These contracts matured on December 30, 2019 (the closing date of the transaction) and net gains or losses recognized on these contracts in 2020 were immaterial.
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
Net Earnings Per Common Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year as well as awards that have not been issued but all contingencies have been met. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 2,842, 928 and 1,077 for 2020, 2019, and 2018, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 27, 2020 is as follows:

	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$222,519	222,519	520,454	520,454	220,434	220,434
Average shares outstanding	137,260	137,260	127,896	127,896	126,132	126,132
Effect of dilutive securities:
Options and other share-based awards	—	294	—	603	—	758
Equivalent shares	137,260	137,554	127,896	128,499	126,132	126,890
Net earnings per share attributable to Hasbro, Inc.	$1.62	1.62	4.07	4.05	1.75	1.74

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(2)    Revenue Recognition
In addition to the required disclosures below, please see further discussion of the Company's revenue recognition policy in note 1.
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
At December 27, 2020 and December 29, 2019, the Company had the following contract assets and liabilities in its consolidated balance sheets:

	December 27, 2020	December 29, 2019
Assets
Contract assets - current	$284,418	32,182
Contract assets - long term	77,002	14,777
Total	$361,420	46,959
Liabilities
Contract liabilities - current	$161,018	48,465
Contract liabilities - long term	18,163	10,051
Total	$179,181	58,516
For the year ended December 27, 2020, the Company recognized all of the contract assets and $14,507 of contract liabilities that were included in the December 29, 2019 balances.
In connection with the Company’s acquisition of eOne, the Company acquired $267,566 of contract assets, of which $223,901 were recorded in Prepaid Expenses and Other Current Assets and $43,665 were recorded in Other Long-term Assets, within the Company’s consolidated balances sheets. In addition, the Company acquired deferred revenues from eOne in the amount of $112,578, of which $105,161 were recorded in Accrued Liabilities and $7,417 were recorded in Other Non-current Liabilities within the Company's consolidated balance sheets. For the year ended December 27, 2020, the Company recognized all revenues related to the acquired current contract liabilities.
Contract assets and liabilities attributable to eOne represent approximately 78% and 59% of total contract asset balances and total contract liability balances, respectively, as of December 27, 2020.
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of December 27, 2020, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $314,164. Of this amount, we expect to recognize approximately $280,197 in 2021, $17,871 in 2022, and $16,096 in 2023. These amounts include only fixed consideration.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable on the consolidated balance sheets as of December 27, 2020 and December 29, 2019 are primarily from contracts with customers. In the year ended December 30, 2018, the Company recorded a charge for credit losses for accounts receivable of approximately $49,000 related to Toys“R”Us. The Company had no other material expense for credit losses in the years ended December 27, 2020, December 29, 2019, or December 30, 2018.
Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by segment: US and Canada, International, Entertainment, Licensing and Digital, eOne and Global Operations. The Company further disaggregates revenues within its International segment by major geographic region: Europe, Latin America, and Asia Pacific. Finally, the Company disaggregates its revenues by brand portfolio into five brand categories: Franchise Brands, Partner Brands, Hasbro Gaming, Emerging Brands and TV/Film/Entertainment. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See note 21 for further information.
(3) Business Combination
On December 30, 2019, the Company completed its acquisition of eOne, a global independent studio that specializes in the development, acquisition, production, financing, distribution and sales of entertainment content. eOne's principal brand, PEPPA PIG, which was launched in the United Kingdom in May 2004, entertains preschool children worldwide with much of its historical revenue generated through licensing and merchandising programs across multiple retail categories. eOne’s portfolio of preschool brands also includes PJ MASKS.
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
The Company financed the acquisition with proceeds from the following debt and equity financings: (1) the issuance of senior unsecured Notes in an aggregate principal amount of $2,375,000 in November 2019, (2) the issuance of 10,592 shares of common stock at a public offering price of $95.00 per share in November 2019 (resulting in net proceeds of $975,185) and (3) $1,000,000 in term loans provided by a term loan agreement, which were borrowed on the date of closing. See note 11 for further discussion of the issuance of the senior unsecured notes and term loan agreement.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The acquisition was accounted for as a business combination under FASB Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”). Pursuant to Topic 805, the Company allocated the eOne purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, December 30, 2019. The excess of the purchase price over those fair values was recorded to goodwill. The Company's evaluations of the facts and circumstances available as of December 30, 2019, to assign fair values to assets acquired and liabilities assumed, including income tax related amounts, continued throughout 2020. As we completed further analysis of assets including program rights, investment in films and television content, intangible assets, as well as deferred revenue, noncontrolling interest, tax and certain other liabilities, additional information impacting the assets acquired, liabilities assumed and the related allocation thereof, became available. As a result, changes in information related to the net assets acquired, impacted the amount of the purchase price assigned to goodwill resulting in adjustments to the preliminary fair values set forth below, as additional information was obtained and valuations were completed. Provisional adjustments were recognized during the reporting period in which the adjustments were determined and are identified as measurement period adjustments below. The adjustments made to the fair value of acquired investments in productions and content and intangible assets did not result in material changes to the amortization expense recorded in previous quarters.
The following table summarizes our allocation of the December 30, 2019 eOne purchase price (in thousands of dollars), as adjusted during the year ended December 27, 2020:

	Initial Fair Value	Measurement Period Adjustments	Updated Fair Value
Cash, cash equivalents and restricted cash	$183,713	$(9,019)	$174,694
Accounts receivable, net	259,061	(622)	258,439
Inventories	7,029	—	7,029
Other current assets	286,270	(12,968)	273,302
Property, plant and equipment (including right of use assets)	90,339	35,333	125,672
Intangible assets	1,055,249	751	1,056,000
Content assets - IIC and IIP	751,524	(186,696)	564,828
Other assets	183,209	(58,688)	124,521
Short-term borrowings	(11,011)	(4,377)	(15,388)
Current portion of long-term debt	(60,533)	(60,498)	(121,031)
Accounts payable, and accrued liabilities	(761,086)	100,244	(660,842)
Long-term debt	(149,118)	67,279	(81,839)
Other liabilities	(262,644)	19,087	(243,557)
Noncontrolling interests	(63,541)	(6,041)	(69,582)
Estimated fair value of net assets acquired	1,508,461	(116,215)	1,392,246
Goodwill	3,079,181	116,215	3,195,396
Total purchase price	$4,587,642	$—	$4,587,642

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Intangible assets consist of intellectual property associated with established brands, eOne artist relationships, eOne music catalogs and trademarks and tradenames with estimated useful lives ranging from 7 to 15 years, determined based on when the related cash flows are expected to be realized. The fair value of the intangible assets acquired was determined based on the estimated future cash flows to be generated from the acquired assets, considering assumptions related to contract renewal rates and estimated brand franchise revenue growth. The following table summarizes the intangible assets acquired as part of the eOne Acquisition for the year ended December 27, 2020:

Intangible assets acquired	Weighted Average Amortization Period	Fair value
Established brands	10 years	615,000
Trade names	15 years	100,000
Artist relationships	14 years	100,000
Music catalogs	12 years	120,000
Other	8 years	$121,000
Total intangible assets acquired	11 years	$1,056,000
Investments in productions and content, or IIP and IIC, includes the fair value of completed films and television programs which have been produced by eOne or for which eOne has acquired distribution rights, as well as the fair value of films and television programs in production, pre-production and development. For films and television programs, fair values were estimated based on forecasted cash flows, discounted to present value. For titles less than 3 years old and titles in development, the content assets will be amortized using the individual film forecast method, wherein the amortization will phase to the revenues recognized. For titles over 3 years old, the estimated useful life is 10 years, and will be amortized straight-line over that period.
Deferred tax liabilities within other liabilities were adjusted to record the deferred tax impact of purchase price accounting adjustments, primarily related to intangible assets.
Other fair value adjustments were made to accounts, such as deferred revenue within accrued liabilities to reflect the fair value of the liability upon acquisition.
The former eOne senior notes were adjusted to fair value prior to extinguishment using quoted market values, and the fair value of the outstanding amounts under eOne's credit facility were estimated to approximate their carrying values.
Goodwill of $3,195,396 represents the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value placed on the combined company’s brand building capabilities, storytelling capabilities and franchise economics in TV, film and other mediums to strengthen Hasbro brands. In addition, the acquisition goodwill depicts added benefits of long-term profitable growth through in-sourcing toy and game production for the acquired preschool brands and cost-synergies, as well as future revenue growth opportunities. The goodwill recorded as part of this acquisition was allocated to the Company's reportable segments as follows: eOne: $2,241,396, U.S. and Canada: $521,217, International: $329,612, and Entertainment, Licensing and Digital: $103,171. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for federal tax purposes. See note 6 for further information on the Company's goodwill.
The following table summarizes net revenues and loss before income taxes, of eOne included in the Company's Consolidated Statement of Operations since the date of acquisition for the year ended December 27, 2020 (in thousands of dollars).

Year Ended
December 27, 2020
eOne:
Net revenues	$957,471
Loss before income taxes	(112,378)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

In 2020 the Company incurred charges of $218,566 related to the eOne Acquisition, which are recorded in acquisition and related costs within the Company’s Consolidated Statement of Operations.
The acquisition and related costs for the year ended December 27, 2020 consist of the following:
•Acquisition and integration costs of $145,169 including expense associated with the acceleration of eOne stock-based compensation and advisor fees settled at the closing of the acquisition, integration costs and impairment charges in the fourth quarter of 2020 for certain definite-lived intangible and other assets; and
•Restructuring and related costs of $73,397 which includes severance and retention costs, as well as impairment charges in the first quarter of 2020 for certain definite-lived intangible and production assets.
Of the $218,566 acquisition and related charges recorded in 2020, $112,417 were included within the eOne segment and $20,831 were included within the Entertainment, Licensing and Digital segment. The remaining charges were included in Corporate and Eliminations.
In addition to the acquisition and related costs, the eOne loss before income taxes for the year ended December 27, 2020 includes $97,856 of amortization expense related to the acquired intangible assets noted above.
Pursuant to Topic 805, unaudited supplemental pro forma results of operations for the year ended December 29, 2019, as if the acquisition of eOne had occurred on December 31, 2018, the first day of the Company’s 2019 fiscal year are presented below (in thousands, except per share amounts):

Year Ended
December 29, 2019
Revenues	$5,936,000
Net earnings	351,313
Net earnings attributable to Hasbro, Inc.	345,911

Net earnings per common share attributable to Hasbro, Inc.:
Diluted	$2.51
Basic	$2.51

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
The unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, as if the acquisition had occurred on December 31, 2018, including the following:
•elimination of transaction costs of $24,267 for the year ended December 29, 2019, incurred by Hasbro and eOne related to the eOne Acquisition, included in Selling, Distribution and Administration;
•additional amortization expense of $38,823 for the year ended December 29, 2019, that would have been recognized as a result of the allocation of purchase consideration to definite-lived intangible assets subject to amortization;
•estimated differences in interest expense of $75,351 for the year ended December 29, 2019, as a result of incurring new debt and extinguishing historical eOne debt;

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

•total adjustments to Other (Income) Expense of $74,752 for the year ended December 29, 2019, consisting of:
◦elimination of a gain of $94,564 for the year ended December 29, 2019, related to the mark to market of foreign exchange forward and option contracts, which the Company entered into in order to hedge a portion of the British pound sterling purchase price for the eOne Acquisition; and
◦elimination of a charge of $19,812 for the year ended December 29, 2019, related to premiums paid by eOne in connection with the 2019 early redemption and refinancing of its senior secured notes and the related write-off of unamortized deferred finance charges associated with the senior secured notes;
•the income tax effect of the pro forma adjustments resulted in income tax benefits of $12,250 for the year ended December 29, 2019, calculated using a blended statutory income tax rate of 22.5% for the eOne adjustments, and a blended statutory tax rate of 21% for the Hasbro adjustments.
(4)    Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for each of the three fiscal years ended December 27, 2020.

	2020	2019	2018
Other comprehensive earnings (loss), tax effect:
Tax (expense) benefit on unrealized holding (losses) gains	$(185)	$(150)	581
Tax (expense) benefit on cash flow hedging activities	(3,433)	223	(930)
Tax benefit on foreign currency translation amounts	2,059	—	—
Tax benefit (expense) on changes in unrecognized pension amounts	2,559	(3,518)	6,085
Reclassifications to earnings, tax effect:
Tax expense on cash flow hedging activities	4,332	2,269	817
Tax benefit on amortization of unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(780)	(2,005)	(2,729)
Tax benefit on settlement of U.S. defined benefit plan	—	(24,966)	—
Total tax effect on other comprehensive earnings (loss)	$4,552	(28,147)	3,824

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax for each of the three fiscal years ended December 27, 2020 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2020
Balance at December 29, 2019	$(36,129)	(5,232)	(230)	(142,629)	(184,220)
Current period other comprehensive earnings (loss)	(6,609)	2,380	640	10,087	6,498
Reclassifications from AOCE to earnings	2,021	(19,252)	—	—	(17,231)
Balance at December 27, 2020	$(40,717)	(22,104)	410	(132,542)	(194,953)
2019
Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)
Current period other comprehensive earnings (loss)	14,850	11,678	514	9,556	36,598
Reclassifications from AOCE to earnings	92,155	(18,459)	—	—	73,696
Balance at December 29, 2019	$(36,129)	(5,232)	(230)	(142,629)	(184,220)
2018
Balance at December 31, 2017	$(110,971)	(32,827)	1,034	(96,661)	(239,425)
Adoption of ASU 2018-02	(18,065)	(3,660)	222	—	(21,503)
Current period other comprehensive earnings (loss)	(23,763)	36,107	(2,000)	(55,524)	(45,180)
Reclassifications from AOCE to earnings	9,665	1,929	—	—	11,594
Balance at December 30, 2018	$(143,134)	1,549	(744)	(152,185)	(294,514)
Gains (Losses) on Derivative Instruments
At December 27, 2020, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $5,581 in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2020 or forecasted to be purchased from 2021 through 2022, intercompany expenses expected to be paid or received during 2021, television and movie production costs paid in 2020 or expected to be paid in 2021, and cash receipts for sales made at the end of the fourth quarter of 2020 or forecasted to be made in 2021 through 2022. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the long-term notes due 2021 and 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At December 27, 2020, deferred losses, net of tax, of $16,523 related to these instruments remained in AOCE. For the year ended December 27, 2020, losses, net of tax of $1,394 related to these hedging instruments were reclassified from AOCE to net earnings. For each of the years ended December 29, 2019 and December 30, 2018, losses, net of tax of $1,394, related to these hedging instruments were reclassified from AOCE to net earnings.
Of the net deferred losses included in AOCE at December 27, 2020, the Company expects approximately $7,502 to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

See notes 16 and 18 for additional discussion on reclassifications from AOCE to earnings.
(5)    Property, Plant and Equipment

	2020	2019
Land and improvements	$3,379	3,220
Buildings and improvements	219,609	194,619
Machinery, equipment and software	559,225	493,000
	782,213	690,839
Less accumulated depreciation	553,000	505,884
	229,213	184,955
Tools, dies and molds, net of accumulated depreciation	68,042	70,613
	297,255	255,568
Right of use assets	255,060	154,330
Less accumulated depreciation	63,274	27,650
Total property, plant and equipment, net	$489,041	382,248
Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred. In 2020, 2019 and 2018 the Company recorded $120,229, $133,528 and $139,255, respectively, of depreciation expense.
See note 17 for additional discussion on right of use assets.
(6)    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, by operating segment, for the years ended December 27, 2020 and December 29, 2019 are as follows:

	U.S. and Canada	International	Entertainment, Licensing and Digital	eOne	Total
2020
Balance at December 29, 2019	$291,577	170,218	32,789	—	494,584
Acquired during the period	—	353	—	3,079,181	3,079,534
Measurement period adjustments	—	—	—	116,215	116,215
Allocation of eOne acquired Goodwill	521,217	329,612	103,171	(954,000)	—
Foreign exchange translation	—	153	1,223	—	1,376
Balance at December 27, 2020	$812,794	500,336	137,183	2,241,396	3,691,709
2019
Balance at December 30, 2018	$296,978	170,361	18,542	—	485,881
Acquired during the period	—	—	9,117	—	9,117
Wizards of the Coast Digital Reclassification	(5,401)	—	5,401	—	—
Foreign exchange translation	—	(143)	(271)	—	(414)
Balance at December 29, 2019	$291,577	170,218	32,789	—	494,584

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The $3,195,749 of goodwill acquired during 2020 is attributable to the eOne acquisition and represents the value placed on the combined company’s brand building capabilities, our storytelling capabilities and franchise economics in TV, film and other mediums to strengthen Hasbro brands. In addition, the acquisition goodwill depicts added benefits of long-term profitable growth through in-sourcing toy and game production for the acquired preschool brands and cost-synergies, which are expected to impact all of the Company’s reporting segments. For this reason, a portion of the goodwill associated with the eOne acquisition was allocated to certain legacy reportable segments based on a calculated synergy value comprised of toy and game insourcing, labor cost-savings and certain other expected benefits. See note 3 for more information about the acquisition of eOne.
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
The Company performs an annual impairment assessment on goodwill. This annual impairment assessment is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. Although COVID-19 has had and will continue to have an impact to our business and the economies in which we operate, the impact of COVID-19 did not constitute a triggering event for purposes of goodwill testing in 2020.
During the fourth quarter of 2020 the Company performed a qualitative goodwill assessment with respect to its reporting units including eOne, and determined that it was not necessary to perform a quantitative assessment for the goodwill of the reporting units.
During the fourth quarter of 2019, the Company performed a qualitative goodwill assessment with respect to its reporting units and determined that it was not necessary to perform a quantitative assessment for the goodwill of the reporting units.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Other Intangible Assets, Net
The following table represents a summary of the Company’s other intangible assets, net at December 27, 2020 and December 29, 2019:

	2020	2019
Acquired product rights	$2,374,673	1,309,082
Licensed rights of entertainment properties	45,000	30,501
Accumulated amortization	(964,576)	(769,016)
Amortizable intangible assets	1,455,097	570,567
Product rights with indefinite lives	75,738	75,738
Total other intangibles assets, net	$1,530,835	646,305
Certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and are included as product rights with indefinite lives in the table above. The Company tests these assets for impairment on an annual basis in the fourth quarter of each year or when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company completed its annual impairment tests of indefinite-lived intangible assets in the fourth quarter of 2020, 2019, and 2018 concluding that there was no impairment of these assets. The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in other intangible assets, net in the accompanying consolidated balance sheets.
Intangible assets are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.
During 2020, the Company determined that certain of its definite-lived intangible entertainment and production assets related to properties, from both the legacy Hasbro business as well as properties acquired through the eOne Acquisition, were impaired. It was determined that the carrying values of these intangible assets exceeded their related future cash flows. As a result, charges of $20,047 and $30,662 were recorded in the first and fourth quarters, respectively, within acquisition and related costs in the Company's Consolidated Statement of Operations.
There were no other triggering events in 2020 or 2019 which would indicate the Company's intangible assets were impaired.
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

2021	$126,711
2022	126,616
2023	118,269
2024	116,531
2025	116,531

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(7)    Equity Method Investment
The Company owns an interest in a joint venture, Discovery Family Channel (the “Network”), with Discovery. The Company has determined that it does not meet the control requirements to consolidate the Network and accounts for the investment using the equity method of accounting. The Network was established to create a cable television network in the United States dedicated to high-quality children’s and family entertainment. In October 2009, the Company purchased an initial 50% share in the Network for a payment of $300,000 and certain future tax payments based on the value of certain tax benefits expected to be received by the Company. On September 23, 2014, the Company and Discovery amended their relationship with respect to the Network and Discovery increased its equity interest in the Network to 60% while the Company retained a 40% equity interest in the Network.
In connection with the amendment, the Company and Discovery entered into an option agreement to acquire the Company’s remaining 40% ownership in the Network, exercisable during the one-year period following December 31, 2021. The exercise price of the option agreement is based upon 80% of the then fair market value of the Network, subject to a fair market value floor. At December 27, 2020 and December 29, 2019, the fair market value of this option was $20,602 and $22,145, respectively, and was included as a component of other liabilities. During 2020, 2019 and 2018, the Company recorded (gains) losses of $1,543, $1,295 and $(540) in other (income) expense, net relating to the change in fair value of this option.
The Company also has a related liability due to Discovery under the existing tax sharing agreement. The balance of the associated liability, including imputed interest, was $19,880 and $22,755 at December 27, 2020 and December 29, 2019, respectively, and is included as a component of other liabilities in the accompanying consolidated balance sheets. During 2020, 2019 and 2018, the Company made payments under the tax sharing agreement to Discovery of $4,692, $4,760 and $7,087, respectively.
The Company has a license agreement with the Network that requires the payment of royalties by the Company to the Network based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license includes a minimum royalty guarantee of $125,000, which was paid in five annual installments of $25,000 per year, commencing in 2009, which can be earned out over approximately a 12-year period. As of December 27, 2020 the Company had $15,063 of prepaid royalties related to this agreement, all of which are included in prepaid expenses and other current assets as the licensing agreement in place as of December 27, 2020 is ending in 2021. As of December 29, 2019 the Company's prepaid royalties related to this agreement were $26,941, of which $12,236 were included in prepaid expenses and other current assets and $14,705 of which were included in other assets. The Company and the Network are also parties to an agreement under which the Company will provide the Network with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event the Network licenses the programming from the Company to air, it is required to pay the Company a license fee.
As of December 27, 2020 and December 29, 2019 the Company’s investment in the Network totaled $216,567 and $223,769, respectively. The Company’s share in the earnings of the Network for the years ended December 27, 2020, December 29, 2019 and December 30, 2018 totaled $21,841, $23,642 and $21,145, respectively, and is included as a component of other (income) expense, net in the consolidated statements of operations. The Company also enters into certain other transactions with the Network including the licensing of television programming and the purchase of advertising. During 2020, 2019 and 2018, these transactions were not material.
(8) Investments in Productions and Investments in Acquired Content Rights
In connection with the Company's acquisition of eOne, the Company acquired eOne's library of television and film and music content rights, which amounted to $627,873 as of December 27, 2020 and was recorded in other assets within the Company's consolidated balance sheets.

Investments in productions and investments in acquired content rights are predominantly monetized on a title-by-title basis and are recorded in the consolidated balance sheets to the extent they are considered recoverable against future revenues. These amounts are being amortized to program cost amortization using a model that reflects the consumption of the assets as they are released through various channels including broadcast licenses, theatrical release and home entertainment. Amounts capitalized are to be reviewed periodically on an individual film basis and if it appears that any portion of the unamortized amount is unrecoverable from future expected net

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

revenues, the unamortized balance will be expensed as part of program cost amortization during the period the loss becomes evident.

Programming costs are included in other assets and consist of the following at December 27, 2020 and December 29, 2019:

	2020	2019
Film and television programming
Released, less amortization	$428,020	43,625
Completed, not released	17,251	—
In production	185,503	67,013
In development	67,611	7,111

Other programming
Released, less amortization	13,664	—
Completed, not released	2,131	—
In production	5,435	—
In development	7,571	—
Total program production costs	$727,186	117,749

Based on management’s total revenue estimates at December 27, 2020, the Company's expected future amortization expenses for capitalized programming costs over the next five years are as follows:

	2021	2022	2023	2024	2025
Completed, not released	$8,615	—	—	—	—
Released	82,072	55,596	52,213	68,038	47,091
In production	102,689	8,060	912	9,824	5,448
In development	4,750	6,000	6,000	—	—
Total	$198,126	69,656	59,125	77,862	52,539
(9)    Financing Arrangements
At December 27, 2020, Hasbro had available an unsecured revolving credit agreement (see Amended Revolving Credit Agreement below) in the amount of $1,500,000 and unsecured uncommitted lines of credit from various banks approximating $147,000. Substantially all of the short term borrowings outstanding at the end of 2020 and 2019 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit as of December 27, 2020 were made by eOne in the form of production demand loans at various interest rates. Borrowings under the lines of credit as of December 29, 2019 were made by certain international affiliates of the Company on terms and at interest rates generally extended to companies of comparable creditworthiness in those markets. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 27, 2020 and December 29, 2019 were 3.8% and 16.0%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 27, 2020. During 2020, Hasbro’s working capital needs were fulfilled by cash available and cash generated from operations.
During the second half of 2019, in preparation for the Company's acquisition of eOne, the Company completed the following debt and equity financings: (i) the issuance of senior unsecured Notes in an aggregate principal amount of $2,375,000, (ii) the issuance of 10,592 shares of common stock at a public offering price of $95.00 per share and (iii) $1,000,000 in term loans provided by a Term Loan Agreement (the “Term Loan Agreement”) entered into with Bank of America, N.A., as administrative agent, and certain financial institutions, as lenders, pursuant to which such lenders committed to provide, contingent on completion of the eOne acquisition and certain other customary conditions to funding, facilities consisting of a three-year senior unsecured term loan facility in an aggregate principal amount of $400,000 and a five-year senior unsecured term loan facility in an aggregate principal amount of $600,000. On December 30, 2019, the Company completed the acquisition of eOne and on that

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. See note 11 for further discussion on the Term Loan Agreement and note 3 for further discussion on the eOne acquisition.
The Company has a second amended and restated revolving credit agreement with Bank of America, as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1,500,000. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500,000 subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of and for the year ended December 27, 2020. The Company had no borrowings outstanding under its committed revolving credit facility as of December 27, 2020.
The Company pays a commitment fee (0.175% as of December 27, 2020) based on the unused portion of the revolving credit facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, or Prime Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency Rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 27, 2020, the interest rate under the revolving credit facility was equal to Eurocurrency Rate plus 1.375%.
The Company has an agreement with a group of banks providing a commercial paper program (the “Program”). Under the Program, at the Company’s request and subject to market conditions the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1,000,000. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 27, 2020 and December 29, 2019 the Company did not have any notes outstanding under the Program.
(10)    Accrued Liabilities
Components of accrued liabilities for the fiscal years ended on December 27, 2020 and December 29, 2019 are as follows:

	2020	2019
Participations and residuals	$327,281	$10,432
Royalties	229,225	196,558
Deferred Revenue	161,018	48,465
Payroll and management incentives	132,384	85,635
Dividends	93,369	93,067
Other Taxes	81,878	66,715
Advertising	58,624	59,440
Severance	49,706	35,039
Other	405,159	317,301
Total accrued liabilities	$1,538,644	912,652

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(11)    Long-Term Debt
Components of long-term debt for the fiscal years ended on December 27, 2020 and December 29, 2019 are as follows:

	2020		2019
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900,000	1,011,150	900,000	893,430
3.55% Notes Due 2026	675,000	752,693	675,000	680,670
3.00% Notes Due 2024	500,000	540,600	500,000	502,150
6.35% Notes Due 2040	500,000	636,500	500,000	581,600
3.50% Notes Due 2027	500,000	544,500	500,000	500,550
2.60% Notes Due 2022	300,000	311,520	300,000	300,960
5.10% Notes Due 2044	300,000	338,130	300,000	301,980
3.15% Notes Due 2021	300,000	302,280	300,000	303,900
6.60% Debentures Due 2028	109,895	137,380	109,895	130,610
Variable % Notes Due December 30, 2022	300,000	300,000	—	—
Variable % Notes Due December 30, 2024	577,500	577,500	—	—
Production Financing Facilities	165,461	165,461	—	—
Total long-term debt	5,127,856	5,617,714	4,084,895	4,195,850
Less: Deferred debt expenses	35,286	—	38,438	—
Less: Current portion	432,555	—	—	—
Long-term debt	$4,660,015	5,617,714	4,046,457	4,195,850
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
In September 2019, the Company entered into a $1,000,000 Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400,000 (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600,000 (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). Loans under the Term Loan Facilities bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, in each case plus a per annum applicable rate that fluctuates (1) in the case of the Three-Year Tranche, between 87.5 basis points and 175.0 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 75.0 basis points, in the case of

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

loans priced at the Base Rate, and (2) in the case of the Five-Year Tranche, between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued to the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The term loan notes were drawn down on December 30, 2019, the closing date of the eOne Acquisition. During 2020, the Company made $122,500 in payments towards the $1,000,000 term loan notes consisting of $100,000 on the principal balance of the Three-Year Tranche loans in addition to the required quarterly principal amortization payments totaling $22,500 on the Five-Year Tranche loans. As of December 27, 2020, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.
The Company may redeem its 3.15% notes due in 2021 (the "2021 Notes") and 5.10% notes due in 2044 (the "2044 Notes") at its option at the greater of the principal amount of the notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase. Prior to the issuance of these Notes, the Company held forward-starting interest rate swap contracts to hedge the variability in the anticipated underlying U.S. Treasury interest rate associated with the expected issuance of the 2021 Notes and 2044 Notes. At the date of issuance, these contracts were terminated and the Company paid $33,306, the fair value of the contracts on that date, to settle. Of this amount, $6,373 related to the 2021 Notes and $26,933 related to the 2044 Notes has been deferred in AOCE and is being amortized to interest expense over the life of the respective Notes using the effective interest rate method. The deferred costs associated with the 2021 Notes will be fully amortized during the second quarter of 2021.
Current portion long-term debt at December 27, 2020 of $432,555, as shown on the consolidated balance sheet, represents the $300,000 of 3.15% Notes maturing in May of 2021, as well as the current portion of required quarterly principal amortization payments for the 5-Year Tranche of the Term Loan Facilities and other production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2021 with the exception of certain of the Company’s production financing facilities and annual principal payments related to the Term Loan Facilities.
The Company's long-term borrowings have the following future contractual maturities:

Future long-term borrowings contractual maturities
2021	$432,555
2022	391,613
2023	360,000
2024	583,793
2025	375,000
2026 and thereafter	$2,984,895
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

2020
Production financing held by production subsidiaries	$165,461
Other loans	5,416
Total	$170,877

Production financing shown in the consolidated balance sheet as:
Non-current	$62,906
Current	102,555
Total	$165,461
Other loans of $5,416, consist of production related demand loans, and are recorded within Short-term Borrowings in the Company's consolidated balance sheets.
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of December 27, 2020 was 3.8%.

The Company has Canadian and U.S. production credit facilities with various banks. The carrying amounts are as follows:

	Canadian Facilities	U.S. Facilities	Total
As of December 27, 2020	$71,127	99,750	170,877
The following table represents the movements in production financing and other related loans acquired as a result of the eOne Acquisition during 2020:

	Production Financing	Other Loans	Total
December 30, 2019	$202,870	9,102	211,972
Drawdowns	115,555	28,768	144,323
Repayments	(153,014)	(32,504)	(185,518)
Foreign exchange differences	50	50	100
Balance at December 27, 2020	$165,461	5,416	170,877
(12)    Income Taxes
The Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments. Each year, the U.S. Treasury

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

has promulgated new regulations that have impacted our interpretation of our U.S. tax federal income tax obligations.
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
The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

	2020	2019	2018
United States	$191,461	250,453	6,293
International	130,601	343,757	264,109
Total earnings before income taxes	$322,062	594,210	270,402
Income taxes attributable to earnings before income taxes are:

	2020	2019	2018
Current
United States	$22,279	41,355	12,805
State and local	6,080	5,528	5,644
International	37,946	41,829	42,613
	66,305	88,712	61,062
Deferred
United States	27,171	(20,139)	(4,937)
State and local	(10,847)	(1,438)	(471)
International	13,992	6,621	(5,686)
	30,316	(14,956)	(11,094)
Total income taxes	$96,621	73,756	49,968

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2020	2019	2018
Statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net	2.2	0.5	1.5
Tax on international earnings	(6.2)	(4.6)	(11.4)
Change in unrecognized tax benefits	4.1	0.6	(7.9)
Change in valuation allowance	4.5	—	—
Share-based compensation	(0.4)	(0.8)	(4.0)
Tax Cuts and Jobs Act of 2017	—	—	15.0
Research and development tax credits	(1.6)	(0.7)	(1.9)
Non-deductible goodwill impairment	—	—	2.0
Deferred tax rate change	3.6	—	—
Gains on integrated hedging instruments	—	(4.0)	—
Officers' compensation	1.4	—	—
Other, net	1.4	0.4	4.2
	30.0%	12.4%	18.5%

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 27, 2020 and December 29, 2019 are:

	2020	2019
Deferred tax assets:
Accounts receivable	$32,688	26,973
Inventories	14,038	10,020
Loss and credit carryforwards	221,598	35,509
Operating leases	23,147	15,378
Operating expenses	32,912	23,124
Pension	7,905	6,206
Other compensation	33,718	27,633
Postretirement benefits	7,932	7,053
Interest rate hedge	4,996	5,202
Tax sharing agreement	2,219	3,096
Deferred revenue	8,298	5,591
Other	11,992	10,637
Gross deferred tax assets	401,443	176,422
Deferred tax liabilities:
Depreciation and amortization of long-lived assets	181,227	13,361
Equity method investment	21,328	17,674
Operating leases	20,056	11,936
Foreign exchange	7,280	58
Prepaid expenses	3,565	2,597
Other	10,993	7,741
Gross deferred tax liabilities	244,449	53,367
Valuation allowance	(174,185)	(33,260)
Net deferred income taxes	$(17,191)	89,795
Certain reclassifications have been made to prior year presentation to conform to current year presentation.
The most significant amount of the loss and credit carryforwards relate to tax attributes of the acquired eOne entities that historically operated at losses in certain jurisdictions. At December 27, 2020, the Company has loss and credit carryforwards of $221,598, which is an increase of $186,089 from $35,509 at December 29, 2019. Loss and credit carryforwards as of December 27, 2020 relate primarily to the US and Canada. The Canadian loss carryforwards expire at various dates from 2031 to 2040. Some US federal and state loss and credit carryforwards expire at various dates beginning in 2021 while others have an indefinite carryforward period.
The recoverability of these future tax deductions and credits is evaluated by assessing the adequacy of future expected taxable income from all sources, including taxable income in prior carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is generally established. To the extent that a valuation allowance was established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the change in the valuation allowance is recognized in the consolidated statements of income.
The Company has a valuation allowance for certain net deferred tax assets at December 27, 2020 of $174,185, which is an increase of $140,925 from $33,260 at December 29, 2019. The valuation allowance pertains to certain U.S. state and international loss and credit carryforwards, some of which have no expiration and others

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

that would expire beginning in 2021, and other net deferred tax assets. The significant increase in the valuation allowance is due to historical losses and other net deferred tax assets within eOne entities that are not expected to be utilized, offset by a release of historical attributes that will now be utilized by the combined Company.
At December 27, 2020 and December 29, 2019, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

	2020	2019
Other assets	137,633	92,401
Other liabilities	(154,824)	(2,606)
Net deferred income taxes	$(17,191)	89,795
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. However, the Tax Act gave the Company more flexibility to manage cash globally. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. However, we intend to repatriate substantially all of our accumulated foreign earnings when appropriate. As such, we have recorded $1,163 of foreign withholding and U.S. state income taxes as part of the provisional repatriation tax amount, which will be incurred due to certain future cash distributions. The Company has not finalized the timing of any actual cash distributions or the specific amounts and therefore we could still be subject to some additional foreign withholding taxes and U.S. state taxes. We will record these additional tax effects, if any, in the period that we complete our analysis and are able to make a reasonable estimate.
A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018 is as follows:

	2020	2019	2018
Balance at beginning of year	$36,651	46,074	84,244
Gross increases in prior period tax positions	12,659	2,031	4,449
Gross increase from acquisition	13,717	—	—
Gross decreases in prior period tax positions	—	—	(55,752)
Gross increases in current period tax positions	11,758	4,152	16,987
Decreases related to settlements with tax authorities	—	(12,037)	(1,102)
Decreases from the expiration of statute of limitations	(6,962)	(3,569)	(2,752)
Balance at end of year	$67,823	36,651	46,074
Unrecognized tax benefits as of December 27, 2020, December 29, 2019 and December 30, 2018, were $67,823, $36,651, and $46,074, respectively, and are recorded within other liabilities, prepaid expenses and other current assets, and other assets in the Company's consolidated balance sheets. If recognized, these tax benefits would have affected our income tax provision for fiscal years 2020, 2019, and 2018, by approximately $57,000, $36,000, and $45,000, respectively.
During 2020, 2019, and 2018, the Company recognized $3,652, $1,766, and $3,101, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 27, 2020, December 29, 2019, and December 30, 2018, the Company had accrued potential interest and penalties of $11,596, $5,547, and $4,200, respectively.
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
In May 2019, a public referendum held in Switzerland approved the Swiss Federal Act on Tax Reform and AHV Financing (TRAF) proposals previously approved by the Swiss Parliament. The Swiss tax reform measures

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

were effective on January 1, 2020. Changes in tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The enacted changes in Swiss federal tax were not material to the Company’s financial statements. Swiss cantonal tax was enacted in December 2019. The Company is still assessing the transitional provision options it may elect; however, the legislation is not expected to have a material effect on the Company’s financial statements.
The Company believes it is reasonably possible that a decrease of approximately $5,000 - $13,000 in gross unrecognized tax benefits may be necessary within the coming year as a result of expected tax return settlements and lapse of statute of limitations.
(13)    Capital Stock
In November 2019, as part of its financing for the eOne acquisition, the Company issued and sold 10,592 shares of common stock at a price of $95.00. Proceeds from the issuance, net of underwriting and other fees, was $975,185.
The Company has a long history of increasing shareholder value through its share repurchase program. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. As part of this initiative, since 2005, the Company's Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4,325,000. The most recent authorization for the repurchase of up to $500,000 in common stock was approved in May 2018. As a result of the financing activities related to the eOne Acquisition, the Company suspended its share repurchase program to prioritize deleveraging, and did not repurchase any shares during 2020. At December 27, 2020, $366,593 remained under the current authorization.
(14)    Fair Value of Financial Instruments
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
Current accounting standards permit entities to choose to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company has elected the fair value option for certain investments using net asset value per share. During 2020, as part of its global cash management strategy, the Company liquidated these investments and received proceeds of $25,233 which is reflected in other investing activities within the Company’s consolidated statement of cash flows. At December 29, 2019, these investments totaled $25,518, and were included in prepaid expenses and other current assets in the consolidated balance sheets. The Company recorded net (losses) gains of $(295), $1,903 and $(180) on these investments in other (income) expense, net for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively, relating to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

At December 27, 2020 and December 29, 2019, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 27, 2020
Assets:
Available-for-sale securities	$2,135	2,135	—	—
Derivatives	4,794	—	4,794	—
Total assets	$6,929	2,135	4,794	—
Liabilities:
Derivatives	$12,684	—	12,684	—
Option agreement	20,602	—	—	20,602
Total liabilities	$33,286	—	12,684	20,602
December 29, 2019
Assets:
Available-for-sale securities	$1,296	1,296	—	—
Derivatives	48,973	—	48,973	—
Total assets	$50,269	1,296	48,973	—
Liabilities:
Derivatives	$5,733	—	5,733	—
Option agreement	22,145	—	—	22,145
Total liabilities	$27,878	—	5,733	22,145
Available-for-sale securities include equity securities of one company quoted on an active public market. The Company’s derivatives consist of foreign currency forward contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The option agreement included in other liabilities at December 27, 2020 and December 29, 2019 is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during 2020.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

	2020	2019
Balance at beginning of year	$(22,145)	(23,440)
Net gains from change in fair value	1,543	1,295
Balance at end of year	$(20,602)	(22,145)
(15)    Stock Options, Other Stock Awards and Warrants
The Company has reserved 12,344 shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

the Board of Directors (collectively, the “plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options and share awards are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.
Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards for the years ended December 27, 2020, December 29, 2019 and December 30, 2018 was $49,748, $28,044 and $27,892, respectively, and was recorded as follows:

	2020	2019	2018
Product development	$3,264	3,348	3,466
Selling, distribution and administration (a)	46,484	24,696	24,426
	49,748	28,044	27,892
Income tax benefit	5,295	3,648	2,832
	$44,453	24,396	25,060
(a)The 2020 Increase in compensation expense was due to additional stock options, restricted stock units, and stock performance awards granted to eligible participants as a result of the eOne acquisition.
The following table represents total stock compensation expense, net of performance adjustments, by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employee members of the Company’s Board of Directors, for the years ended December 27, 2020, December 29, 2019 and December 30, 2018:

	2020	2019	2018
Stock performance awards	$8,415	(1,573)	842
Restricted stock units	28,529	18,744	17,897
Stock options	10,958	9,113	7,393
Non-employee awards	1,846	1,760	1,760
	49,748	28,044	27,892
Income tax benefit	5,295	3,648	2,832
	$44,453	24,396	25,060
Stock Performance Awards
In 2020, 2019 and 2018, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative operating performance targets over the three fiscal years ended December 2022, December 2021, and December 2020 for the 2020, 2019 and 2018 awards, respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. For certain employees, the Stock Performance Awards also include an additional target for the Company's return on invested capital target in addition to the diluted earnings per share and revenue targets. The ultimate amount of the award may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information with respect to Stock Performance Awards for 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Outstanding at beginning of year	471	633	900
Granted	352	281	250
Forfeited	(48)	(58)	(49)
Canceled	(184)	(146)	—
Vested	(5)	(239)	(468)
Outstanding at end of year	586	471	633
Weighted average grant-date fair value:
Granted	$56.49	86.90	88.18
Forfeited	$80.31	92.90	86.27
Canceled	$88.25	99.58	—
Vested	$99.58	74.72	61.86
Outstanding at end of year	$69.25	87.59	86.58
Shares canceled in 2020 and 2019 represent Stock Performance Awards granted during 2018 and 2017, respectively, that were canceled based on the failure to meet the targets set forth by the agreement. Shares granted in 2018 included 14 additional shares related to the 2016 award, reflecting increases in the ultimate amount of shares to be issued based on the Company's cumulative results achieved during the performance period. These shares were excluded from the calculation of the weighted average grant-date fair value of Stock Performance awards granted in 2018.
Stock Performance Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis, the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected amount of shares to be issued as defined in the respective stock performance award agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. During 2020, 2019 and 2018, the Company recognized expense, net of performance adjustments, of $8,415, $(1,573) and $842, respectively, relating to Stock Performance Awards. At December 27, 2020, the amount of total unrecognized compensation cost related to these awards is approximately $18,601 and the weighted average period over which this will be expensed is 21 months.
Restricted Stock Units
The Company, as part of its annual equity grant to executive officers and certain other employees, issues restricted stock or grants restricted stock units. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally three years. During 2020, 2019 and 2018, the Company recognized compensation expense, net of forfeitures, on these awards of $28,529, $18,744 and $17,897, respectively. At December 27, 2020, the amount of total unrecognized compensation cost related to restricted stock units is $69,064 and the weighted average period over which this will be expensed is 24 months.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Excluding the aforementioned award for 587 shares, information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Outstanding at beginning of year	451	434	636
Granted	841	259	257
Forfeited	(51)	(44)	(40)
Vested	(196)	(198)	(419)
Outstanding at end of year	1,045	451	434
Weighted average grant-date fair value:
Granted	$91.80	87.98	97.45
Forfeited	$94.01	92.56	93.45
Vested	$94.21	90.23	67.34
Outstanding at end of year	$91.56	92.54	94.22
Stock Options
Information with respect to stock options for each of the three fiscal years ended December 27, 2020 is as follows:

	2020	2019	2018
Outstanding at beginning of year	2,444	2,310	2,579
Granted	829	740	538
Exercised	(297)	(546)	(736)
Expired or forfeited	(114)	(60)	(71)
Outstanding at end of year	2,862	2,444	2,310
Exercisable at end of year	1,451	1,284	1,391
Weighted average exercise price:
Granted	$96.79	86.66	98.10
Exercised	$55.82	58.18	45.64
Expired or forfeited	$94.32	95.71	93.81
Outstanding at end of year	$88.16	81.58	74.78
Exercisable at end of year	$82.80	73.03	61.59
With respect to the 2,862 outstanding options and 1,451 options exercisable at December 27, 2020, the weighted average remaining contractual life of these options was 4.26 years and 2.93 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 27, 2020 was $21,131 and $16,149, respectively. Substantially all unvested outstanding options are expected to vest.
The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2020, 2019 and 2018 was $18.58, $15.70 and $19.26, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2020, 2019 and 2018:

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

	2020	2019	2018
Risk-free interest rate	1.38%	2.47%	2.57%
Expected dividend yield	2.81%	3.14%	2.57%
Expected volatility	30%	27%	27%
Expected option life	4 years	4 years	4 years
The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, of the options exercised in fiscal 2020, 2019 and 2018 were $9,721, $24,483 and $38,909, respectively.
At December 27, 2020, the amount of total unrecognized compensation cost related to stock options was $15,181 and the weighted average period over which this will be expensed is 22 months.
Non-Employee Awards
In 2020, 2019 and 2018, the Company granted 29, 18 and 20 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 19 shares from the 2020 grant, 10 shares from the 2019 grant and 11 shares from the 2018 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1,846 was recorded in selling, distribution and administration expense in the year ended December 27, 2020, $1,760 in the year ended December 29, 2019 and $1,760 in the year ended December 30, 2018.
(16)    Pension, Postretirement and Postemployment Benefits
Pension and Postretirement Benefits
The Company recognizes an asset or liability for each of its defined benefit pension plans equal to the difference between the projected benefit obligation of the plan and the fair value of the plan’s assets. Actuarial gains and losses and prior service costs that have not yet been included in income are recognized in the consolidated balance sheets in AOCE. Reclassifications to earnings from AOCE related to pension and postretirement plans are recorded to other (income) expense.
Expenses related to the Company’s defined benefit pension and defined contribution plans for 2020, 2019 and 2018 were approximately $44,700, $48,400 and $41,900, respectively. Of these amounts, $38,400, $35,100 and $32,300, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

After the settlement of the benefit obligations and payment of expenses, the Company had excess assets in the U.S. Pension Plan of approximately $20,234. The Company elected to utilize the remaining surplus after payment of administrative expenses for the Company's future matching contributions under the Company's 401(k) plan. The Company made a transfer of $19,500 to the Company’s 401(k) plan which occurred in February 2020, with the remainder to be transferred in 2021. Upon settlement of the pension liability, which occurred in May 2019, the Company recognized a non-operating settlement charge of $110,777, with an additional settlement charge of $185 in December 2019, related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's consolidated statements of operations, adjusted for market conditions and settlement costs at benefit distribution.
During 2020, the Company merged its employee retirement agreements, which had beginning benefit liabilities of $14,796, with its remaining US pension plans.
At December 27, 2020, the measurement date, the Company's remaining plans were unfunded with an aggregate accumulated and projected benefit obligation of $46,032.
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
As of December 27, 2020, the Company had unrecognized losses related to its remaining U.S. pension and post retirement plans of $19,346.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 27, 2020 and December 29, 2019.

	Pension		Postretirement
	2020	2019	2020	2019
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$30,971	395,718	27,443	30,081
Service cost	—	1,168	—	888
Interest cost	1,466	6,624	919	1,267
Transfer in	14,796	—	—	—
Actuarial (gain) loss	3,436	(8,092)	3,382	6,350
Benefits paid	(4,637)	(13,271)	(1,797)	(1,641)
Expenses paid	—	(3,172)	—	—
Curtailment	—	—	—	(9,502)
Settlements paid	—	(348,004)	—	—
Projected benefit obligation — ending	$46,032	30,971	29,947	27,443
Accumulated benefit obligation — ending	$46,032	30,971	29,947	27,443
Change in Plan Assets
Fair value of plan assets — beginning	$—	$357,224	—	—
Actual return on plan assets	—	23,147	—	—
Employer contribution	—	4,311	—	—
Benefits paid	—	(13,271)	—	—
Expenses paid	—	(3,172)	—	—
Settlements paid	—	(348,004)	—	—
Transfers	—	(20,235)	—	—
Fair value of plan assets — ending	$—	—	—	—
Reconciliation of Funded Status
Projected benefit obligation	$(46,032)	(30,971)	(29,947)	(27,443)
Fair value of plan assets	—	—	—	—
Funded status	(46,032)	(30,971)	(29,947)	(27,443)
Unrecognized net loss	15,787	13,054	3,559	177
Net amount	$(30,245)	(17,917)	(26,388)	(27,266)
Accrued liabilities	$(3,232)	(2,484)	(1,740)	(1,767)
Other liabilities	(42,800)	(28,487)	(28,207)	(25,676)
Accumulated other comprehensive (earnings) loss	15,787	13,054	3,559	177
Net amount	$(30,245)	(17,917)	(26,388)	(27,266)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2020	2019
Pension
Weighted average discount rate	2.51%	3.30%
Mortality table	Pri-2012/Scale MP - 2020	Pri-2012/Scale MP - 2019
Postretirement
Discount rate	2.72%	3.46%
Health care cost trend rate assumed for next year	6.25%	6.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2024	2024
The following is a detail of the components of the net periodic benefit cost for the three years ended December 27, 2020.

	2020	2019	2018
Components of Net Periodic Cost
Pension
Service cost	$—	1,168	1,300
Interest cost	1,466	6,624	13,358
Expected return on assets	—	(6,163)	(18,475)
Amortization of prior service cost	(11)	(11)	—
Amortization of actuarial loss	715	7,578	10,995
Curtailment/Settlement losses	—	110,962	—
Net periodic benefit cost	$2,170	120,158	7,178
Postretirement
Service cost	$—	888	756
Interest cost	919	1,267	1,171
Amortization of actuarial loss	—	21	165
Net periodic benefit cost	$919	2,176	2,092
Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2020	2019	2018
Pension
Weighted average discount rate	3.33%	3.72%	3.71%
Long-term rate of return on plan assets	N/A	4.20%	4.75%
Postretirement
Discount rate	3.46%	4.33%	3.74%
Health care cost trend rate assumed for next year	6.25%	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024	2024

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Expected benefit payments under the defined benefit pension plans (which reflects the 2019 Plan termination) and the postretirement benefit plan for the next five years subsequent to 2020 and in the aggregate for the following five years are as follows:

	Pension	Postretirement
2021	$3,287	1,763
2022	3,215	1,717
2023	3,265	1,670
2024	3,197	1,629
2025	3,254	1,588
2026-2030	14,778	7,362
International Plans
Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 27, 2020 and December 29, 2019, the defined benefit plans had total projected benefit obligations of $128,162 and $112,882, respectively, and fair values of plan assets of $95,244 and $84,252, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $3,502, $2,113 and $2,392 in 2020, 2019 and 2018, respectively. In fiscal 2021, the Company expects amortization of $(35) of prior service costs, $1,720 of unrecognized net losses and $2 of unrecognized transition obligation to be included as a component of net periodic benefit cost.
Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2020 and in the aggregate for the five years thereafter are as follows: 2021: $2,111; 2022: $2,509; 2023: $2,655; 2024: $2,778; 2025: $2,934; and 2026 through 2030: $16,427.
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
(17)    Leases
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
The rent expense under such arrangements and similar arrangements that do not qualify as leases under ASU 2016-02, net of sublease income amounted to $90,630, $68,860 and $65,181, respectively, for each of the three years ended December 27, 2020 and was not material to the Company’s financial statements nor were expenses related to short term leases (expected term less than twelve months) or variable lease payments during those same periods.
All leases expire prior to the end of 2037. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2020.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information related to the Company's leases for the years ended December 27, 2020 and December 29, 2019 is as follows:

	Year Ended	Year Ended
	December 27, 2020	December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50,891	$37,653
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20,356	$30,573

Weighted Average Remaining Lease Term
Operating leases	6.1 years	6.2 years
Weighted Average Discount Rate
Operating leases	3.1%	4.5%
In addition to the Right-of-use assets obtained in exchange for lease obligations in the table above, in 2020 as part of the acquisition of eOne the Company recognized Right-of-use assets, net in the form of operating leases in the amount of $88,819.
The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of December 27, 2020:

Year Ended
December 27, 2020
2021	$50,461
2022	46,185
2023	38,210
2024	26,561
2025	21,519
2026 and thereafter	48,226
Total future lease payments	231,162
Less imputed interest	23,322
Present value of future operating lease payments	207,840
Less current portion of operating lease liabilities (1)	45,014
Non-current operating lease liability (2)	162,826
Operating lease right-of-use assets, net (3)	$191,786

(1) Included in Accrued liabilities on the consolidated balance sheets
(2) Included in Other liabilities on the consolidated balance sheets
(3) Included in Property, plant and equipment on the consolidated balance sheets

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(18)    Derivative Financial Instruments
Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales, television and film production cost and production financing loans (see note 11) and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
Cash Flow Hedges
Hasbro uses foreign currency forward contracts to reduce the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases, product sales, certain production financing loans and other cross-border transactions in years 2021 through 2022.
At December 27, 2020 and December 29, 2019, the notional amounts and fair values of assets (liabilities) for the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2020		2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$316,772	(10,024)	398,800	8,727
Sales	111,630	1,353	124,920	4,037
Production financing and other	89,908	353	19,499	140
Total	$518,310	(8,318)	543,219	12,904
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheet at December 27, 2020 and December 29, 2019 as follows:

	2020	2019
Prepaid expenses and other current assets
Unrealized gains	$2,328	12,133
Unrealized losses	(1,628)	(3,955)
Net unrealized gain	$700	8,178
Other assets
Unrealized gains	$1,108	6,652
Unrealized losses	—	—
Net unrealized gain	$1,108	6,652
Accrued liabilities
Unrealized gains	$3,009	293
Unrealized losses	(12,951)	(2,219)
Net unrealized loss	$(9,942)	(1,926)
Other liabilities
Unrealized gains	$—	—
Unrealized losses	(184)	—
Net unrealized loss	$(184)	—

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings to net earnings for the years ended December 27, 2020, December 29, 2019 and December 30, 2018 as follows:

	2020	2019	2018
Consolidated Statements of Operations Classification
Cost of sales	$21,189	16,689	3,909
Sales	2,947	5,644	3,479
Royalties and other	1,247	193	(527)
Net realized gains (losses)	$25,383	22,526	6,861
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. Additionally, with the acquisition of eOne during the first quarter of 2020, the Company continued eOne's balance sheet hedging program designed to manage transactional exposure to fair value movements on certain of eOne's foreign currency denominated monetary assets and liabilities. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet item. As of December 27, 2020 and December 29, 2019, the total notional amounts of the Company’s undesignated derivative instruments were $590,620 and $307,351, respectively.
At December 27, 2020 and December 29, 2019, the fair value of the Company’s undesignated derivative financial instruments are recorded in the consolidated balance sheets as follows:

	2020	2019
Prepaid expenses and other current assets
Unrealized gains	$3,507	—
Unrealized losses	(521)	—
Net unrealized gain	$2,986	—
Accrued liabilities
Unrealized gains	$3	13
Unrealized losses	(2,561)	(3,820)
Net unrealized loss	$(2,558)	(3,807)
Total unrealized losses	$428	(3,807)
The Company recorded net (losses) gains of $(27,657), $13,443 and $11,698 on these instruments to other (income) expense, net for 2020, 2019 and 2018, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.
eOne Purchase Hedges
During the third quarter of 2019 the Company hedged a portion of its exposure to fluctuations in the British pound sterling and other transactions in relation to the eOne acquisition using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualified as nontaxable integrated tax hedges. The Company recorded realized gains of $79,990 on matured contracts to other (income) expense, net for the year ended December 29, 2019. These contracts matured on December 30, 2019 (the closing date of the transaction) and the related net gains or losses recognized in the Company's 2020 results were immaterial to the Company's consolidated financial statements.
For additional information related to the Company’s derivative financial instruments see notes 4 and 14.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(19)    Restructuring Actions
During 2018, the Company announced a comprehensive restructuring plan which consists of re-designing its go-to market strategy and re-shaping its organization to become a more responsive, innovative and digitally-driven play and entertainment company. As part of this process the Company took certain restructuring actions which continued through 2019. The actions primarily included headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future. In 2020, the Company continued to streamline its commercial organization, and recorded severance of $6,938 associated with these cost-savings initiatives. These charges were included within selling, distribution and administrative costs on the Consolidated Statement of Operations for the year ended December 27, 2020, and reported within Corporate and Eliminations.
During 2020, in connection with the eOne Acquisition, the Company recorded $32,519 of severance and other employee charges related to the integration of eOne. These charges were recorded within acquisition and related costs on the Consolidated Statements of Operations for the year ended December 27, 2020, and reported within Corporate and Eliminations.
The Company also recorded severance charges of $1,532 in 2020 associated with cost-savings initiatives within the Company's Music business.
The detail of activity related to the programs as of December 27, 2020 is as follows:

	2018 Restructuring & 2020 Commercial Program	eOne Integration Program	Other	Total
Remaining amounts to be paid as of December 30, 2018	$69,192	$—	$—	$69,192
Payments made in 2019	(35,481)	—	—	(35,481)
Changes in estimates	(2,598)	—	—	(2,598)
Remaining amounts to be paid as of December 29, 2019	31,113	—	—	$31,113
2020 restructuring charges	6,938	32,519	1,532	40,989
Payments made in 2020	(19,736)	(15,681)	(692)	(36,109)
Remaining amounts to be paid as of December 27,2020	$18,315	$16,838	$840	$35,993
(20)    Commitments and Contingencies
Hasbro had unused open letters of credit and related instruments of approximately $16,200 and $14,000 at December 27, 2020 and December 29, 2019, respectively.
The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In addition, the Company enters into contractual commitments to obtain film and television content distribution rights and minimum guarantee commitments related to the purchase of film and television rights for content to be delivered in the future. Under terms of existing agreements as of December 27, 2020, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2021: $380,507; 2022: $121,399; 2023: $52,653; 2024: $32,653; 2025: $32,653; and thereafter: $32,806. At December 27, 2020, the Company had $93,675 of prepaid royalties, all of which are included in prepaid expenses and other current assets.
The Company enters into contracts with certain partners which among other things, provide the Company right of first refusal to purchase, distribute, or license certain entertainment projects or content. At December 27, 2020, the Company estimates that it may be obligated to pay $20,916 and $8,479, in 2021 and 2022, respectively, related to such agreements.
In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $24,600 and may range from approximately $2,800 to $6,000 per year during the period 2021 to 2025, and approximately $400 in aggregate for all years occurring thereafter. These payments are

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.
At December 27, 2020, the Company estimates payments related to inventory and tooling purchase commitments may total approximately $574,323, including contractual commitments under the manufacturing agreement with Cartamundi as follows: 2021: $105,000, 2022: $95,000 and 2023: $85,000.
Hasbro is party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.
(21)    Segment Reporting
Segment and Geographic Information
Hasbro is a global play and entertainment company with a broad portfolio of brands and entertainment properties spanning toys, games, licensed products ranging from traditional to high-tech and digital, and film and television entertainment. For the periods presented in these consolidated financial statements, the Company’s segments are (i) U.S. and Canada, (ii) International, (iii) Entertainment, Licensing and Digital, (iv) eOne and (v) Global Operations. Following the eOne Acquisition on December 30, 2019, the eOne operating segment was added to the Company's existing reporting structure.
The U.S. and Canada segment includes the marketing and selling of action figures, arts and crafts and creative play products, electronic toys and related electronic interactive products, fashion and other dolls, infant products, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, as well as traditional board games, and trading card and role-playing games primarily within the United States and Canada. Within the International segment, the Company markets and sells both toy and game products in markets outside of the U.S. and Canada, primarily in the European, Asia Pacific, and Latin and South American regions. The Company’s Entertainment, Licensing and Digital segment includes the Company’s consumer products licensing, digital gaming and Hasbro legacy movie and television entertainment operations. The eOne segment is engaged in the development, acquisition, production, financing, distribution and sale of entertainment content and is comprised of all legacy eOne operations. The Global Operations segment is responsible for sourcing finished products for the Company’s U.S. and Canada and International segments.
During the first quarter of 2019, the Company realigned its financial reporting segments to include all digital gaming businesses within the re-named Entertainment, Licensing and Digital reporting segment.  As a result of the realignment 2018 results for the U.S. and Canada and the former Entertainment and Licensing segments have been restated to reflect those changes.
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
Given the evolution and reorganization of the Company in recent years, including as a result of the acquisition of eOne, the Company plans to realign the reporting segment structure in 2021 to reflect how future operating results will be organized for decision-making purposes and for assessing the Company’s performance. This realignment is expected to integrate the eOne segment and certain legacy Hasbro segments into a new reporting segment structure. However, for the year ended December 27, 2020, management views eOne’s performance separately from the Hasbro’s legacy business.
Results shown for fiscal years 2020, 2019 and 2018 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts are as follows:

	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2020
U.S. and Canada	$2,556,104	19,788	539,727	10,304	13,864	3,063,421
International	1,578,989	374	42,466	5,151	3,898	2,303,696
Entertainment, Licensing and Digital	373,854	962	92,957	7,324	24,040	693,782
eOne	956,496	975	(79,185)	103,664	4,702	5,784,302
Global Operations(a)	—	1,193,831	(8,670)	68,117	65,348	3,401,024
Corporate and Eliminations(b)	—	(1,215,930)	(85,481)	70,415	13,902	(4,427,840)
Consolidated Total	$5,465,443	—	501,814	264,975	125,754	10,818,385
2019
U.S. and Canada	$2,449,280	11,016	415,436	8,696	6,280	3,244,950
International	1,836,360	273	107,304	6,166	4,290	2,482,170
Entertainment, Licensing and Digital	434,467	11,466	99,686	8,342	25,718	695,898
Global Operations(a)	120	1,388,623	(7,237)	81,532	73,708	3,334,190
Corporate and Eliminations(b)	—	(1,411,378)	36,861	76,051	23,640	(901,580)
Consolidated Total	$4,720,227	—	652,050	180,787	133,636	8,855,628
2018
U.S. and Canada	$2,375,653	10,242	370,197	11,119	5,255	2,899,986
International	1,847,585	290	39,470	6,530	4,652	2,229,053
Entertainment, Licensing and Digital	356,299	15,796	29,127	4,627	26,631	620,425
Global Operations(a)	109	1,439,292	(8,415)	84,759	82,912	3,197,847
Corporate and Eliminations(b)	—	(1,465,620)	(99,327)	60,923	20,976	(3,684,323)
Consolidated Total	$4,579,646	—	331,052	167,958	140,426	5,262,988
(a)The Global Operations segment derives substantially all of its revenues, and thus its operating results, from intersegment activities.
(b)Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in Corporate and eliminations. Allocations of certain expenses related to these assets to the individual operating segments are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and eliminations. Furthermore, Corporate and eliminations includes elimination of inter-company income statement transactions. Corporate and eliminations also includes the elimination of inter-company balance sheet amounts.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

The following table represents consolidated International segment net revenues by major geographic region for the three fiscal years ended December 27, 2020.

	2020	2019	2018
Europe	$1,045,411	1,043,217	1,046,901
Latin America	241,611	435,740	454,066
Asia Pacific	291,967	357,403	346,618
Net revenues	$1,578,989	1,836,360	1,847,585
The following table presents consolidated net revenues by brand portfolio for the three fiscal years ended December 27, 2020.

	2020	2019	2018
Franchise Brands	$2,286,079	2,411,847	2,445,902
Partner Brands	1,079,355	1,220,982	987,283
Hasbro Gaming	814,798	709,750	787,692
Emerging Brands	480,371	377,648	358,769
TV/Film/Entertainment	804,840	—	—
Net revenues	$5,465,443	4,720,227	4,579,646
Hasbro’s total gaming category, including all gaming net revenues, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $1,763,793, $1,528,283 and $1,443,164 for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively.
Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location.

	2020	2019	2018
Net revenues
United States	$3,202,402	2,653,337	2,497,331
International	2,263,041	2,066,890	2,082,315
	5,465,443	4,720,227	4,579,646
Long-lived assets
United States	1,491,345	1,299,317	1,287,444
International	4,220,240	223,820	148,753
	$5,711,585	1,523,137	1,436,197
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
In 2020 and 2019 the Company’s largest customers were Wal-Mart Stores, Inc., Amazon.com and Target Corporation. Sales to these customers amounted to 15%, 10% and 8%, respectively of consolidated net revenues in 2020 and 18%, 9% and 8%, respectively of consolidated net revenues during 2019. In 2018 the Company’s largest customers were Wal-Mart Stores, Inc. and Target Corporation. Sales to these customers amounted to 20% and 9%, respectively, of consolidated net revenues during 2018. These sales were primarily within the U.S. and Canada segment.

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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

(22)    Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Full Year
2020
Net revenues	$1,105,570	860,279	1,776,623	1,722,971	5,465,443
Operating profit (loss) (a)	(23,283)	2,175	336,558	186,364	501,814
Earnings (loss) before income taxes	(71,882)	(43,728)	299,198	138,474	322,062
Net earnings (loss) (a)	(67,810)	(32,898)	219,983	106,166	225,441
Net earnings (loss) attributable to Hasbro, Inc.	(69,637)	(33,915)	220,898	105,173	222,519
Per common share
Net earnings (loss)
Basic	$(0.51)	(0.25)	1.61	0.77	1.62
Diluted	(0.51)	(0.25)	1.61	0.76	1.62
Market price
High	$109.50	83.99	83.26	97.13	109.50
Low	41.33	60.20	70.78	77.29	41.33
Cash dividends declared	$0.68	0.68	0.68	0.68	2.72
2019
Net revenues	$732,510	984,537	1,575,173	1,428,007	4,720,227
Operating profit (b)	36,127	128,333	297,210	190,380	652,050
Earnings before income taxes	29,595	6,108	259,746	298,761	594,210
Net earnings (b)	26,727	13,433	212,949	267,345	520,454
Per common share
Net earnings
Basic	$0.21	0.11	1.68	2.02	4.07
Diluted	0.21	0.11	1.67	2.01	4.05
Market price
High	$93.19	108.86	126.87	123.05	126.87
Low	77.34	84.61	103.04	92.59	77.34
Cash dividends declared	$0.68	0.68	0.68	0.68	2.72
(a)Operating profit (loss) and net earnings (loss) for the 2020 quarters include the impact of the following items:
•During 2020, in association with the acquisition of eOne, the Company incurred the following:
◦Incremental intangible amortization costs related to the intangible assets acquired totaling $97,856 ($80,731 after-tax). Incremental intangible amortization costs by quarter were as follows: $25,028 ($19,885 after-tax) in the first quarter, $22,592 ($17,949 after-tax) in the second quarter, $24,716 ($19,637 after-tax) in the third quarter, and $25,520 ($23,260 after-tax) in the fourth quarter, respectively.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(Thousands of Dollars and Shares Except Per Share Data)

◦The Company also incurred related costs of $218,566 ($188,557 after-tax), comprised of the following:
▪Acquisition and integration costs, including expense associated with the acceleration of eOne stock-based compensation, intangible asset impairments and advisor fees settled at the closing of the acquisition by quarter were as follows: $95,718 in the first quarter, $3,966 in the second quarter, $4,599 in the third quarter, and $40,886 in the fourth quarter, respectively.
▪Restructuring and related costs, including severance and retention costs by quarter were as follows: $54,064 in the first quarter, $6,296 in the second quarter, $1,350 in the third quarter, and $11,687 in the fourth quarter, respectively.
•The Company incurred $8,470 of severance charges during 2020, associated with cost-savings initiatives within the Company’s commercial and Film and TV business. Severance charges by quarter were as follows: $11,554 in the second quarter, and ($3,084) in the fourth quarter, respectively.
•During 2020, net earnings was impacted by income tax expense of $15,389 as a result of the revaluation of Hasbro’s UK tax attributes in accordance with the Finance Act of 2020 enacted by the United Kingdom on July 22, 2020. Income tax expense by quarter were as follows: $13,680 in the third quarter, and $1,709 in the fourth quarter, respectively.
(b)Operating profit and net earnings for the 2019 quarters include the impact of the following items:

•During 2019, net earnings was impacted by $110,962 ($85,995 after-tax) non-cash charges related to the settlement of the Company's U.S. defined benefit pension plan. Non-cash charges consisted of $110,777 ($85,852 after-tax) in the second quarter, and $185 ($143 after-tax) in the fourth quarter, respectively. During 2018 the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan and commenced the termination process.
•In the third quarter of 2019, net earnings were impacted by a loss of $25,533 ($20,886 after-tax) related to hedging the British pound sterling purchase price of eOne. During the third quarter of 2019 the Company announced that they entered into a definitive agreement under which the Company would acquire eOne in an all-cash transaction, to be paid in British pound sterling. The Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the acquisition using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and, as such, were marked to market through other expense in the Company's Consolidated Statement of Operations.
•In the fourth quarter of 2019, in association with the Company's agreement to acquire eOne, the Company incurred certain transaction-related costs, as well as hedge gains on the British pound sterling purchase price in 2019. This resulted in eOne net gains in the fourth quarter of 2019 of $101,249 ($102,658 after-tax), comprised of the following:
◦Net earnings were impacted by hedge gains of $139,666 in the fourth quarter of 2019 related to the foreign exchange forward and option contracts to hedge a portion of the British pound sterling purchase price for the eOne Acquisition;
◦Net earnings were impacted by financing transaction fees of $20,568 in the fourth quarter, primarily related to the Company’s bridge financing facility which terminated unused in the fourth quarter of 2019;
◦Operating profit and net earnings were impacted by eOne Acquisition related costs of $17,778 in the fourth quarter; and
◦Net earnings were impacted by tax benefits of $1,409 in the fourth quarter of 2019 related to the eOne Acquisition related costs and Financing transaction fees.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 27, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 27, 2020. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013)”. In accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to eOne with total assets and total net revenues representing approximately 53% and 18%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 27, 2020. Based on this assessment, Hasbro’s management concluded that, as of December 27, 2020, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Hasbro, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Hasbro, Inc.'s and subsidiaries’ (the Company) internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2020 and December 29, 2019, the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interests for each of the years in the three-year period ended December 27, 2020, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Entertainment One Ltd. during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 27, 2020, Entertainment One Ltd.’s internal control over financial reporting associated with 53% of total assets and 18% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 27, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Entertainment One Ltd.
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

/s/ KPMG LLP
Providence, Rhode Island
February 24, 2021

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 27, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and, if applicable, under “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item with respect to executive officers of the Company is included in Part I, Item 1. Business, of this Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
The Company has a Code of Conduct, which is applicable to all of the Company’s employees, officers and directors, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Conduct is available on the Company’s website under the Corporate, Investors, Corporate Governance tabs. The Company’s investor website address is http://hasbro.gcs-web.com. Although the Company does not generally intend to provide waivers of or amendments to the Code of Conduct for its Chief Executive Officer, Chief Financial Officer, Controller, or other officers or employees, information concerning any waiver of or amendment to the Code of Conduct for the Chief Executive Officer, Chief Financial Officer, Controller, or any other executive officers or directors of the Company, will be promptly disclosed on the Company’s website in the location where the Code of Conduct is posted.
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
Item 11.    Executive Compensation.
The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits
(1) Consolidated Financial Statements
Included in PART II of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 27, 2020 and December 29, 2019
Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2020, 2019 and 2018
Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2020, 2019 and 2018
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the Three Fiscal Years Ended in December 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(2) Consolidated Financial Statement Schedules
Included in PART IV of this report:
For the Three Fiscal Years Ended in December 2020, 2019 and 2018:
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

(i)
Description of the Company’s Common Stock, $0.50 par value per share, registered pursuant to Section 12 of the Exchange Act. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2019, File No. 1-6682.)

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

(e)
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

(f)
Term Loan Agreement, dated as of September 20, 2019, by and among Hasbro, Inc., Bank of America, N.A., and the other financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2019, File No. 1-6682).

Executive Compensation Plans and Arrangements
	(g)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
(h)
Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

(i)
First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

(j)
Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)

(k)
Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

(l)
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

Exhibit
	(n)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)
(o)
First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders, File No. 1-6682.)

(p)
Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders, File No. 1-6682.)

(q)
Form of 2020 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2020, File No. 1-6682.)

(r)
Form of 2020 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to Brian Goldner.) (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2020, File No. 1-6682.)

(s)
Form of 2020 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to John Frascotti.) (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2020, File No. 1-6682.)

(t)
Form of 2020 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2020, File No. 1-6682.)

(u)
Form of 2020 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to John Frascotti.) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2020, File No. 1-6682.)

(v)
Form of 2020 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to Brian Goldner.) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2020, File No. 1-6682.)

(w)
Form of 2020 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to John Frascotti.) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2020, File No. 1-6682.)

(x)
Form of 2020 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2020, File No. 1-6682.)

(y)
Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)

(z)
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

	(bb)	Hasbro, Inc. 2020 Performance Rewards Program. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2020, File No. 1-6682.)
(cc)
Amended and Restated Employment Agreement, dated October  4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)

(dd)
Amendment, dated August  5, 2014, to Amended and Restated Employment Agreement, between the Company and Brian Goldner.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 6, 2014, File No. 1-6682.)

(ee)
Amendment, dated December 15, 2016, to Amended and Restated Employment Agreement between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 20, 2016, File No. 1-6682.)

Exhibit
(ff)
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

(hh)
Transitional Advisory Services Agreement, dated October 5, 2020 with John Frascotti. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2020, File No. 1-6682.)

	(ii)	Agreement dated January 21, 2020 with Wiebe Tinga. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, File No. 1-6682.)
	(jj)	Agreement dated March 5, 2020 with Stephen Davis. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, File No. 1-6682.)
(kk)
Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2011, File No. 1-6682.)

	(ll)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
21.		Subsidiaries of the registrant.
23.		Consent of KPMG LLP.
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
*Furnished herewith.
The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Schedule II-Valuation and Qualifying Accounts
Fiscal Years Ended in December
(Thousands of Dollars)

Valuation accounts deducted from assets to which they apply — for credit losses for accounts receivable:	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other	Balance at End of Year
2020	$17,200	22,500	—	(11,600)	$28,100
2019	$9,100	5,000	—	3,100	$17,200
2018	$31,400	57,800	—	(80,100)	$9,100

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HASBRO, INC.
(Registrant)

By:	/s/ Brian D. Goldner	Date: February 24, 2021
Brian D. Goldner Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian D. Goldner	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2021
Brian D. Goldner

/s/ Deborah M. Thomas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2021
Deborah M. Thomas

/s/ John A. Frascotti	President and Chief Operating Officer and Director	February 24, 2021
John A. Frascotti

/s/ Kenneth A. Bronfin	Director	February 24, 2021
Kenneth A. Bronfin

/s/ Michael R. Burns	Director	February 24, 2021
Michael R. Burns

/s/ Hope F. Cochran	Director	February 24, 2021
Hope F. Cochran

/s/ Sir Crispin H. Davis	Director	February 24, 2021
Sir Crispin H. Davis

/s/ Lisa Gersh	Director	February 24, 2021
Lisa Gersh

/s/ Alan G. Hassenfeld	Director	February 24, 2021
Alan G. Hassenfeld

/s/ Tracy A. Leinbach	Director	February 24, 2021
Tracy A. Leinbach

/s/ Edward M. Philip	Director	February 24, 2021
Edward M. Philip

/s/ Laurel J. Richie	Director	February 24, 2021
Laurel J. Richie

/s/ Richard S. Stoddart	Director	February 24, 2021
Richard S. Stoddart

/s/ Mary Beth West	Director	February 24, 2021
Mary Beth West

/s/ Linda K. Zecher	Director	February 24, 2021
Linda K. Zecher