Form 10-Q
period 2021-06-27
HASBRO, INC.
filed 2021-07-28
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of July 26, 2021 was 137,683,075.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	June 27, 2021	June 28, 2020	December 27, 2020
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $83.1 million, $71.9 million and $73.2 million	$1,228.2	$1,038.0	$1,449.7
Accounts receivable, less allowance for doubtful accounts of $30.5 million, $28.0 million and $28.1 million	865.9	911.3	1,391.7
Inventories	499.6	564.2	395.6
Prepaid expenses and other current assets	543.2	672.2	609.6
Assets held for sale	479.5	—	—
Total current assets	3,616.4	3,185.7	3,846.6
Property, plant and equipment, less accumulated depreciation of $589.1 million, $528.2 million and $553.0 million	466.2	482.2	489.0
Other assets
Goodwill	3,420.8	3,666.0	3,691.7
Other intangible assets, net of accumulated amortization of $1,002.5 million, $855.0 million and $964.6 million	1,248.3	1,559.1	1,530.8
Other	1,350.5	1,329.1	1,260.2
Total other assets	6,019.6	6,554.2	6,482.7
Total assets	$10,102.2	$10,222.1	$10,818.3
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$0.8	$6.4	$6.6
Current portion of long-term debt	189.6	378.6	432.6
Accounts payable	382.4	335.2	425.5
Accrued liabilities	1,396.5	1,261.4	1,538.6
Liabilities held for sale	76.3	—	—
Total current liabilities	2,045.6	1,981.6	2,403.3
Long-term debt	4,388.7	4,802.5	4,660.0
Other liabilities	753.0	771.7	793.9
Total liabilities	$7,187.3	$7,555.8	$7,857.2
Redeemable noncontrolling interests	24.5	24.1	24.4
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at June 27, 2021, June 28, 2020, and December 27, 2020	110.1	110.1	110.1
Additional paid-in capital	2,361.2	2,297.3	2,329.1
Retained earnings	4,110.3	4,064.8	4,204.2
Accumulated other comprehensive loss	(183.5)	(308.1)	(195.0)
Treasury stock, at cost; 82,617,426 shares at June 27, 2021; 83,264,365 shares at June 28, 2020; and 82,979,403 shares at December 27, 2020	(3,547.6)	(3,560.0)	(3,551.7)
Noncontrolling interests	39.9	38.1	40.0
Total shareholders' equity	2,890.4	2,642.2	2,936.7
Total liabilities, noncontrolling interests and shareholders' equity	$10,102.2	$10,222.1	$10,818.3
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net revenues	$1,322.2	$860.3	$2,437.0	$1,965.9
Costs and expenses:
Cost of sales	345.0	253.2	634.9	515.9
Program cost amortization	110.7	50.6	208.2	182.8
Royalties	111.5	97.4	220.4	210.2
Product development	87.2	58.4	149.0	112.2
Advertising	105.4	72.3	193.3	174.0
Amortization of intangibles	29.7	34.7	62.6	71.5
Loss on assets held for sale	101.8	—	101.8	—
Selling, distribution and administration	354.3	281.2	642.9	560.3
Acquisition and related costs	—	10.3	—	160.1
Total costs and expenses	1,245.6	858.1	2,213.1	1,987.0
Operating profit (loss)	76.6	2.2	223.9	(21.1)
Non-operating expense (income):
Interest expense	46.1	49.6	94.0	104.3
Interest income	(1.2)	(0.9)	(2.4)	(5.6)
Other income, net	(9.4)	(2.8)	(38.3)	(4.1)
Total non-operating expense, net	35.5	45.9	53.3	94.6
Earnings (loss) before income taxes	41.1	(43.7)	170.6	(115.7)
Income tax expense (benefit)	63.0	(10.8)	75.0	(14.9)
Net earnings (loss)	(21.9)	(32.9)	95.6	(100.8)
Net earnings attributable to noncontrolling interests	1.0	1.0	2.3	2.8
Net earnings (loss) attributable to Hasbro, Inc.	$(22.9)	$(33.9)	$93.3	$(103.6)

Net earnings (loss) per common share:
Basic	$(0.17)	$(0.25)	$0.68	$(0.75)
Diluted	$(0.17)	$(0.25)	$0.68	$(0.75)
Cash dividends declared per common share	$0.68	$0.68	$1.36	$1.36
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net earnings (loss)	$(21.9)	$(32.9)	$95.6	$(100.8)
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax	24.0	(7.1)	7.9	(139.0)
Unrealized holding gains on available-for-sale securities, net of tax	0.1	2.5	0.2	2.1
Net (losses) gains on cash flow hedging activities, net of tax	(3.2)	(3.7)	2.4	21.3
Reclassifications to earnings, net of tax:
Net gains (losses) on cash flow hedging activities	1.8	(5.3)	0.6	(8.9)
Amortization of unrecognized pension and postretirement amounts	0.2	0.3	0.4	0.6
Total other comprehensive earnings (loss), net of tax	$22.9	$(13.3)	$11.5	$(123.9)
Total comprehensive earnings attributable to noncontrolling interests	1.0	1.0	2.3	2.8
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$—	$(47.2)	$104.8	$(227.5)

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Six Months Ended
	June 27, 2021	June 28, 2020
Cash flows from operating activities:
Net earnings (loss)	$95.6	$(100.8)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	67.6	56.6
Amortization of intangibles	62.6	71.5
Asset impairments	—	40.9
Loss on assets held for sale	101.8	—
Program cost amortization	208.2	182.8
Deferred income taxes	43.6	(11.1)
Stock-based compensation	37.1	26.1
Other non-cash items	0.2	—
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	533.9	722.0
Increase in inventories	(109.5)	(125.4)
Decrease (increase) in prepaid expenses and other current assets	38.8	(40.2)
Program spend, net	(308.3)	(220.4)
Decrease in accounts payable and accrued liabilities	(169.3)	(344.4)
Change in net deemed repatriation tax	(18.4)	—
Other	(6.8)	0.6
Net cash provided by operating activities	577.1	258.2
Cash flows from investing activities:
Additions to property, plant and equipment	(63.1)	(64.0)
Acquisitions, net of cash acquired	—	(4,403.9)
Other	(3.2)	13.1
Net cash utilized by investing activities	(66.3)	(4,454.8)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	114.7	1,023.5
Repayments of borrowings with maturity greater than three months	(635.0)	(98.2)
Net repayments of other short-term borrowings	(6.3)	(4.5)
Stock-based compensation transactions	9.4	1.8
Dividends paid	(187.5)	(186.2)
Payments related to tax withholding for share-based compensation	(9.5)	(5.7)
Redemption of equity instruments	—	(47.4)
Other	(4.2)	(4.8)
Net cash (utilized) provided by financing activities	(718.4)	678.5
Effect of exchange rate changes on cash	4.3	(24.4)
Net decrease in cash, cash equivalents and restricted cash	(203.3)	(3,542.5)
Net change due to cash classified as held for sale	(18.2)	—
Net decrease in cash, cash equivalents and restricted cash	(221.5)	(3,542.5)
Cash, cash equivalents and restricted cash at beginning of year	1,449.7	4,580.4
Cash, cash equivalents and restricted cash at end of period	$1,228.2	$1,037.9

Supplemental information
Cash paid during the period for:
Interest	$90.2	$81.5
Income taxes	$70.8	$30.4
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 27, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, March 28, 2021	$110.1	2,339.6	4,226.8	(206.4)	(3,550.6)	40.4	$2,959.9	$24.0
Net earnings (loss) attributable to Hasbro, Inc.	—	—	(22.9)	—	—	—	(22.9)	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.7	0.7	0.3
Other comprehensive earnings	—	—	—	22.9	—	—	22.9	—
Stock-based compensation transactions	—	2.6	—	—	1.9	—	4.5	—
Stock-based compensation expense	—	19.3	—	—	1.1	—	20.4	—
Dividends declared	—	—	(93.6)	—	—	—	(93.6)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	(0.3)	—	—	—	(1.2)	(1.5)	0.2
Balance, June 27, 2021	$110.1	2,361.2	4,110.3	(183.5)	(3,547.6)	39.9	$2,890.4	$24.5

	Three Months Ended June 28, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, March 29, 2020	$110.1	2,282.4	4,191.8	(294.8)	(3,560.3)	35.3	$2,764.5	$26.0
Noncontrolling interests related to acquisition of Entertainment One Ltd.	—	—	—	—	—	(1.4)	(1.4)	2.6
Net loss attributable to Hasbro, Inc.	—	—	(33.9)	—	—	—	(33.9)	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	1.0	1.0	—
Other comprehensive loss	—	—	—	(13.3)	—	—	(13.3)	—
Stock-based compensation transactions	—	(0.3)	—	—	—	—	(0.3)	—
Stock-based compensation expense	—	15.2	—	—	0.3	—	15.5	—
Dividends declared	—	—	(93.1)	—	—	—	(93.1)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	3.2	3.2	(4.5)
Balance, June 28, 2020	$110.1	2,297.3	4,064.8	(308.1)	(3,560.0)	38.1	$2,642.2	$24.1

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 27, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 27, 2020	$110.1	2,329.1	4,204.2	(195.0)	(3,551.7)	40.0	$2,936.7	$24.4

Net earnings attributable to Hasbro, Inc.	—	—	93.3	—	—	—	93.3
Net earnings attributable to noncontrolling interests	—	—	—	—	—	2.0	2.0	0.3
Other comprehensive earnings	—	—	—	11.5	—	—	11.5	—
Stock-based compensation transactions	—	(3.2)	—	—	3.0	—	(0.2)	—
Stock-based compensation expense	—	36.0	—	—	1.1	—	37.1	—
Dividends declared	—	—	(187.2)	—	—	—	(187.2)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	(0.7)	—	—	—	(2.1)	(2.8)	(0.2)
Balance, June 27, 2021	$110.1	2,361.2	4,110.3	(183.5)	(3,547.6)	39.9	$2,890.4	$24.5

	Six Months Ended June 28, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 29, 2019	$110.1	2,275.7	4,354.6	(184.2)	(3,560.7)	—	$2,995.5	$—
Noncontrolling interests related to acquisition of Entertainment One Ltd.	—	—	—	—	—	38.6	38.6	26.2
Net earnings (loss) attributable to Hasbro, Inc.	—	—	(103.6)	—	—	—	(103.6)	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	3.0	3.0	(0.1)
Other comprehensive loss	—	—	—	(123.9)	—	—	(123.9)	—
Stock-based compensation transactions	—	(4.2)	—	—	0.4	—	(3.8)	—
Stock-based compensation expense	—	25.8	—	—	0.3	—	26.1	—
Dividends declared	—	—	(186.2)	—	—	—	(186.2)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(3.5)	(3.5)	(2.0)
Balance, June 28, 2020	$110.1	2,297.3	4,064.8	(308.1)	(3,560.0)	38.1	$2,642.2	$24.1
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of June 27, 2021 and June 28, 2020, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended June 27, 2021 and June 28, 2020 were each 13-week periods. The six-month periods ended June 27, 2021 and June 28, 2020 were each 26-week periods.
The results of operations for the quarter ended June 27, 2021 are not necessarily indicative of results to be expected for the full year 2021, nor were those of the comparable 2020 period representative of those actually experienced for the full year 2020.
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
Legal Settlement
During the first quarter of 2021, the Company realized a gain of $25.6 million from a legal settlement related to a dispute associated with historical Entertainment One Ltd. ("eOne") foreign exchange hedging activities. The gain is included in other income, net within the Company's consolidated financial statements, included in Part I of this Form 10-Q.
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU 2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions for performing intra-period tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. ASU 2019-12 is effective for fiscal years beginning after

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
December 15, 2020 and early adoption is permitted. The Company adopted the standard in the first quarter of 2021 and the adoption of the standard did not have a material impact on its consolidated financial statements.
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
Contract Assets and Liabilities
Within our Consumer Products and Entertainment segments the Company may receive royalty payments from licensees in advance of the licensees’ subsequent sales to their customers, or in advance of the Company’s performance obligation being satisfied. In addition, the Company may receive payments from its digital gaming business in advance of the recognition of the revenues. The Company defers revenues on these advanced payments until its performance obligation is satisfied and records the aggregate deferred revenues as contract liabilities. The current portion of contract liabilities was recorded within Accrued Liabilities and the long-term portion was recorded as Other Non-current Liabilities in the Company’s consolidated balance sheets. The Company records contract assets in the case of (1) minimum guarantees, which are recognized ratably over the term of the respective license period, being recognized in advance of contractual invoicing, and (2) film and television distribution revenue recorded for content delivered but for which payment will occur over the license term. The current portion of contract assets was recorded in Prepaid Expenses and Other Current Assets, respectively, and the long-term portion was recorded as Other Long-Term Assets.
At June 27, 2021, June 28, 2020 and December 27, 2020 the Company had the following contract assets and liabilities in its consolidated balance sheets:

	June 27, 2021	June 28, 2020	December 27, 2020
Assets
Contract assets - current	$257.9	$252.9	$284.4
Contract assets - long term	72.6	108.5	77.0
Total (1)	$330.5	$361.4	$361.4
Liabilities
Contract liabilities - current	$174.7	$141.7	$161.0
Contract liabilities - long term	21.3	23.5	18.2
Total (1)	$196.0	$165.2	$179.2
(1) For the six-month period ended June 27, 2021, contract assets of the eOne Music business in the amount of $29.0 million, which were previously classified under Prepaid Expenses and Other Current Assets and Other Long-Term Assets, have been transferred to Assets Held for Sale. Contract liabilities of the eOne Music business in the amount of $4.0 million, which were previously classified under Accrued Liabilities and Other Non-current Liabilities, have been transferred to Liabilities Held for Sale. For additional information, see Note 15.
For the six months ended June 27, 2021, the Company collected $80.8 million of the contract assets and recognized $77.6 million of contract liabilities that were included in the December 27, 2020 balances.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of June 27, 2021, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $512.2 million. Of this amount, we expect to recognize approximately $363.5 million in the remainder of 2021, $122.9 million in 2022, and $19.8 million in 2023. These amounts include only fixed consideration.

Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Consumer Products, Entertainment, and Wizards of the Coast & Digital Gaming. The Company further disaggregates revenues within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; and within its Entertainment segment by category: Film & TV, Family Brands, and Music. Finally, the Company disaggregates its revenues by brand portfolio into five brand categories: Franchise Brands, Partner Brands, Hasbro Gaming, Emerging Brands, and Entertainment. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 14 for further information.
(3) Business Combination
On December 30, 2019, the Company completed its acquisition of Entertainment One Ltd. ("eOne"), a global independent studio that specializes in the development, acquisition, production, financing, distribution and sales of entertainment content. The aggregate purchase price of $4.6 billion was comprised of $3.8 billion of cash consideration for shares outstanding and $0.8 billion related to the redemption of eOne's outstanding senior secured notes and the payoff of eOne's revolving credit facility. The Company financed the acquisition with proceeds from the following debt and equity financings: (1) the issuance of senior unsecured notes in an aggregate principal amount of $2.4 billion in November 2019, (2) the issuance of 10.6 million shares of common stock at a public offering price of $95.00 per share in November 2019 (resulting in net proceeds of $975.2 million) and (3) $1.0 billion in term loans provided by a term loan agreement, which were borrowed on the date of closing. See Note 8 for further discussion of the issuance of the senior unsecured notes and term loan agreement.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Intangible assets consist of intellectual property associated with established brands, eOne artist relationships, eOne music catalogs and trademarks and tradenames with estimated useful lives ranging from 7 to 15 years, determined based on when the related cash flows are expected to be realized. The fair value of the intangible assets acquired was determined based on the estimated future cash flows to be generated from the acquired assets, considering assumptions related to contract renewal rates and estimated brand franchise revenue growth. eOne acquired intangible asset amortization expense for the quarter and six months ended June 27, 2021 were $21.8 million and $46.7 million, respectively. For the quarter and six months ended June 28, 2020, eOne acquired intangible asset amortization expense was $22.6 million and $47.6 million, respectively.
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
Goodwill of $3.2 billion represents the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value placed on the combined company’s brand building capabilities, our storytelling capabilities and franchise economics in TV, film and other mediums to strengthen Hasbro brands. In addition, the acquisition goodwill depicts added benefits of long-term profitable growth through in-sourcing toy and game production for the acquired preschool brands and cost-synergies, as well as future revenue growth opportunities. The goodwill recorded as part of this acquisition was included within the Entertainment and Consumer Products segments for the year ended December 27, 2020. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for federal tax purposes. See Note 5 for information on the Company's goodwill reallocation during the first quarter of 2021 and the goodwill impairment charge due to the assets held for sale relating to the eOne music business during the second quarter of 2021.
For the quarter and six months ended June 28, 2020, the Company incurred $10.3 million and $160.1 million, respectively, of charges related to the eOne Acquisition, which were recorded in acquisition and related costs within the Company’s Consolidated Statement of Operations. Included within the Entertainment segment results for the six months ended June 28, 2020 were $98.5 million of acquisition and related charges. The remaining charges were included in Corporate and Other.
The acquisition and related costs for the quarter and six months ended June 28, 2020 consisted of the following:
•Acquisition and integration costs of $4.0 million and $99.7 million for the quarter and six months ended June 28, 2020, respectively, including, for the six months ended June 28, 2020, $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $38.2 million of advisor fees settled at the closing of the acquisition, as well as integration costs; and
•Restructuring and related costs of $6.3 million and $60.4 million for the quarter and six months ended June 28, 2020, respectively, including severance and retention costs for the quarter and six months ended June 28, 2020 of $6.3 million and $19.5 million, respectively, as well as $40.9 million in impairment charges for certain definite-lived intangible and production assets for the six months ended June 28, 2020. The impairment charges of $40.9 million were driven by the change in strategy for the combined company’s entertainment assets.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(4) Earnings Per Share
Net earnings (loss) per share data for the quarters and six months ended June 27, 2021 and June 28, 2020 were computed as follows:

	2021		2020
Quarter	Basic	Diluted	Basic	Diluted
Net loss attributable to Hasbro, Inc.	$(22.9)	(22.9)	$(33.9)	(33.9)

Average shares outstanding	137.8	137.8	137.2	137.2
Effect of dilutive securities:
Options and other share-based awards	—	—	—	—
Equivalent Shares	137.8	137.8	137.2	137.2

Net earnings loss attributable to Hasbro, Inc. per common share	$(0.17)	(0.17)	$(0.25)	(0.25)

	2021		2020
Six Months	Basic	Diluted	Basic	Diluted
Net earnings (loss) attributable to Hasbro, Inc.	$93.3	93.3	$(103.6)	(103.6)

Average shares outstanding	137.8	137.8	137.2	137.2
Effect of dilutive securities:
Options and other share-based awards	—	0.4	—	—
Equivalent Shares	137.8	138.2	137.2	137.2

Net earnings (loss) attributable to Hasbro, Inc. per common share	$0.68	0.68	$(0.75)	(0.75)
For the quarter and six months ended June 27, 2021, options and restricted stock units totaling 4.6 million and 2.2 million respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the quarter and six months ended June 28, 2020, options and restricted stock units totaling 4.0 million and 4.0 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the fiscal 2021 amount, 2.5 million shares would have been included in the calculation of diluted shares had the Company not had a loss for the quarter ended June 27, 2021. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 0.4 million shares being included in the diluted earnings per share calculation for the quarter ended June 27, 2021. Of the fiscal 2020 amount, 0.6 million and 0.9 million shares, respectively, would have been included in the calculation of diluted shares had the Company not had a net loss for the quarter and six months ended June 28, 2020. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 0.1 million and 0.3 million shares, respectively, being included in the diluted earnings per share calculation for the quarter and six months ended June 28, 2020.

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

	Consumer Products	Wizards of the Coast & Digital Gaming	Entertainment	Total
2021
Balance at December 27, 2020	$1,385.7	53.1	2,252.9	$3,691.7
Goodwill allocation	199.4	254.2	(453.6)	—
Foreign exchange translation	—	0.4	(0.3)	0.1
Impairment during the period	—	—	(101.8)	(101.8)
Reclass to assets held-for-sale	—	—	(169.2)	(169.2)
Balance at June 27, 2021	$1,585.1	307.7	1,528.0	$3,420.8

In conjunction with the goodwill reallocation described above, during the first quarter of 2021, the Company performed an impairment test of goodwill balances held by the reporting units impacted by the segment realignment. The reporting units were tested as of December 28, 2020 and included our Europe, Asia Pacific, Global Consumer Products Licensing, Wizards of the Coast and Family Brands reporting units. Based on the results of the goodwill assessment, we determined that the fair values of each of these reporting units exceeded their carrying values, and as such, we concluded that there was no indication of goodwill impairment for these reporting units as of December 28, 2020.
During the second quarter of 2021, the Company entered into a definitive agreement to sell the Entertainment One Music business ("eOne Music") for an aggregate sales price of $385.0 million, subject to certain closing adjustments related to working capital and net debt. Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the eOne acquisition, the Company recorded a pre-tax non-cash goodwill impairment charge of $101.8 million within Loss on Assets Held for Sale in the Consolidated Statements of Operations, and within the Entertainment segment for the quarter ended June 27, 2021. See also Note 15.
(6) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters and six months ended June 27, 2021 and June 28, 2020.

	Quarter Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020

Other comprehensive earnings (loss), tax effect:
Tax benefit on unrealized holding gains	$—	$(0.7)	$—	(0.6)
Tax expense (benefit) on cash flow hedging activities	0.6	1.4	(0.4)	(5.8)
Tax benefit on foreign currency translation adjustments	—	8.4	—	8.4
Reclassifications to earnings, tax effect:
Tax (expense) benefit on cash flow hedging activities	(0.2)	1.2	—	1.5
Amortization of unrecognized pension and postretirement amounts	(0.1)	(0.1)	(0.1)	(0.2)
Total tax effect on other comprehensive earnings (loss)	$0.3	$10.2	$(0.5)	3.3

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Changes in the components of accumulated other comprehensive earnings (loss) for the six months ended June 27, 2021 and June 28, 2020 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2021
Balance at December 27, 2020	$(40.7)	(22.1)	0.4	(132.6)	(195.0)
Current period other comprehensive earnings (loss)	0.4	3.0	0.2	7.9	11.5
Balance at June 27, 2021	$(40.3)	(19.1)	0.6	(124.7)	(183.5)

2020
Balance at December 29, 2019	$(36.2)	(5.2)	(0.2)	(142.6)	(184.2)
Current period other comprehensive earnings (loss)	0.6	12.4	2.1	(139.0)	(123.9)
Balance at June 28, 2020	$(35.6)	7.2	1.9	(281.6)	(308.1)
Gains (Losses) on Derivative Instruments
At June 27, 2021, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $3.2 million in accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the second quarter of 2021 or forecasted to be purchased during the remainder of 2021 through 2022, intercompany expenses expected to be paid or received during 2021, television and movie production costs paid in 2021, and cash receipts for sales made at the end of the first quarter of 2021 or forecasted to be made in the remainder of 2021 and, to a lesser extent, 2022. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes, that were repaid in full in the aggregate principal amount of $300.0 million during the first quarter of 2021 (See Note 8) and, the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At June 27, 2021, deferred losses, net of tax of $15.9 million related to these instruments remained in AOCE. For the quarters ended June 27, 2021 and June 28, 2020, previously deferred losses of $0.3 million and $0.5 million, respectively, were reclassified from AOCE to net earnings. For the six-month periods ended June 27, 2021 and June 28, 2020, previously deferred losses of $0.8 million and $0.9 million, respectively, were reclassified from AOCE to net earnings.
Of the amount included in AOCE at June 27, 2021, the Company expects net losses of approximately $4.6 million to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Accrued Liabilities
Components of accrued liabilities for the periods ended June 27, 2021, June 28, 2020 and December 27, 2020 were as follows:

	June 27, 2021	June 28, 2020	December 27, 2020
Participations and residuals	$278.6	$335.6	$295.6
Royalties	139.4	135.6	229.2
Deferred revenue	174.7	141.7	161.0
Payroll and management incentives	86.9	48.9	132.4
Dividends	93.6	93.2	93.4
Other taxes	57.9	51.7	81.9
Advertising	83.0	53.2	58.6
Severance	37.5	47.2	49.7
Lease liability - Current	44.9	42.4	45.0
Accrued income taxes	42.9	36.7	29.7
Other	357.1	275.2	362.1
Total accrued liabilities(1)	$1,396.5	$1,261.4	$1,538.6

(1) For the six-month period ended June 27, 2021, liabilities of $24.4 million attributable to the eOne Music business, which were previously classified within Accrued Liabilities, have been transferred to Liabilities Held for Sale. For additional information, see Note 15.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(8) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At June 27, 2021, June 28, 2020 and December 27, 2020, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 27, 2021, June 28, 2020 and December 27, 2020 also include certain assets and liabilities measured at fair value (see Notes 11 and 12) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of June 27, 2021, June 28, 2020 and December 27, 2020 are as follows:

	June 27, 2021		June 28, 2020		December 27, 2020
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	982.1	$900.0	938.1	$900.0	1,011.2
3.55% Notes Due 2026	675.0	731.9	675.0	712.2	675.0	752.7
3.00% Notes Due 2024	500.0	530.2	500.0	523.4	500.0	540.6
6.35% Notes Due 2040	500.0	675.2	500.0	579.7	500.0	636.5
3.50% Notes Due 2027	500.0	538.1	500.0	516.0	500.0	544.5
2.60% Notes Due 2022	300.0	308.0	300.0	309.7	300.0	311.5
5.10% Notes Due 2044	300.0	353.0	300.0	304.0	300.0	338.1
3.15% Notes Due 2021 (1)	—	—	300.0	318.6	300.0	302.3
6.60% Debentures Due 2028	109.9	136.0	109.9	124.5	109.9	137.4
Variable % Notes Due December 30, 2022 (2)	50.0	50.0	400.0	400.0	300.0	300.0
Variable % Notes Due December 30, 2024	562.5	562.5	592.5	592.5	577.5	577.5
Production Financing Facilities	212.6	212.6	142.0	142.0	165.5	165.5
Total long-term debt	$4,610.0	5,079.6	$5,219.4	5,460.7	$5,127.9	5,617.8
Less: Deferred debt expenses	31.7	—	38.3	—	35.3	—
Less: Current portion	189.6	—	378.6	—	432.6	—
Long-term debt	$4,388.7	5,079.6	$4,802.5	5,460.7	$4,660.0	5,617.8
(1) During the first quarter of 2021, the Company repaid in full its 3.15% Notes, in the aggregate amount of $300.0 million due in May 2021.
(2) During the second quarter of 2021, the Company repaid $250.0 million of the Variable % Notes Due December 30, 2022.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). Loans under the Term Loan Facilities bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, in each case plus a per annum applicable rate that fluctuates (1) in the case of the Three-Year Tranche, between 87.5 basis points and 175.0 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 75.0 basis points, in the case of loans priced at the Base Rate, and (2) in the case of the Five-Year Tranche, between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued by the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. The notes were drawn down on December 30, 2019, the closing date of the eOne Acquisition. During the first six months of 2021, the Company paid $265.0 million toward the $1.0 billion term loan notes consisting of $250.0 million on the principal balance of the Three-Year Tranche loans in addition to the required quarterly principal amortization payments totaling $15.0 million on the Five-Year Tranche loans. As of June 27, 2021, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.
The Company may redeem its 5.10% notes due in 2044 (the "2044 Notes") at its option, at the greater of the principal amount of the notes or the present value of the remaining scheduled payments, discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.
Current portion of long-term debt at June 27, 2021 of $189.6 million, as shown on the consolidated balance sheet, represents the current portion of required quarterly principal amortization payments for the Term Loan Facilities and production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to the second quarter of 2022.
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
Production Financing
In addition to the Company's financial instruments, the Company uses production financing to fund certain of its television and film productions which are typically arranged on an individual production basis by special purpose production subsidiaries.
Production financing facilities are secured by the assets and future revenue of the individual production subsidiaries and are non-recourse to the Company's assets.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received. The production financing facilities as of June 27, 2021, June 28, 2020 and December 27, 2020 are as follows:

	June 27, 2021	June 28, 2020	December 27, 2020
Production financing held by production subsidiaries	$212.6	$142.0	$165.5
Other loans (1)	—	6.4	5.4
Total	$212.6	$148.4	$170.9

Production financing included in the consolidated balance sheet as:
Non-current	$53.0	$93.4	$62.9
Current	159.6	48.6	102.6
Total	$212.6	$142.0	$165.5
(1) Other loans consist of production related demand loans, and are recorded within Short-term Borrowings in the Company's consolidated balance sheets.
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of June 27, 2021 was 3.0%.
The Company has Canadian dollar and U.S. dollar production credit facilities with various banks. The carrying amounts are denominated in the following currencies:

	Canadian Dollars	U.S. Dollars	Total
As of June 27, 2021	$49.0	$163.6	$212.6
The following table represents the movements in production financing and other related loans during the first six months of 2021:

	Production Financing	Other Loans	Total
December 27, 2020	$165.5	$5.4	$170.9
Drawdowns	114.7	16.7	131.4
Repayments	(70.0)	(23.0)	(93.0)
Foreign exchange differences	2.4	0.9	3.3
Balance at June 27, 2021	$212.6	$—	$212.6
(9) Investments in Productions and Investments in Acquired Content Rights
Investments in productions and investments in acquired content rights are predominantly monetized on a title-by-title basis and are recorded within other assets in the Company's consolidated balance sheets, to the extent they are considered recoverable against future revenues. These amounts are being amortized to program cost amortization using a model that reflects the consumption of the asset as it is released through various channels including broadcast licenses, theatrical release and home entertainment. Amounts capitalized are reviewed periodically on an individual film basis and any portion of the unamortized amount that appears not to be recoverable from future net revenues is expensed as part of program cost amortization during the period the loss becomes evident.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at June 27, 2021, June 28, 2020, and December 27, 2020:

	June 27, 2021	June 28, 2020	December 27, 2020
Film and TV Programming
Released, net of amortization	$499.4	$346.8	$428.0
Completed and not released	17.7	128.1	17.3
In production	220.5	41.4	185.5
Pre-production	73.8	70.4	67.6
	811.4	586.7	698.4
Other Programming
Released, net of amortization	3.4	12.7	13.7
Completed and not released	0.4	2.9	2.1
In production	6.3	7.0	5.4
Pre-production	1.7	5.5	7.6
	11.8	28.1	28.8

Total Program Investments (1)	$823.2	$614.8	$727.2
(1) For the six-month period ended June 27, 2021, $8.0 million of investments in productions and investments in acquired content rights of the eOne Music business, which were previously classified within Other Assets, have been transferred to Assets Held for Sale. For additional information, see Note 15.
The Company recorded $208.2 million of program cost amortization related to released programming in the six months ended June 27, 2021, consisting of the following:

	Investment in Production	Investment in Content	Total
Program cost amortization	$180.7	27.5	$208.2
(10) Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
Our effective tax rate ("ETR") from continuing operations was 43.9% for the six months ended June 27, 2021 and 12.9% for the six months ended June 28, 2020.
The following items caused the year-to-date ETR to be significantly different from the prior year ETR:
•during the six months ended June 27, 2021, the Company recorded a net discrete tax expense of $17.4 million primarily associated with the revaluation of net deferred tax liabilities as a result of the United Kingdom's ("UK") enactment of Finance Act 2021 during the second quarter, which increases the UK corporate income tax rate from 19% to 25% as of April 1, 2023. This is reduced by the release of a valuation allowance on net operating losses that offsets income received from a one-time legal settlement and certain benefits associated with normal business activities, including the reversal of uncertain tax positions that resulted from statutes of limitations expiring in certain jurisdictions and operational tax planning; and
•The year-to-date ETR also includes a one-time impairment expense on assets held for sale from which there is no corresponding tax benefit;
•during the six months ended June 28, 2020, the Company recorded a discrete net tax benefit of $24.0 million, of which $24.1 million is a result of the eOne acquisition and related costs incurred.

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

The Company is no longer subject to U.S. federal income tax examinations for years before 2012. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2015. The Company is currently under income tax examination by the Internal Revenue Service and in several U.S. state and local and non-U.S. jurisdictions.
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
Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company elected the fair value option for certain available-for-sale investments using net asset value per share and during 2020, the Company liquidated these investments as part of its global cash management strategy. At June 28, 2020, prior to their liquidation, these investments totaled $12.8 million and were included in prepaid expenses and other current assets within the Company's consolidated balance sheet. The Company recorded a net loss of $0.8 million and $1.2 million, respectively, on these investments in other (income) expense, net, related to the change in fair value of such instruments net for the quarter and six months ended June 28, 2020.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At June 27, 2021, June 28, 2020 and December 27, 2020, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 27, 2021
Assets:
Available-for-sale securities	$2.3	2.3	—	—
Derivatives	6.8	—	6.8	—
Total assets	$9.1	2.3	6.8	—

Liabilities:
Derivatives	$5.7	—	5.7	—
Option agreement	21.8	—	—	21.8
Total liabilities	$27.5	—	5.7	21.8

June 28, 2020
Assets:
Available-for-sale securities	$2.7	2.7	—	—
Derivatives	28.9	—	28.9	—
Total assets	$31.6	2.7	28.9	—

Liabilities:
Derivatives	$2.9	—	2.9	—
Option agreement	20.7	—	—	20.7
Total liabilities	$23.6	—	2.9	20.7

December 27, 2020
Assets:
Available-for-sale securities	$2.1	2.1	—	—
Derivatives	4.8	—	4.8	—
Total assets	$6.9	2.1	4.8	—

Liabilities:
Derivatives	$12.7	—	12.7	—
Option agreement	20.6	—	—	20.6
Total Liabilities	$33.3	—	12.7	20.6
Available-for-sale securities include equity securities of one company quoted on an active public market.
The Company's derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at June 27, 2021, June 28, 2020 and December 27, 2020, is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the quarter ended June 27, 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2021	2020
Balance at beginning of year	$(20.6)	$(22.1)
Gain from change in fair value	(1.2)	1.5
Balance at end of second quarter	$(21.8)	$(20.6)
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

At June 27, 2021, June 28, 2020 and December 27, 2020, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 27, 2021		June 28, 2020		December 27, 2020
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$346.8	(2.0)	$255.5	20.1	$31.8	(10.0)
Sales	189.3	0.7	77.3	4.9	11.6	1.4
Production financing and other	201.7	(1.0)	110.6	4.0	89.9	0.3
Total	$737.8	(2.3)	$443.4	29.0	$133.3	(8.3)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at June 27, 2021, June 28, 2020 and December 27, 2020 as follows:

	June 27, 2021	June 28, 2020	December 27, 2020
Prepaid expenses and other current assets
Unrealized gains	$4.3	$23.7	$2.3
Unrealized losses	(3.1)	(1.0)	(1.6)
Net unrealized gains	$1.2	$22.7	$0.7

Other assets
Unrealized gains	$2.0	$6.3	$1.1
Unrealized losses	(0.3)	—	—
Net unrealized gains	$1.7	$6.3	$1.1

Accrued liabilities
Unrealized gains	$2.7	$—	$3.0
Unrealized losses	(7.8)	—	(12.9)
Net unrealized losses	$(5.1)	$—	$(9.9)

Other liabilities
Unrealized gains	$—	$—	$—
Unrealized losses	(0.1)	—	(0.2)
Net unrealized losses	$(0.1)	$—	$(0.2)

Net gains on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended June 27, 2021 and June 28, 2020 as follows:

	Quarter Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Statements of Operations Classification
Cost of sales	$2.5	$5.6	$2.3	9.6
Net revenues	(0.6)	0.8	(1.3)	1.2
Other	(0.2)	0.5	(1.2)	0.5
Net realized gains	$1.7	$6.9	$(0.2)	11.3
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. Additionally, to manage transactional exposure to fair value movements on certain monetary assets and liabilities denominated in foreign currencies, the Company has implemented a balance sheet hedging program. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of June 27, 2021, June 28, 2020 and December 27, 2020 the total notional amounts of the Company's undesignated derivative instruments were $573.0 million, $436.6 million and $590.6 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At June 27, 2021, June 28, 2020 and December 27, 2020, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	June 27, 2021	June 28, 2020	December 27, 2020
Prepaid expenses and other current assets
Unrealized gains	$4.6	$—	$3.5
Unrealized losses	(0.7)	—	(0.5)
Net unrealized gains	$3.9	$—	$3.0

Accrued liabilities
Unrealized gains	$0.1	$4.5	$—
Unrealized losses	(0.6)	(7.4)	(2.6)
Net unrealized losses	$(0.5)	$(2.9)	$(2.6)

Total unrealized gains (losses), net	$3.4	$(2.9)	$0.4
The Company recorded net gains (losses) of $5.4 million and $(0.7) million on these instruments to other (income) expense, net for the quarter and six months ended June 27, 2021, respectively, and net losses of $(15.7) million and $(13.2) million for the quarter and six months ended June 28, 2020, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
For additional information related to the Company's derivative financial instruments (see Notes 6 and 11).
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
For the quarter and six months ended June 27, 2021, the Company's operating lease and other rental expenses were $22.5 million and $44.3 million, respectively. For the quarter and six months ended June 28, 2020, the Company's operating lease and other rental expenses were $22.4 million and $45.3 million, respectively. Expense related to short-term leases (expected terms less than 12 months) and variable lease payments was not material in the quarter or six months ended June 27, 2021 or June 28, 2020.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information related to the Company’s leases for the quarter and six months ended June 27, 2021 and June 28, 2020 are as follows:

	Quarter Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.0	$14.0	$26.2	25.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4.1	$36.2	$11.5	100.4

Weighted Average Remaining Lease Term
Operating leases	5.8 years	6.4 years	5.8 years	6.4 years
Weighted Average Discount Rate
Operating leases	3.1%	3.1%	3.1%	3.1%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of June 27, 2021:

June 27, 2021
2021 (excluding the six months ended June 27, 2021)	$25.5
2022	47.3
2023	39.1
2024	28.6
2025	23.3
2026 and thereafter	49.2
Total future lease payments	213.0
Less imputed interest	21.8
Present value of future operating lease payments	191.2
Less current portion of operating lease liabilities (1)	44.9
Non-current operating lease liability (2)	146.3
Operating lease right-of-use assets, net (3)	$174.5
(1) Included in Accrued liabilities on the consolidated balance sheets.
(2) Included in Other liabilities on the consolidated balance sheets.
(3) Included in Property, plant, and equipment on the consolidated balance sheets.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(14) Segment Reporting
Hasbro is a global play and entertainment company with a broad portfolio of brands and entertainment content spanning toys, games, licensed products ranging from traditional to digital, and film, television and music entertainment. In the first quarter of 2020 the Company completed its acquisition of the global independent studio, eOne. Throughout 2020, the Company successfully integrated many parts of the eOne business and started to achieve synergies as a combined company. Effective for the three months ended March 28, 2021, the Company realigned its reportable segment structure to achieve the following; (1) to align with changes to its business structure subsequent to the integration of eOne, and (2) to reflect changes to its reporting structure and provide transparency into how operating performance is measured. The Company's three principal reportable segments are (i) Consumer Products, (ii) Wizards of the Coast & Digital Gaming, and (iii) Entertainment.
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
Results shown for the quarter and six months ended June 27, 2021 are not necessarily representative of those which may be expected for the full year 2021, nor were those of the comparable 2020 periods representative of those actually experienced for the full year 2020. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.
Reclassifications of certain prior year segment results and account balances have been made to conform to the current-year presentation. None of the segment changes impact the Company's previously reported consolidated net revenue, operating profits, net earnings or net earnings per share.
Information by segment and a reconciliation to reported amounts for the quarters and six months ended June 27, 2021 and June 28, 2020 are as follows:

	Quarter Ended
	June 27, 2021		June 28, 2020
Net revenues	External	Affiliate (b)	External	Affiliate (b)
Consumer Products	$689.2	$(96.9)	$519.5	$(103.1)
Wizards of the Coast & Digital Gaming	406.3	(29.7)	186.7	(17.9)
Entertainment	226.7	(12.6)	154.1	(0.8)
Corporate and Other (b)	—	139.2	—	121.8
	$1,322.2	$—	$860.3	$—

	Six Months Ended
	June 27, 2021		June 28, 2020
Net revenues	External	Affiliate (b)	External	Affiliate (b)
Consumer Products	$1,343.1	$(167.2)	$1,092.0	$(158.7)
Wizards of the Coast & Digital Gaming	648.5	(55.1)	397.3	(33.0)
Entertainment	445.4	(26.7)	476.6	(1.7)
Corporate and Other (b)	—	249.0	—	193.4
	$2,437.0	$—	$1,965.9	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Quarter Ended		Six Months Ended
Operating profit (loss)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Consumer Products	$17.8	$(45.3)	$50.1	$(55.0)
Wizards of the Coast & Digital Gaming	192.9	74.1	302.9	169.9
Entertainment	(113.7)	(13.5)	(96.7)	(77.8)
Corporate and Other (b)	(20.4)	(13.1)	(32.4)	(58.2)
	$76.6	$2.2	$223.9	$(21.1)

Total assets	June 27, 2021	June 28, 2020	December 27, 2020
Consumer Products (a)	$3,508.7	$5,432.1	$5,552.5
Wizards of the Coast & Digital Gaming	745.8	790.9	585.7
Entertainment	6,124.4	6,167.9	6,003.0
Corporate and Other (b)	(276.7)	(2,168.8)	(1,322.9)
	$10,102.2	$10,222.1	$10,818.3
(a) During the second quarter of 2021, the Company adjusted certain inter-segment balance sheet amounts which impacted the Consumer Products and Corporate and Other total asset values. These adjustments did not impact the Company's total assets.
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
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the quarters and six months ended June 27, 2021 and June 28, 2020:

	Quarter Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
North America	$391.4	$283.0	$754.1	$604.8
Europe	176.5	141.9	365.0	298.6
Asia Pacific	68.4	60.7	133.2	118.9
Latin America	52.9	33.9	90.8	69.7
Net revenues	$689.2	$519.5	$1,343.1	$1,092.0

The following table represents consolidated Entertainment segment net revenues by category for the quarters and six months ended June 27, 2021 and June 28, 2020:

	Quarter Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Film and TV	$164.3	$108.9	$330.7	$372.9
Family Brands	26.1	18.8	44.9	44.7
Music and Other	36.3	26.4	69.8	59.0
Net revenues	$226.7	$154.1	$445.4	$476.6

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The following table presents consolidated net revenues by brand and entertainment portfolio for the quarters ended June 27, 2021 and June 28, 2020:

	Quarter Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Franchise Brands	$649.9	$376.9	$1,141.4	$773.4
Partner Brands	212.0	138.3	400.0	320.6
Hasbro Gaming (1)	147.1	137.0	283.4	277.1
Emerging Brands	117.0	75.9	221.7	170.1
Entertainment	196.2	132.2	390.5	424.7
Total	$1,322.2	$860.3	$2,437.0	$1,965.9
(1) Hasbro's total gaming category, which includes all gaming net revenues, both those reported in Hasbro Gaming and those reported elsewhere, most notably MAGIC: THE GATHERING and MONOPOLY which are reported within Franchise Brands, totaled $519.4 million and $884.7 million for the quarter and six months ended June 27, 2021, respectively. For the quarter and six months ended June 28, 2020, total gaming revenues were $319.0 million and $659.5 million, respectively.
(15) Assets and Liabilities Held for Sale and Subsequent Closing of Music Sale
On April 25, 2021, the Company entered into a definitive agreement to sell eOne Music for an aggregate sales price of $385.0 million, subject to certain closing adjustments related to working capital and net debt. The Company acquired eOne Music through its acquisition of Entertainment One Ltd. in December 2019 ("eOne Acquisition"). Upon signing the agreement to sell eOne Music, the Company reclassified all eOne Music assets and liabilities within Assets Held for Sale and Liabilities Held for Sale, respectively, on the Consolidated Balance Sheet as of June 27, 2021. Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the eOne Acquisition, the Company recorded a pre-tax non-cash goodwill impairment charge of $101.8 million within Loss on Assets Held for Sale on the Consolidated Statements of Operations for the quarter ended June 27, 2021. The Company also recorded pre-tax cash transaction expenses of $9.5 million within Selling, Distribution and Administration expenses on the Consolidated Statements of Operations for the quarter ended June 27, 2021. The impairment charge was recorded within the Entertainment segment and the transaction costs were recorded within the Corporate and Other segment.
The operations of eOne Music did not meet the criteria to be presented as discontinued operations in accordance with Accounting Standards Update No. 2014-08 (ASU 2014-08) Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Therefore, eOne Music operating results are reported within the Company's Entertainment segment for the quarter and six months ended June 27, 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents the carrying amounts of the major classes of eOne Music assets and liabilities as of June 27, 2021.

June 27, 2021
Cash and Cash Equivalents	$18.2
Goodwill and Other Intangible Assets	410.3
Prepaid Expenses	31.0
Other Assets	20.0
Total Assets	479.5

Accrued Liabilities	24.4
Deferred Taxes	36.9
Other Liabilities	15.0
Total Liabilities	$76.3
eOne Music does not represent an individually significant component of the Company’s business and income from operations before income taxes attributable to eOne Music was immaterial to the Company's Consolidated Statements of Operations for the six month periods ended June 27, 2021 and June 28, 2020.
Subsequent Sale in Fiscal Third Quarter of 2021

On June 29, 2021, the Company completed the sale of eOne Music for net proceeds of approximately $397.0 million, subject to certain closing adjustments related to working capital and net debt. The net proceeds will be subject to further adjustments upon completion of closing working capital and net debt calculations. In anticipation of the closing proceeds, the Company repaid $250.0 million of variable rate notes at the end of the second quarter of 2021. Subsequent to the end of the second quarter of 2021, in July 2021, the Company repaid an additional $100.0 million of variable rate notes with proceeds from the sale.
(16) Restructuring Actions
During 2018, the Company announced a comprehensive restructuring plan which consisted of re-designing its go-to market strategy and re-shaping its organization to become a more responsive, innovative and digitally-driven play and entertainment company. As part of this process the Company took certain restructuring actions which continued through 2019. The actions primarily included headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future. In the second quarter of 2020, the Company continued to streamline its commercial organization, and recorded severance of $11.5 million associated with these cost-savings initiatives.
During 2020, in connection with the eOne Acquisition, the Company recorded $32.5 million of severance and other employee charges related to the integration of eOne. For the quarter and six months ended June 28, 2020, the related charge was $6.3 million and $19.5 million, which was recorded within acquisition and related costs on the Consolidated Statements of Operations, and reported within Corporate and Eliminations.
The detail of activity related to the programs for the six months ended June 27, 2021 is as follows:

	2018 Restructuring & 2020 Commercial Program	eOne Integration Program	Other	Total
Remaining amounts to be paid as of December 27, 2020	$17.3	16.9	0.8	$35.0
Payments made in the first six months of 2021	(4.8)	(7.6)	—	(12.4)
Remaining amounts as of June 27, 2021	$12.5	9.3	0.8	$22.6

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning: the impact of, and actions and initiatives taken and planned to be taken to try and manage the negative impact of, the global coronavirus outbreak on our business; the ability to achieve our financial and business goals and objectives; the Company's product and entertainment plans, including the timing of planned product and entertainment releases; changes in the methods of content distribution, including increased reliance on streaming outlets; the adequacy and delivery of product supply; the operation of our third party manufacturing facilities; marketing and promotional efforts; anticipated expenses; working capital and liquidity; and anticipated impact of acquisitions and dispositions. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 27, 2020 (“2020 Form 10-K”), for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.
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
2021 Developments
Segment Realignment
In the first quarter of 2020, we completed our acquisition of eOne, our global independent studio. Throughout 2020, we successfully integrated parts of our business and began recognizing synergies as a combined company. Effective for the first quarter of 2021, we realigned our reportable segment structure to correspond with the evolution of our company, including the integration of eOne, to reflect changes in our reporting structure and allocation of decision-making responsibility and for assessing the Company’s performance. Our new reportable segments are: Consumer Products, Wizards of the Coast & Digital Gaming, Entertainment and Corporate and Other.
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
•Wizards of the Coast and Digital Gaming Our Wizards of the Coast and Digital Gaming business engages in the promotion of our brands through the development of trading card, role-playing and digital game experiences based on Hasbro and Wizards of the Coast properties.
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
eOne Music Business
On June 29, 2021, the Company completed the sale of its Entertainment One Music business (“eOne Music”) for an aggregate sales price of $385.0 million, subject to certain closing adjustments related to working capital and net debt. Based on the value allocated to the music assets as part of the eOne Acquisition, the Company recorded a pre-tax non-cash goodwill impairment charge of $101.8 million within Loss on Assets Held for Sale, as well as transaction expenses of $9.5 million ($7.3 million after-tax) within Selling, Distribution and Administration costs, within the Consolidated Statements of Operations for the quarter ended June 27, 2021. The impairment charge was recorded with the Entertainment segment and the transaction costs were recorded with in the Corporate and Other segment. The financial results of eOne Music are included in the consolidated financial statements included in this Form 10-Q, as the sale of eOne Music was completed in the Company's fiscal third quarter. In anticipation of the closing proceeds, the Company repaid $250 million of variable rate notes at the end of the second quarter of 2021. Subsequent to the end of the second quarter of 2021, in July 2021, the Company repaid an additional $100 million of variable rate notes with proceeds from the sale.
Coronavirus Pandemic
Throughout 2020 and continuing through the first half of 2021, the world has been significantly impacted by the novel coronavirus (COVID-19) pandemic. During this period, we experienced accelerated ecommerce growth and increased interest in offerings from our Wizards of the Coast, Gaming and Entertainment businesses, as consumers have been seeking recreational and entertainment options during the pandemic. In 2020, and continuing into 2021, the pandemic did, however, have a substantial adverse impact on our business, as well as our employees, consumers, customers, partners, licensees, suppliers and manufacturers, due in part to the preventative measures taken to reduce the spread of the virus worldwide.
We experienced and in some cases, continue to experience:
•disruptions in supply of products, due to closures or reductions in operations at third-party manufacturing facilities across several geographies including, but not limited to, China, India, the United States and Ireland, as well as difficulties in shipping and distributing products as a result of port capacity shortages, higher rates for ocean freight and higher costs due to air freight increases. These and other disruptions may continue through the remainder of 2021;
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
Second quarter 2021 highlights:
•Second quarter net revenues were $1,322.2 million compared to $860.3 million in the second quarter of 2020 and included a favorable foreign currency translation of $35.1 million. Absent the favorable impact of foreign currency exchange, second quarter net revenues increased 50%.
•Net revenues in the Consumer Products segment increased 33% to $689.2 million; Wizards of the Coast and Digital Gaming segment net revenues increased 118% to $406.3 million; and Entertainment segment net revenues increased 47% to $226.7 million.
•Net revenues from Franchise Brands increased 72%; Partner Brands net revenues increased 53%; Emerging Brands net revenues increased 54%; Entertainment portfolio net revenues increased 48%; and net revenues from Hasbro Gaming increased 7% in the second quarter of 2021.
•Operating profit was $76.6 million, or 6% of net revenue, in the second quarter of 2021 compared to operating profit of $2.2 million, or 0.3% of net revenue, in the second quarter of 2020.
•Second quarter 2021 operating profit was negatively impacted by a pre-tax non-cash impairment charge of $101.8 million and pre-tax cash transaction expenses of $9.5 million ($7.3 million after-tax) associated with the sale of eOne Music; $21.8 million ($18.2 million after-tax) of eOne acquired intangible asset amortization; and $1.9 million ($1.6 million after-tax) of expense associated with retention awards granted in connection with the eOne acquisition.

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
•The net loss attributable to Hasbro, Inc. of $22.9 million, or $0.17 per diluted share, in the second quarter of 2021 compared to a net loss of $33.9 million, or $0.25 per diluted share, in the second quarter of 2020.
•In addition to the negative impacts to operating profit described above, net earnings in the second quarter of 2021 were impacted by incremental income tax expense of $39.4 million related to a change in the UK tax code.
First six months 2021 highlights:
•Net revenues increased 24% to $2,437.0 million in first six months of 2021 compared to $1,965.9 million in the first six months of 2020. The increase in net revenues included $53.4 million of favorable foreign currency translation. Absent the impact of foreign currency exchange, net revenues increased 21%.
•Net revenues in the Consumer Products segment increased 23% to $1,343.1 million; Wizards of the Coast and Digital Gaming segment net revenues increased 63% to $648.5 million; and Entertainment segment net revenues decreased 7% to $445.4 million.
•Net revenues from Franchise Brands increased 48%; Emerging brands net revenues increased 30%; Partner Brands net revenues increased 25%; Hasbro Gaming net revenues increased 2%; and Entertainment segment net revenues decreased 8% during the first six months of 2021.
•Operating profit was $223.9 million, or 9% of net revenues, in the first six months of 2021 compared to operating losses of $21.1 million, or 1% of net revenues, in the first six months of 2020.
•Operating profit in the first half of 2021 was negatively impacted by a pre-tax non-cash impairment charge of $101.8 million and pre-tax cash transaction expenses of $9.5 million ($7.3 million after-tax) associated with the sale of eOne Music; $46.7 million ($38.7 million after-tax) of eOne acquired intangible asset amortization; and $3.8 million ($3.3 million after-tax) of expense associated with retention awards granted in connection with the eOne acquisition.
•Operating profit in the first half of 2020 was negatively impacted by acquisition and related expenses of $160.1 million ($136.0 million after-tax); $47.6 million ($37.8 million after-tax) of eOne acquired intangible asset amortization; and $11.6 million ($10.1 million after-tax) of restructuring charges associated with cost savings initiatives.
•Net earnings attributable to Hasbro, Inc. was $93.3 million, or $0.68 per diluted share, in the first six months of 2021 compared to a net loss attributable to Hasbro, Inc. of $103.6 million, or $0.75 per diluted share, in the first six months of 2020.
•In addition to the negative impacts to operating profit described above, net earnings in the first six months of 2021 were impacted by incremental income tax expense of $39.4 million related to a change in the UK tax code.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarters and six-month periods ended June 27, 2021 and June 28, 2020.

	Quarter Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net revenues	$1,322.2	$860.3	$2,437.0	$1,965.9
Operating profit (loss)	76.6	2.2	223.9	(21.1)
Earnings (loss) before income taxes	41.1	(43.7)	170.6	(115.7)
Net earnings (loss)	(21.9)	(32.9)	95.6	(100.8)
Net earnings attributable to noncontrolling interests	1.0	1.0	2.3	2.8
Net earnings (loss) attributable to Hasbro, Inc.	(22.9)	(33.9)	93.3	(103.6)
Diluted earnings (loss) per share	(0.17)	(0.25)	0.68	(0.75)
RESULTS OF OPERATIONS – CONSOLIDATED
Second Quarter 2021
The quarters ended June 27, 2021 and June 28, 2020 were each 13-week periods.
Consolidated net revenues for the second quarter of 2021 increased $461.9 million, or 54%, compared to the second quarter of 2020, including a favorable $35.1 million impact from foreign currency translation as a result of strengthening currencies, primarily in the Company's European and to a lesser extent, Asia Pacific and Latin American regions, during the second quarter of 2021 compared to 2020.
Operating profit for the second quarter of 2021 was $76.6 million, or 6% of net revenues, compared to operating profit of $2.2 million, or 0.3% of net revenues, for the second quarter of 2020. The operating profit increase was driven primarily by higher revenues and a favorable product mix, partially offset by higher product development costs, higher royalty expenses and higher advertising costs. In addition to these expense increases were higher freight costs due to shipping cost increases and the use of air freight to manage supply chain disruptions. Operating profit during the second quarter of 2021 reflects a pre-tax non-cash impairment charge of $101.8 million included within Loss on Assets Held for Sale and transaction costs of $9.5 million ($7.3 million after-tax) included within Selling, Distribution and Administration, associated with the sale of eOne Music, $21.8 million ($18.2 million after-tax) of eOne acquired intangible asset amortization and $1.9 million ($1.6 million after-tax) of expense associated with retention awards granted in connection with the eOne acquisition. Operating profit during the second quarter of 2020 was negatively impacted by acquisition and related costs of $10.3 million ($8.5 million after-tax); $22.6 million ($17.9 million after-tax) of expenses related to eOne acquired intangible asset amortization; and restructuring charges associated with cost savings initiatives of $11.6 million ($10.1 million after-tax).
Net losses attributable to Hasbro, Inc. were $22.9 million for the second quarter of 2021 compared to net losses of $33.9 million for the second quarter of 2020. In addition to the negative impacts to operating profit described above, net losses attributable to Hasbro, Inc. included the impact of incremental income tax expense of $39.4 million, related to a change in the UK tax code. The diluted loss per share attributable to Hasbro, Inc. for the second quarter of 2021 was $0.17, compared to a diluted loss per share of $0.25 in the second quarter of 2020. The loss in the second quarter of 2021 reflects the negative impact of a non-cash impairment loss related to assets held for sale and transaction expenses, totaling $0.79 per diluted share associated with the disposition of eOne Music and incremental income tax expense related to a change in the UK tax code of $0.29 per diluted share. In addition, the diluted earnings per share in the second quarter of 2021 reflects the negative impact of $0.13 per diluted share and $0.01 per diluted share from eOne acquired intangible asset amortization and costs associated with retention awards, respectively. The diluted loss per share in 2020 reflects the negative impact of eOne acquired intangible asset amortization, acquisition and related costs and restructuring charges associated with cost savings initiatives of $0.13 per diluted share, $0.06 per diluted share and $0.07 per diluted share, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents net revenues by brand and entertainment portfolio for the quarters ended June 27, 2021 and June 28, 2020.

	Quarter Ended
	June 27, 2021	June 28, 2020	% Change
Franchise Brands	$649.9	$376.9	72%
Partner Brands	212.0	138.3	53
Hasbro Gaming	147.1	137.0	7
Emerging Brands	117.0	75.9	54
Entertainment	196.2	132.2	48
Total	$1,322.2	$860.3	54%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 72% in the second quarter of 2021 compared to the second quarter of 2020. Higher net revenues from MAGIC: THE GATHERING products as a result of the record set releases, Strixhaven and Modern Horizons 2, and higher net revenues from NERF products, most notably in the US, drove the majority of the increase, and to a lesser extent, higher net revenues from PLAY-DOH and TRANSFORMERS products contributed to the increase.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 53% in the second quarter of 2021 compared to the second quarter of 2020. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues by partner brand, fluctuate depending on entertainment popularity, release dates and related product line offerings and success. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms. During the second quarter of 2021, the drivers of the net revenue increase included Hasbro products for MARVEL and STAR WARS and to a lesser extent, DISNEY PRINCESS and BEYBLADE products. The Company's STAR WARS and DISNEY PRINCESS products were supported by recent entertainment releases including the Disney+ streaming series, STAR WARS: THE MANDALORIAN, season two, released during the fourth quarter of 2020 and RAYA and THE LAST DRAGON which premiered in theaters and on Disney+ with Premier Access in March 2021. The Company's MARVEL products benefited from fan support across multiple properties, primarily in the U.S., as well as from shipments ahead of the release of SHANG-CHI and the LEGEND of the TEN RINGS, a feature-length film expected in theaters in September 2021. These increases were partially offset by net revenue declines from DISNEY FROZEN products as a result of the entertainment support in the prior year from the November 2019 theatrical release of DISNEY’S FROZEN 2.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 7% in the second quarter of 2021 compared to the second quarter of 2020, which benefited from growth during the onset of the COVID-19 pandemic as people looked for entertainment alternatives at home. Higher net revenues from DUNGEONS & DRAGONS products and to a lesser extent, higher net revenues from DUEL MASTERS products, were partially offset by net revenue decreases from classic games, including JENGA and CONNECT 4 during the second quarter of 2021.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably revenues from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, totaled $519.4 million for the second quarter of 2021, an increase of 63%, as compared to $319.0 million in the second quarter of 2020.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 54% during the second quarter of 2021 compared to the second quarter of 2020. Net revenue increases were driven by PJ MASKS, GI JOE and FURREAL FRIENDS products, and to a lesser extent, PEPPA PIG products. During the second half of 2021, the Company expects to launch its first PEPPA PIG and PJ MASKS products.
ENTERTAINMENT: During the second quarter of 2021, net revenues from the Entertainment portfolio increased 48% compared to the second quarter of 2020. In the second quarter of 2021, results from the Company's Entertainment portfolio improved compared to the same period in 2020, as the entertainment industry continued its gradual recovery from the impact of COVID-19 pandemic. Net revenue increases during the second quarter of 2021 were driven by scripted deliveries that include CRUEL SUMMER and THE ROOKIE as well as from certain other scripted and unscripted programs. These increases were partially offset by lower transactional revenues due to the lack of theatrical releases in the first half of 2021 as a result of the production shutdowns experienced during 2020.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
First Six Months 2021
The six-month periods ended June 27, 2021 and June 28, 2020 were each 26-week periods.
For the first six months of 2021, consolidated net revenues increased 24% to $2,437.0 million including a favorable variance of $53.4 million as a result of foreign currency translation due to strengthening currencies primarily across the Company's European and to a lesser extent, Asia Pacific markets, when compared to the first six months of 2020.
Operating profit for the first six months of 2021 was $223.9 million, or 9% of net revenues, compared to an operating loss of $21.1 million, or 1% of net revenues, for the first six months of 2020. The increase in operating profit was driven by higher revenues, partially offset by higher costs to drive the business including, higher product development costs, higher marketing and advertising costs and higher freight costs due to shipping cost increases. Operating profit during the first six months of 2021 reflects a pre-tax non-cash impairment charge of $101.8 million included within Loss on Assets Held for Sale and transaction costs of $9.5 million ($7.3 million after-tax) included within Selling, Distribution and Administration, associated with the sale of eOne Music, as well as $46.7 million ($38.7 million after-tax) of expenses related to eOne acquired intangible asset amortization and $3.8 million ($3.3 million after-tax) of expense for retention awards granted in connection with the eOne acquisition. The operating loss during the first six months of 2020 was negatively impacted by acquisition and related costs of $160.1 million ($136.0 million after-tax); $47.6 million ($37.8 million after-tax) of expenses related to eOne acquired intangible asset amortization; and restructuring charges associated with cost savings initiatives of $11.6 million ($10.1 million after-tax).
Net earnings attributable to Hasbro, Inc. were $93.3 million for the first six months of 2021 compared to a net loss of $103.6 million for the first six months of 2020. In addition to the negative impacts to operating profit described above, net earnings in the first six months of 2021 were impacted by incremental income tax expense of $39.4 million related to a change in the UK tax code. Diluted earnings per share attributable to Hasbro, Inc. were $0.68 in the first six months of 2021, compared to a diluted net loss per share of $0.75 in the first six months of 2020. Net earnings attributable to Hasbro, Inc. for the first six months of 2021 reflect the negative impact of a non-cash impairment loss related to assets held for sale and transaction expenses, totaling $0.79 per diluted share, associated with the disposition of eOne Music, incremental income tax expense related to a change in the UK tax code of $0.29 per diluted share, as well as the impact of eOne acquired intangible asset amortization of $0.28 per diluted share and costs associated with retention awards of $0.02 per diluted share. Net earnings for the first six months of 2020 reflect the negative impact of acquisition related costs and eOne acquired intangible asset amortization of $1.02 per diluted share and $0.42 per diluted share, respectively, as well as restructuring charges associated with cost savings initiatives of $0.07 per diluted share.
The following table presents net revenues by product category for the first six months of 2021 and 2020.

	Six Months Ended
	June 27, 2021	June 28, 2020	% Change
Franchise Brands	$1,141.4	$773.4	48%
Partner Brands	400.0	320.6	25
Hasbro Gaming	283.4	277.1	2
Emerging Brands	221.7	170.1	30
Entertainment	390.5	424.7	-8
Total	$2,437.0	$1,965.9	24%

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 48% in the first six months of 2021 compared to 2020. Higher net revenues from MAGIC: THE GATHERING products, as a result of successful card set releases, drove the majority of the increase during the first six months of 2021. To a lesser extent, higher net revenues from NERF products, most notably in the US, as well as higher net revenues from PLAY-DOH and TRANSFORMERS products contributed to the increase.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 25% during the first six months of 2021 compared to 2020. During the first six months of 2021, net revenue increases from Hasbro products for STAR WARS and MARVEL drove growth in the Partner Brands portfolio and to a lesser extent, DISNEY PRINCESS products contributed to segment net revenue growth. The Company's STAR WARS and DISNEY PRINCESS products benefited from recent entertainment releases including the Disney+ streaming series, STAR WARS: THE MANDALORIAN, season two, released during the fourth quarter of 2020 and RAYA and THE LAST DRAGON which premiered in theaters and on Disney+ with Premier Access in March 2021. The Company's MARVEL products benefited from fan support, primarily in the U.S., as well

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
as from shipments ahead of the release of SHANG-CHI and the LEGEND of the TEN RINGS a feature-length film expected in theaters in September 2021. These increases were partially offset by net revenue declines from TROLLS and DISNEY FROZEN products as a result of the entertainment support in the prior year from the TROLLS WORLD TOUR film, released in April 2020 and the November 2019 theatrical release of DISNEY’S FROZEN 2.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 2% in the first six months of 2021 compared to the first six months of 2020 driven by increased net revenues from DUNGEONS & DRAGONS products, partially offset by net revenue decreases from JENGA, CONNECT 4 and certain other Hasbro Gaming products. In the first half of 2020, the Hasbro Gaming portfolio benefited overall from growth during the onset of the COVID-19 pandemic as people looked for entertainment alternatives at home.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, were $884.7 million, an increase of 34%, in the first six months of 2021 versus $659.5 million in the first six months of 2020.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio grew 30% for the first six months of 2021 compared to the first six months of 2020. Net revenue increases were driven by GI JOE products, ahead of the July 2021 theatrical release of SNAKE EYES: G.I. JOE ORIGINS, and higher net revenues from FURREAL FRIENDS products and to a lesser extent, PJ MASKS and PEPPA PIG products. During the second half of 2021, the Company expects to launch its first PEPPA PIG and PJ MASKS products.
ENTERTAINMENT: During the first six months of 2021 net revenues from the Entertainment portfolio decreased 8% compared to the first six months of 2020. In 2020, the shutdown of live action TV and film productions and theatrical releases beginning late in the first quarter of 2020 as a result of the COVID-19 pandemic, had a significant impact on entertainment deliveries during the first half of 2021. The driver of the net revenue decrease during the first half of 2021 relates primarily to the gap in available entertainment deliveries, due to the conditions described above, resulting in lower theatrical, transactional and licensing revenues during the first six months of 2021. These decreases were partially offset by television production deliveries in the second quarter of 2021, most notably from CRUEL SUMMER and THE ROOKIE scripted television productions.
SEGMENT RESULTS
Effective for the first quarter of fiscal 2021, we realigned our reportable segments to reflect how the Company manages its businesses, evaluates performance and allocates resources. Consistent with these changes, the Company's three principal reportable segments are: Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment.
Reclassifications of certain prior year segment results have been made to conform to the current-year presentation. None of the segment changes impact the Company's previously reported consolidated net revenue, operating profits, net earnings or net earnings per share.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Second Quarter 2021
The following table presents net external revenues and operating profit data for the Company's principal segments for the quarters ended June 27, 2021 and June 28, 2020:

	Quarter Ended
	June 27, 2021	June 28, 2020	% Change
Net Revenues
Consumer Products segment	$689.2	$519.5	33%
Wizards of the Coast and Digital Gaming segment	406.3	186.7	>100%
Entertainment segment	226.7	154.1	47%

Operating Profit (Loss)
Consumer Products segment	$17.8	$(45.3)	>100%
Wizards of the Coast and Digital Gaming segment	192.9	74.1	>100%
Entertainment segment	(113.7)	(13.5)	>100%
Consumer Products Segment
The Consumer Products segment net revenues increased 33% to $689.2 million for the second quarter of 2021 compared to $519.5 million for the second quarter of 2020 and included the impact of a favorable $19.1 million currency translation. The drivers of the net revenue increase include higher sales of MARVEL, NERF and STAR WARS products as well as higher sales of TRANSFORMERS and PLAY-DOH products. Revenue grew across all geographic regions, most notably in the U.S. and Europe. In addition, licensing revenues from arrangements related to the Company's PEPPA PIG brand grew during the second quarter of 2021. Partially offsetting these net revenue increases were lower sales of Hasbro Gaming products in the US during the second quarter of 2021, compared to the second quarter of 2020, which benefited from sales growth during the early stages of the COVID-19 pandemic in the US.
Consumer Products segment operating profit for the second quarter of 2021 was $17.8 million or 3% of segment net revenues, compared to segment operating losses of $45.3 million or 9% of segment net revenues, for the second quarter of 2020. The operating profit increase in the second quarter of 2021 was driven by higher segment net revenues as described above, partially offset by higher royalty expenses as a result of higher sales of the Company's Partner Brand products, higher inventory costs due primarily to higher ocean freight rates and increases in air freight costs as well as higher advertising costs.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents the Consumer Products segment net revenues by major geographic region for the quarters ended June 27, 2021 and June 28, 2020.

	Quarter Ended
	June 27, 2021	June 28, 2020
North America	$391.4	$283.0
Europe	176.5	141.9
Asia Pacific	68.4	60.7
Latin America	52.9	33.9
Net Revenues	$689.2	$519.5

Wizards of the Coast & Digital Gaming Segment
Wizards of the Coast & Digital Gaming segment net revenues increased 118% in the second quarter of 2021 to $406.3 million from $186.7 million in the second quarter of 2020 and included the impact of a favorable $7.2 million foreign currency translation.
The net revenue increase in the Wizards of the Coast & Digital Gaming segment during the second quarter of 2021 was attributable to net revenue increases from Wizards of the Coast table-top and digital gaming products, most notably, MAGIC THE GATHERING, driven by the Strixhaven and Modern Horizons 2 set releases, as well as net revenue contributions associated with the launch of DUNGEONS & DRAGONS: DARK ALLIANCE, and higher sales from Magic: The Gathering Arena mobile.
Wizards of the Coast & Digital Gaming segment operating profit was $192.9 million, or 47% of segment net revenues for the second quarter of 2021, compared to operating profit of $74.1 million, or 40% of segment net revenues, for the second quarter of 2020. The operating profit increase during the second quarter of 2021 was the result of increased sales and product launches described above, partially offset by higher development costs, advertising costs and administrative costs, primarily related to costs to support the Company's digital gaming initiatives.
Entertainment Segment
Entertainment segment net revenues increased 47% to $226.7 million for the second quarter of 2021, compared to $154.1 million for the second quarter of 2020 and included the impact of a favorable $8.8 million foreign currency translation. The net revenue increase during the second quarter was driven by higher deliveries of scripted and unscripted programming following the return of live-action entertainment content production in late 2020 through 2021 and higher net revenues from streaming content deals related to programs featuring the Company's brands. These increases were partially offset by lower transactional and film licensing revenues in 2021, as a result of the limited production of live-action feature length films in 2020.
The Entertainment segment operating losses were $113.7 million, or 50% of segment net revenues for the second quarter of 2021 compared to operating losses of $13.5 million, or 9% of segment net revenues for the second quarter of 2020.
The operating loss in the second quarter of 2021 included a non-cash impairment charge of $101.8 million associated with the sale of eOne Music. Absent the impact of the 2021 impairment charge, second quarter 2021 operating losses decreased $1.6 million as a result of the net revenue increase described above, partially offset by higher program cost amortization, administrative costs and higher royalty expenses. The operating loss for the second quarter of 2021 and 2020 included $21.8 million and $22.6 million, respectively, of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents Entertainment segment net revenues by category for the quarters ended June 27, 2021 and June 28, 2020.

	Quarter Ended
	June 27, 2021	June 28, 2020
Film and TV	$164.3	$108.9
Family Brands	26.1	18.8
Music and Other	36.3	26.4
Net revenues	$226.7	$154.1
Corporate and Other Segment
The Corporate and Other segment operating losses were $20.4 million for the second quarter of 2021 compared to operating losses of $13.1 million for the second quarter of 2020. Operating losses in 2021 were driven by higher administrative expenses including $9.5 million of transaction costs associated with the sale of eOne Music and higher compensation expense including retention costs related to the eOne acquisition. Operating losses in 2020 were driven by $11.6 million of charges associated with cost-savings initiatives as well as charges related to the eOne Acquisition; including acquisition and integration costs of $4.0 million and restructuring and related costs of $6.3 million, comprised of severance and retention costs.
First Six Months 2021
The following table presents net revenues and operating profit (loss) for the Company's principal segments for each of the six-month periods ended June 27, 2021 and June 28, 2020.

	Six Months Ended
	June 27, 2021	June 28, 2020	% Change
Net Revenues
Consumer Products segment	$1,343.1	$1,092.0	23%
Wizards of the Coast and Digital Gaming segment	648.5	397.3	63%
Entertainment segment	445.4	476.6	-7%

Operating Profit (Loss)
Consumer Products segment	$50.1	$(55.0)	>100%
Wizards of the Coast and Digital Gaming segment	302.9	169.9	78%
Entertainment segment	(96.7)	(77.8)	-24%
Consumer Products Segment
The Consumer Products segment net revenues increased 23% to $1,343.1 million for the first six months of 2021 compared to $1,092.0 million for the first six months of 2020 and included the impact of a favorable $28.1 million currency translation. The drivers of the net revenue increase include higher sales of NERF, PLAY-DOH and TRANSFORMERS products as well as higher sales of STAR WARS, MARVEL and DISNEY PRINCESS products. Revenue grew across all geographic regions, most notably in the U.S. and Europe, and to a lesser extent, in the Company's Latin American and Asia Pacific markets. In addition, licensing revenues from arrangements related to the Company's NERF and PEPPA PIG brands, grew during the first half of 2021. Partially offsetting these net revenue increases were lower sales of Hasbro Gaming products, primarily within the US, during the first half of 2021, compared to the first half of 2020, which benefited from sales growth during the early stages of the COVID-19 pandemic.
Consumer Products segment operating profit for the first six months of 2021 was $50.1 million or 4% of segment net revenues, compared to segment operating losses of $55.0 million or 5% of segment net revenues, for the first half of 2020. The operating profit increase in the first half of 2021 was driven by higher segment net revenues as described above, partially offset by higher royalty expenses from higher sales of the Company's Partner Brand products, higher advertising costs as a result of the overall sales increases within the segment as well as higher rates for ocean freight and increases in air freight costs during the first six months of 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents the Consumer Products segment net revenues by major geographic region for the six month periods ended June 27, 2021 and June 28, 2020.

	Six Months Ended
	June 27, 2021	June 28, 2020
North America	$754.1	$604.8
Europe	365.0	298.6
Asia Pacific	133.2	118.9
Latin America	90.8	69.7
Net Revenues	$1,343.1	$1,092.0
Wizards of the Coast and Digital Gaming Segment
Wizards of the Coast and Digital Gaming segment net revenues increased 63% in the first six months of 2021 to $648.5 million from $397.3 million in the first six months of 2020 and included the impact of a favorable $11.6 million foreign currency translation.
The net revenue increase in the Wizards of the Coast & Digital Gaming segment during the first six months of 2021 was attributable to net revenue increases from Wizards of the Coast table-top and digital gaming products, most notably, MAGIC THE GATHERING, driven by the number of strong performing card set releases, and from DUNGEONS & DRAGONS table-top games. In addition to these increases were net revenue contributions associated with the launch of DUNGEONS & DRAGONS: DARK ALLIANCE, and higher sales from Magic: The Gathering Arena. In addition to the net revenue increases from the Company's Wizards of the Coast business, the segment benefited from growth in certain of the Company's licensed digital games.
Wizards of the Coast & Digital Gaming segment operating profit was $302.9 million, or 47% of segment net revenues for the first six months of 2021, compared to operating profit of $169.9 million, or 43% of segment net revenues for the first six months of 2020. The operating profit increase during the first half of 2021 was the result of increased sales described above, partially offset by higher product development costs, administrative costs and advertising costs, primarily related to support of the Company's digital gaming initiatives.
Entertainment Segment
Entertainment segment net revenues for the six months ended June 27, 2021 decreased 7% to $445.4 million from $476.6 million for the six months ended June 28, 2020 and included the impact of a favorable $13.8 million foreign currency translation. The segment net revenue declines were primarily driven by lower revenues from theatrical film releases and lower unscripted television production revenues in 2021 as compared to 2020, partially offset by new scripted programming delivered in 2021. During the first six months of 2020, the Entertainment segment benefited from film releases and television programming produced and released prior to the onset of the COVID-19 pandemic whereas the limited production of live-action entertainment content during 2020, due to the shutdown and gradual reopening of production studios, resulted in fewer deliveries and fewer theatrical film releases during the first six months of 2021.
The Entertainment segment operating losses were $96.7 million, or 22% of net revenues, for the six months ended June 27, 2021, compared to $77.8 million, or 16% of segment net revenues, for the six months ended June 28, 2020. The operating loss in the first six months of 2021 includes a non-cash impairment charge of $101.8 million associated with the sale of eOne Music. The operating loss in the first six months of 2020 included $98.5 million of acquisition and integration costs consisting of $47.4 million of expense associated with the acceleration of eOne stock-based compensation, $24.5 million of advisor fees settled at the closing of the acquisition and $20.9 million in impairment charges for certain production assets. Also contributing to the loss is $47.6 million of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition.
Absent these charges in both periods, operating profit for the segment declined due to lower segment net revenues and higher program cost amortization due to certain television programming deliveries that carry higher programming costs. These decreases were partially offset by lower advertising expenses as a result of fewer theatrical releases during the first six months of 2021 compared to 2020.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents Entertainment segment net revenues by category for the six-month periods ended June 27, 2021 and June 28, 2020.

	Six Months Ended
	June 27, 2021	June 28, 2020
Film and TV	$330.7	$372.9
Family Brands	44.9	44.7
Music and Other	69.8	59.0
Net revenues	$445.4	$476.6
Corporate and Other Segment
Operating losses in the Corporate and Other Segment for the first six months of 2021 were $32.4 million, compared to operating losses of $58.2 million for the first six months of 2020. Operating losses in 2021 were driven by higher administrative expenses including $9.5 million of transaction costs associated with the sale of eOne Music and higher compensation expense, including retention costs of $3.8 million in relation to the eOne acquisition. Operating losses in the first six months of 2020 were driven primarily by charges related to the eOne Acquisition; including acquisition and integration costs of $22.0 million and restructuring and related costs of $39.5 million. In addition to the charges associated with the eOne Acquisition, the Company incurred $11.6 million of severance charges associated with cost-savings initiatives.

OPERATING COSTS AND EXPENSES
Second Quarter 2021
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended June 27, 2021 and June 28, 2020.

	Quarter Ended
	June 27, 2021	June 28, 2020
Cost of sales	26.1%	29.4%
Program cost amortization	8.4	5.9
Royalties	8.4	11.3
Product development	6.6	6.8
Advertising	8.0	8.4
Amortization of intangibles	2.2	4.0
Selling, distribution and administration	26.8	32.7
Loss on assets held for sale	7.7	—
Acquisition and related costs	—	1.2
Cost of sales for the second quarter of 2021 was $345.0 million, or 26.1% of net revenues, compared to $253.2 million, or 29.4% of net revenues, for the second quarter of 2020. The cost of sales increase in dollars was primarily due to higher sales volumes and higher inventory costs driven by increased freight costs and, to a lesser extent, from the impact of $9.3 million of foreign currency exchange. As a percentage of net revenues, the cost of sales decrease was driven by product mix, primarily from Wizards of the Coast table-top games and lower allowances, combined with more profitable closeout sales in the second quarter of 2021.
Program cost amortization increased to $110.7 million, or 8.4% of net revenues, for the second quarter of 2021 from $50.6 million, or 5.9% of net revenues, for the second quarter of 2020. Program costs are capitalized as incurred and amortized using the individual-film-forecast method which matches costs to the related recognized revenue. The increase during the second quarter of 2021 was driven by higher programming revenues from scripted television deliveries compared to the second quarter of 2020. Lower program cost amortization as a percentage of net sales in the second quarter of 2020, reflects purchase accounting adjustments made to programming assets acquired through the eOne acquisition.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Royalty expense for the second quarter of 2021 increased to $111.5 million, or 8.4% of net revenues, compared to $97.4 million, or 11.3% of net revenues, for the second quarter of 2020. Fluctuations in royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The increase in royalty expense in dollars was driven primarily by higher sales of Partner Brand products in the second quarter of 2021 as compared to the second quarter of 2020. The decrease in royalty expense as a percent of net revenues during the second quarter of 2021 was the result of a higher percentage of product sales that don't carry significant royalty expenses.
Product development expense for the second quarter of 2021 was $87.2 million, or 6.6% of net revenues, compared to $58.4 million, or 6.8% of net revenues, for the second quarter of 2020. The increase was primarily related to increased investments in the Wizards of the Coast game development, most notably development costs related to the Company's digital gaming initiatives.
Advertising expense for the second quarter of 2021 was $105.4 million, or 8.0% of net revenues, compared to $72.3 million, or 8.4% of net revenues, for the second quarter of 2020. The advertising expense increase was driven by net revenue increases, most notably in the Consumer Products segment, during the second quarter of 2021 compared to the second quarter of 2020, as advertising spend is generally impacted by revenue mix and the number and type of entertainment releases. In addition, the advertising expense increase was impacted by costs associated with the launch of the Company’s digital gaming initiatives, primarily DUNGEONS & DRAGONS: DARK ALLIANCE in 2021.
Amortization of intangible assets decreased to $29.7 million, or 2.2% of net revenues, for the second quarter of 2021, compared to $34.7 million, or 4.0% of net revenues, for the second quarter of 2020. The decrease is related to the discontinuation of amortization related to the eOne Music intangible assets, upon being classified as held for sale assets, as well as certain licensed property rights which became fully amortized in the fourth quarter of 2020.
For the second quarter of 2021, the Company's selling, distribution and administration expenses increased to $354.3 million, or 26.8% of net revenues, from $281.2 million, or 32.7% of net revenues, for the second quarter of 2020. The increase in selling, distribution and administration expenses reflects higher bonus and stock compensation expense, higher marketing and sales costs consistent with the increase in net revenues, higher freight and warehousing costs and higher depreciation expense associated with capitalized games in the Wizards of the Coast business. These increases were partially offset by lower expense for credit losses during the second quarter of 2021.
The loss on assets held for sale of $101.8 million, or 7.7% of net revenues, represents a non-cash impairment charge associated with the disposition of eOne Music.
During the second quarter of 2020, the Company incurred $10.3 million of acquisition and related costs in connection with the eOne Acquisition. These expenses comprised of $4.0 million of acquisition and integration costs, and $6.3 million of severance and retention costs.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
First Six Months of 2021
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the six month periods ended June 27, 2021 and June 28, 2020.

	Six Months Ended
	June 27, 2021	June 28, 2020
Cost of sales	26.1%	26.2%
Program cost amortization	8.5	9.3
Royalties	9.0	10.7
Product development	6.1	5.7
Advertising	7.9	8.9
Amortization of intangibles	2.6	3.6
Selling, distribution and administration	26.4	28.5
Loss on assets held for sale	4.2	—
Acquisition and related costs	—	8.1
Cost of sales for the six months ended June 27, 2021 increased to $634.9 million, or 26.1% of net revenues, from $515.9 million, or 26.2% of net revenues for the six months ended June 28, 2020. The cost of sales increase in dollars was primarily due to higher sales volumes and higher inventory costs as a result of increased freight costs and, to a lesser extent, from the impact of $13.4 million of foreign currency exchange. These increases were partially offset by more profitable closeout sales during the first half of 2021.
Program cost amortization increased in the first six months of 2021 to $208.2 million, or 8.5% of net revenues, from $182.8 million, or 9.3% of net revenues, in the first six months of 2020. Programming costs are capitalized as incurred and amortized using the individual-film-forecast method which matches costs to the related recognized revenue. The increase during the first six months of 2021 was the result of higher television programming revenues, primarily from deliveries that carry higher programming costs, as well as certain purchase accounting adjustments in 2020.
Royalty expense for the six months ended June 27, 2021 was $220.4 million, or 9.0% of net revenues, compared to $210.2 million, or 10.7% of net revenues, for the six months ended June 28, 2020. Fluctuations in royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The increase in royalty expense during the first six months of 2021 was driven primarily by higher sales of Partner Brand products as compared to the first six months of 2020.
Product development expense for the six months ended June 27, 2021 increased to $149.0 million, or 6.1% of net revenues, from $112.2 million, or 5.7% of net revenues, for the six months ended June 28, 2020. The increase was primarily related to investments in the Wizards of the Coast and Digital Gaming segment, most notably development costs related to the Company's digital gaming initiatives such as MAGIC SPELLSLINGERS and DUNGEONS & DRAGONS: DARK ALLIANCE and certain mobile gaming apps.
Advertising expense for the six months ended June 27, 2021 was $193.3 million, or 7.9% of net revenues, compared to $174.0 million, or 8.9% of net revenues, for the six months ended June 28, 2020. The advertising expense increase reflects growth in revenues during the first half of 2021 compared to the first half of 2020 and higher costs associated with the launch of the Company’s digital initiatives, most notably, DUNGEONS & DRAGONS: DARK ALLIANCE. These increases were partially offset by reduced promotional spend in the Entertainment segment due to fewer theatrical releases during the first six months of 2021 compared to 2020.
Amortization of intangible assets was $62.6 million, or 2.6% of net revenues, for the six months ended June 27, 2021 compared to $71.5 million, or 3.6% of net revenues, in the first six months of 2020. The decrease is primarily related to certain licensed property rights which became fully amortized in the fourth quarter of 2020 combined with the discontinuation of amortization related to the eOne Music intangible assets in the second quarter of 2021, upon being classified as held for sale assets.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
For the six months ended June 27, 2021, the Company's selling, distribution and administration expenses increased to $642.9 million, or 26.4% of net revenues, from $560.3 million, or 28.5% of net revenues, for the six months ended June 28, 2020. The increase in selling, distribution and administration expenses reflects higher marketing and sales costs consistent with the increase in net revenues, higher bonus and stock compensation expense and increased freight and warehousing costs. These increases were partially offset by lower expense for credit losses during the first six months of 2021.
The loss on assets held for sale of $101.8 million, or 4.2% of net revenues, represents a non-cash impairment charge associated with the disposition of eOne Music.
During the first six months of 2020, the Company incurred $160.0 million of acquisition and related costs in connection with the eOne Acquisition. These expenses comprised $99.7 million of acquisition and integration costs, primarily related to $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $39.0 million of advisor fees settled at the closing of the acquisition. Also included in the acquisition and related costs were $60.4 million of restructuring and related costs including severance and retention costs of $19.5 million, as well as $40.9 million in impairment charges for certain definite-lived intangible and production assets. The impairment charges of $40.9 million were driven by the change in strategy for the combined company’s entertainment assets.
NON-OPERATING (INCOME) EXPENSE
Interest expense for the second quarter and first six months of 2021 totaled $46.1 million and $94.0 million, respectively, compared to $49.6 million and $104.3 million in the second quarter and first six months of 2020, respectively. The decrease in interest expense for the second quarter and first six months of 2021 primarily reflects 2020 and 2021 debt paydown activities related to borrowings utilized for the eOne acquisition and lower interest rates, partially offset by higher production financing borrowings during the second quarter and first six months of 2021.
Interest income was $1.2 million and $2.4 million for the second quarter and first six months of 2021, respectively, compared to $0.9 million and $5.6 million in the second quarter and first six months of 2020, respectively. Lower average interest rates in 2021 compared to 2020 contributed to the decrease for the six-month period.
Other income, net was $9.4 million and $38.3 million for the second quarter and first six months of 2021, respectively, compared to other income, net of $2.8 million and $4.1 million in the second quarter and first six months of 2020, respectively. The increase was driven by $26.7 million gain realized in the first six months of 2021, of which $1.1 million was recognized in the second quarter of 2021, from a legal settlement.
INCOME TAXES
Income tax expense totaled $63.0 million on pre-tax earnings of $41.1 million in the second quarter of 2021 compared to income tax benefit of $10.8 million on pre-tax loss of $43.7 million in the second quarter of 2020. For the six-month period, the income tax expense totaled $75.0 million on pre-tax earnings of $170.6 million compared to an income tax benefit of $14.9 million on a pre-tax loss of $115.7 million in 2020. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first six months of 2021, unfavorable discrete tax adjustments were a net expense of $17.4 million compared to a net discrete tax benefit of $24.0 million in the first six months of 2020. The unfavorable discrete tax adjustments for the first six months of 2021 are primarily associated with the revaluation of net deferred tax liabilities as a result of the United Kingdom's ("UK") enactment of Finance Act 2021 during the second quarter, which increases the corporate income tax rate from 19% to 25% as of April 1, 2023. This is reduced by the release of a valuation allowance on net operating losses that offsets income received from a one-time legal settlement and certain benefits associated with normal business activities, including the reversal of uncertain tax positions that resulted from statues of limitations expiring in certain jurisdictions and operational tax planning during the second quarter. In addition, included in the second quarter of 2021 is an impairment expense on assets held for sale for which there is no corresponding tax benefit. The favorable discrete tax adjustments for the first six months of 2020 primarily relate to the costs related to the acquisition of eOne. Absent discrete items, the tax rates for the first six months of 2021 and 2020 were 22.6% and 20.5% respectively. The increase in the base rate of 22.6% for the first six months of 2021 is primarily due to the mix of jurisdictions where the Company earned its profits.
Changes in income tax laws could materially impact our recorded deferred tax assets and liabilities and our effective tax rate. We monitor such rules and adjust our deferred tax assets and liabilities in the quarter in which such laws become enacted. Accordingly, we recorded the impact of the United Kingdom’s Finance Act 2021 upon receiving royal assent on June 10, 2021. The primary impact from this legislation resulted in the revaluation of deferred net tax liabilities from eOne, increasing the tax provision by $39.4 million in the second quarter of 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
OTHER INFORMATION
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
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU 2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions for performing intra-period tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company adopted the standard in the first quarter of 2021 and the adoption of the standard did not have a material impact on its consolidated financial statements.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first six months of 2021 and 2020 the Company primarily funded its operations and liquidity needs through cash on hand and cash flows from operations. In addition, the Company’s Entertainment operating segment used production financing to fund certain of its television and film productions which are typically arranged on an individual production basis by special purpose production subsidiaries.

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
As of June 27, 2021, the Company's cash and cash equivalents totaled $1,228.2 million, of which $83.1 million is restricted under the Company’s production financing facilities.
Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were considered indefinitely reinvested by the Company. The Tax Cuts and Jobs Act of 2017 provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of June 27, 2021, the Company has a total liability of $156.1 million related to this tax, $18.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Cuts and Jobs Act of 2017 of $137.7 million is presented within other liabilities, non-current on the Consolidated Balance Sheets. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, the related earnings in foreign jurisdictions are available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of June 27, 2021 is denominated in the U.S. dollar.
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

	June 27, 2021	June 28, 2020	% Change
Cash and cash equivalents (including restricted cash of $83.1 and $71.9)	$1,228.2	$1,038.0	18%
Accounts receivable, net	865.9	911.3	-5
Inventories	499.6	564.2	-11
Prepaid expenses and other current assets	543.2	672.2	-19
Other assets	1,350.5	1,329.1	2
Accounts payable and accrued liabilities	1,778.9	1,596.6	11
Other liabilities	753.0	771.7	-2
Accounts receivable decreased to $865.9 million at June 27, 2021, compared to $911.3 million at June 28, 2020. Absent the favorable foreign currency impact of $22.1 million, accounts receivable decreased 7%, or $67.5 million. The decrease in accounts receivable was driven primarily by improved collections during the first half of 2021 and by lower sales during the fourth quarter of 2020, primarily in the Company's Latin American and Asia Pacific markets. Days sales outstanding decreased from 96 days at June 28, 2020 to 60 days at June 27, 2021 primarily due to the increase in revenues and mix of sales during the first half of 2021 as well as from improved collections across all geographies during the year.
Inventories decreased to $499.6 million as of June 27, 2021, compared to $564.2 million at June 28, 2020. Absent the favorable foreign currency impact of $15.9 million, inventories decreased 14% reflecting lower levels, primarily in the Latin American,

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Europe and Asia Pacific markets due to improved inventory management and higher obsolescence charges taken during 2020, as a result of the impact of COVID-19.
Prepaid expenses and other current assets decreased to $543.2 million at June 27, 2021 from $672.2 million at June 28, 2020. The decrease was driven primarily by the reclassification of eOne Music assets as assets held for sale during the second quarter of 2021. Absent the impact of this reclassification, prepaid expenses and other current assets decreased as a result of lower prepaid royalty balances in relation to the Company’s Marvel and Lucasfilm royalty agreements, lower prepaid tax balances, lower short-term investment balances as a result of the Company's global cash management strategy and lower unrealized gains on foreign exchange contracts.
Other assets increased to approximately $1,350.5 million at June 27, 2021 from $1,329.1 million at June 28, 2020. The increase was driven by higher capitalized film and television content and production balances due to increased investments in productions and acquired content, partially offset by lower non-current receivable balances within the Entertainment segment during the first six months of 2021.
Accounts payable and accrued liabilities increased to $1,778.9 million at June 27, 2021 from $1,596.6 million at June 28, 2020 driven by higher deferred revenue balances in the first half of 2021 due to 2020 purchase accounting fair value adjustments related to the eOne acquisition, higher incentive compensation accruals and higher accrued advertising balances.
Other liabilities decreased to $753.0 million at June 27, 2021 from $771.7 million at June 28, 2020. The decrease was driven by lower long-term lease liability balances and a lower transition tax liability balance reflecting the reclassification of the 2021 installment payment, partially offset by higher deferred compensation and tax reserves.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the quarters ended June 27, 2021 and June 28, 2020.

	June 27, 2021	June 28, 2020
Net cash provided by (used in):
Operating activities	$577.1	$258.2
Investing activities	(66.3)	(4,454.8)
Financing activities	(718.4)	678.5
Net cash provided by operating activities in the first six months of 2021 was $577.1 million compared to $258.2 million in the first six months of 2020. The $318.9 million increase in net cash provided by operating activities was primarily attributable to higher earnings in 2021, combined with improved working capital, partially offset by higher film and television production spend as a result of increased production activities during the first six months of 2021.
Net cash utilized by investing activities was $66.3 million in the first six months of 2021 compared to $4,454.8 million in the first six months of 2020. Investing activities in 2020 included $4.4 billion of cash utilized to acquire eOne, net of cash acquired funded by the net proceeds from the issuance of an aggregate principal amount of $2.4 billion in senior secured notes in November 2019, net proceeds $975.2 million from of the issuance of approximately 10.6 million shares of common stock in November 2019 and $1.0 billion in term loans drawn in the first quarter of 2020.
Additions to property, plant and equipment were $63.1 million in the first six months of 2021 compared to $64.0 million in the first six months of 2020.
Net cash utilized by financing activities was $718.4 million in the first six months of 2021 compared to net cash provided by financing activities of $678.5 million in the first six months of 2020. Financing activities in the first six months of 2021 include the repayment of $300.0 million aggregate principal amount of 3.15% Notes and payments totaling $265.0 million related to the $1.0 billion in term loans described above consisting of $250.0 million towards the principal balance of the Three-Year Tranche loans and quarterly principal payments totaling $15.0 million. In addition, the Company had drawdowns of $114.7 million and repayments of $70.2 million related to production financing loans. In the first six months of 2020, cash provided by financing activities was driven by the proceeds of the Company's $1.0 billion term loans, partially offset by repayments of $90.7 million related to production financing loans, payments totaling $47.4 million associated with the redemption of stock awards that were accelerated as a result of the eOne acquisition and $7.5 million for the Company's first installment towards the term loan repayment.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Dividends paid in the first half of 2021 totaled $187.5 million, consistent with dividends paid in the first half of 2020 of $186.2 million. There were no repurchases of the Company’s common stock in the first six months of 2021 as the Company suspended its share repurchase program while it prioritizes deleveraging.
Sources and Uses of Cash
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. At June 27, 2021, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.5 billion. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of June 27, 2021. The Company had no borrowings outstanding under its committed revolving credit facility as of June 27, 2021. However, letters of credit outstanding under this facility as of June 27, 2021 were approximately $2.7 million. Amounts available and unused under the committed line, at June 27, 2021 were approximately $1.5 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $12.4 million was utilized at June 27, 2021. Of the amount utilized under, or supported by, the uncommitted lines, approximately $0.8 million and $11.6 million represent outstanding short-term borrowings and letters of credit, respectively.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. Of the Three-Year Tranche $400 million principal balance, the Company repaid $100 million during the fourth quarter 2020 and $250 million during the second quarter 2021. The Company is subject to certain financial covenants contained in this agreement and as of June 27, 2021, the Company was in compliance with these covenants. The terms of the Term Loan Facilities are described in Note 8 to the consolidated financial statements included in Part I of this Form 10-Q.
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
The Company has principal amounts of long-term debt as of June 27, 2021 of $4.4 billion, due at varying times from 2022 through 2044. Of the total principal amount of long-term debt, $189.6 million is current at June 27, 2021 of which $30.0 million is related to principal amortization of the 5-year term loans due December 2024. During the first quarter of 2021, the Company repaid in full, its 3.15% Notes in the aggregate principal amount of $300.0 million due in May 2021, including accrued interest. Additionally, the Company has outstanding production financing facilities at June 27, 2021 of $212.6 million of which $53.0 million is included in long-term debt and $159.6 million is reported as the current portion of long-term debt within the

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Company's consolidated financial statements, included in Part I of this Form 10-Q. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to the first quarter of 2022 with the exception of certain of the Company’s production financing facilities discussed above.
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
The Company also had letters of credit and other similar instruments of approximately $14.3 million and purchase commitments of approximately $428.3 million outstanding at June 27, 2021.
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
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. In 2021 Hasbro maintained its quarterly dividend rate of $0.68 per share for the dividends paid in February and May and has declared a third cash dividend of $0.68 per share scheduled for August 2021. In addition to the dividend, the Company periodically returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005, the Company's Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization was approved in May 2018 for $500 million. Since 2005, Hasbro has repurchased 108.6 million shares at a total cost of $4.0 billion and an average price of $36.44 per share. At June 27, 2021, the Company had $366.6 million remaining under these share repurchase authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds. As a result of the financing activities related to the eOne Acquisition, the Company has suspended its current share repurchase program while it prioritizes deleveraging.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company reflects all forward and option contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At June 27, 2021, these contracts had net unrealized gains of $1.1 million, of which $5.1 million of unrealized gains are recorded in prepaid expenses and other current assets, $1.7 million of unrealized gains are recorded in other assets, $5.6 million of unrealized losses are recorded in accrued liabilities and $0.1 million of unrealized losses are recorded in other liabilities. Included in accumulated other comprehensive loss at June 27, 2021 are deferred losses, net of tax, of $3.2 million, related to these derivatives.
At June 27, 2021, the Company had principal amounts of long-term debt of $4.4 billion. In May 2014, the Company issued an aggregate amount of $600.0 million of long-term debt consisting of $300.0 million of 3.15% Notes, which were repaid in full during the first quarter of 2021, and $300.0 million of 5.10% Notes due 2044. Prior to the debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at June 27, 2021 are deferred losses, net of tax, of $15.9 million, all of which relates to the remaining $300.0 million of 5.10% Notes due 2044.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 27, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 27, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In the first quarter of fiscal 2020, we completed the acquisition of eOne as described in Note 3 to the consolidated financial statements in Part I of this Form 10-Q. We are currently integrating eOne into our internal control over financial reporting processes. This integration will be completed in 2021.

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
Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: the impact of, and actions and initiatives taken and planned to be taken, to try and manage the negative impact of the global coronavirus outbreak on our business; the ability to achieve our financial and business goals and objectives, including continued profitable growth and successful integration of eOne; the expected adequacy and delivery of product supply; operation of our third-party manufacturing facilities; the Company's product and entertainment plans, including the timing of product and content releases; changes in the methods of content distribution, including increased reliance on streaming outlets; marketing and promotional efforts; anticipated expenses; working capital and liquidity; and anticipated impact of acquisitions and dispositions. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties. Factors that might cause such a difference include, but are not limited to:
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
•our ability to develop and distribute engaging storytelling across media to drive brand awareness including our ability to successfully develop and distribute content based on our brands through the capabilities of eOne;
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
•our ability to develop new and expanded areas of our business, such as through eOne, Wizards of the Coast, and our other entertainment and digital gaming initiatives;
•our ability to successfully develop and execute plans to mitigate the negative impact of the coronavirus on our business, including, without limitation, negative impacts to our supply chain and costs that have occurred and could continue to occur in the future as the pandemic remains and potentially worsens or reemerges in countries where we source significant amounts of product;
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
•the bankruptcy or other lack of success of one or more of our significant retailers, licensees or other partners;
•risks relating to the use of third party manufacturers for the manufacturing of our products, including the concentration of manufacturing for many of our products in the People’s Republic of China and our ability to successfully diversify sourcing of our products to reduce reliance on sources of supply in China;
•risks related to sourcing of products from countries outside of China, such as India and Vietnam, where the COVID-19 pandemic has negatively impacted our vendors and the ability to transport products to our markets;
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
There were no share repurchases made in the second quarter of 2021. Following the Company’s acquisition of eOne, the Company suspended its share repurchase program while it prioritizes deleveraging. For further discussion related to the eOne Acquisition, see Note 3 to our consolidated financial statements, which are included in Part I, Item 1 of this Form 10-Q.
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

10.1*	Form of 2021 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

10.2*	Form of 2021 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.3*	Form of 2021 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.4*	Form of 2021 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.5*	Form of 2021 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.6*	Form of 2021 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan for Brian Goldner.

10.7*	Form of 2021 Hasbro, Inc. Performance Rewards Program.

31.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

HASBRO, INC.
(Registrant)

Date: July 28, 2021	By: /s/ Deborah Thomas
Deborah Thomas
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)