Form 10-Q
period 2021-09-26
HASBRO, INC.
filed 2021-10-27
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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

The number of shares of Common Stock, par value $.50 per share, outstanding as of September 26, 2021 was 137,946,906.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	September 26, 2021	September 27, 2020	December 27, 2020
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $94.9 million, $71.2 million and $73.2 million	$1,181.2	$1,132.4	$1,449.7
Accounts receivable, less allowance for doubtful accounts of $30.4 million, $23.7 million and $28.1 million	1,476.6	1,438.4	1,391.7
Inventories	544.1	540.0	395.6
Prepaid expenses and other current assets	528.5	648.2	609.6
Total current assets	3,730.4	3,759.0	3,846.6
Property, plant and equipment, less accumulated depreciation of $607.6 million, $546.8 million and $553.0 million	441.9	477.2	489.0
Other assets
Goodwill	3,420.2	3,644.1	3,691.7
Other intangible assets, net of accumulated amortization of $1,027.4 million, $885.8 million and $964.6 million	1,209.5	1,546.8	1,530.8
Other	1,428.4	1,276.1	1,260.2
Total other assets	6,058.1	6,467.0	6,482.7
Total assets	$10,230.4	$10,703.2	$10,818.3
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$0.9	$10.0	$6.6
Current portion of long-term debt	187.6	369.3	432.6
Accounts payable	598.2	466.2	425.5
Accrued liabilities	1,663.7	1,470.1	1,538.6
Total current liabilities	2,450.4	2,315.6	2,403.3
Long-term debt	3,977.4	4,777.8	4,660.0
Other liabilities	722.5	778.5	793.9
Total liabilities	$7,150.3	$7,871.9	$7,857.2
Redeemable noncontrolling interests	22.9	22.9	24.4
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at September 26, 2021, September 27, 2020, and December 27, 2020	110.1	110.1	110.1
Additional paid-in capital	2,388.9	2,311.4	2,329.1
Retained earnings	4,269.6	4,192.4	4,204.2
Accumulated other comprehensive loss	(208.6)	(280.3)	(195.0)
Treasury stock, at cost; 82,359,425 shares at September 26, 2021; 83,256,622 shares at September 27, 2020; and 82,979,403 shares at December 27, 2020	(3,541.0)	(3,559.9)	(3,551.7)
Noncontrolling interests	38.2	34.7	40.0
Total shareholders' equity	3,057.2	2,808.4	2,936.7
Total liabilities, noncontrolling interests and shareholders' equity	$10,230.4	$10,703.2	$10,818.3
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net revenues	$1,970.0	$1,776.6	$4,407.0	$3,742.5
Costs and expenses:
Cost of sales	609.5	610.1	1,244.4	1,126.0
Program cost amortization	187.9	85.4	396.1	268.2
Royalties	171.8	176.9	392.2	387.1
Product development	80.1	62.7	229.1	174.9
Advertising	163.3	137.4	356.6	311.4
Amortization of intangibles	27.7	36.2	90.3	107.7
Loss on disposal of business	—	—	101.8	—
Selling, distribution and administration	361.8	325.4	1,004.7	885.7
Acquisition and related costs	—	5.9	—	166.0
Total costs and expenses	1,602.1	1,440.0	3,815.2	3,427.0
Operating profit	367.9	336.6	591.8	315.5
Non-operating expense (income):
Interest expense	43.3	49.4	137.3	153.7
Interest income	(1.8)	(0.7)	(4.2)	(6.3)
Other income (expense), net	3.0	(11.3)	(35.3)	(15.4)
Total non-operating expense, net	44.5	37.4	97.8	132.0
Earnings before income taxes	323.4	299.2	494.0	183.5
Income tax expense	68.5	79.2	143.5	64.3
Net earnings	254.9	220.0	350.5	119.2
Net earnings (loss) attributable to noncontrolling interests	1.7	(0.9)	4.0	1.9
Net earnings attributable to Hasbro, Inc.	$253.2	$220.9	$346.5	$117.3

Net earnings per common share:
Basic	$1.83	$1.61	$2.51	$0.86
Diluted	$1.83	$1.61	$2.51	$0.85
Cash dividends declared per common share	$0.68	$0.68	$2.04	$2.04
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Millions of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net earnings	$254.9	$220.0	$350.5	$119.2
Other comprehensive earnings:
Foreign currency translation adjustments, net of tax	(31.4)	40.8	(23.6)	(98.1)
Unrealized holding (gains) losses on available-for-sale securities, net of tax	(0.3)	(0.8)	(0.1)	1.3
Net gains (losses) on cash flow hedging activities, net of tax	5.2	(5.7)	7.8	15.7
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	1.1	(6.8)	1.7	(15.8)
Amortization of unrecognized pension and postretirement amounts	0.2	0.3	0.6	0.8
Total other comprehensive (loss) earnings, net of tax	$(25.1)	$27.8	$(13.6)	$(96.1)
Total comprehensive earnings (loss) attributable to noncontrolling interests	1.7	(0.9)	4.0	1.9
Total comprehensive earnings attributable to Hasbro, Inc.	$228.1	$248.7	$332.9	$21.2

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Nine Months Ended
	September 26, 2021	September 27, 2020
Cash flows from operating activities:
Net earnings	$350.5	$119.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	116.2	94.2
Amortization of intangibles	90.3	107.7
Asset impairments	—	40.9
Loss on disposal of business	101.8	—
Program cost amortization	396.1	268.2
Deferred income taxes	47.9	12.5
Stock-based compensation	56.2	40.0
Other non-cash items	5.7	(1.7)
Change in operating assets and liabilities net of acquired balances:
(Increase) decrease in accounts receivable	(83.8)	165.6
Increase in inventories	(159.4)	(96.9)
Decrease (increase) in prepaid expenses and other current assets	56.7	(10.0)
Program spend, net	(526.3)	(294.6)
Increase in accounts payable and accrued liabilities	310.5	19.0
Change in net deemed repatriation tax	(18.4)	(18.3)
Other	(58.4)	48.5
Net cash provided by operating activities	685.6	494.3
Cash flows from investing activities:
Additions to property, plant and equipment	(98.1)	(92.1)
Acquisitions, net of cash acquired	—	(4,403.9)
Proceeds from sale of business, net of cash	379.2	—
Other	(3.6)	24.3
Net cash provided (utilized) by investing activities	277.5	(4,471.7)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	127.6	1,036.0
Repayments of borrowings with maturity greater than three months	(1,062.1)	(147.3)
Net repayments of other short-term borrowings	(6.2)	(0.3)
Stock-based compensation transactions	24.6	1.8
Dividends paid	(280.7)	(279.4)
Payments related to tax withholding for share-based compensation	(10.8)	(5.9)
Debt extinguishment costs	(9.1)	—
Redemption of equity instruments	—	(47.4)
Other	(6.8)	(7.0)
Net cash (utilized) provided by financing activities	(1,223.5)	550.5
Effect of exchange rate changes on cash	(8.1)	(21.1)
Net decrease in cash, cash equivalents and restricted cash	(268.5)	(3,448.0)
Cash, cash equivalents and restricted cash at beginning of year	1,449.7	4,580.4
Cash, cash equivalents and restricted cash at end of period	$1,181.2	$1,132.4

Supplemental information
Cash paid during the period for:
Interest	$123.7	$123.6
Income taxes	$124.1	$66.0
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 26, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, June 27, 2021	$110.1	2,361.2	4,110.3	(183.5)	(3,547.6)	39.9	$2,890.4	$24.5
Net earnings attributable to Hasbro, Inc.	—	—	253.2	—	—	—	253.2	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.4	0.4	1.3
Other comprehensive earnings	—	—	—	(25.1)	—	—	(25.1)	—
Stock-based compensation transactions	—	7.4	—	—	6.6	—	14.0	—
Stock-based compensation expense	—	19.1	—	—	—	—	19.1	—
Dividends declared	—	—	(93.9)	—	—	—	(93.9)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	1.2	—	—	—	(2.1)	(0.9)	(2.9)
Balance, September 26, 2021	$110.1	2,388.9	4,269.6	(208.6)	(3,541.0)	38.2	$3,057.2	$22.9

	Three Months Ended September 27, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, June 28, 2020	$110.1	2,297.3	4,064.7	(308.1)	(3,560.0)	38.1	$2,642.1	$24.1
Noncontrolling interests related to acquisition of Entertainment One Ltd.	—	—	—	—	—	—	—	—
Net earnings attributable to Hasbro, Inc.	—	—	220.9	—	—	—	220.9	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	(0.9)	(0.9)	—
Other comprehensive earnings	—	—	—	27.8	—	—	27.8	—
Stock-based compensation transactions	—	(0.3)	—	—	0.1	—	(0.3)	—
Buyout of noncontrolling interest	—	0.6	—	—	—	—	0.6	—
Stock-based compensation expense	—	13.9	—	—	—	—	13.9	—
Dividends declared	—	—	(93.2)	—	—	—	(93.2)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.6)	(2.6)	(1.2)
Balance, September 27, 2020	$110.1	2,311.4	4,192.4	(280.3)	(3,559.9)	34.7	$2,808.4	$22.9

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 26, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 27, 2020	$110.1	2,329.1	4,204.2	(195.0)	(3,551.7)	40.0	$2,936.7	$24.4
Net earnings attributable to Hasbro, Inc.	—	—	346.5	—	—	—	346.5
Net earnings attributable to noncontrolling interests	—	—	—	—	—	2.4	2.4	1.6
Other comprehensive earnings	—	—	—	(13.6)	—	—	(13.6)	—
Stock-based compensation transactions	—	4.2	—	—	9.6	—	13.8	—
Stock-based compensation expense	—	55.1	—	—	1.1	—	56.2	—
Dividends declared	—	—	(281.1)	—	—	—	(281.1)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	0.5	—	—	—	(4.2)	(3.7)	(3.1)
Balance, September 26, 2021	$110.1	2,388.9	4,269.6	(208.6)	(3,541.0)	38.2	$3,057.2	$22.9

	Nine Months Ended September 27, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 29, 2019	$110.1	2,275.7	4,354.6	(184.2)	(3,560.7)	—	$2,995.5	$—
Noncontrolling interests related to acquisition of Entertainment One Ltd.	—	—	—	—	—	38.6	38.6	26.2
Net earnings attributable to Hasbro, Inc.	—	—	117.3	—	—	—	117.3	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	2.1	2.1	(0.1)
Buyout of noncontrolling interest	—	0.6	—	—	—	—	0.6	—
Other comprehensive loss	—	—	—	(96.1)	—	—	(96.1)	—
Stock-based compensation transactions	—	(4.6)	—	—	0.5	—	(4.1)	—
Stock-based compensation expense	—	39.7	—	—	0.3	—	40.0	—
Dividends declared	—	—	(279.5)	—	—	—	(279.5)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(5.9)	(5.9)	(3.2)
Balance, September 27, 2020	$110.1	2,311.4	4,192.4	(280.3)	(3,559.9)	34.7	$2,808.4	$22.9
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of September 26, 2021 and September 27, 2020, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended September 26, 2021 and September 27, 2020 were each 13-week periods. The nine-month periods ended September 26, 2021 and September 27, 2020 were each 39-week periods.
The results of operations for the quarter ended September 26, 2021 are not necessarily indicative of results to be expected for the full year 2021, nor were those of the comparable 2020 period representative of those actually experienced for the full year 2020.
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
Legal Settlement
During the first quarter of 2021, the Company realized a gain of $26.7 million from a legal settlement related to a dispute associated with historical Entertainment One Ltd. ("eOne"). The gain is included in other income, net within the Company's consolidated financial statements, included in Part I of this Form 10-Q.
Significant Accounting Policies
The Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 27, 2020 ("2020 Form 10-K").

These consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company filed with the SEC audited consolidated financial statements for the fiscal year ended December 27, 2020 in its 2020 Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.
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
At September 26, 2021, September 27, 2020 and December 27, 2020 the Company had the following contract assets and liabilities in its consolidated balance sheets:

	September 26, 2021	September 27, 2020	December 27, 2020
Assets
Contract assets - current	$263.3	$271.8	$284.4
Contract assets - long term	108.1	84.9	77.0
Total	$371.4	$356.7	$361.4
Liabilities
Contract liabilities - current	$147.0	$147.6	$161.0
Contract liabilities - long term	9.7	17.9	18.2
Total	$156.7	$165.5	$179.2

For the nine months ended September 26, 2021, the Company collected $35.0 million of the contract assets and recognized $88.9 million of contract liabilities that were included in the December 27, 2020 balances.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of September 26, 2021, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future were $456.0 million. Of this amount, we expect to recognize $195.5 million in the remainder of 2021, $252.7 million in 2022, $4.3 million in 2023 and $3.5 million in 2024. These amounts include only fixed considerations.
Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Consumer Products, Entertainment, and Wizards of the Coast and Digital Gaming. The Company further disaggregates revenues within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; and within its Entertainment segment by category: Film & TV, Family Brands, and Other. Finally, the Company disaggregates its revenues by brand portfolio into five brand categories: Franchise Brands, Partner Brands, Hasbro Gaming, Emerging Brands, and TV/Film/Entertainment. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 14 for further information.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Intangible assets consisted of intellectual property associated with established brands, eOne artist relationships, eOne music catalogs and trademarks and trade names with estimated useful lives ranging from 7 to 15 years, determined based on when the related cash flows are expected to be realized. The fair value of the intangible assets acquired was determined based on the estimated future cash flows to be generated from the acquired assets, considering assumptions related to contract renewal rates and estimated brand franchise revenue growth. eOne acquired intangible asset amortization expense for the quarter and nine months ended September 26, 2021 were $19.7 million and $66.4 million, respectively. For the quarter and nine months ended September 27, 2020, eOne acquired intangible asset amortization expense was $24.7 million and $72.3 million, respectively.
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
Goodwill of $3.2 billion represents the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value placed on the combined company’s brand building capabilities, our storytelling capabilities and franchise economics in TV, film and other mediums to strengthen Hasbro brands. In addition, the acquisition goodwill depicts added benefits of long-term profitable growth through in-sourcing toy and game production for the acquired preschool brands and cost-synergies, as well as future revenue growth opportunities. The goodwill recorded as part of this acquisition was included within the Entertainment and Consumer Products segments for the year ended December 27, 2020. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for federal tax purposes. See Note 5 for information on the Company's goodwill reallocation during the first quarter of 2021 and the goodwill impairment charge recorded in the second quarter of 2021 as a result of the sale of the eOne music business, which was completed during the third quarter of 2021.
For the quarter and nine months ended September 27, 2020, the Company incurred $5.9 million and $166.0 million, respectively, of charges related to the eOne Acquisition, which were recorded in acquisition and related costs within the Company’s Consolidated Statement of Operations. Included within the Entertainment segment results for the nine months ended September 27, 2020 were $98.5 million of acquisition and related charges. The remaining charges were included in Corporate and Other.
The acquisition and related costs for the quarter and nine months ended September 27, 2020 consisted of the following:
•Acquisition and integration costs of $4.6 million and $104.3 million for the quarter and nine months ended September 27, 2020, respectively, including, for the nine months ended September 27, 2020, $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $38.2 million of advisor fees settled at the closing of the acquisition, as well as integration costs; and
•Restructuring and related costs of $1.4 million and $61.7 million for the quarter and nine months ended September 27, 2020, respectively, including severance and retention costs for the quarter and nine months ended September 27, 2020 of $1.4 million and $20.8 million, respectively, as well as $40.9 million in impairment charges for certain definite-lived intangible and production assets for the nine months ended September 27, 2020. The impairment charges of $40.9 million were driven by the change in strategy for the combined company’s entertainment assets.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(4) Earnings Per Share
Net earnings per share data for the quarters and nine months ended September 26, 2021 and September 27, 2020 were computed as follows:

	2021		2020
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$253.2	253.2	$220.9	220.9

Average shares outstanding	138.1	138.1	137.3	137.3
Effect of dilutive securities:
Options and other share-based awards	—	0.4	—	0.2
Equivalent Shares	138.1	138.5	137.3	137.5

Net earnings attributable to Hasbro, Inc. per common share	$1.83	1.83	$1.61	1.61

	2021		2020
Nine Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$346.5	346.5	$117.3	117.3

Average shares outstanding	137.9	137.9	137.2	137.2
Effect of dilutive securities:
Options and other share-based awards	—	0.4	—	0.3
Equivalent Shares	137.9	138.3	137.2	137.5

Net earnings attributable to Hasbro, Inc. per common share	$2.51	2.51	$0.86	0.85
For the quarter and nine months ended September 26, 2021, options and restricted stock units totaling 2.1 million and 2.2 million respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the quarter and nine months ended September 27, 2020, options and restricted stock units totaling 2.9 million and 3.0 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive.
(5) Goodwill
During the first quarter of 2021, the Company realigned its financial reporting structure creating the following three principal reportable segments: Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment. In our realignment, some, but not all, of our reporting units were changed. As a result of these changes, the Company reallocated its goodwill among the revised reporting units based on the change in relative fair values of the respective reporting units.

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2021
Balance at December 27, 2020	$1,385.7	53.1	2,252.9	$3,691.7
Goodwill allocation	199.4	254.2	(453.6)	—
Foreign exchange translation	(0.1)	0.2	(0.6)	(0.5)
Impairment during the period	—	—	(101.8)	(101.8)
Goodwill associated with the disposal of business	—	—	(169.2)	(169.2)
Balance at September 26, 2021	$1,585.0	307.5	1,527.7	$3,420.2

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
During the second quarter of 2021, the Company entered into a definitive agreement to sell the Entertainment One Music business ("eOne Music") for an aggregate sales price of $385.0 million, subject to certain closing adjustments related to working capital and net debt. Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the eOne acquisition, the Company recorded a pre-tax non-cash goodwill impairment charge of $101.8 million, during the second quarter of 2021, within Loss on Disposal of Business in the Consolidated Statements of Operations, and within the Entertainment segment. On June 29, 2021, during the Company's fiscal third quarter, the eOne Music sale was completed and associated goodwill and intangible assets were removed from the consolidated financial statements.
(6) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters and nine months ended September 26, 2021 and September 27, 2020.

	Quarter Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on unrealized holding gains (losses)	$0.1	$0.2	$—	(0.4)
Tax (expense) benefit on cash flow hedging activities	(0.3)	0.3	(0.7)	(5.5)
Tax benefit on foreign currency translation adjustments	—	—	—	8.4
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	(0.3)	1.9	(0.3)	3.4
Amortization of unrecognized pension and postretirement amounts	(0.1)	(0.1)	(0.2)	(0.2)
Total tax effect on other comprehensive earnings (loss)	$(0.6)	$2.3	$(1.2)	5.7

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Changes in the components of accumulated other comprehensive earnings (loss) for the nine months ended September 26, 2021 and September 27, 2020 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2021
Balance at December 27, 2020	$(40.7)	(22.1)	0.4	(132.6)	(195.0)
Current period other comprehensive earnings (loss)	0.6	9.5	(0.1)	(23.6)	(13.6)
Balance at September 26, 2021	$(40.1)	(12.6)	0.3	(156.2)	(208.6)

2020
Balance at December 29, 2019	$(36.1)	(5.2)	(0.2)	(142.6)	(184.2)
Current period other comprehensive earnings (loss)	0.8	(0.1)	1.3	(98.1)	(96.1)
Balance at September 27, 2020	$(35.3)	(5.3)	1.1	(240.8)	(280.3)
Gains (Losses) on Derivative Instruments
At September 26, 2021, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $3.2 million in accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the third quarter of 2021 or forecasted to be purchased during the remainder of 2021 through 2022, intercompany expenses expected to be paid or received during 2021, television and movie production costs paid in 2021, and cash receipts for sales made at the end of the third quarter of 2021 or forecasted to be made in the remainder of 2021 and, to a lesser extent, 2022 through 2023. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes, that were repaid in full in the aggregate principal amount of $300.0 million during the first quarter of 2021 (See Note 8), and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At September 26, 2021, deferred losses, net of tax of $15.7 million related to these instruments remained in AOCE. For the quarters ended September 26, 2021 and September 27, 2020, previously deferred losses of $0.2 million and $0.5 million, respectively, were reclassified from AOCE to net earnings. For the nine-month periods ended September 26, 2021 and September 27, 2020, previously deferred losses of $1.0 million and $1.3 million, respectively, were reclassified from AOCE to net earnings.
Of the amount included in AOCE at September 26, 2021, the Company expects net gains of approximately $2.2 million to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Accrued Liabilities
Components of accrued liabilities for the periods ended September 26, 2021, September 27, 2020 and December 27, 2020 were as follows:

	September 26, 2021	September 27, 2020	December 27, 2020
Participations and residuals	$272.9	$309.2	$295.6
Royalties	203.9	206.6	229.2
Deferred revenue	147.0	147.6	161.0
Payroll and management incentives	156.1	89.2	132.4
Dividends	93.8	93.2	93.4
Other taxes	69.9	70.6	81.9
Advertising	148.5	131.5	58.6
Severance	33.0	41.7	49.7
Lease liability - Current	43.9	42.8	45.0
Freight	72.6	35.8	32.3
Accrued income taxes	55.3	18.4	29.7
Other	366.8	283.5	329.8
Total accrued liabilities	$1,663.7	$1,470.1	$1,538.6

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(8) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 26, 2021, September 27, 2020 and December 27, 2020, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 26, 2021, September 27, 2020 and December 27, 2020 also include certain assets and liabilities measured at fair value (see Notes 11 and 12) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of September 26, 2021, September 27, 2020 and December 27, 2020 are as follows:

	September 26, 2021		September 27, 2020		December 27, 2020
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	1,001.7	$900.0	947.5	$900.0	1,011.2
3.55% Notes Due 2026	675.0	737.2	675.0	716.1	675.0	752.7
3.00% Notes Due 2024	500.0	529.1	500.0	531.9	500.0	540.6
6.35% Notes Due 2040	500.0	702.3	500.0	587.4	500.0	636.5
3.50% Notes Due 2027	500.0	546.2	500.0	518.8	500.0	544.5
2.60% Notes Due 2022 (1)	—	—	300.0	310.7	300.0	311.5
5.10% Notes Due 2044	300.0	375.0	300.0	313.4	300.0	338.1
3.15% Notes Due 2021 (2)	—	—	300.0	303.5	300.0	302.3
6.60% Debentures Due 2028	109.9	137.2	109.9	130.3	109.9	137.4
Variable % Notes Due December 30, 2022 (3)	—	—	400.0	400.0	300.0	300.0
Variable % Notes Due December 30, 2024 (4)	505.0	505.0	577.5	577.5	577.5	577.5
Production Financing Facilities	204.7	204.7	121.4	121.4	165.5	165.5
Total long-term debt	$4,194.6	4,738.4	$5,183.8	5,458.5	$5,127.9	5,617.8
Less: Deferred debt expenses	29.6	—	36.8	—	35.3	—
Less: Current portion	187.6	—	369.3	—	432.6	—
Long-term debt	$3,977.4	4,738.4	$4,777.8	5,458.5	$4,660.0	5,617.8
(1) During the third quarter of 2021, the Company repaid in full its 2.60% Notes, in the aggregate principal amount of $300.0 million due in November 2022.
(2) During the first quarter of 2021, the Company repaid in full its 3.15% Notes, in the aggregate principal amount of $300.0 million due in May 2021.
(3) During the second quarter of 2021, the Company repaid $250.0 million of the Variable % Notes Due December 30, 2022 and during the third quarter of 2021, the Company repaid the remaining balance of $50.0 million of the Variable % Notes Due December 30, 2022.
(4) During the third quarter of 2021, the Company repaid $50.0 million of the Variable % Notes Due December 30, 2024.
In November 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities (the "Notes") consisting of the following tranches: $300.0 million of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%, $500.0 million of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%, $675.0 million of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55% and $900.0 million of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. Net proceeds from the issuance of the Notes, after deduction of $20.0 million of underwriting discount and fees, totaled $2.4 billion. These costs are being amortized over the life of the Notes outstanding, which range from five years to ten years from the date of issuance. During the third quarter of 2021, the Company repaid in full the $300.0 million of 2022 Notes and recorded $9.1 million of debt extinguishment costs within other expense (income) in the Consolidated Statements of Operations.
The Notes bear interest at the stated rates but may be subject to upward adjustment if the credit rating of the Company is reduced by Moody's or Standard & Poors. The adjustment can be from 0.25% to 2.00% based on the extent of the ratings decrease. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase, plus (1) 25 basis points (in the case of the 2024 Notes); (2) 30 basis points (in the case of the 2026 Notes); and (3) 35 basis points (in the case of the 2029 Notes). In addition, on and after October 19, 2024 for the 2024 Notes, September 19, 2026 for the 2026 Notes and August 19, 2029 for the 2029 Notes, such series of Notes will be redeemable, in whole at any time or in part from time to time, at the Company's option at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest.

In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). The full amount of the Term Loan Facilities were drawn down on December 30, 2019, the closing date of the eOne Acquisition. During 2020, the Company made $122.5 million in payments towards the $1.0 billion term loan notes consisting of $100.0 million on the principal balance of the Three-Year Tranche loans in addition to the required quarterly principal amortization payments totaling $22.5 million on the Five-Year Tranche loans. During the first nine months of 2021, the Company paid $372.5 million toward the $1.0 billion term loan notes consisting of the remaining $300.0 million of the principal balance of the Three-Year Tranche loans as well as $50.0 million principal balance and principal amortization payments totaling $22.5 million on the Five-Year Tranche loans.
Loans under the remaining Five-Year Tranche bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, plus a per annum applicable rate that fluctuates between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued by the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter.
The Company may redeem its 5.10% notes due in 2044 (the "2044 Notes") at its option, at the greater of the principal amount of the notes or the present value of the remaining scheduled payments, discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.
Current portion of long-term debt at September 26, 2021 of $187.6 million, as shown on the consolidated balance sheet, represents the current portion of required quarterly principal amortization payments for the Term Loan Facilities and production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to the third quarter of 2024.
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

Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received. The production financing facilities as of September 26, 2021, September 27, 2020 and December 27, 2020 are as follows:

	September 26, 2021	September 27, 2020	December 27, 2020
Production financing held by production subsidiaries	$204.7	$121.4	$165.5
Other loans (1)	—	9.0	5.4
Total	$204.7	$130.4	$170.9

Production financing included in the consolidated balance sheet as:
Non-current	$47.0	$82.2	$62.9
Current	157.7	39.2	102.6
Total	$204.7	$121.4	$165.5
(1) Other loans consist of production related demand loans, and are recorded within Short-term Borrowings in the Company's consolidated balance sheets.
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of September 26, 2021 was 2.9%.
The Company has Canadian dollar and U.S. dollar production credit facilities with various banks. The carrying amounts are denominated in the following currencies:

	Canadian Dollars	U.S. Dollars	Total
As of September 26, 2021	$37.0	$167.7	$204.7
The following table represents the movements in production financing and other related loans during the first nine months of 2021:

	Production Financing	Other Loans	Total
December 27, 2020	$165.5	$5.4	$170.9
Drawdowns	127.6	16.7	144.3
Repayments	(89.6)	(22.9)	(112.5)
Foreign exchange differences	1.2	0.8	2.0
Balance at September 26, 2021	$204.7	$—	$204.7
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at September 26, 2021, September 27, 2020, and December 27, 2020:

	September 26, 2021	September 27, 2020	December 27, 2020
Film and TV Programming
Released, net of amortization	$512.6	$477.3	$428.0
Completed and not released	20.1	18.1	17.3
In production	202.1	51.0	185.5
Pre-production	91.9	41.1	67.6
	826.7	587.5	698.4
Other Programming
Released, net of amortization	3.9	11.5	13.7
Completed and not released	0.4	3.4	2.1
In production	5.9	9.1	5.4
Pre-production	2.5	8.0	7.6
	12.7	32.0	28.8

Total Program Investments	$839.4	$619.5	$727.2
The Company recorded $396.1 million of program cost amortization related to released programming in the nine months ended September 26, 2021, consisting of the following:

	Investment in Production	Investment in Content	Other	Total
Program cost amortization	$334.6	$59.9	$1.6	$396.1
(10) Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
Our effective tax rate ("ETR") from continuing operations was 29.0% for the nine months ended September 26, 2021 and 35.0% for the nine months ended September 27, 2020.
The following items caused the year-to-date ETR to be significantly different from the prior year ETR:
•during the nine months ended September 26, 2021, the Company recorded a net discrete tax expense of $8.8 million. The expense is primarily associated with (i) the revaluation of net deferred tax liabilities as a result of the United Kingdom's ("UK") enactment of Finance Act 2021 during the second quarter, which increases the UK corporate income tax rate from 19% to 25% as of April 1, 2023; (ii) a one-time tax charge related to an ongoing tax audit; (iii) a release of a valuation allowance on net operating losses that offsets income received from a one-time legal settlement; and (iv) certain tax benefits, including the reversal of uncertain tax positions and operational tax planning;
•the year-to-date ETR also includes a goodwill impairment charge on the sale of the eOne Music business, recorded during the second quarter of 2021 for which there is no corresponding tax benefit; and
•during the nine months ended September 27, 2020, the Company recorded a net discrete tax benefit of $5.3 million primarily associated with (i) a tax benefit resulting from the eOne acquisition and related costs incurred; (ii) a tax expense related to the revaluation of net deferred tax liabilities as a result of the UK's enactment during the third quarter of Finance Act 2020 which maintained the corporate income tax rate at 19%; and (iii) a tax expense related to an increase of uncertain tax positions.
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
Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company elected the fair value option for certain available-for-sale investments using net asset value per share and during 2020, the Company liquidated these investments as part of its global cash management strategy. At September 27, 2020, prior to their liquidation, these investments totaled $13.4 million and were included in prepaid expenses and other current assets within the Company's consolidated balance sheet. The Company recorded a net gain of $1.1 million and a net loss of $0.1 million, respectively, on these investments in other (income) expense, net, related to the change in fair value of such instruments net for the quarter and nine months ended September 27, 2020.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At September 26, 2021, September 27, 2020 and December 27, 2020, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 26, 2021
Assets:
Available-for-sale securities	$2.0	2.0	—	—
Derivatives	9.8	—	9.8	—
Total assets	$11.8	2.0	9.8	—

Liabilities:
Derivatives	$1.7	—	1.7	—
Option agreement	21.8	—	—	21.8
Total liabilities	$23.5	—	1.7	21.8

September 27, 2020
Assets:
Available-for-sale securities	$3.7	3.7	—	—
Derivatives	15.7	—	15.7	—
Total assets	$19.4	3.7	15.7	—

Liabilities:
Derivatives	$0.4	—	0.4	—
Option agreement	20.6	—	—	20.6
Total liabilities	$21.0	—	0.4	20.6

December 27, 2020
Assets:
Available-for-sale securities	$2.1	2.1	—	—
Derivatives	4.8	—	4.8	—
Total assets	$6.9	2.1	4.8	—

Liabilities:
Derivatives	$12.7	—	12.7	—
Option agreement	20.6	—	—	20.6
Total Liabilities	$33.3	—	12.7	20.6
Available-for-sale securities include equity securities of one company quoted on an active public market.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company's derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at September 26, 2021, September 27, 2020 and December 27, 2020, and is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the quarter ended September 26, 2021.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2021	2020
Balance at beginning of year	$(20.6)	$(22.1)
Gain from change in fair value	(1.2)	1.5
Balance at end of third quarter	$(21.8)	$(20.6)
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

At September 26, 2021, September 27, 2020 and December 27, 2020, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 26, 2021		September 27, 2020		December 27, 2020
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$261.8	6.0	$315.9	9.1	$316.8	(10.0)
Sales	164.5	(0.5)	111.8	3.9	111.6	1.4
Production financing and other	261.4	0.3	115.2	2.2	89.9	0.3
Total	$687.7	5.8	$542.9	15.2	$518.3	(8.3)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 26, 2021, September 27, 2020 and December 27, 2020 as follows:

	September 26, 2021	September 27, 2020	December 27, 2020
Prepaid expenses and other current assets
Unrealized gains	$8.6	$13.4	$2.3
Unrealized losses	(3.7)	(1.7)	(1.6)
Net unrealized gains	$4.9	$11.6	$0.7

Other assets
Unrealized gains	$2.0	$4.2	$1.1
Unrealized losses	(0.1)	(0.2)	—
Net unrealized gains	$1.9	$4.0	$1.1

Accrued liabilities
Unrealized gains	$0.3	$0.7	$3.0
Unrealized losses	(1.3)	(1.0)	(12.9)
Net unrealized losses	$(1.0)	$(0.3)	$(9.9)

Other liabilities
Unrealized gains	$—	$—	$—
Unrealized losses	—	(0.1)	(0.2)
Net unrealized losses	$—	$(0.1)	$(0.2)

Net gains on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters and nine months ended September 26, 2021 and September 27, 2020 as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Statements of Operations Classification
Cost of sales	$(2.0)	$7.1	$(4.4)	16.7
Net revenues	0.1	1.2	1.4	2.4
Other	0.8	0.9	2.0	1.4
Net realized gains	$(1.1)	$9.2	$(1.0)	20.5
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. Additionally, to manage transactional exposure to fair value movements on certain monetary assets and liabilities denominated in foreign currencies, the Company has implemented a balance sheet hedging program. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of September 26, 2021, September 27, 2020 and December 27, 2020 the total notional amounts of the Company's undesignated derivative instruments were $663.2 million, $538.9 million and $590.6 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At September 26, 2021, September 27, 2020 and December 27, 2020, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	September 26, 2021	September 27, 2020	December 27, 2020
Prepaid expenses and other current assets
Unrealized gains	$6.5	$3.3	$3.5
Unrealized losses	(3.4)	(3.2)	(0.5)
Net unrealized gains	$3.1	$0.1	$3.0

Accrued liabilities
Unrealized gains	$—	$—	$—
Unrealized losses	(0.8)	—	(2.6)
Net unrealized losses	$(0.8)	$—	$(2.6)

Total unrealized gains (losses), net	$2.3	$0.1	$0.4
The Company recorded net gains of $3.6 million and $2.9 million on these instruments to other (income) expense, net for the quarter and nine months ended September 26, 2021, respectively, and net losses of $(6.9) million and $(20.1) million for the quarter and nine months ended September 27, 2020, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
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
For the quarter and nine months ended September 26, 2021, the Company's operating lease and other rental expenses were $21.8 million and $66.0 million, respectively. For the quarter and nine months ended September 27, 2020, the Company's operating lease and other rental expenses were $22.3 million and $67.6 million, respectively. Expense related to short-term leases (expected terms less than 12 months) and variable lease payments was not material in the quarter or nine months ended September 26, 2021 or September 27, 2020.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information related to the Company’s leases for the quarter and nine months ended September 26, 2021 and September 27, 2020 are as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.7	$13.2	$39.9	38.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10.4	$2.1	$21.8	102.5

Weighted Average Remaining Lease Term
Operating leases	5.6 years	6.2 years	5.6 years	6.2 years
Weighted Average Discount Rate
Operating leases	3.1%	3.1%	3.1%	3.1%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of September 26, 2021:

September 26, 2021
2021 (excluding the nine months ended September 26, 2021)	$13.2
2022	49.8
2023	41.6
2024	29.9
2025	23.9
2026 and thereafter	49.9
Total future lease payments	208.3
Less imputed interest	25.2
Present value of future operating lease payments	183.1
Less current portion of operating lease liabilities (1)	43.9
Non-current operating lease liability (2)	139.2
Operating lease right-of-use assets, net (3)	$165.6
(1) Included in Accrued liabilities on the consolidated balance sheets.
(2) Included in Other liabilities on the consolidated balance sheets.
(3) Included in Property, plant, and equipment on the consolidated balance sheets.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(14) Segment Reporting
Hasbro is a global play and entertainment company with a broad portfolio of brands and entertainment content spanning toys, games, licensed products ranging from traditional to digital, as well as film and television entertainment. In the first quarter of 2020 the Company completed its acquisition of the global independent studio, eOne. Throughout 2020, the Company successfully integrated many parts of the eOne business and started to achieve synergies as a combined company. Effective for the three months ended March 28, 2021, the Company realigned its reportable segment structure to: (1) align with changes to its business structure subsequent to the integration of eOne; and (2) reflect changes to its reporting structure and provide transparency into how operating performance is measured. The Company's three principal reportable segments are (i) Consumer Products, (ii) Wizards of the Coast and Digital Gaming, and (iii) Entertainment.
The Consumer Products segment engages in the sourcing, marketing and sales of toy and game products around the world. The Consumer Products business also promotes the Company's brands through the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties, through the sale of branded consumer products such as toys and apparel. The Wizards of the Coast and Digital Gaming business engages in the promotion of the Company's brands through the development of trading card, role-playing and digital game experiences based on Hasbro and Wizards of the Coast games. The Entertainment segment engages in the development, acquisition, production, financing, distribution and sale of world-class entertainment content including film, scripted and unscripted television, family programming, digital content and live entertainment.
The significant accounting policies of the Company's segments are the same as those referenced in Note 1.
Results shown for the quarter and nine months ended September 26, 2021 are not necessarily representative of those which may be expected for the full year 2021, nor were those of the comparable 2020 periods representative of those actually experienced for the full year 2020. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.
Reclassifications of certain prior year segment results and account balances have been made to conform to the current-year presentation. None of the segment changes impact the Company's previously reported consolidated net revenue, operating profits, net earnings or net earnings per share.
On June 29, 2021, the Company completed the sale of eOne Music. The financial results of eOne Music were recorded within the Company's Entertainment segment through the date of the closing of the sale. The assets and liabilities of eOne Music were de-consolidated as of the closing date and there are no remaining carrying amounts in the Company's Consolidated Balance Sheets as of September 26, 2021. The sale of eOne Music in 2021 did not impact the Company's previously reported 2020 net revenues, operating profits, earnings, assets or liabilities.
Information by segment and a reconciliation to reported amounts for the quarters and nine months ended September 26, 2021 and September 27, 2020 are as follows:

	Quarter Ended
	September 26, 2021		September 27, 2020
Net revenues	External	Affiliate (b)	External	Affiliate (b)
Consumer Products	$1,282.7	$(149.6)	$1,317.8	$(110.1)
Wizards of the Coast and Digital Gaming	360.2	(38.0)	273.4	(23.4)
Entertainment	327.1	(13.7)	185.4	(2.2)
Corporate and Other (b)	—	201.3	—	135.7
	$1,970.0	$—	$1,776.6	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Nine Months Ended
	September 26, 2021		September 27, 2020
Net revenues	External	Affiliate (b)	External	Affiliate (b)
Consumer Products	$2,625.8	$(316.8)	$2,409.8	$(268.8)
Wizards of the Coast and Digital Gaming	1,008.7	(93.1)	670.7	(56.4)
Entertainment	772.5	(40.4)	662.0	(3.9)
Corporate and Other (b)	—	450.3	—	329.1
	$4,407.0	$—	$3,742.5	$—

	Quarter Ended		Nine Months Ended
Operating profit (loss)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Consumer Products	$210.4	$226.2	$260.5	$171.2
Wizards of the Coast and Digital Gaming	159.4	141.6	462.3	311.5
Entertainment	22.4	(28.3)	(74.3)	(106.1)
Corporate and Other (b)	(24.3)	(2.9)	(56.7)	(61.1)
	$367.9	$336.6	$591.8	$315.5

Total assets	September 26, 2021	September 27, 2020	December 27, 2020
Consumer Products (a)	$4,754.0	$6,323.4	$5,552.5
Wizards of the Coast and Digital Gaming	915.1	926.9	585.7
Entertainment (b)	5,570.0	6,199.7	6,003.0
Corporate and Other (b)	(1,008.7)	(2,746.8)	(1,322.9)
	$10,230.4	$10,703.2	$10,818.3
(a) During the second quarter of 2021, the Company adjusted certain inter-segment balance sheet amounts which impacted the Consumer Products and Corporate and Other total asset values. These adjustments did not impact the Company's total assets.
(b) Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in both Entertainment and Corporate and Other. Allocations of certain Corporate and Other expenses, related to these assets are made to the individual operating segments at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and Other because allocations are translated from the U.S. Dollar to local currency at budgeted rates when recorded. Corporate and Other also includes the elimination of inter-company balance sheet amounts.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the quarters and nine months ended September 26, 2021 and September 27, 2020:

	Quarter Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
North America	$805.0	$830.1	$1,559.1	$1,434.9
Europe	304.2	316.8	669.2	615.4
Asia Pacific	75.5	78.2	208.7	197.1
Latin America	98.0	92.7	188.8	162.4
Net revenues	$1,282.7	$1,317.8	$2,625.8	$2,409.8
The following table represents consolidated Entertainment segment net revenues by category for the quarters and nine months ended September 26, 2021 and September 27, 2020:

	Quarter Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Film and TV	$255.4	$141.6	$586.1	$514.5
Family Brands	60.5	14.2	105.4	58.9
Music and Other	11.2	29.6	81.0	88.6
Net revenues	$327.1	$185.4	$772.5	$662.0
The following table presents consolidated net revenues by brand and entertainment portfolio for the quarters and nine months ended September 26, 2021 and September 27, 2020:

	Quarter Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Franchise Brands	$882.0	$807.5	$2,023.4	$1,580.9
Partner Brands	366.7	409.2	766.7	729.8
Hasbro Gaming (1)	281.9	239.2	565.3	516.3
Emerging Brands	177.5	155.0	399.2	325.1
TV/Film/Entertainment	261.9	165.7	652.4	590.4
Total	$1,970.0	$1,776.6	$4,407.0	$3,742.5
(1) Hasbro's total gaming category, which includes all gaming net revenues, both those reported in Hasbro Gaming and those reported elsewhere, most notably MAGIC: THE GATHERING and MONOPOLY which are reported within Franchise Brands, totaled $658.6 million and $1,543.3 million for the quarter and nine months ended September 26, 2021, respectively. For the quarter and nine months ended September 27, 2020, total gaming revenues were $543.1 million and $1,202.6 million, respectively.
(15) eOne Music Sale
On April 25, 2021, the Company entered into a definitive agreement to sell eOne Music for an aggregate sales price of $385.0 million, subject to certain closing adjustments related to working capital and net debt.
On June 29, 2021, the Company completed the sale of eOne Music for net proceeds of $397.0 million, including the sales price of $385.0 million and $12.0 million of closing adjustments related to working capital and net debt calculations. The final proceeds are subject to further adjustments upon completion of closing working capital, which will be recognized in the fourth quarter of 2021. The Company acquired eOne Music through its acquisition of eOne in December 2019 ("eOne Acquisition"). Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the eOne Acquisition, the Company recorded a pre-tax non-cash goodwill impairment charge of $101.8 million within Loss on Disposal of Business on the Consolidated Statements of Operations for the nine months ended September 26, 2021. The Company also recorded pre-tax cash transaction expenses of $9.5 million within Selling, Distribution and Administration expenses on the Consolidated Statements of Operations during the second quarter of 2021. The impairment

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
charge was recorded within the Entertainment segment and the transaction costs were recorded within the Corporate and Other segment.
The operations of eOne Music did not meet the criteria to be presented as discontinued operations in accordance with Accounting Standards Update No. 2014-08 (ASU 2014-08) Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and eOne Music did not represent an individually significant component of the Company’s business. Income from operations before income taxes, attributable to eOne Music, was recorded to the Company's Consolidated Statements of Operations, within the Entertainment segment through the sale transaction closing date. Assets of $479.5 million and liabilities of $76.3 million, attributable to eOne Music, were de-consolidated as of the closing date and, as of September 26, 2021, there are no remaining carrying amounts in the Company's Consolidated Balance Sheets.
The following table presents the carrying amounts of the major classes of eOne Music assets and liabilities sold on June 29, 2021:

June 29, 2021
Cash and Cash Equivalents	$18.2
Goodwill and Other Intangible Assets	410.3
Prepaid Expenses	31.0
Other Assets	20.0
Total Assets	479.5

Accrued Liabilities	24.4
Deferred Taxes	36.9
Other Liabilities	15.0
Total Liabilities	$76.3
(16) Restructuring Actions
During 2018, the Company announced a comprehensive restructuring plan which consisted of re-designing its go-to market strategy and re-shaping its organization to become a more responsive, innovative and digitally-driven play and entertainment company. As part of this process the Company took certain restructuring actions which continued through 2019. The actions primarily included headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future. In the first nine months of 2020, the Company continued to streamline its commercial organization, and recorded severance of $11.5 million associated with these cost-savings initiatives.
During 2020, in connection with the eOne Acquisition, the Company recorded $32.5 million of severance and other employee charges related to the integration of eOne. For the quarter and nine months ended September 27, 2020, the related charge was $1.4 million and $20.8 million, respectively, which was recorded within acquisition and related costs on the Consolidated Statements of Operations, and reported within Corporate and Eliminations.
The detail of activity related to the programs for the nine months ended September 26, 2021 is as follows:

	2018 Restructuring & 2020 Commercial Program	eOne Integration Program	Other	Total
Remaining amounts to be paid as of December 27, 2020	$17.3	16.9	0.8	$35.0
Payments made in the first nine months of 2021	(6.3)	(8.8)	—	(15.1)
Remaining amounts as of September 26, 2021	$11.0	8.1	0.8	$19.9

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(17) Subsequent Event
Leadership Matters
On October 12, 2021, we announced the passing of our leader and longtime Chairman and Chief Executive Officer, Brian D. Goldner. The Company’s Board of Directors (the "Board") has appointed Richard S. Stoddart to serve as Hasbro’s interim CEO while the Board completes its process for appointing a permanent CEO. Mr. Stoddart has served as a member of the Board since 2014, most recently as the Board’s Lead Independent Director and is the former President and Chief Executive Officer of global marketing execution firm InnerWorkings, Inc., serving in that role from 2017 until 2020 when InnerWorkings, Inc. was acquired. In addition to the appointment of Mr. Stoddart, Tracy A. Leinbach has been appointed to serve as Chair of the Board. Mrs. Leinbach has been a member of the Board since 2008.
Under Mr. Goldner’s employment agreement, we expect to incur additional compensation expense in the fourth quarter of 2021 due to the accelerated vesting of certain equity awards as a result of Mr. Goldner's passing. A description of Mr. Goldner’s employment agreement can be found in the Company’s proxy statement filed with the SEC on April 1, 2021 and filed as an exhibit to our 2020 Form 10-K. In future periods, we may incur additional compensation related expenses in connection with our succession plans and the appointment of a permanent CEO.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q, including the following section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements expressing management's current expectations, goals, objectives and similar matters. These forward-looking statements may include statements concerning: the ability to achieve our financial and business goals and objectives, including continued profitable growth and successful integration of eOne; our efforts to ship sufficient product to meet demand due to supply chain issues affecting businesses globally which are expected to continue for the remainder of 2021 and possibly into 2022; operation of our third-party manufacturing facilities; the impact of global coronavirus outbreak on our business; the Company's product and entertainment plans, including the timing of product and content releases; changes in the methods of content distribution, including increased reliance on streaming outlets; marketing and promotional efforts; anticipated expenses, including compensation related expenses due to the passing of our former Chairman and CEO and the appointment of a successor CEO; working capital and liquidity; anticipated impact of acquisitions and dispositions; and anticipated impact of changes in accounting standards. See Item 1A, in Part II of this report and Item 1A, in Part I of the Annual Report on Form 10-K for the year ended December 27, 2020 (“2020 Form 10-K”), for a discussion of factors which may cause the Company's actual results or experience to differ materially from that anticipated in these forward-looking statements. The Company undertakes no obligation to revise the forward-looking statements in this report after the date of the filing.
EXECUTIVE SUMMARY
Hasbro, Inc. (“Hasbro”) is a global play and entertainment company committed to Creating the World’s Best Play and Entertainment Experiences. From toys, games and consumer products to television, movies, digital gaming, and other entertainment experiences, we connect to global audiences by bringing to life great innovations, stories and brands across established and inventive platforms. Our iconic brands include NERF, MAGIC: THE GATHERING, MY LITTLE PONY, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, POWER RANGERS, PEPPA PIG and PJ MASKS, as well as premier partner brands. Through our global independent entertainment studio, Entertainment One (“eOne”), we are building our brands globally through great storytelling and content on all screens, including content based on our children’s and family entertainment brands as well as offering the production and distribution of a broad spectrum of live-action scripted and unscripted entertainment content geared toward all audiences. At Hasbro, we are committed to making the world a better place for all children, fans and families. We believe that doing well includes doing good in the world and for all our constituents. This is demonstrated in all we do, including through our corporate social responsibility and philanthropy initiatives.
2021 Developments
Leadership Matters
On October 12, 2021, we announced the passing of our beloved leader and longtime Chairman and Chief Executive Officer, Brian D. Goldner. Brian joined Hasbro in 2000 and was quickly recognized as a visionary in the industry. He was appointed CEO in 2008 and became Chairman of the Board in 2015. He was instrumental in transforming the Company into a global play and entertainment leader, architecting a strategic Brand Blueprint to create the world’s best play and storytelling experiences. Through his unwavering focus, he expanded the Company beyond toys and games into television, movies, digital gaming and beyond, to ensure Hasbro’s iconic brands reached every consumer.
Richard S. Stoddart, most recently the Lead Independent Director of the Board, has been appointed by the Board to serve as Hasbro’s interim CEO while the Company executes its CEO succession plan. Mr. Stoddart has served as a member of the Board since 2014 and is the former President and Chief Executive Officer of global marketing execution firm InnerWorkings, Inc., serving in that role from 2017 until 2020 when InnerWorkings, Inc. was acquired. Prior to that, Mr. Stoddart was the Chief Executive Officer of Leo Burnett Worldwide from February 2016 to 2017, the Chief Executive Officer of Leo Burnett North America from 2013 to 2016 and the President of Leo Burnett North America from 2005 to 2013. In addition to the appointment of Mr. Stoddart, Tracy A. Leinbach, a member of the Board since 2008, has been appointed to serve as Chair, the Lead Independent Director role has been eliminated, and Edward M. Philip has been appointed to serve as Chair of the Nominating, Governance and Social Responsibility Committee.
Under Mr. Goldner’s employment agreement, we expect to incur additional compensation expense in the fourth quarter of 2021 due to the accelerated vesting of certain equity awards then held by Mr. Goldner. A description of Mr. Goldner’s employment agreement can be found in the Company’s proxy statement filed with the SEC on April 1, 2021. In future periods, we may incur additional compensation related expenses in connection with our succession plans and the appointment of a permanent CEO.

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
•Entertainment Our Entertainment business engages in the development, acquisition, production, financing, distribution and sale of world-class entertainment content including film, scripted and unscripted television, family programming, digital content and live entertainment.
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
eOne Music Sale
On June 29, 2021, we completed the sale of our Entertainment One Music business (“eOne Music”) for $397 million, including the sales price of $385 million and $12 million of closing adjustments related to working capital and net debt calculations. The final proceeds are subject to further adjustments upon completion of closing working capital, which will be recognized in the fourth quarter of 2021. Based on the value allocated to the music assets as part of the eOne Acquisition, the Company recorded a pre-tax non-cash goodwill impairment charge of $101.8 million included within Loss on Disposal of Business, as well as

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
transaction expenses of $9.5 million ($7.3 million after-tax) within Selling, Distribution and Administration costs, within the Consolidated Statements of Operations during the first nine months of 2021. The impairment charge was recorded within the Entertainment segment and the transaction costs were recorded within the Corporate and Other segment. The financial results of eOne Music were recorded within the Company's Entertainment segment through the date of the closing of the sale. The assets and liabilities of eOne Music were de-consolidated as of the closing date and there are no remaining carrying amounts in the Company's Consolidated Balance Sheets as of September 26, 2021.
Coronavirus Pandemic
Throughout 2020 and continuing through the first nine months of 2021, the novel coronavirus (COVID-19) pandemic has had a substantial adverse impact on our business, as well as our employees, consumers, customers, partners, licensees, suppliers and manufacturers, due in part to the preventative measures taken to reduce the spread of the virus worldwide.
We experienced and in some cases, continue to experience:
•disruptions in supply of products, due to closures or reductions in operations at third-party manufacturing facilities across several geographies including, but not limited to, China, India, Vietnam the United States and Ireland, as well as difficulties in shipping and distributing products due to ongoing port capacity, shipping container and truck transportation shortages, resulting in higher costs for both ocean and air freight and delays in the availability of products, which can result in delayed sales and in some cases result in lost sales. These and other disruptions are expected to continue through the remainder of 2021 and possibly into 2022;
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
•limited production of live-action scripted and unscripted entertainment content due to the hard stop and soft reopening of production studios;
•delays or postponements of entertainment productions and releases of entertainment content both internally and by our partners;
•increases in entertainment production costs due to measures required to minimize COVID-19 risks; and
•challenges of working remotely.
In response to these challenges, we developed and continue to develop and execute plans to mitigate the negative impact of COVID-19 to the business. Our responses included:
•utilizing our global supply chain and existing inventory to work to meet demand, while managing freight cost increases across all markets, as our manufacturing facilities returned to varying levels of operation;
•mitigating risk in global supply chain by expanding shipping capacity, activating alternate ports in China and the U.S. and prioritizing supply based on inventory and customer needs, including utilizing air freight if necessary;
•accelerating our business online and expanding omni-channel to get products to customers and consumers;
•developing innovative ways to enable players to continue to play MAGIC: THE GATHERING and DUNGEONS & DRAGONS games remotely;
•continuing to create new entertainment, including post-production work and the development of animation productions remotely; and
•the gradual return of TV and film productions in late 2020. Currently, our studios are back to operating at pre-pandemic production levels across all businesses, with preventative measures and health and safety protocols in place.
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
Brand Blueprint Strategy
Hasbro's strategic plan is centered around the Hasbro Brand Blueprint, a framework for bringing compelling and expansive brand experiences to consumers and audiences around the world. Our brands are story-led consumer franchises brought to life

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
through a wide array of consumer products, digital gaming and compelling content offered across a multitude of platforms and media. Hasbro's purpose of making the world a better place for all children, fans and families sits at the center of the Hasbro Brand Blueprint and is a key driver of Hasbro brands and content. The development and execution of our brands and content are informed by our proprietary consumer insights, which help us understand the behavior of our consumers, from a consumption of content and play standpoint. We have learned that consumers will travel with a brand that they love across multiple forms and formats, including our core historical strength of toys and games and licensed consumer products, as well as digital gaming and story-led entertainment, such as short-form content online and long-form content in television and film. As the global consumer landscape, shopping behaviors and the retail and entertainment environments continue to evolve, we continue to adapt and refine our business strategy. This process includes reexamining the ways we organize across the Hasbro Brand Blueprint, re-shaping our business into a more adaptive and digitally-driven organization, expanding our ecommerce capabilities and attracting and developing a high-performing and diverse workforce through human capital investments.
Third quarter 2021 highlights:
•Third quarter net revenues were $1,970.0 million compared to $1,776.6 million in the third quarter of 2020 and included a favorable foreign currency translation of $13.1 million. Absent the favorable impact of foreign currency exchange, third quarter net revenues increased 10%.
•Net revenues in the Entertainment segment increased 76% to $327.1 million; Wizards of the Coast and Digital Gaming segment net revenues increased 32% to $360.2 million; and Consumer Products segment net revenues declined 3% to $1,282.7 million.
•TV/Film/Entertainment portfolio net revenues increased 58%; Hasbro Gaming net revenues increased 18%; Emerging Brands net revenues increased 15%; Franchise Brands net revenues increased 9%; and net revenues from Partner Brands decreased 10% in the third quarter of 2021.
•Operating profit was $367.9 million, or 19% of net revenue, in the third quarter of 2021 compared to operating profit of $336.6 million, or 19% of net revenue, in the third quarter of 2020.
•Third quarter 2021 operating profit was negatively impacted by $19.7 million ($16.3 million after-tax) of eOne acquired intangible asset amortization and $2.0 million ($1.7 million after-tax) of expense associated with retention awards granted in connection with the eOne acquisition.
•Third quarter 2020 operating profit was negatively impacted by $24.7 million ($19.7 million after-tax) of eOne acquired intangible asset amortization and acquisition and related expenses of $5.9 million ($4.7 million after-tax).
•Net earnings attributable to Hasbro, Inc. of $253.2 million, or $1.83 per diluted share, in the third quarter of 2021 compared to net earnings of $220.9 million, or $1.61 per diluted share, in the third quarter of 2020.
•Third quarter 2020 net earnings included incremental income tax expense of $13.6 million, or $0.10 per diluted share, related to a change in the United Kingdom ("UK") tax code.
First nine months 2021 highlights:
•Net revenues increased 18% to $4,407.0 million in first nine months of 2021 compared to $3,742.5 million in the first nine months of 2020. The increase in net revenues included $66.5 million of favorable foreign currency translation. Absent the impact of foreign currency exchange, net revenues increased 16%.
•Net revenues in the Wizards of the Coast and Digital Gaming segment increased 50% to $1,008.7 million; Entertainment segment net revenues increased 17% to $772.5 million; and Consumer Products segment net revenues increased 9% to $2,625.8 million.
•Net revenues from Franchise Brands increased 28%; Emerging Brands net revenues increased 23%; TV/Film/Entertainment portfolio net revenues increased 11%; Hasbro Gaming net revenues increased 9%; and Partner Brands net revenues increased 5% during the first nine months of 2021.
•Operating profit was $591.8 million, or 13% of net revenues, in the first nine months of 2021 compared to operating profit of $315.5 million, or 8% of net revenues, in the first nine months of 2020.
•Operating profit in the first nine months of 2021 was negatively impacted by a pre-tax non-cash impairment charge of $101.8 million and pre-tax cash transaction expenses of $9.5 million ($7.3 million after-tax) associated with the sale of eOne Music; $66.4 million ($55.0 million after-tax) of eOne acquired intangible asset amortization; and $5.8 million ($5.0 million after-tax) of expense associated with retention awards granted in connection with the eOne acquisition.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
•Operating profit in the first nine months of 2020 was negatively impacted by acquisition and related expenses of $166.0 million ($140.7 million after-tax); $72.3 million ($57.5 million after-tax) of eOne acquired intangible asset amortization; and $11.5 million ($10.2 million after-tax) of restructuring charges associated with cost savings initiatives.
•Net earnings attributable to Hasbro, Inc. were $346.5 million, or $2.51 per diluted share, in the first nine months of 2021 compared to net earnings attributable to Hasbro, Inc. of $117.3 million, or $0.85 per diluted share, in the first nine months of 2020.
•In addition to the negative impacts to operating profit described above, net earnings in the first nine months of 2021 were impacted by incremental income tax expense of $39.4 million, $0.28 per diluted share, related to a change in the UK tax code.
•In addition to the negative impacts to operating profit described above, net earnings in the first nine months of 2020 were impacted by incremental income tax expense of $13.6 million, or $0.10 per diluted share, related to a change in the UK tax code.
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
SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarters and nine-month periods ended September 26, 2021 and September 27, 2020.

	Quarter Ended		Nine Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net revenues	$1,970.0	$1,776.6	$4,407.0	$3,742.5
Operating profit	367.9	336.6	591.8	315.5
Earnings before income taxes	323.4	299.2	494.0	183.5
Net earnings	254.9	220.0	350.5	119.2
Net earnings (loss) attributable to noncontrolling interests	1.7	(0.9)	4.0	1.9
Net earnings attributable to Hasbro, Inc.	253.2	220.9	346.5	117.3
Diluted earnings per share	1.83	1.61	2.51	0.85
RESULTS OF OPERATIONS – CONSOLIDATED
Third Quarter 2021
The quarters ended September 26, 2021 and September 27, 2020 were each 13-week periods.
Consolidated net revenues for the third quarter of 2021 increased $193.4 million, or 11%, to $1,970.0 million compared to the third quarter of 2020, including a favorable $13.1 million impact from foreign currency translation as a result of strengthening currencies, primarily in the Company's Latin American and Asia Pacific regions during the third quarter of 2021 compared to 2020.
Operating profit for the third quarter of 2021 was $367.9 million, or 19% of net revenues, compared to operating profit of $336.6 million, or 19% of net revenues, for the third quarter of 2020. The operating profit increase was driven primarily by higher revenues and a favorable product mix, and to a lesser extent, lower royalty expense and lower intangible asset amortization expense. These favorable results were partially offset by higher freight costs due to shipping cost increases and the use of air freight to manage supply chain disruptions, as well as higher product cost amortization, higher development costs and higher advertising costs. Operating profit during the third quarter of 2021 reflects $19.7 million ($16.3 million after-tax) of eOne acquired intangible asset amortization and $2.0 million ($1.7 million after-tax) of expense associated with retention awards granted in connection with the eOne acquisition. Operating profit during the third quarter of 2020 reflects $24.7 million ($19.7 million after-tax) of expenses related to eOne acquired intangible asset amortization and $5.9 million ($4.7 million after-tax) of acquisition and related costs.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Net earnings attributable to Hasbro, Inc. were $253.2 million for the third quarter of 2021 compared to net earnings of $220.9 million for the third quarter of 2020. Diluted earnings per share attributable to Hasbro, Inc. for the third quarter of 2021 were $1.83, compared to diluted earnings per share of $1.61 in the third quarter of 2020 and reflect the negative impact of $0.12 per diluted share and $0.01 per diluted share from eOne acquired intangible asset amortization and costs associated with retention awards, respectively. Diluted earnings per share in 2020 reflect the negative impact of eOne acquired intangible asset amortization of $0.14 per diluted share, incremental income tax expense related to a change in the UK tax code of $0.10 per diluted share and acquisition and related costs of $0.03 per diluted share.
The following table presents net revenues by brand and entertainment portfolio for the quarters ended September 26, 2021 and September 27, 2020.

	Quarter Ended
	September 26, 2021	September 27, 2020	% Change
Franchise Brands	$882.0	$807.5	9%
Partner Brands	366.7	409.2	-10
Hasbro Gaming	281.9	239.2	18
Emerging Brands	177.5	155.0	15
TV/Film/Entertainment	261.9	165.7	58
Total	$1,970.0	$1,776.6	11%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 9% in the third quarter of 2021 compared to the third quarter of 2020. The majority of the increase in 2021 was driven by higher net revenues from MAGIC: THE GATHERING products as a result of the Adventures in Forgotten Realms and Innistrad: Midnight Hunt set releases during the third quarter, and higher net revenues from MY LITTLE PONY due to the September 2021 release of the feature length film, MY LITTLE PONY: A NEW GENERATION and the launch of the associated product line. To a lesser extent, net revenues from TRANSFORMERS increased, supported by the release of the final chapter of the TRANSFORMERS: WAR FOR CYBERTRON trilogy in July 2021. These increases were partially offset by lower net revenues from PLAY-DOH products during the third quarter of 2021.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 10% in the third quarter of 2021 compared to the third quarter of 2020. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues by partner brand, fluctuate depending on entertainment popularity, release dates and related product line offerings and success. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms.
During the third quarter of 2021, Partner Brands net revenue decreases were primarily driven by declines in DISNEY FROZEN products, as a result of the entertainment support in the prior year from the November 2019 theatrical release of DISNEY’S FROZEN 2, and net revenue declines from STAR WARS products, compared to a strong third quarter in 2020, in anticipation of the October 2020 release of the Disney+ streaming series STAR WARS: THE MANDALORIAN, season two, as well as lower sales of products for TROLLS as a result of the entertainment support in the prior year from the TROLLS WORLD TOUR film, released in April 2020. Partially offsetting these declines was growth in Hasbro products for MARVEL and DISNEY PRINCESS and to a lesser extent, GHOSTBUSTERS products. The Company's MARVEL products benefited from fan support, primarily in the U.S., across multiple properties including MARVEL LEGENDS and the launch of the preschool product line supporting Spidey and His Amazing Friends, a children’s animated television series, as well as from the introduction of products supported by the theatrical release of Shang-Chi and the Legend of the Ten Rings in September 2021. The Company's DISNEY PRINCESS products were supported by recent entertainment releases including RAYA and THE LAST DRAGON which premiered in March 2021, and from the library of Disney Princess films available on Disney+.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 18% in the third quarter of 2021 compared to the third quarter of 2020. Higher net revenues were driven by net revenue increases from DUNGEONS & DRAGONS products as well as net revenue increases from classic games including LIFE and CONNECT 4 products.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably revenues from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, totaled $658.6 million for the third quarter of 2021, an increase of 21%, as compared to $543.1 million in the third quarter of 2020.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 15% during the third quarter of 2021 compared to the third quarter of 2020. Net revenue increases were driven by the launch of the Company's first PEPPA PIG and PJ MASKS product lines during the third quarter of 2021, and to a lesser extent, higher net revenues from GI JOE products. These increases were partially offset by lower net revenues from POWER RANGERS, POTATO HEAD and FURREAL FRIENDS products during the third quarter of 2021.
TV/FILM/ENTERTAINMENT: During the third quarter of 2021, net revenues from the TV/Film/Entertainment portfolio increased 58% compared to the third quarter of 2020 as the entertainment industry continues to recover from the impact of the COVID-19 pandemic. Net revenue increases during the third quarter of 2021 were driven by scripted television deliveries that include YELLOWJACKETS and THE ROOKIE, as well as from certain other scripted and unscripted programs compared to the third quarter of 2020 where deliveries were limited or delayed. In addition, feature length film deliveries, including FINCH and COME FROM AWAY, contributed to the TV/Film/Entertainment portfolio net revenue increase during the third quarter of 2021.
First Nine Months 2021
The nine-month periods ended September 26, 2021 and September 27, 2020 were each 39-week periods.
For the first nine months of 2021, consolidated net revenues increased 18% to $4,407.0 million including a favorable variance of $66.5 million as a result of foreign currency translation due to strengthening currencies primarily across the Company's European and to a lesser extent, Asia Pacific and Latin American markets, when compared to the first nine months of 2020.
Operating profit for the first nine months of 2021 was $591.8 million, or 13% of net revenues, compared to operating profit of $315.5 million, or 8% of net revenues, for the first nine months of 2020. The increase in operating profit was driven by higher revenues and favorable product mix, partially offset by increased costs to drive the business including, higher program amortization costs, product development costs, marketing and advertising costs and higher freight costs due to shipping cost increases. Operating profit during the first nine months of 2021 reflects a pre-tax non-cash impairment charge of $101.8 million included within Loss on Disposal of Business and transaction costs of $9.5 million ($7.3 million after-tax) included within Selling, Distribution and Administration, associated with the sale of eOne Music, as well as $66.4 million ($55.0 million after-tax) of expenses related to eOne acquired intangible asset amortization and $5.8 million ($5.0 million after-tax) of expense for retention awards granted in connection with the eOne acquisition. Operating profit during the first nine months of 2020 was reflects acquisition and related costs of $166.0 million ($140.7 million after-tax); $72.3 million ($57.5 million after-tax) of expenses related to eOne acquired intangible asset amortization; and restructuring charges associated with cost savings initiatives of $11.5 million ($10.2 million after-tax).
Net earnings attributable to Hasbro, Inc. were $346.5 million for the first nine months of 2021 compared to net earnings of $117.3 million for the first nine months of 2020. In addition to the negative impacts to operating profit described above, net earnings in the first nine months of 2021 were impacted by incremental income tax expense of $39.4 million related to a change in the UK tax code. Diluted earnings per share attributable to Hasbro, Inc. were $2.51 in the first nine months of 2021, compared to diluted earnings per share of $0.85 in the first nine months of 2020. Net earnings attributable to Hasbro, Inc. for the first nine months of 2021 reflect the negative impact of a non-cash impairment charge and transaction expenses, totaling $0.79 per diluted share, associated with the sale of eOne Music, incremental income tax expense related to a change in the UK tax code of $0.28 per diluted share, as well as the impact of eOne acquired intangible asset amortization of $0.40 per diluted share and costs associated with retention awards of $0.04 per diluted share. Net earnings for the first nine months of 2020 reflect the negative impact of acquisition related costs and eOne acquired intangible asset amortization of $1.02 per diluted share and $0.42 per diluted share, respectively, as well as incremental income tax expense related to a change in the UK tax code of $0.10 per diluted share and restructuring charges associated with cost savings initiatives of $0.07 per diluted share.
The following table presents net revenues by product category for the first nine months of 2021 and 2020.

	Nine Months Ended
	September 26, 2021	September 27, 2020	% Change
Franchise Brands	$2,023.4	$1,580.9	28%
Partner Brands	766.7	729.8	5
Hasbro Gaming	565.3	516.3	9
Emerging Brands	399.2	325.1	23
TV/Film/Entertainment	652.4	590.4	11
Total	$4,407.0	$3,742.5	18%

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 28% in the first nine months of 2021 compared to 2020. Higher net revenues from MAGIC: THE GATHERING products, as a result of successful card set releases, drove the majority of the increase during the first nine months of 2021. To a lesser extent, higher net revenues from NERF products, most notably in the US, higher net revenues from the MY LITTLE PONY brand, due to the release of MY LITTLE PONY: A NEW GENERATION and the launch of the associated product line, and higher net revenues from TRANSFORMERS and PLAY-DOH products contributed to the increase during the first nine months of 2021.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 5% during the first nine months of 2021 compared to 2020. Net revenue increases from the Company's MARVEL, DISNEY PRINCESS and STAR WARS products drove growth in the Partner Brands portfolio during the first nine months of 2021, and to a lesser extent, GHOSTBUSTERS products contributed to net revenue growth. The Company's MARVEL products benefited from fan support, primarily in the U.S., and from the September 2021 theatrical release of SHANG-CHI AND THE LEGEND OF THE TEN RINGS. The Company's DISNEY PRINCESS and STAR WARS products benefited from entertainment releases including Disney's RAYA and THE LAST DRAGON which premiered in March 2021, availability of the library of Disney Princess films on Disney+, and from the Disney+ streaming series, STAR WARS: THE MANDALORIAN, season two, released during the fourth quarter of 2020. These increases were partially offset by net revenue declines from TROLLS and DISNEY FROZEN products as a result of the entertainment support in the prior year from the TROLLS WORLD TOUR film, released in April 2020 and the November 2019 theatrical release of DISNEY’S FROZEN 2.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 9% in the first nine months of 2021 compared to the first nine months of 2020 driven by increased net revenues from DUNGEONS & DRAGONS, GUESS WHO and THE GAME OF LIFE products, partially offset by net revenue decreases from JENGA and certain other Hasbro Gaming products.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, were $1,543.3 million, an increase of 28%, in the first nine months of 2021 versus $1,202.6 million in the first nine months of 2020.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio grew 23% for the first nine months of 2021 compared to the first nine months of 2020. Net revenue increases were primarily driven by the Company's launch of its first PEPPA PIG and PJ MASKS products during the third quarter of 2021, as well as from GI JOE products, which benefited from the July 2021 theatrical release, SNAKE EYES: G.I. JOE ORIGINS. These increases were partially offset by lower net revenues from POWER RANGERS and LITTLEST PET SHOP products during the first nine months of 2021.
TV/FILM/ENTERTAINMENT: During the first nine months of 2021, net revenues from the TV/Film/Entertainment portfolio increased 11% compared to the first nine months of 2020. In 2020, the shutdown of live action TV and film productions and theatrical releases, beginning late in the first quarter of 2020 as a result of the COVID-19 pandemic, had a significant impact on entertainment deliveries during the second half of 2020 and first nine months of 2021. However, as of the end of the third quarter 2021, the Company's production studios were operating at pre-pandemic levels across all businesses.
The drivers of the net revenue increase during the first nine months of 2021 include higher scripted television production deliveries, most notably from YELLOWJACKETS and THE ROOKIE series, and higher licensing, production and transactional revenues from programming featuring the Company's brands. These increases were partially offset by lower distribution revenues overall, due to the gap in available entertainment deliveries in 2021, as a result of the conditions described above.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
SEGMENT RESULTS
Third Quarter 2021
The following table presents net external revenues and operating profit data for the Company's principal segments for the quarters ended September 26, 2021 and September 27, 2020:

	Quarter Ended
	September 26, 2021	September 27, 2020	% Change
Net Revenues
Consumer Products segment	$1,282.7	$1,317.8	-3%
Wizards of the Coast and Digital Gaming segment	360.2	273.4	32%
Entertainment segment *	327.1	185.4	76%

Operating Profit (Loss)
Consumer Products segment	$210.4	$226.2	-7%
Wizards of the Coast and Digital Gaming segment	159.4	141.6	13%
Entertainment segment *	22.4	(28.3)	> 100%
* Entertainment segment net revenues and operating profit (loss), for the quarter ended September 27, 2020 include $28.7 million and $1.0 million, respectively, from eOne Music.
Consumer Products Segment
The Consumer Products segment net revenues declined 3% to $1,282.7 million for the third quarter of 2021 compared to $1,317.8 million for the third quarter of 2020, due in part to declines in shipments as a result of supply chain disruption in the U.S. and Europe and included the impact of a favorable $6.8 million currency translation. Drivers of the net revenue decrease include lower sales of DISNEY FROZEN and STAR WARS products as well as lower sales of PLAY-DOH and TROLLS products during the third quarter. These sales declines were partially offset by higher sales of PJ MASKS and PEPPA PIG products, following the launch of the Company's own product lines for these brands during the third quarter of 2021, higher sales of the Company's products for MARVEL and DISNEY PRINCESS, and higher sales within Hasbro Gaming products. Net revenues declined across North America, Europe and the Asia Pacific regions while in Latin American markets, where the favorable impact of foreign currency exchange was more significant compared to other regions, net revenue remained relatively flat absent the positive impact from foreign currency exchange of $3.4 million.
Consumer Products segment operating profit for the third quarter of 2021 was $210.4 million or 16% of segment net revenues, compared to segment operating profit of $226.2 million or 17% of segment net revenues, for the third quarter of 2020. The operating profit decrease in the third quarter of 2021 was driven by lower segment net revenues as described above, higher product costs and distribution costs as a result of global supply chain disruptions, including higher ocean freight rates and increases in air freight costs. These negative impacts were partially offset by price increases, lower intangible asset amortization costs and lower royalty expenses due to lower sales of Partner Brands products during the third quarter of 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents the Consumer Products segment net revenues by major geographic region for the quarters ended September 26, 2021 and September 27, 2020.

	Quarter Ended
	September 26, 2021	September 27, 2020
North America	$805.0	$830.1
Europe	304.2	316.8
Asia Pacific	75.5	78.2
Latin America	98.0	92.7
Net Revenues	$1,282.7	$1,317.8

Wizards of the Coast and Digital Gaming Segment
Wizards of the Coast and Digital Gaming segment net revenues increased 32% in the third quarter of 2021 to $360.2 million from $273.4 million in the third quarter of 2020 and included the impact of a favorable $2.0 million foreign currency translation.
The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the third quarter of 2021 was attributable to net revenue increases from Wizards of the Coast table-top and digital gaming products, most notably, MAGIC: THE GATHERING, driven by the Adventures in Forgotten Realms and Innistrad: Midnight Hunt set releases, as well as higher sales from Magic: The Gathering Arena mobile and net revenue contributions from Dungeons & Dragons: Dark Alliance, launched during the first half of 2021.
Wizards of the Coast and Digital Gaming segment operating profit was $159.4 million, or 44% of segment net revenues for the third quarter of 2021, compared to operating profit of $141.6 million, or 52% of segment net revenues, for the third quarter of 2020. The operating profit increase during the third quarter of 2021 was the result of increased sales and product launches described above, partially offset by higher development costs, advertising costs and administrative costs, including depreciation expense, primarily related to costs to support the Company's digital gaming initiatives.
Entertainment Segment
Entertainment segment net revenues increased 76% to $327.1 million for the third quarter of 2021, compared to $185.4 million for the third quarter of 2020 and included the impact of a favorable $4.2 million foreign currency translation. The net revenue increase during the third quarter was driven by higher deliveries of scripted television and film programming following the return of live-action entertainment production in late 2020 and throughout 2021. Also contributing to the increase were higher net revenues from streaming content deals related to programming featuring the Company's brands, as well as revenue recognized due to the delivery of MY LITTLE PONY: A NEW GENERATION, the feature length film released on the steaming service, Netflix in September and released theatrically on a limited basis. These increases were partially offset by the sale of the eOne Music business in the third quarter of 2021 and lower film distribution revenues in 2021, as a result of the limited production of live-action feature length films in 2020.
Entertainment segment operating profit was $22.4 million, or 7% of segment net revenues for the third quarter of 2021 compared to operating losses of $28.3 million, or 15% of segment net revenues for the third quarter of 2020.
The operating profit increase during the third quarter of 2021 was driven by the net revenue increase described above and lower administrative costs, partially offset by higher program cost amortization, advertising costs and royalty expenses. The operating results for the third quarter of 2021 and 2020 included $19.7 million and $24.7 million, respectively, of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents Entertainment segment net revenues by category for the quarters ended September 26, 2021 and September 27, 2020.

	Quarter Ended
	September 26, 2021	September 27, 2020
Film and TV	$255.4	$141.6
Family Brands	60.5	14.2
Music and Other *	11.2	29.6
Net revenues	$327.1	$185.4
*Music and Other category net revenues for the quarter ended September 27, 2020 includes $28.7 million related to eOne Music.
Corporate and Other Segment
The Corporate and Other segment operating losses were $24.3 million for the third quarter of 2021 compared to operating losses of $2.9 million for the third quarter of 2020. Operating losses in 2021 were driven by higher administrative expenses due primarily to higher compensation expense including retention costs of $1.9 million related to the eOne acquisition and higher advertising and promotional costs. Operating losses in 2020 included acquisition and integration costs of $4.6 million and certain restructuring and related costs of $1.3 million associated with the acquisition of eOne.
First Nine Months 2021
The following table presents net revenues and operating profit (loss) for the Company's principal segments for each of the nine-month periods ended September 26, 2021 and September 27, 2020.

	Nine Months Ended
	September 26, 2021	September 27, 2020	% Change
Net Revenues
Consumer Products segment	$2,625.8	$2,409.8	9%
Wizards of the Coast and Digital Gaming segment	1,008.7	670.7	50%
Entertainment segment	772.5	662.0	17%

Operating Profit (Loss)
Consumer Products segment	$260.5	$171.2	52%
Wizards of the Coast and Digital Gaming segment	462.3	311.5	48%
Entertainment segment	(74.3)	(106.1)	30%
* Entertainment segment net revenues for nine-month periods ended September 26, 2021 and September 27, 2020 include $65.2 million and $86.6 million, respectively, from eOne Music.
Consumer Products Segment
The Consumer Products segment net revenues increased 9% to $2,625.8 million for the first nine months of 2021 compared to $2,409.8 million for the first nine months of 2020 and included the impact of a favorable $34.9 million currency translation. The drivers of the net revenue increase include higher sales of NERF and TRANSFORMERS products as well as higher sales of the Company's Partner Brands for MARVEL and DISNEY PRINCESS. To a lesser extent were higher sales of PJ MASKS and PEPPA PIG products, following the launch of the Company's own product lines for these brands during the third quarter of 2021. Partially offsetting these increases were lower sales of certain Partner Brands, notably, the Company's products for DISNEY FROZEN and TROLLS. Revenue grew across all geographic regions, most notably in the U.S. and Europe, and to a lesser extent, in the Company's Latin American and Asia Pacific markets.
Consumer Products segment operating profit for the first nine months of 2021 was $260.5 million or 10% of segment net revenues, compared to segment operating profit of $171.2 million or 7% of segment net revenues, for the first nine months of 2020. The operating profit increase in the first nine months of 2021 was driven by higher segment net revenues as described above, partially offset by higher royalty expenses from higher sales of the Company's Partner Brand products, higher advertising costs as a result of the overall sales increases within the segment as well as higher rates for ocean freight and increases in air freight costs during the first nine months of 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents the Consumer Products segment net revenues by major geographic region for the nine-month periods ended September 26, 2021 and September 27, 2020.

	Nine Months Ended
	September 26, 2021	September 27, 2020
North America	$1,559.1	$1,434.9
Europe	669.2	615.4
Asia Pacific	208.7	197.1
Latin America	188.8	162.4
Net Revenues	$2,625.8	$2,409.8
Wizards of the Coast and Digital Gaming Segment
Wizards of the Coast and Digital Gaming segment net revenues increased 50% in the first nine months of 2021 to $1,008.7 million from $670.7 million in the first nine months of 2020 and included the impact of a favorable $13.6 million foreign currency translation.
The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the first nine months of 2021 was attributable to net revenue increases from Wizards of the Coast table-top and digital gaming products, most notably, MAGIC THE GATHERING, driven by the number of strong performing card set releases, and from DUNGEONS & DRAGONS table-top games. In addition to these increases were higher digital gaming sales from Magic: The Gathering Arena and net revenue contributions associated with the launch of Dungeons & Dragons: Dark Alliance during the second quarter 2021. In addition to the net revenue increases from the Company's Wizards of the Coast business, the segment benefited from growth in certain of the Company's licensed digital games.
Wizards of the Coast and Digital Gaming segment operating profit was $462.3 million, or 46% of segment net revenues for the first nine months of 2021, compared to operating profit of $311.5 million, or 46% of segment net revenues for the first nine months of 2020. The operating profit increase during the first nine months of 2021 was the result of increased sales volumes as described above, partially offset by higher product development costs and administrative expenses, including depreciation expense, and higher advertising costs, primarily related to support of the Company's digital gaming initiatives and tabletop set releases throughout 2021.
Entertainment Segment
Entertainment segment net revenues for the nine months ended September 26, 2021 increased 17% to $772.5 million from $662.0 million for the nine months ended September 27, 2020 and included the impact of a favorable $18.0 million foreign currency translation. The segment net revenue increase was primarily driven by higher deliveries of scripted programming following the return of live-action entertainment production in late 2020 and throughout 2021. Also contributing to the increase were higher net revenues from streaming content deals related to programming featuring the Company's brands, as well as revenue recognized due to the delivery of MY LITTLE PONY: A NEW GENERATION. These increases were partially offset by the sale of the eOne Music business during the third quarter of 2021 and lower film distribution revenues in 2021.
The Entertainment segment operating losses were $74.3 million, or 10% of net revenues, for the nine months ended September 26, 2021, compared to operating losses of $106.1 million, or 16% of segment net revenues, for the nine months ended September 27, 2020. The 2021 results were negatively impacted by a non-cash impairment charge of $101.8 million associated with the sale of eOne Music and $66.4 million of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition. The 2020 results were impacted by $77.7 million of acquisition and integration costs consisting of $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $24.5 million of advisor fees settled at the closing of the acquisition, as well as $72.4 million of incremental intangible amortization costs related to the intangible assets acquired in the eOne Acquisition and $20.8 million in impairment charges for certain production assets.
The improvement in Entertainment segment operating results during the first nine months of 2021 was driven by increased net revenues described above and lower advertising expenses due to declined theatrical activity, partially offset by higher program cost amortization due to the delivery of certain television programming that carries higher costs.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents Entertainment segment net revenues by category for the nine-month periods ended September 26, 2021 and September 27, 2020.

	Nine Months Ended
	September 26, 2021	September 27, 2020
Film and TV	$586.1	$514.5
Family Brands	105.4	58.9
Music and Other *	81.0	88.6
Net revenues	$772.5	$662.0
*Music and Other category net revenues for nine-month periods ended September 26, 2021 and September 27, 2020 include $65.2 million and $86.6 million, respectively, from eOne Music.
Corporate and Other Segment
Operating losses in the Corporate and Other Segment for the first nine months of 2021 were $56.7 million, compared to operating losses of $61.1 million for the first nine months of 2020. Operating losses in 2021 were driven by higher administrative expenses and advertising costs. Administrative expenses include $9.5 million of transaction costs associated with the sale of eOne Music and higher compensation expense, including retention costs of $5.8 million in relation to the eOne acquisition. Operating losses in the first nine months of 2020 were driven primarily by charges related to the eOne Acquisition; including acquisition and integration costs of $26.6 million and restructuring and related costs of $40.8 million. In addition to the charges associated with the eOne Acquisition, the Company incurred $11.6 million of severance charges associated with cost-savings initiatives.
OPERATING COSTS AND EXPENSES
Third Quarter 2021
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended September 26, 2021 and September 27, 2020.

	Quarter Ended
	September 26, 2021	September 27, 2020
Cost of sales	30.9%	34.3%
Program cost amortization	9.5%	4.8%
Royalties	8.7%	10.0%
Product development	4.1%	3.5%
Advertising	8.3%	7.7%
Amortization of intangibles	1.4%	2.0%
Selling, distribution and administration	18.4%	18.3%
Acquisition and related costs	—%	0.3%
Cost of sales for the third quarter of 2021 was $609.5 million, or 30.9% of net revenues, compared to $610.1 million, or 34.3% of net revenues, for the third quarter of 2020. Cost of sales was consistent in dollars due to higher sales volumes and, to a lesser extent, from the impact of $3.3 million of foreign currency exchange, offset by higher freight costs. The cost of sales decrease as a percent of net revenues was driven by product mix, primarily from higher sales of Wizards of the Coast table-top games and higher entertainment revenues.
Program cost amortization increased to $187.9 million, or 9.5% of net revenues, for the third quarter of 2021 from $85.4 million, or 4.8% of net revenues, for the third quarter of 2020. Program costs are capitalized as incurred and amortized using the individual-film-forecast method which matches costs to the related recognized revenue. The increase in dollars and as a percent of net revenues during the third quarter of 2021 was driven by higher programming revenues, primarily from scripted television deliveries and amortization of film production expenses associated with the MY LITTLE PONY: A NEW GENERATION production asset, compared to the third quarter of 2020.
Royalty expense for the third quarter of 2021 decreased to $171.8 million, or 8.7% of net revenues, compared to $176.9 million, or 10.0% of net revenues, for the third quarter of 2020. Fluctuations in royalty expense are generally related to the volume of

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
content releases and deliveries and entertainment-driven products sold. The decrease in royalty expense in dollars was driven by the impact of the sale of eOne Music combined with lower sales of Partner Brand products in the third quarter of 2021 as compared to the third quarter of 2020. The decrease in royalty expense as a percent of net revenues during the third quarter of 2021 was the result of a higher percentage of product sales that do not carry significant royalty expenses.
Product development expense for the third quarter of 2021 was $80.1 million, or 4.1% of net revenues, compared to $62.7 million, or 3.5% of net revenues, for the third quarter of 2020. The increase was primarily related to increased investments in the development of Wizards of the Coast tabletop and digital gaming initiatives.
Advertising expense for the third quarter of 2021 was $163.3 million, or 8.3% of net revenues, compared to $137.4 million, or 7.7% of net revenues, for the third quarter of 2020. Advertising spend is generally impacted by revenue mix and the number and type of entertainment releases. The advertising expense increase during the third quarter of 2021 was driven by costs associated with promotion of the feature length film, MY LITTLE PONY: A NEW GENERATION as well as promotional spend in support of Wizards of the Coast third quarter set releases, including Adventures in Forgotten Realms and Innistrad: Midnight Hunt.
Amortization of intangible assets decreased to $27.7 million, or 1.4% of net revenues, for the third quarter of 2021, compared to $36.2 million, or 2.0% of net revenues, for the third quarter of 2020. The decrease is related to the discontinuation of amortization related to the eOne Music intangible assets due to the sale of the business in the third quarter of 2021, as well as certain licensed property rights which became fully amortized in the fourth quarter of 2020.
For the third quarter of 2021, the Company's selling, distribution and administration expenses increased to $361.8 million, or 18.4% of net revenues, from $325.4 million, or 18.3% of net revenues, for the third quarter of 2020. The increase in selling, distribution and administration expenses reflects higher freight and warehousing costs due to higher rates for ocean freight and increases in air freight costs, as well as higher compensation expense and higher depreciation expense associated with capitalized games in the Wizards of the Coast business. These increases were partially offset by lower administrative costs as a result of the eOne Music sale.
During the third quarter of 2020, the Company incurred $5.9 million of acquisition and related costs in connection with the eOne Acquisition. These expenses comprised of $4.6 million of acquisition and integration costs, and $1.3 million of severance and retention costs.
First Nine Months of 2021
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the nine month periods ended September 26, 2021 and September 27, 2020.

	Nine Months Ended
	September 26, 2021	September 27, 2020
Cost of sales	28.2%	30.1%
Program cost amortization	9.0%	7.2%
Royalties	8.9%	10.3%
Product development	5.2%	4.7%
Advertising	8.1%	8.3%
Amortization of intangibles	2.0%	2.9%
Selling, distribution and administration	22.8%	23.7%
Loss on disposal of a business	2.3%	—%
Acquisition and related costs	—%	4.4%
Cost of sales for the nine months ended September 26, 2021 increased to $1,244.4 million, or 28.2% of net revenues, from $1,126.0 million, or 30.1% of net revenues for the nine months ended September 27, 2020. The cost of sales increase in dollars was primarily due to higher sales volumes and higher inventory costs as a result of increased freight costs and, to a lesser extent, from the impact of $16.7 million of foreign currency exchange. As a percent of net revenues, the cost of sales decrease was the result of a favorable product mix due to higher sales of Wizards of the Coast table-top games and higher entertainment revenues compared to the first nine months of 2020.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Program cost amortization increased in the first nine months of 2021 to $396.1 million, or 9.0% of net revenues, from $268.2 million, or 7.2% of net revenues, in the first nine months of 2020. Programming costs are capitalized as incurred and amortized using the individual-film-forecast method which matches costs to the related recognized revenue. The increase during the first nine months of 2021 was the result of higher television programming revenues, primarily from deliveries that carry higher programming costs, as well as amortization of film production expenses associated with the MY LITTLE PONY: A NEW GENERATION production asset.
Royalty expense for the nine months ended September 26, 2021 was $392.2 million, or 8.9% of net revenues, compared to $387.1 million, or 10.3% of net revenues, for the nine months ended September 27, 2020. Fluctuations in royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The increase in royalty expense during the first nine months of 2021 was driven primarily by higher sales of Partner Brand products as compared to the first nine months of 2020. The decrease in royalty expense as a percentage of net revenues was due to product mix, most notably, higher sales of Wizards of the Coast products, Franchise Brands and higher sales of certain of the Company's Emerging Brands during the first nine months of 2021.
Product development expense for the nine months ended September 26, 2021 increased to $229.1 million, or 5.2% of net revenues, from $174.9 million, or 4.7% of net revenues, for the nine months ended September 27, 2020. The increase was primarily related to investments in the Wizards of the Coast and Digital Gaming segment, for both tabletop and digital gaming initiatives, such as for the development MAGIC: THE GATHERING table-top set releases and for the development of digital games such as MAGIC SPELLSLINGERS and Dungeons & Dragons: Dark Alliance, as well as certain other mobile gaming projects.
Advertising expense for the nine months ended September 26, 2021 was $356.6 million, or 8.1% of net revenues, compared to $311.4 million, or 8.3% of net revenues, for the nine months ended September 27, 2020. The advertising expense increase reflects growth in revenues during the first nine months of 2021 compared to the first nine months of 2020 and higher advertising costs in support of the feature length film MY LITTLE PONY:A NEW GENERATION, and for the Company’s digital initiatives, most notably, Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance. These increases were partially offset by reduced promotional spend in the Entertainment segment due to fewer theatrical releases during the first nine months of 2021 compared to 2020.
Amortization of intangible assets was $90.3 million, or 2.0% of net revenues, for the nine months ended September 26, 2021 compared to $107.7 million, or 2.9% of net revenues, in the first nine months of 2020. The decrease is primarily related to certain licensed property rights which became fully amortized in the fourth quarter of 2020 combined with the discontinuation of amortization related to the eOne Music intangible assets in the second quarter of 2021, upon being classified as held for sale assets and subsequently sold in the third quarter of 2021.
For the nine months ended September 26, 2021, the Company's selling, distribution and administration expenses increased to $1,004.7 million, or 22.8% of net revenues, from $885.7 million, or 23.7% of net revenues, for the nine months ended September 27, 2020. The increase in selling, distribution and administration expenses reflects higher marketing and sales costs consistent with the increase in net revenues, higher compensation expense and increased freight and warehousing costs primarily due to ongoing global supply chain disruptions. These increases were partially offset by lower expense for credit losses during the first nine months of 2021.
The loss on disposal of business of $101.8 million, or 2.3% of net revenues, represents a non-cash impairment charge associated with the disposition of eOne Music.
During the first nine months of 2020, the Company incurred $166.0 million of acquisition and related costs in connection with the eOne Acquisition. These expenses comprised $104.3 million of acquisition and integration costs, primarily related to $47.4 million of expense associated with the acceleration of eOne stock-based compensation and $38.2 million of advisor fees, substantially all of which were settled at the closing of the acquisition. Also included in the acquisition and related costs were $61.7 million of restructuring and related costs including severance and retention costs of $20.8 million, as well as $40.9 million in impairment charges for certain definite-lived intangible and production assets. The impairment charges of $40.9 million were driven by the change in strategy for the combined company’s entertainment assets.
NON-OPERATING (INCOME) EXPENSE
Interest expense for the third quarter and first nine months of 2021 totaled $43.3 million and $137.3 million, respectively, compared to $49.4 million and $153.7 million in the third quarter and first nine months of 2020, respectively. The decrease in interest expense for the third quarter and first nine months of 2021 primarily reflects long-term debt repayments made during 2021 related to borrowings utilized for the eOne acquisition, and lower interest rates. These decreases were partially offset by higher production financing borrowings during the third quarter and first nine months of 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Interest income was $1.8 million and $4.2 million for the third quarter and first nine months of 2021, respectively, compared to $0.7 million and $6.3 million in the third quarter and first nine months of 2020, respectively. Lower average interest rates in 2021 compared to 2020 contributed to the decrease for the nine-month period.
Other expense (income), net was $3.0 million and $(35.3) million for the third quarter and first nine months of 2021, respectively, compared to other (income), net of $(11.3) million and $(15.4) million in the third quarter and first nine months of 2020, respectively. The expense in the third quarter of 2021 included $9.1 million of debt extinguishment costs in connection with the early repayment of the Company's $300.0 million of 2.6% notes due 2022, repaid during the third quarter of 2021. The increase in other income for the first nine months of 2021 was driven by a legal settlement resulting in a $26.7 million gain realized in 2021, partially offset by the $9.1 million of debt extinguishment costs.
INCOME TAXES
Income tax expense totaled $68.5 million on pre-tax earnings of $323.4 million in the third quarter of 2021 compared to income tax expense of $79.2 million on pre-tax earnings of $299.2 million in the third quarter of 2020. For the first nine months of 2021, the income tax expense totaled $143.5 million on pre-tax earnings of $494.0 million compared to an income tax expense of $64.3 million on pre-tax earnings of $183.5 million in the first nine months of 2020. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first nine months of 2021, unfavorable discrete tax adjustments were a net expense of $8.8 million compared to a net discrete tax benefit of $5.3 million in the first nine months of 2020. The unfavorable discrete tax adjustments for the first nine months of 2021 are primarily associated with (i) the revaluation of net deferred tax liabilities as a result of the United Kingdom's ("UK") enactment of Finance Act 2021 during the second quarter, which increases the UK corporate income tax rate from 19% to 25% as of April 1, 2023; (ii) a one-time tax charge related to an ongoing tax audit; (iii) a release of a valuation allowance on net operating losses that offsets income received from a one-time legal settlement; and (iv) certain tax benefits including the reversal of uncertain tax positions and operational tax planning. In addition, included in first nine months of 2021 is a goodwill impairment charge on the sale of the Music business, recorded in the second quarter of 2021 for which there is no corresponding tax benefit. The favorable discrete tax adjustments for the first nine months of 2020 primarily relate to (i) a tax benefit resulting from the eOne acquisition and related costs incurred; (ii) a tax expense related to the revaluation of net deferred tax liabilities as a result of the UK's enactment during the third quarter of Finance Act 2020 which maintained the corporate income tax rate at 19%; and (iii) a tax expense related to an increase of uncertain tax positions.
Absent discrete items, the tax rate for the first nine months of 2021 and 2020 were 23.3% and 19.9% respectively. The increase in the base rate of 23.3% for the first nine months of 2021 is primarily due to the mix of jurisdictions where the Company earned its profits.
Changes in income tax laws could materially impact our recorded deferred tax assets and liabilities and our effective tax rate. We monitor such rules and adjust our deferred tax assets and liabilities in the quarter in which such laws become enacted. Accordingly, we recorded the impact of the UK's Finance Act 2021 upon receiving royal assent on June 10, 2021. The primary impact from this legislation resulted in the revaluation of deferred net tax liabilities from eOne, increasing the tax provision by $39.4 million in the first nine months of 2021.
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
Overall, the Company’s consumer products customer order patterns vary from year to year largely due to fluctuations in the degree of consumer acceptance of product lines, product availability, marketing strategies and inventory policies of retailers, the dates of theatrical releases of major motion pictures for which we offer products, and changes in economic conditions. Despite the historical pattern showing a disproportionate volume of net revenues being earned during the third and fourth quarters leading up to the retail industry’s holiday selling season, including Christmas, comparisons of unshipped orders on any date, with those of the same date in the prior year, are not necessarily indicative of our sales for that year. Moreover, quick response, or just-in-time, inventory management practices result in a significant proportion of orders being placed for immediate delivery. Although the Company may receive orders from customers in advance, it is general industry practice that these orders are subject to amendment or cancellation by customers prior to shipment and, as such, the Company does not believe that these

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
unshipped orders, at any given date, are necessarily indicative of future sales. We expect retailers will continue to follow this strategy.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first nine months of 2021 and 2020, the Company primarily funded its operations and liquidity needs through cash on hand and cash flows from operations. In addition, the Company’s Entertainment operating segment used production financing to fund certain of its television and film productions which are typically arranged on an individual production basis by special purpose production subsidiaries.
The Company expects to continue to fund its working capital needs primarily through available cash and cash flows from operations as well as production financing facilities and, when needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations and funds available through its commercial paper program or its available lines of credit and production financing are adequate to meet its working capital needs for the remainder of 2021. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of September 26, 2021, the Company's cash and cash equivalents totaled $1,181.2 million, of which $94.9 million is restricted under the Company’s production financing facilities.
Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were considered indefinitely reinvested by the Company. The Tax Cuts and Jobs Act of 2017 provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of September 26, 2021, the Company has a total liability of $156.1 million related to this tax, $18.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Cuts and Jobs Act of 2017 of $137.7 million is presented within other liabilities, non-current on the Consolidated Balance Sheets. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, the related earnings in foreign jurisdictions are available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of September 26, 2021 is denominated in the U.S. dollar.
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

	September 26, 2021	September 27, 2020	% Change
Cash and cash equivalents (including restricted cash of $94.9 and $71.2)	$1,181.2	$1,132.4	4%
Accounts receivable, net	1,476.6	1,438.4	3%
Inventories	544.1	540.0	1%
Prepaid expenses and other current assets	528.5	648.2	-18%
Other assets	1,428.4	1,276.1	12%
Accounts payable and accrued liabilities	2,261.9	1,936.3	17%
Other liabilities	722.5	778.5	-7%
Accounts receivable increased 3% to $1,476.6 million at September 26, 2021, compared to $1,438.4 million at September 27, 2020. The increase in accounts receivable was driven primarily by higher sales during the first nine months of 2021, partially offset by improved collections, most notably in the Company's Latin American and Asia Pacific markets. Days sales outstanding decreased from 74 days at September 27, 2020 to 68 days at September 26, 2021 primarily due to the increase in revenues and mix of sales during the first nine months of 2021 as well as from improved collections described above.
Inventories increased slightly to $544.1 million as of September 26, 2021, compared to $540.0 million at September 27, 2020 reflecting higher levels, primarily in the U.S, offset by lower levels in the Company's Asia Pacific and Latin American markets.
Prepaid expenses and other current assets decreased to $528.5 million at September 26, 2021 from $648.2 million at September 27, 2020. The decrease was driven by lower accrued income and prepaid expense balances due to the sale of eOne Music as well as lower prepaid royalty balances in relation to the Company’s Marvel and Lucasfilm royalty agreements, lower prepaid tax balances, lower short-term investment balances as a result of the Company's global cash management strategy and lower unrealized gains on foreign exchange contracts.
Other assets increased to approximately $1,428.4 million at September 26, 2021 from $1,276.1 million at September 27, 2020. The increase was driven by higher capitalized film and television content and production balances due to increased investments in productions and acquired content and higher non-current receivable balances within the Entertainment segment, partially offset by certain content and production assets sold in connection with the sale of eOne Music during the third quarter of 2021.
Accounts payable and accrued liabilities increased to $2,261.9 million at September 26, 2021 from $1,936.3 million at September 27, 2020 driven by higher account payable balances, higher accrued expenses for investments in content and productions, higher incentive compensation accruals, higher accrued advertising, and higher accrued tax balances due to higher earnings during the first nine months of 2021. These increases were partially offset by lower accrued participations and residuals, lower accrued marketing costs in connection with the release of MY LITTLE PONY: A NEW GENERATION and lower balances of certain accounts payable and accrued liabilities associated with the sale of eOne Music.
Other liabilities decreased to $722.5 million at September 26, 2021 from $778.5 million at September 27, 2020. The decrease was driven by lower long-term lease liability balances and a lower transition tax liability balance reflecting the reclassification of the 2021 installment payment, and lower tax reserves partially offset by higher deferred compensation reserves.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the quarters ended September 26, 2021 and September 27, 2020.

	September 26, 2021	September 27, 2020
Net cash provided by (used in):
Operating activities	$685.6	$494.3
Investing activities	277.5	(4,471.7)
Financing activities	(1,223.5)	550.5
Net cash provided by operating activities in the first nine months of 2021 was $685.6 million compared to $494.3 million in the first nine months of 2020. The $191.3 million increase in net cash provided by operating activities was primarily attributable to higher earnings in 2021 and favorable changes in accounts payable terms, partially offset by higher film and television production spend as a result of increased production activities during the first nine months of 2021.
Net cash provided by investing activities was $277.5 million in the first nine months of 2021 compared to net cash utilized for investing activities of $4,471.7 million in the first nine months of 2020. Investing activities in 2021 include $379.2 million of proceeds, net of cash sold, from the sale of eOne Music. Investing activities in 2020 included $4.4 billion of cash utilized to acquire eOne, net of cash acquired funded by the net proceeds from the issuance of an aggregate principal amount of $2.4 billion in senior secured notes in November 2019, net proceeds of $975.2 million from of the issuance of approximately 10.6 million shares of common stock in November 2019 and $1.0 billion in term loans drawn in the first quarter of 2020. Additions to property, plant and equipment were $98.1 million in the first nine months of 2021 compared to $92.1 million in the first nine months of 2020.
Net cash utilized in financing activities was $1,223.5 million in the first nine months of 2021 compared to net cash provided by financing activities of $550.5 million in the first nine months of 2020.
Financing activities in the first nine months of 2021 include:
•early repayment of $300.0 million aggregate principal of 2.60% Notes due 2022 and related debt extinguishment costs of $9.1 million during the third quarter;
•repayment of $300.0 million aggregate principal amount of 3.15% Notes due 2021, during the first quarter;
•payments totaling $372.5 million related to the $1.0 billion in term loans described below consisting of $300.0 million for the remaining principal balance of the Three-Year Tranche loans and $50.0 million principal and quarterly principal amortization payments totaling $22.5 million toward the Five-Year Tranche loan; and
•drawdowns of $127.6 million and repayments of $89.6 million related to production financing loans.
In the first nine months of 2020, cash provided by financing activities was driven by the proceeds of the Company's $1.0 billion in term loans. Also, in the first nine months of 2020, the Company had drawdowns of $38.9 million and repayments of $124.8 million related to eOne production financing loans and paid $47.4 million associated with the redemption of eOne stock awards that were accelerated as a result of the acquisition. In addition, the Company made quarterly principal payments totaling $22.5 million related to the $1.0 billion in term loans described above.
Dividends paid in the first nine months of 2021 totaled $280.7 million, consistent with dividends paid in the first nine months of 2020 of $279.4 million. There were no repurchases of the Company’s common stock in the first nine months of 2021 as the Company suspended its share repurchase program while it prioritizes deleveraging.
Sources and Uses of Cash
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. At September 26, 2021, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.5 billion. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of September 26, 2021. The Company had no borrowings outstanding under its committed revolving credit facility as of September 26, 2021. However, letters of credit outstanding under this facility as of September 26, 2021 were approximately $3.1 million. Amounts available and unused under the committed line, at September 26, 2021 were approximately $1.5 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $11.1 million was utilized at September 26, 2021. Of the amount utilized under, or supported by, the uncommitted lines, approximately $10.1 million and $1.0 million represent letters of credit and outstanding short-term borrowings, respectively.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. Of the Three-Year Tranche $400 million principal balance, the Company repaid $100 million during the fourth quarter 2020 and the remaining $300 million balance during the first nine months of 2021. Of the Five-Year Tranche $600.0 million principal balance, the Company repaid $22.5 million and $72.5 million during 2020 and 2021, respectively. The Company is subject to certain financial covenants contained in this agreement and as of September 26, 2021, the Company was in compliance with these covenants. The terms of the Term Loan Facilities are described in Note 8 to the consolidated financial statements included in Part I of this Form 10-Q.
During November 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities (collectively, the "Notes") consisting of the following tranches: $300 million of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%; $500 million of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%; $675 million of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55%; and $900 million of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. During the third quarter of 2021 the Company repaid in full, its 2022 Notes in the aggregate principal amount of $300.0 million, including early redemption premiums and accrued interest of $10.8 million. The terms of the Notes are described in Note 8 to the consolidated financial statements in Part I of this Form 10-Q.
The Company has principal amounts of long-term debt as of September 26, 2021 of $4.0 billion, due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $187.6 million is current at September 26, 2021 of which $30.0 million is related to principal amortization of the 5-year term loans due December 2024. In addition to the early repayment of the 2022 Notes described above, during the first quarter of 2021, the Company repaid in full, its 3.15% Notes in the aggregate principal amount of $300.0 million due in May 2021, including accrued interest. Additionally, the Company has outstanding production financing facilities at September 26, 2021 of $204.7 million of which $47.0 million is included in long-term debt and $157.7 million is reported as the current portion of long-term debt within the Company's consolidated financial statements, included in Part I of this Form 10-Q. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to the third quarter of 2024, with the exception of certain of the Company’s production financing facilities discussed above.
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
The Company also had letters of credit and other similar instruments of approximately $13.4 million and purchase commitments of approximately $412.3 million outstanding at September 26, 2021.
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
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. In 2021 Hasbro maintained its quarterly dividend rate of $0.68 per share for the dividend payments made in February, May and August and has declared a fourth cash dividend of $0.68 per share scheduled for November 2021. In addition to the dividend, the Company periodically returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005, the Company's Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization was approved in May 2018 for $500 million. Since 2005, Hasbro has repurchased 108.6 million shares at a total cost of $4.0 billion and an average price of $36.44 per share. At September 26, 2021, the Company had $366.6 million remaining under these share repurchase authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds. As a result of the financing activities related to the eOne Acquisition, the Company has suspended its current share repurchase program while it prioritizes deleveraging.
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
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions for fiscal years 2021, 2022 and 2023 using foreign exchange forward contracts. The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the on-going risk on the net exposure should not be material to its financial condition. In addition, the Company's revenues and costs have been, and will likely continue to be, affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company's revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company reflects all forward and option contracts at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At September 26, 2021, these contracts had net unrealized gains of $8.1 million, of which $7.9 million of unrealized gains are recorded in prepaid expenses and other current assets, $1.9 million of unrealized gains are recorded in other assets and $1.7 million of unrealized losses are recorded in accrued liabilities. Included in accumulated other comprehensive loss at September 26, 2021 are deferred gains, net of tax, of $3.2 million, related to these derivatives.
At September 26, 2021, the Company had principal amounts of long-term debt of $4.0 billion. In May 2014, the Company issued an aggregate amount of $600.0 million of long-term debt consisting of $300.0 million of 3.15% Notes, which were repaid in full during the first quarter of 2021, and $300.0 million of 5.10% Notes due 2044. Prior to the debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of debt issuance, the Company terminated these interest rate swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at September 26, 2021 are deferred losses, net of tax, of $15.7 million, all of which relates to the remaining $300.0 million of 5.10% Notes due 2044.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 26, 2021. Based on the evaluation of these disclosure controls and procedures, the interim Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 26, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In the first quarter of fiscal 2020, we completed the acquisition of eOne as described in Note 3 to the consolidated financial statements in Part I of this Form 10-Q. We are currently integrating eOne into our internal control over financial reporting processes. This integration will be completed in 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings.
The Company is currently party to certain legal proceedings, none of which it believes to be material to its business or financial condition.
Item 1A.    Risk Factors.
In connection with information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed under Item 1A. Risk Factors, in Part I of our 2020 Form 10-K should be considered. The risks set forth in our 2020 Form 10-K and in our subsequent filings, including in this filing, could materially and adversely affect our business, financial condition, and results of operations. There are no material changes from the risk factors as previously disclosed in our 2020 10-K or in any of our subsequently filed reports, as amended in this filing.
Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: the ability to achieve our financial and business goals and objectives, including continued profitable growth and successful integration of eOne; our efforts to ship sufficient product to meet demand due to supply chain issues affecting businesses globally which are expected to continue for the remainder of 2021 and possibly into 2022; operation of our third-party manufacturing facilities; the impact of global coronavirus outbreak on our business; the Company's product and entertainment plans, including the timing of product and content releases; changes in the methods of content distribution, including increased reliance on streaming outlets; marketing and promotional efforts; anticipated expenses, including compensation related expenses due to the passing of our former Chair and CEO and the appointment of a successor CEO; working capital and liquidity; anticipated impact of acquisitions and dispositions; and anticipated impact of changes in accounting standards. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties. Factors that might cause such a difference include, but are not limited to:
•our ability to design, develop, produce, manufacture, source and ship products on a timely, cost-effective and profitable basis;
•our ability to implement shipping strategies to lessen the impact of any increased shipping costs, shipping delays or changes in required methods of shipping, as well as our ability to take any any price increases to offset shipping costs, increases in prices of raw materials or other increases in costs of our products;
•rapidly changing consumer interests in the types of products and entertainment we offer;
•the challenge of developing and offering products and storytelling experiences that are sought after by children, families and audiences given increasing technological and entertainment offerings that are available and that compete with our offerings for consumers' attention;
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
•our ability to successfully evolve and transform our business and capabilities to address a changing global consumer landscape and retail environment, including changing inventory policies and practices of our customers and supply chain challenges;
•our ability to develop and grow areas of our brand blueprint, such as through eOne, Wizards of the Coast, and our other entertainment and digital gaming initiatives;
•our ability to successfully develop and execute plans to mitigate the negative impact of the coronavirus on our business, including, without limitation, negative impacts to our supply chain and costs that have occurred and could continue to occur in the future in countries where we source significant amounts of product;
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
•other economic and public health conditions or regulatory changes in the markets in which we and our customers, partners, licensees, suppliers and manufacturers operate, such as inflation, higher commodity prices, labor costs or transportation costs, or outbreaks of disease, such as the coronavirus, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs or delays in revenue;
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
•our ability to successfully implement our succession plans to appoint a permanent CEO following the passing of our former Chairman and CEO;
•our ability to attract and retain talented officers and employees;
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million of common stock. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under this authorization and there is no expiration date for this repurchase authorization. The timing, actual number, and value of shares that are repurchased will depend on a number of factors, including the price of the Company's stock and the Company’s generation of, and uses for, cash.
There were no share repurchases made in the third quarter of 2021. Following the Company’s acquisition of eOne, the Company suspended its share repurchase program while it prioritizes deleveraging. For further discussion related to the eOne Acquisition, see Note 3 to our consolidated financial statements, which are included in Part I, Item 1 of this Form 10-Q.
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

10.1**	Transitional Advisory Services Agreement, dated October 4, 2021 with Dolph Johnson.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

31.1*	Certification of the Interim Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Interim Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith
** Indicates management contract or compensatory plan, contract or arrangement

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: October 27, 2021	By: /s/ Deborah Thomas
Deborah Thomas
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)