Form 10-K
period 2021-12-26
HASBRO, INC.
filed 2022-02-23
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2021
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
The aggregate market value on June 27, 2021 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $11,813,779,632. The registrant does not have non-voting common stock outstanding.
The number of shares of common stock outstanding as of February 7, 2022 was 138,959,768.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Special Note Regarding Forward-Looking Statements
From time to time, including in this Annual Report on Form 10-K (“Form 10-K”) and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to matters such as: our business and marketing strategies; anticipated financial performance or business prospects in future periods; expected technological and product developments; relationships with business partners, customers and suppliers; purchasing patterns of our customers and consumers; efforts to expand ecommerce capabilities; the expected timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers; expected benefits and plans relating to acquired brands, properties and businesses; the development and timing of planned consumer and digital gaming products and entertainment releases; changes in the methods of content distribution, including increased reliance on streaming outlets; marketing and promotional efforts; goals relating to our Environmental Social Governance (ESG) activities; research and development activities; geographic plans, adequacy of supply; manufacturing capacity; expectations related to our manufacturing; the potential for tariffs and their impact on our business; impact of the coronavirus pandemic and other public health conditions; adequacy of our properties; expected benefits and cost-reductions from certain restructuring actions; capital expenditures; working capital; liquidity; timing of and amount of repayment of indebtedness; capital allocation strategy, including plans for dividends and share repurchases; and other financial, tax, accounting and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed in the risk factors below and in Part I, Item 1A. Risk Factors, of this Form 10-K are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report.

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These include strategic, operational, global economic, financial, governmental, regulatory and legal risks related to our business. Risks that we deem material are described under “Risk Factors” in Item 1A of this Form 10-K. These risks include, but are not limited to, the following:
Strategic Risks
•We may not successfully develop and expand brands across the elements of our brand blueprint.
•Our ability to build our brands and sell products will suffer if we or our partners fail to successfully develop and deliver engaging storytelling or play patterns.
•Consumer interests change quickly, making it difficult to develop successful products and entertainment.
•The sophistication of today’s children and array of technology and entertainment offerings available to them create challenges to develop sought after products and storytelling experiences.
•A key to our future success will be our ability to further invest in and grow our Wizards of the Coast and digital gaming businesses.
•Digital games require significant investments of time and money to develop and commercialize, and may not be successful. Our performance in future periods, compared to our past performance, can be negatively impacted by the timing, quantity and success of digital game releases.
•Changes in viewing behaviors occurring in the entertainment industry may harm our business.
•We may lose rights to existing partner brands or fail to secure such rights in the future.
•Our third-party licenses may not be profitable and generate significant royalties for us if licensed material does not achieve sufficient market appeal.

•The play and entertainment industry is highly competitive, with low barriers to entry.
•Our entertainment business faces significant competition from large and independent studios and producers.
•Similarly to digital games, entertainment, in forms such as motion pictures, television and streaming episodes, can take significant investments of time and money to develop and produce, and may not be successful. Our performance in future periods, compared to past performance, can be negatively impacted by the timing, quantity and success of entertainment releases.
•Acquisitions and investments we complete may not provide us with the benefits we expect, or the realization of such benefits may be significantly delayed.
Operational Risks
•We may be unable to develop, introduce and ship products on a timely and cost-effective basis.
•We may be unable to successfully adapt to the increasing use of ecommerce for sales.
•Our retail customer base is highly concentrated, making us susceptible to the success of their businesses.
•Our substantial business, sales and manufacturing outside the U.S. subjects us to risks of international operations.
•Our reliance on third-party manufacturers, particularly in China, presents risks to our business.
•Supply chain challenges, including issues caused by Covid-19, or other public health, economic, or political conditions, may harm our ability to obtain sufficient product to meet demand in a timely and cost-effective manner, thereby harming our financial results.
•Our entertainment operations may be dependent on third-party studios, content producers and distribution channels.
•Many of our digital game offerings rely on third-party studios and other partners for their development, distribution and success.
•We may be unable to renew certain long-term output licensing agreements for access to partner brands and the acquisition of content.
•We have had recent leadership changes. If we lose key management or other employees or are unable to attract and retain talented people with the skill sets we need for our diverse and changing business, our business may be harmed. Similarly, if new members of management and new employees are not successful that will negatively impact our business.
•We may be unable to acquire and develop diverse talent, thereby making it difficult to compete.
•Our entertainment business could be adversely affected by strikes or other union job actions.
•Our business may be harmed if we are unable to protect our critical intellectual property rights.
•If we do not successfully operate our information technology systems, or if our electronic data is compromised, our business may be harmed.
Global and Economic Risks
•The global coronavirus outbreak has had and may continue to have an adverse effect on our business, including harming our ability to source and ship products in a timely and cost-effective manner.
•Changes in U.S., global or regional economic conditions can harm our business, such as inflation and rising interest rates, as well as the markets in which we and our employees, consumers, customers, suppliers and manufacturers operate.
•Tariffs or other trade restrictions, and/or other political tensions and issues, can materially harm our ability to source and ship products and may increase the cost of those products.
Financial Risks
•Seasonality in our business may cause our quarterly and annual operating results to fluctuate.
•Impairment charges related to acquired assets or other investments could harm our results.

•Our financial performance can be impacted by changes in foreign currency rates due to our global business.
•Our indebtedness may limit our availability of cash, cause us to divert cash to fund debt service payments or make it more difficult to take certain other actions.
•We may be unable to obtain or service our external borrowings, or restrictions imposed by such borrowings may be burdensome.
•If we are unable to obtain production financing, on favorable terms or at all, we may be unable to produce certain films and television programs or the costs and risks of doing so may increase.
•Our effective tax rate may vary due to changes in or differing tax law and rules in the territories we operate.
•We could lose certain licenses, incentives and tax credits if certain of our subsidiaries lose Canadian status.
Governmental, Regulatory and Legal Risks
•If we were to violate laws or regulations applicable to our business, our business could be harmed.
•Failure to achieve our sustainability goals may result in increased costs and reputational damage.
•We could be the subject of product liability suits or product recalls, either of which could harm our business.
•Our entertainment business could become the subject to liability claims for media content.
•We are involved in other litigation and similar matters which may entail significant expense or otherwise adversely impact our business.
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

Item 1.    Business.
Overview
Hasbro, Inc. (“Hasbro”) is a global play and entertainment company committed to Creating the World’s Best Play and Entertainment Experiences and its purpose of making the world a better place for all children, fans and families. Hasbro delivers immersive brand experiences for global audiences through consumer products, including toys and games; entertainment through Entertainment One (“eOne,”), our independent studio; and gaming, led by the team at Wizards of the Coast, an award-winning developer of tabletop and digital games. With our eOne studio and Wizards gaming business, we continue to expand our global audiences beyond children, fans and families, through content and gaming.
Our iconic brands include NERF, MAGIC: THE GATHERING, MY LITTLE PONY, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, DUNGEONS & DRAGONS, POWER RANGERS, PEPPA PIG and PJ MASKS, as well as premier partner brands. For the past decade, we have been consistently recognized for our corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media and one of the World’s Most Ethical Companies by Ethisphere Institute.

Hasbro

OUR MISSION

Creating the World's Best Play & Entertainment Experiences

OUR PURPOSE

Making the World a Better Place for All Children and All Families

OUR VALUES

PASSION | CREATIVITY | INTEGRITY | COMMUNITY | INCLUSION

Fiscal 2021 Developments
Leadership Matters
On October 12, 2021, we announced the passing of our beloved leader and long-time Chairman and Chief Executive Officer, Brian D. Goldner. Mr. Goldner joined Hasbro in 2000 and was quickly recognized as a visionary in the industry. He was appointed CEO in 2008 and became Chairman of the Board in 2015. He was instrumental in transforming the Company into a global play and entertainment leader, architecting a strategic Brand Blueprint to create the world’s best play and storytelling experiences. Through his unwavering focus, he expanded the Company beyond toys and games into television, movies, digital gaming and beyond, to ensure Hasbro’s iconic brands reached every consumer, in every way they engage in entertainment and play.

Following Mr. Goldner’s passing, Richard S. Stoddart, an independent member of the Board since 2014, was appointed by the Board to serve as Hasbro’s interim CEO while the Company completed its CEO succession process. In addition to the appointment of Mr. Stoddart, Tracy A. Leinbach, a member of the Board since 2008, was appointed to serve as Chair of the Board, and the Lead Independent Director role was eliminated.
In January 2022, we announced the appointment of Christian (Chris) Cocks as Chief Executive Officer and a member of the Board of Directors, both effective February 25, 2022. He will succeed interim CEO, Mr. Stoddart, who will become Chair of the Board, effective February 25, 2022. Since 2021, Mr. Cocks has served as President and Chief Operating Officer of Hasbro’s Wizards of the Coast and Digital Gaming division, a global leader in tabletop and digital gaming, and prior to that he served as President and COO of Wizards of the Coast since 2016, when he joined Hasbro from Microsoft.
In January 2022, we also announced the appointment of Eric Nyman as President and Chief Operating Officer, effective February 25, 2022, where he will oversee global business, operational and foundational platform investments; continue to lead Hasbro’s consumer products business, overall consumer licensing strategy and strategic partnerships; and oversee Hasbro’s global supply chain. Mr. Nyman, who joined Hasbro in 2003, currently serves as Chief Consumer Officer and Chief Operating Officer of Hasbro Consumer Products.
eOne Music Sale
In June 2021, we completed the sale of our Entertainment One Music business (“eOne Music”) as we continue to focus on the core strategic elements of our Brand Blueprint to further strengthen our position as a purpose‐led play and entertainment company.
Segment Realignment
Effective for the first quarter of 2021, we realigned our reportable segment structure to correspond with the evolution of our company. The realigned segments represent changes to our reporting structure and reflect management’s allocation of decision-making responsibilities for evaluating the Company’s performance. Our new reportable segments are: Consumer Products, Wizards of the Coast and Digital Gaming, Entertainment and Corporate and Other. See “Reportable Segments” below and note 21 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K for further discussion on the Company's segment realignment.
Coronavirus Pandemic
During fiscal 2020, the novel coronavirus (COVID-19) pandemic had a substantial adverse impact on our business, as well as our employees, consumers, customers, partners, licensees, suppliers and manufacturers, due both to the direct impact of the virus, as well as the preventative measures taken to reduce the spread of the virus worldwide.
In fiscal 2020, and continuing into fiscal 2021, we experienced:
◦difficulties in shipping and distributing products due to ongoing port capacity, shipping container and truck transportation shortages, resulting in higher costs for both ocean and air freight and delays in the availability of products, which can result in delayed sales and in some cases result in lost sales. These and other disruptions are expected to continue in 2022;
◦disruptions in supply of products, due to closures or reductions in operations at third-party manufacturing facilities across several geographies including, but not limited to, China, Vietnam, India, the United States and Ireland;
◦adverse sales impact due to changes in consumer purchasing behavior and availability of products to consumers, resulting from retail store closures, limited reopening of retail stores and limitations on the capacity of ecommerce channels to supply additional products;
◦fluctuations in our performance based on the progress of different countries in controlling the coronavirus and the maturity of e-commerce platforms in those markets;
◦in fiscal 2020, limited production of live-action scripted and unscripted entertainment content due to the hard stop and soft reopening of production studios;
◦delays or postponements of entertainment productions and releases of entertainment content both internally and by our partners;

◦increases in entertainment production costs due to measures required to minimize COVID-19 risks; and
◦challenges of working remotely, including in the design and development of both physical and digital product offerings by us and our licensees.
In response to these challenges, we developed and continue to develop and execute plans to mitigate the negative impact of COVID-19 to the business. Our responses included:
◦utilizing our global supply chain and existing inventory to work to meet demand, while managing freight cost increases across all markets, as our manufacturing facilities returned to varying levels of operation;
◦mitigating risk in the global supply chain by expanding shipping capacity, activating alternate ports in China and the U.S. and prioritizing supply based on inventory and customer needs, including utilizing air freight to a greater degree, which has raised our costs;
◦accelerating our business online and expanding omni-channel to get products to customers and consumers;
◦developing innovative ways to enable players to continue to play games remotely;
◦continuing to create new entertainment, including post-production work and the development of animation productions remotely;
◦implementing preventative measures and health and safety protocols; and
◦introduction of a hybrid work model.
We have maintained sufficient liquidity and access to capital resources. We also continue to closely monitor customer health and collectability of receivables. The COVID-19 outbreak continues to be fluid and it is difficult to forecast the impact it could have on our future operations. Please see Part I, Item 1A. Risk Factors, in this Form 10-K for further information.

Brand Blueprint Strategy
Our strategic plan is centered around the Hasbro Brand Blueprint, a framework for bringing compelling and expansive brand experiences to consumers and audiences around the world. Our brands are story-led and play-led consumer franchises brought to life through a wide array of consumer products, digital gaming and compelling content offered across a multitude of platforms and media. Our commitment to disciplined, strategic investments across the Brand Blueprint over the long-term has built a differentiated business with diversified capabilities to drive profitable growth and enhance shareholder value.

Investing to Grow: Hasbro Brand Blueprint

Location Based Experiences
Toys & Games
Digital Gaming
Consumer Insights
BRANDS
PURPOSE
CONTENT
Global Customer Relationships
Publishing
Esports
Licensed Consumer Products
TV, Film & Digital Content
Music

Hasbro's purpose of making the world a better place for all children, fans and families sits at the center of the Hasbro Brand Blueprint and is a key driver of our brands and content. The development and execution of our brands and content are informed by our proprietary consumer insights, which help us understand the behavior of our consumers. We have learned that consumers will travel with a brand that they love across multiple forms and formats, including our core historical strength of toys and games and licensed consumer products, as well as digital gaming and story-led entertainment, such as short-form content online and long-form content in television and film.
The value of Hasbro is fully activated when we can take a brand across all elements of the Brand Blueprint – consumer products; Wizards of the Coast and digital gaming; and entertainment. The ability to build a brand in any of our segments and leverage in-house capabilities to create multiple categories of engagement with consumers and fans is unique to Hasbro and optimizes our economics today and in the future.
As the global consumer landscape, shopping behaviors and the retail and entertainment environments continue to evolve, we continue to adapt and refine our business strategy. This process includes reexamining the ways we organize across the Hasbro Brand Blueprint, re-shaping our business into a more adaptive and digitally-driven organization, expanding our ecommerce capabilities, including building direct to consumer expertise, and attracting and developing a high-performing and diverse workforce through human capital investments.
Below is summary of the key areas of focus for activating our brands across the Hasbro Brand Blueprint.
•Toys and Games. We market and sell toys and games based on our owned and controlled brands globally at retail stores, through e-commerce platforms and through our fan-based direct-to-consumer platform, Hasbro PULSE. Additionally, through license agreements with third parties, we develop and sell products based on popular third-party brands through these channels. Our toys and games include action figures, arts and crafts and creative play products, fashion and other dolls, play sets, preschool toys, plush products, sports action blasters and accessories, vehicles and toy-related specialty products, games and many other consumer products which represent an array of internationally recognizable brands that capture the imagination of our consumers worldwide.

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
Our subsidiary, Wizards of the Coast (“Wizards”), is a critical part of our gaming business, driving innovation and growth through its popular role-playing and fantasy card-collecting games such as MAGIC: THE GATHERING and DUNGEONS & DRAGONS. Our iconic game brands include long-time favorites such as MONOPOLY, JENGA, CONNECT 4, THE GAME OF LIFE, SCRABBLE, CLUE and TRIVIAL PURSUIT. Our gaming business also includes new social gaming brands as well as many other well-known game brands.
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
•Digital Gaming. We are investing to grow our digital gaming business to further unlock the value of our brands through play and storytelling. This includes development of digital games internally and through third parties. For example, we have developed and launched digital versions of the MAGIC: THE GATHERING card game, including Magic: The Gathering Arena, which includes the game's mobile application launch in 2021. Additionally, through Wizards we launched Dungeons & Dragons: Dark Alliance, a team-based action role-playing game, set in the DUNGEONS & DRAGONS world, released in the first half of 2021 for PC and gaming consoles. We also out-license certain of our brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties, into digital gaming experiences.
•Entertainment. A key driver of the Hasbro Brand Blueprint is to reinforce storylines associated with our brands through several entertainment mediums, including television, film, digital content and other programming. Our entertainment business, through eOne, is a global independent studio, that specializes in the development, acquisition, production, distribution and sales of entertainment content. With our cross-platform capabilities our entertainment business leverages film and television production and sales, digital content and children's programming to create compelling entertainment and drive creativity across brands with merchandising and licensing tie-ins.
◦Television. In television, we are a major independent producer of television content with a focus on the development, production and acquisition of high-quality television programming for sale to broadcasters and digital platforms globally. Through our television studios, we develop and produce original programming for broadcast in our core television production territories of Canada and the U.S., which is then distributed into global markets to various broadcasters and cable networks by our international sales network. We also distribute programming globally on various digital platforms, including Netflix and Apple TV. Our television programming is typically financed on a production‑by‑production basis by way of production financing facilities. Our original television programming is sold to broadcasters on a series‑by‑series or individual show basis for broadcast on free television, pay television, Subscription Video‑On‑Demand ("SVOD") and other digital platforms. Our programming spans a variety of genres, including scripted drama, non‑scripted reality and documentaries, and in multiple formats, including series, television films, mini‑series and specials.

◦Film. In film, our focus is on the development, production and co-production of films, an increasing number of which are based on Hasbro brands, as well as the acquisition and development of film production rights and the exploitation of these rights on a multi‑territory basis across all media channels, including cinema, physical home entertainment and broadcast and digital.
In October 2017, we entered into an agreement with Paramount Pictures (“Paramount”) to produce and distribute live action and animated films, as well as television programming based on Hasbro brands over a five-year period. Hasbro’s global eOne studio plays an active role alongside Paramount in content development and production under this relationship. Hasbro also plays a significant role in financing films created through this cooperative agreement. Under this relationship we plan to release TRANSFORMERS: RISE OF THE BEASTS, a feature length film expected in summer of 2023. In addition, under a separate agreement entered with Paramount, where Hasbro’s eOne studio will serve as the production entity, we plan to release a DUNGEONS & DRAGONS feature length film, expected in early 2023.
◦Family Brands Animation. Our family brands team develops, produces and distributes animation content for children’s properties on a worldwide basis. The principal brands include MY LITTLE PONY, PEPPA PIG and PJ MASKS, whose content entertains children worldwide and generates revenues around the Hasbro Brand Blueprint through licensing and merchandising programs across multiple retail categories. These brands generate revenues from Advertising Video-On-Demand (“AVOD”) through platforms such as YouTube and SVOD revenues from the sale of content to video streaming platforms. Our portfolio of preschool brand driven content also includes PJ MASKS, CUPCAKE & DINO: GENERAL SERVICES, and RICKY ZOOM, as well as BABY ALIVE and PLAY-DOH.
•Other Brand Blueprint Areas. Other aspects of the Hasbro Brand Blueprint that help drive our storytelling experiences include, digital content, e-sports, location-based entertainment, and publishing.
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
◦Music. Music remains a key medium to increase brand affinity and awareness. We create branded music, working with distributors to exploit that music in physical, digital and streaming formats. We partner our brands with music artists to increase exposure for our products and we work closely with music publishers to collect music publishing income from all manner of exploitation.

•Brand Blueprint in Action. A few examples of our Brand Blueprint in action during 2021 and beyond are described below.
◦In 2021, our gaming portfolio grew 19% to $2.1 billion. Our gaming portfolio is one of the biggest, most profitable and fastest growing combinations of gaming brands across face to face, tabletop and digital platforms in the world. Led by MAGIC: THE GATHERING, which had its best year ever, we continue to invest in this growing business. Tabletop to digital, MAGIC: THE GATHERING and DUNGEONS & DRAGONS have generated significant growth with high engagement. We have plans to leverage the power of Wizards’ brands across the Brand Blueprint for both current fans and potential new fans as we have a new MAGIC: THE GATHERING Netflix series coming later in 2022, and, in early 2023, the planned theatrical release of the DUNGEONS & DRAGONS feature film as described above. We believe these efforts will harness the full potential of the Brand Blueprint with new products introduced in toy & game and licensed consumer products.
◦We experienced a successful relaunch of one of our iconic brands, MY LITTLE PONY. Led by the expertise of our eOne entertainment team, we released My Little Pony: A New Generation, an animated feature film that was #1 in the Netflix Kids Top 10 in more than 80 countries on opening weekend. This relaunch fueled greater than 100% growth in toy and game point of sale in the fourth quarter 2021. We have a significant multi-year content roadmap led by eOne and a deep and innovative merchandise program, which we believe will position this brand to reclaim its place as a leading global lifestyle brand.
◦Two other valuable brands that benefited from the Brand Blueprint were PEPPA PIG and PJ MASKS. In August 2021, we launched the first Hasbro toys and games for these leading preschool brands. PEPPA PIG was one of our top brand growers for 2021, and as we shifted licensed revenue to in-sourced revenue in toys and games, we were still able to grow licensed consumer products revenue, highlighting the powerful reach of PEPPA PIG across categories.

Brand Portfolios
We organize and market owned, controlled and licensed intellectual properties within our brand architecture under the following five brand portfolios:
•Franchise Brands
•Partner Brands
•Hasbro Gaming
•Emerging Brands
•TV/Film/Entertainment

Brand Portfolio	Key Brands	Description and Significant Developments
Franchise Brands	•MAGIC: THE GATHERING •NERF •PLAY-DOH •TRANSFORMERS •MONOPOLY •BABY ALIVE •MY LITTLE PONY
Includes our flagship owned or controlled brands, which we believe can deliver significant revenues, profits and growth across the brand blueprint over the long term.
•In 2021, MAGIC: THE GATHERING benefited from numerous successful card set releases including Strixhaven, Modern Horizons 2, Adventures in Forgotten Realms and Innistrad: Midnight Hunt.
•In September 2021, we released the feature length film, MY LITTLE PONY: A NEW GENERATION, as well as a new MY LITTLE PONY product line.

Partner Brands
•MARVEL, including SPIDER-MAN and THE AVENGERS(1)
•LUCASFILMS' STAR WARS(1)
•DISNEY FROZEN(1)(2)
•BEYBLADE
•DISNEY PRINCESS(1)(2)
•SESAME STREET
•DISNEY‘S DESCENDANTS(1)
(1)Owned by The Walt Disney Company (“Disney”).
(2) License expires at the end of 2022.

Includes those brands we license from other parties for which we develop toy and game products. Partner brand revenues fluctuate based primarily on the entertainment releases around these brands in any given year.
•We hold global toy and game licensed merchandise rights for major Disney entertainment properties Marvel and Star Wars, each for multi-year terms.
•Our products were also supported by numerous streaming and broadcast television series of our partners.

Hasbro Gaming	•DUNGEONS & DRAGONS •DUEL MASTERS •JENGA •OPERATION •CONNECT 4 •CLUE •THE GAME OF LIFE •TWISTER •TRIVIAL PURSUIT •And many others
Includes the Company’s face-to-face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games.
•We launched Dungeons & Dragons: Dark Alliance, a team-based action role-playing game, set in the DUNGEONS & DRAGONS world, in the first half of 2021 for PC and gaming consoles.

Emerging Brands	•PEPPA PIG •FURREAL FRIENDS •PJ MASKS •POWER RANGERS •GI JOE •SUPER SOAKER •POTATO HEAD •PLAYSKOOL •LITTLEST PET SHOP
Includes those brands we own or control which have not yet grown to the significance of a franchise brand, many of which we believe could be potential franchise brands. We also launch new brands in this portfolio.

During 2021, Hasbro launched its toy & game products for the PEPPA PIG and PJ MASKS brands.

Beginning in 2022, we have advanced PEPPA PIG to Franchise Brands.

TV, Film & Entertainment
eOne programming series include:

Television Series
•YELLOWJACKETS
•CRUEL SUMMER
•DESIGNATED SURVIVOR
•THE ROOKIE
Film
•CLIFFORD THE BIG RED DOG
•COME FROM AWAY
eOne also has numerous TV and Film distribution rights including:
•FINCH
•FEAR THE WALKING DEAD

Includes all film, TV and other entertainment related revenues that are not Hasbro-branded. All Hasbro-branded content is included in the portfolios noted above.
•In 2020, due to the pandemic, the entertainment industry saw shutdowns in live-action productions and delays or postponements in releases of productions.
•By early 2021, our production studios were operating in line with pre-pandemic levels, together with appropriate health and safety protocols.

Reportable Segments
Segment Realignment
Effective for the first quarter 2021, we realigned our reportable segment structure to correspond with the evolution of our company, which includes the integration of our global independent studio, eOne. The realigned segments represent changes to our reporting structure and reflect management’s allocation of decision-making responsibilities for evaluating the Company’s performance.
Our new reportable segments are:
◦Consumer Products
◦Wizards of the Coast and Digital Gaming
◦Entertainment
◦Corporate and Other

Segment	Description of Segment
Consumer Products
•Engages in the sourcing, marketing and sales of toy and game products around the world. Our Consumer Products business also promotes our brands through the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties, through the sale of branded consumer products such as toys and apparel. Additionally, through license agreements with third parties, we develop and sell products based on popular third-party brands.
•Our toy and game products are supported by cross-functional teams including members of our global development and marketing groups. Our global development teams develop, design and engineer new products alongside the redesign of existing products, driven by our understanding of consumers and using marketplace insights while leveraging opportunistic toy and game lines and licenses. Our global marketing function establishes a cohesive brand direction and assists our selling entities in establishing local marketing programs. This strategy leverages efforts to increase consumer awareness of our brands through the Company's entertainment experiences, including film and television programming and digital gaming.
•As of December 26, 2021, we had offices supporting our Consumer Products business in more than 35 countries contributing to sales in more than 120 countries. Additionally, we seek to grow internationally through further expansion in Eastern Europe, Asia, Africa and Latin and South America.

Wizards of the Coast and Digital Gaming
•Engages in the promotion of our brands through the development of trading card, role-playing and digital game experiences based on Hasbro and Wizards of the Coast properties.
•Wizards of the Coast offerings include popular games such as the collectible card game MAGIC: THE GATHERING and the fantasy tabletop role-playing game DUNGEONS & DRAGONS, as well as other digital games developed for mobile devices, personal computers and video gaming consoles including Magic: The Gathering Arena. Additionally, we out-license certain of our brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties, into digital gaming experiences.

Entertainment
•Engaged in the development, acquisition, production, distribution and sale of world-class entertainment content including film, scripted and unscripted television, children's programming, digital content and live entertainment.
•Film and TV operations produce film and television content which is sold worldwide to distributors, broadcasters, television networks and streaming platforms. While maintaining ownership of the content rights, we sell content for specific time periods to generate broadcast license fees from television content and to collect minimum guarantees and overage participations from films.
•Acquires third-party film and television content.
◦In television, the Entertainment segment engages in the sale of acquired third-party content internationally.
◦For acquired films, the Entertainment segment obtains territorial rights from independent producers to distribute in those territories and acquires global rights which are sold internationally.
•Feature length film and television programming based on our owned and controlled brands provide both immersive storytelling and the ability for our consumers to enjoy these properties in different formats, which also drives product sales, results in increased licensing revenues, and expands overall brand awareness.

Corporate and Other
•Provides management and administrative services to the Company's principal reporting segments described above. The segment consists of unallocated corporate expenses and administrative costs and activities not considered when evaluating segment performance as well as certain assets benefiting more than one segment. In addition, intersegment transactions are eliminated within the Corporate and Other segment.

•Additional Segment Information.
◦To further extend our range of products in the various segments of our business, we sell a portion of our toy and game products to retailers on a direct import basis from the Far East. These sales are reflected in the revenue of the related segment, to which the sale relates.
◦Certain of our products are licensed to other companies for sale in selected countries where we do not otherwise have a direct business presence.
◦For more financial and geographic information regarding our segments, please see note 21 to our consolidated financial statements, included in Part II, Item 8. Financial Statements, of this Form 10-K.
Working Capital Requirements; Seasonality
Our working capital needs are financed through available cash and cash generated from operations, primarily through the sale of toys and games and secondarily through our consumer products licensing and entertainment operations, and, when necessary, by issuing commercial paper or borrowing under our revolving credit agreement. In the event the Company is not able to issue commercial paper, we intend to utilize our available lines of credit.
In addition, the Company’s Entertainment operating segment uses production financing to fund certain of its television and film productions which are typically arranged on an individual production basis by special purpose production subsidiaries.
Our customer order patterns may vary from year to year largely due to fluctuations in the degree of consumer acceptance of product lines, supply and product availability, marketing strategies and inventory policies of retailers, TV and film content releases, including the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As a result, a disproportionate volume of our net revenues from our consumer products business has historically been earned during the third and fourth quarters leading up to the retail industry’s holiday selling season, including Christmas. Moreover, quick response, or just-in-time, inventory management practices result in a significant proportion of orders being placed for immediate delivery. We expect retailers will continue to follow this strategy. In 2021 and 2020, the second half of the year accounted for approximately 62% and 65% of full year revenues, respectively, with the third and fourth quarters each accounting for approximately 31% of full year net revenues in 2021 and 33% and 32% of full year revenues in 2020.
Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year, prior to the peak fourth quarter retail selling season. Our accounts receivable balances increase during the third and fourth quarters as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year. The timing difference between expenses paid and revenues collected sometimes makes it necessary for us to borrow varying amounts during the year, however, we have had sufficient liquidity and capital resources throughout 2021 and 2020 and have not had to borrow under our revolving credit facility.
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
Development and related costs associated with Wizards of the Coast products are specifically allocated to that line of business, including significant investments in tabletop gaming as well as digital gaming, most notably, for the development of Magic: The Gathering Arena, the free-to-play adaptation of the MAGIC: THE GATHERING card game available online and for Dungeons & Dragons: Dark Alliance, launched for console play during the first half of 2021. We also continue to invest in Wizards of the Coast tabletop and digital gaming initiatives planned for release in the coming years.
In addition to the design and development work performed by our own staff, we work with a number of independent toy and game designers, and compete for their designs and ideas with other toy and game manufacturers. Rights to such designs and ideas, when acquired or licensed by us, are usually exclusive and the agreements require us to pay the designer a royalty on our net sales of the item. These designer royalty agreements may also provide for advance royalties and minimum guarantees.
Royalties and Participations
We also produce an array of products under licenses based on our partners’ trademarks and copyrights for the names or likenesses of characters from movies, television shows and other entertainment media. We compete with other toy and game manufacturers for these licensed rights and we refer to our products produced under these arrangements as Partner Brands. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters may be exclusive for specific products or product lines in specified territories, or may be non-exclusive, in which case our product offerings may be competing with the product offerings of other licensees. In many instances, advance royalties and minimum guarantees are required by these license agreements. Our royalty expense in any given year may vary depending upon product mix and the timing of movie releases and other entertainment media.
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
Our products are sold globally to a broad spectrum of customers, including mass-market retailers, distributors, wholesalers, discount stores, drug stores, mail order houses, catalog stores, department stores and other traditional retailers, large and small, as well as ecommerce retailers and direct-to-customer through Hasbro PULSE, our fan-based ecommerce website. Our own sales forces account for the majority of sales of our products with remaining sales generated by independent distributors who, for the most part, sell our products in areas of the world where we do not otherwise maintain a direct presence. The majority of our product sales are to large chain stores, distributors, e-retailers and wholesalers.

Customer Concentration
During 2021, net revenues from our top five retail customers accounted for approximately 36% of our consolidated global net revenues, including our largest customers, Wal-Mart Stores, Inc., Amazon.com and Target Corporation, who represented 13%, 11% and 8%, respectively, of consolidated global net revenues. Net revenues from the Company’s major customers are reported within the Consumer Products segment, Wizards of the Coast & Digital Gaming segment and the Entertainment segment. In 2020, ecommerce sales represented a significant portion of overall sales to these customers as consumers increasingly purchased our products online as compared to in-store shopping due to the shutdown and limited access to retail stores during the COVID-19 pandemic and we saw this trend continue throughout 2021 as compared to pre-pandemic levels. Please see Part I, Item 1A. Risk Factors, of this Form 10-K for a further discussion of risks relating to customer concentration.
Advertising
We advertise many of our products extensively and brands through digital marketing and on television. Products are strategically cross-promoted by spotlighting specific products alongside related offerings in a manner that promotes the sale of not only the selected item, but also those complementary products.
As described earlier, the Hasbro Brand Blueprint strategy includes focusing on reinforcing storylines associated with our brands through several mediums, including television, film, digital gaming and live action experiences. Our brands obtain marketing and advertising support through entertainment appearing on major networks globally, theatrical releases as well as on various other digital platforms, such as Netflix and Apple TV. Through our independent studio we are able to cultivate branded-content and activate and re-ignite our brands, including brands from our vault. The most recent example of this was the September 2021 release of the MY LITTLE PONY: A NEW GENERATION animated film produced by eOne, and launched on Netflix globally.
Many of our new toy and game products are introduced to major customers within one to two years leading up to their year of retail introduction. We have historically showcased certain new products through international toy shows, including New York City, Hong Kong and Nuremburg, Germany, though with the pandemic our participation in these shows in 2021 was mostly virtual, which is planned to continue in 2022. Our advertising expenditures are impacted by our product mix in any given year. For example, brands based on major motion picture releases generally require less advertising as a result of the promotional activities around the motion picture release, whereas leading into a major digital gaming launch, our Wizards of the Coast business will have substantial increases to advertising, marketing and promotional expenses to acquire players and promote gaming releases.
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
Manufacturing and Supply Chain
During 2021, the majority of our products were manufactured in third-party facilities in the Far East, primarily China, Vietnam and India, using a Hong Kong based wholly-owned subsidiary operation for quality control and order coordination purposes. Within the U.S. and Ireland, we utilize two previously owned facilities now operated by Cartamundi, which are located in East Longmeadow, Massachusetts and Waterford, Ireland, to manufacture significant quantities of Hasbro game products under a multi-year manufacturing agreement. We have diversified our global sourcing mix and decreased our dependence on Chinese manufacturing by increasing production of our products in other countries, including Vietnam and India. As of December 26, 2021, 48% of third-party product manufacturing was sourced outside of China.
Beginning in early 2020 with the onset of the COVID-19 pandemic, and continuing throughout 2021, we experienced disruptions to supply of our products due to closures of third-party manufacturing facilities across several geographies, primarily in early 2020, or reductions in manufacturing facility operations across multiple geographies throughout 2020 and 2021. Additionally, we have experienced difficulties in shipping and distributing certain products due to the ongoing global port capacity, shipping container and truck transportation shortages. These challenges have at times caused delays in the availability of products, which in some instances have led to delayed sales and in certain isolated cases, lost sales. These and other disruptions are expected to continue into 2022. However, despite these adverse manufacturing and supply chain conditions, at this time, we believe the manufacturing capacity of our third-party manufacturers, as well as the supply of components, accessories and completed products which we purchase from unaffiliated manufacturers, are adequate to meet the anticipated demand in 2022 for our products. Additionally, during 2021 in response to global supply chain disruptions, we have expanded shipping capacity, activated alternate ports in China and the U.S. and we have prioritized supply based on inventory and customer needs, including the utilization of air freight when needed. However, if global supply chain challenges do not improve or worsen, or we or our suppliers suffer prolonged manufacturing disruptions due to public health conditions, such as the coronavirus, manufacturing capacity of our third-party manufacturers as well as supply of components, accessories and our products may be adversely impacted. See Part I, Item 1A. Risk Factors, of this Form 10-K for further information.
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
Competition
We are a worldwide leader in the development, design, sale and marketing of toys and games and entertainment offerings, operating in a highly competitive business environment. We compete with several large toy and game companies in our product categories, as well as with many smaller United States and international toy and game designers, manufacturers and marketers. In certain instances, we also compete with large retailers, who offer such products under their own private labels, often at lower prices. In addition, we compete with digital gaming developers, who focus primarily on digital gaming products. We also compete with other companies that offer TV and film content and branded entertainment specific to children and their families. Given the ease of entry into our business we view our primary competition as coming from content providers, digital gaming providers and toy and game companies who are creating entertainment experiences that compete with our brand-driven storytelling and product experiences for consumer attention and spending. Businesses that create compelling content can readily translate that content into a full range of product offerings. Competition is based primarily on meeting consumer preferences and on the quality and play value of our products and experiences. To a lesser extent, competition is also based on product pricing.
Our entertainment business competes with other companies that produce and distribute films, television programs and other entertainment content. For example, eOne, as an independent distributor and content producer, competes with other major U.S. and international studios that historically have released a large number of films annually and command a significant share of box office and streaming revenues and television airtime, as well as other independent film and television production or distribution companies. Many of the major U.S. studios are part of large, diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both in-house distribution capability and varied sources of earnings that may allow them to better offset fluctuations in the financial performance of their film and television operations. Some of these competitors have substantially greater marketing and financial resources than we do and may be able to compete aggressively on pricing in order to increase box office revenues and television airtime or streaming placement. In addition, the resources of the major studios may give them an advantage in acquiring other businesses or assets, including content libraries, that we might also be interested in acquiring. The competition we face may cause us to lose market share, achieve lower prices for our productions or pay more for third party content, any of which could harm our business. Additionally, the Discovery Family Channel, our cable television joint venture with Discovery Communications, Inc. in the U.S., competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees.
In addition to contending with competition from other toy and game and entertainment and storytelling companies, we contend with the phenomenon that children are increasingly sophisticated and have been moving away from traditional toys and games. The variety of digital gaming and digital entertainment offerings available for children has expanded while product life cycles of traditional toys and games have shortened as children move on to more sophisticated offerings at earlier ages. As a result, our products not only compete with those offerings produced by other toy and game manufacturers and companies offering branded family play and entertainment, we also compete, particularly in meeting the demands of older children, with entertainment offerings of many technology companies, such as makers of tablets, mobile devices, video games and other digital gaming products and screens, and social media companies.

The changing trends in consumer preferences with respect to entertainment and low barriers to entry as well as the emergence of new technologies and different mediums for viewing content, such as the growing number of streaming platform options, continually creates new opportunities for existing competitors and start-ups to develop products and offerings that compete with our entertainment and toy and game offerings.
Environment, Social and Governance (ESG) Performance
Overview
At Hasbro, we believe strong Environment, Social, and Governance (ESG) performance drives long-term value creation for all our stakeholders. Our ESG priorities include climate and sustainability, ethical sourcing and human rights, culture, and human capital management, including Diversity, Equity & Inclusion (DEI), and product and content safety.
Governance
The governance of ESG starts with our Board of Directors (Board), with specific oversight by our Nominating, Governance, and Social Responsibility Committee of the Board (Governance Committee). ESG topics, including DEI, climate, and human rights, are regular agenda items at the Governance Committee. Additionally, the Audit Committee of our Board oversees SEC and public disclosures in specific areas like conflict minerals, climate risk, and enterprise risk. The full Board receives regular updates regarding our ESG progress.
In addition to Board-level governance, our CEO and the senior management team regularly review our ESG performance, progress and opportunities. The Chief Purpose Officer, who reports to the CEO and is a member of senior management, is responsible for setting the strategic direction for our global ESG strategy and performance, and ensures the integration of ESG throughout the global organization and supply chain.
Building on Our Success and Reaching New Heights
ESG and Purpose are at the center of our Brand Blueprint and drive how we operate the business. We continue to integrate ESG across the business and are proud of our innovative, best-in-class strategic initiatives that uphold our purpose and make a positive impact for our stakeholders.
Below are some of the highlights from 2021:

Some of our accolades in the ESG area include:

2021 World's Most Ethical Companies (Ethisphere) – 10th consecutive year on list

2021 America's Most Just Companies, ranked #1 in Household Goods & Apparel category

2021 100 Best Corporate Citizens by 3BL Media – 10th consecutive year on the list

2021 America's Most Responsible Companies (Newsweek)

2021 Walmart Project Gigaton "Giga-Guru"

2021 100 Best Companies for Working Mothers from Seramount (formerly Working Mother Magazine) and one of the organization's **100 Best Companies for Dad**

2021 Scored 100 percent on the **Human Rights Campaign's (HRC's) Corporate Equality Index**, noting Hasbro is one of America's top companies for LGBTQ+ Workplace Equality

2020 Hasbro's first-in-the-industry Toy Recycling program won the **Gold Play for Change Award** in the **Environmental Sustainability** category at the Toy Industries of Europe (TIE) Play for Change Awards

2019 Most Reputable U.S. Companies (Reputation Institute) – #7/390

2019 Hasbro rated highest in the **Travel and Leisure Category** by the **Responsible Sourcing Network** and in the top six percent of companies reporting for our work addressing conflict minerals in the supply chain

2019 50 Best ESG Companies (Investor's Business Daily) – #9

2019 Top 100 Sustainable Companies (Barron's) – #32

2019 Points of Light Foundation Civic 50 – Recognizing the "**Most Community Minded Companies in the United States**." Hasbro has been named to the list every year since the initiative began

Key Areas of Focus
•Climate and Sustainability: We recognize the impact our business can have on the environment and are working to reduce our footprint. We view sustainability challenges as opportunities to innovate and to continuously improve our product design and operational efficiencies. We believe the long-term viability and health of our own operations and our supply chain, and the significant potential for environmental improvements, are key components to our business success.
Reducing our Carbon Footprint and Setting Science-Based Targets: We are proud to be taking action on climate. In 2019, we began a comprehensive measurement of our supply chain footprint, with 100% of our suppliers participating. We are now in the process of setting science-based targets for our greenhouse gas emission reductions with a near-term 2030 goal, based on limiting emissions to keep warming below 1.5°C above pre-industrial levels, and a long-term 2050 goal, based on net-zero emissions across our value chain.
In addition to taking action to reduce our energy consumption and improve energy efficiency, we support initiatives to increase the generation of renewable energy in the marketplace. We continue to meet our renewable energy goal, matching virtually 100 percent (99.6%) of the energy used in our owned and operated facilities with investments in renewable energy. To address the greenhouse gases generated by electricity consumption, we purchase Renewable Energy Certificates (RECs) which support the production of renewable energy such as wind, solar, thermal, and similar renewable sources, at levels equal to what we use from the public grid. These RECs are bought in and applied to the markets where the energy is used by our facilities across the globe.

We purchase carbon offsets to address the remaining GHG emissions generated by the use of gas and liquid fuel at our leased and owned facilities, company vehicles, all employee business air travel and the remaining small amount (0.4%) of emissions generated by electricity consumption at our facilities in markets where RECs are not available.
Other key goals and objectives in this area include:
•Eliminating virtually all plastic in packaging for new products by the end of 2022.
•Expanding our industry-first toy recycling program (currently in 12 countries) in partnership with TerraCycle, a leader in product recycling outside of municipal recycling.
•Reducing energy consumption by 25%, greenhouse gas emissions by 20%, waste to landfill by 50%, and water consumption by 15%, by the end of 2025 for our owned/operated facilities.
•Climate Risk and Resilience; TCFD: Managing the resilience of our business to the risks of climate change, including severe weather events, is also a priority. We are working to further integrate climate risk and resilience into our overall enterprise risk management process, including our plans to use the Task Force on Climate-related Financial Disclosures (TCFD) framework.
•Human Rights and Ethical Sourcing: Our Human Rights and Ethical Sourcing program, first launched in 1993, is dedicated to ensuring that facilities involved in the production of our toys and games, or licensed consumer products, comply with Hasbro’s Global Business Ethics Principles. The program is designed to ensure fair and safe working conditions; fairness, dignity, and respect for workers; and robust supplier engagement to ensure strong safety, health and environmental performance. While working on these issues with partners, suppliers, third-party factories, and licensees is complex, we remain vigilant in our commitment to ensure workers in our supply chain are treated in accordance with our high ethical standards and applicable laws.
Key goals and objectives in this area include:
•On an annual basis, achieve 100% social compliance audit rate for all third-party vendor and major sub-contractor facilities (Facilities), as well as 100% follow-up audit rate for all Facilities with pending remediation issues.
•Requiring 100% of Facilities to participate and complete the Hasbro Ethical Sourcing Academy, a 30-hour, e-learning social compliance course, which trains and reinforces Hasbro’s rigorous ethical sourcing requirements. This mandatory online training is in addition to monthly in-person vendor workshops that the Hasbro Ethical Sourcing team hosts in our sourcing office locations around the world.
•Empowering female factory workers through our Worker Well-Being program, which provides life-enhancing skills training and knowledge on topics from nutrition and reproductive health to problem solving and financial literacy.
Human Capital Management
Overview
Our key human capital management objectives for our direct workforce are to attract, develop and retain diverse talent. The experience, dedication and diverse backgrounds of our employees are at the heart of our success, energizing everything we do, from developing innovative products to creating immersive gaming and entertainment experiences. Working together, we seek to create a culture that embraces our values of Community, Creativity, Inclusion, Integrity and Passion. We also believe that when everyone feels valued, they feel empowered to deliver their best every day. As our organization continues to grow and evolve, we remain steadfast in our ambition to provide a supportive and inclusive community that is the best place our employees have ever worked.
Governance
Our governance of human capital falls within the governance structure for ESG overall. The Governance Committee of the Board oversees the company’s human capital policies and practices, including the company’s approach to promoting diversity, equity and inclusion in the workplace. The Compensation Committee of the Board oversees our compensation programs.

Our Chief Human Resources Officer ("CHRO") is responsible for developing and executing key aspects of our human capital strategy, including the attraction, acquisition, development, and engagement of talent to deliver on the Company’s strategy and the design of competitive compensation and employee benefit programs. Our Chief Purpose Officer (CPO) is responsible for developing and executing our strategy for human rights and ethical sourcing programs for the workers across our supply and value chain. Our CPO and CHRO sit on our internal DEI Steering Committee, a committee comprised of global management leaders from various parts of the business. The DEI Steering Committee is responsible for setting the DEI strategy, and our Senior Vice President of DEI is responsible for executing the strategy.
Employees
As of December 26, 2021, we employed 6,640 people worldwide, with approximately 51% of our employees in North America (42% in the United States; 9% in Canada), 24% in Europe, 18% in Asia Pacific, and 7% in Latin America (includes Mexico). As of fiscal year end, approximately 55% of our global workforce was female, 46% of our employees in managerial roles (director level and above) were female, and minorities represented approximately 22% of the Company's U.S. workforce, of which 14% were in managerial roles. For our U.S. workforce, we also disclose our diversity by job type (based on the EEO-1 filing), which is available on our CSR website. The contents of our CSR website are not incorporated herein.
Approximately 6% of our employees globally are covered by unions or collective bargaining agreements.
Key Areas of Focus:
•Diversity, Equity, and Inclusion. We believe that the more inclusive we are as a company, the more effective our employees will be and the stronger our business will perform. Hasbro views DEI as a strategic ESG priority that is linked to the future success of our business and the growth of our brands. In 2018, our former Chairman and CEO, Brian Goldner, along with 800 other CEOs, signed on to the CEO Action for Diversity and Inclusion pledge, developed by the accounting firm PwC, to publicly affirm Hasbro’s commitment to DEI as a fundamental value and corporate priority. A summary of some of the significant steps we have taken to further build a culture of DEI within our organization include:
◦Establishing a DEI function responsible for DEI programs and initiatives, talent acquisition and employee engagement.
◦Holding numerous meetings with employees across the U.S., outlining the business case for DEI.
◦Launching a Global Diversity, Inclusion and Belonging program to discuss employee experiences and concerns in the aftermath of social unrest.
◦Implementing unconscious bias training to help acknowledge subtle biases, which impact employee and management behavior, from hiring to project team selections and people management.
◦Setting ambitious DEI goals for the organization:
▪Increasing female representation in management (Director +) roles globally to 50% by 2025;
▪Expanding ethnically and racially diverse employee representation in the U.S. to 25% by 2025; and
▪Targeting a 50% diverse slate of candidates when recruiting for open U.S. positions where there is ethnic and minority underrepresentation.
•Employee Engagement. At Hasbro, we support 12 Employee Resource Groups (ERGs), with nearly 1,000 members, reflecting our diverse employee population and the dynamic opportunities for employee engagement. These groups give voice to member concerns, create opportunities for networking and leadership skills development, aid in employee recruitment and retention efforts, and celebrate ethnic and cultural themes important to our workforce. In addition to our ERGs, we established a Business Resource Group (BRG), which provides a channel for the ERGs to consult on business decisions and programs, many related to diversity, as well as on the marketing, design, and content of products.

•Compensation, Health, Safety & Well-being of Employees. Employee attraction, development and retention has long been a key Hasbro priority. We recognize and reward our employees with a total rewards package that includes competitive base pay, equity compensation (for certain levels), annual incentives, product discounts and other comprehensive benefits, including wellness programs that help people integrate work and life commitments. We regularly review salary ratios for men and women in similar roles to help maintain internal equity and market competitiveness across the globe, including among managers. We review both industry and local market data at least annually to identify trends and market gaps to maintain the competitiveness of our compensation and employee benefit programs. When designing our compensation and employee benefit programs, we also look beyond the fundamentals of these important components and consider the bigger picture of how these programs contribute to the overall employee experience.
Employee health, safety and wellness are top priorities at Hasbro. We support our colleagues’ well-being, which includes mental, physical, and financial wellness, through a number of programs, including:
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
◦Financial wellness resources offered by third-party vendors with whom we work that can assist our employees with retirement and other financial planning services.
In 2021, our organization continued to showcase great resilience, with most of our workforce continuing to work remotely due to the COVID-19 pandemic. As part of our ongoing commitment to supporting our diverse and geographically dispersed employee population, we issued regular and frequent communications to ensure the health, safety and, welfare of our employees. We encourage a continuous dialogue with our employees by inviting their feedback and, as a result, we continue to learn about and respond to their concerns. We provided technological tools, ergonomic support, internet capacity, mental health support and many other tools designed to support our workforce in working effectively in their homes or safely on site, if their jobs so required it. We developed engaging COVID-19 handbooks for employees returning to work in our offices around the world and implemented robust employee health and safety protocols and sanitization in our owned and operated offices and facilities globally. We provided employees with a stipend to help them with expenses relating to remote work. In the U.S., we adopted changes to certain employee benefit plans that were authorized by legislation enacted as a result of COVID-19 to allow greater flexibility and broader coverage to our employees in the event they were negatively impacted by COVID-19. Our employees’ health, safety and well-being during the pandemic has been a top priority.
•Training and Talent Development. We are committed to the continued development of our people. Strategic talent reviews and succession planning occur on a planned cadence annually – globally and across all business areas. The CEO and CHRO convene meetings with senior company leadership and the Board to review top company talent. We provide opportunities for our employees to grow their careers. We have programs and training to help develop our employees, such as the Hasbro Management Academy, a global program for managers that identifies and describes what it takes to be an effective leader at Hasbro. We invest in the development of our employees by providing in-house training and opportunities to participate in third-party programs, including specialized training as well as broader academic pursuits.

•Community Service. The power of service is core to our culture. We cultivate this culture of community and volunteerism by offering our employees four hours of paid time off every month to volunteer with programs and organizations benefiting children, DEI, environmental stewardship, and other important causes. In addition, team-building company-sponsored volunteer projects are organized throughout the year providing large groups of employees the opportunity to make a meaningful difference in their communities. Our Global Day of Joy is Hasbro’s annual, company-wide day of service and has become a cherished company tradition. The annual tradition takes place every December, and employees from each Hasbro office around the world participate in service projects to benefit child-focused organizations. Finally, in 2021, we also began offering skills-based volunteer opportunities to encourage our employees with specific skills, talents, and professions to donate their time to organizations and communities in need, pro bono. Overall, in 2021, 92% of eligible employees around the world completed more than 250 service projects to positively impact the lives of more than 100,000 children.

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
In addition to laws restricting the collection of information from children, our business is subject to other regulations, such as the General Data Protection Regulation which became effective in the European Union in May 2018, which restricts the collection, use, and retention of personal information, as well as data protection laws in the United States and other countries. Failure to comply with any of those restrictions can subject us to severe liabilities.
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

Name	Age	Position and Office Held	Period Serving in Current Position*
Richard S. Stoddart(1)	58	Interim Chief Executive Officer	Since 2021
Deborah M. Thomas(2)	58	Executive Vice President and Chief Financial Officer	Since 2013
Christian Cocks(3)	48	President and Chief Operating Officer, Wizards of the Coast & Digital Gaming	Since 2016
Eric Nyman(4)	49	Chief Consumer Officer and Chief Operating Officer, Hasbro Consumer Products	Since 2021
Darren Throop(5)	57	Chief Executive Officer, Entertainment One	Since 2020
Tom Courtney(6)	61	Executive Vice President, Chief Global Operations Officer	Since 2017
Michael Hogg(7)	67	Executive Vice President and Chief Commercial Officer	Since 2020
Dolph Johnson	63	Executive Vice President and Chief Human Resources Officer	Since 2012
Tarrant Sibley(8)	53	Executive Vice President and Chief Legal Officer and Secretary	Since 2019
*Effective Feb 25, 2022, Christian Cocks has been appointed as CEO and a Director, Eric Nyman has been appointed as President and Chief Operating Officer, and Rich Stoddart will no longer serve as interim CEO and will become Chair of the Board.

(1) Mr. Stoddart was appointed to serve as interim CEO in October 2021; Mr. Stoddart, most recently the Lead Independent Director of the Board, was appointed to the Company's Board in 2014. Mr. Stoddart was President and Chief Executive Officer of InnerWorkings, Inc., from 2018 to 2020; prior thereto, Chief Executive Officer of Leo Burnett Worldwide from February 2017 to 2018, the Chief Executive Officer of Leo Burnett North America from 2013 to 2017 and the President of Leo Burnett North America from 2005 to 2013.
(2) Prior thereto, Senior Vice President and Chief Financial Officer from 2009 to 2013.
(3) Effective February 25, 2022, Mr. Cocks will become Chief Executive Officer of Hasbro.
(4) Effective February 25, 2022, Mr. Nyman will become President and Chief Operating Officer of Hasbro. Prior thereto, he served as Chief Consumer Officer and Chief Operating Officer of Hasbro Consumer Products from 2021-2022, Chief Consumer Officer from 2020-2021, President, North America Sales and Marketing from 2018-2020, President US Sales Marketing from 2016-2020, and President-Canada from 2015-2016.

(5) Mr. Throop was appointed an executive officer of Hasbro in February 2020. He has served as Chief Executive Officer of eOne since 2003.
(6) Prior thereto, Senior Vice President and General Manager, Global Operations, from 2012 to 2017.
(7) Prior thereto, Chief Operating Officer, Commercial Markets from 2018 to 2019; prior thereto, President, Hasbro North America from 2011 to 2018.
(8) Prior thereto, Senior Vice President, Chief Legal Officer and Secretary from 2018 to 2019 and Senior Vice President and Deputy General Counsel from 2010 to 2018.

Availability of Information
Our internet address is http://www.hasbro.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through the investor section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
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

Item 1A.    Risk Factors.
In evaluating our business, the material risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission should be considered carefully. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. The occurrence of any of these events or circumstances could individually or in the aggregate have a material adverse effect on our business, financial condition, cash flow or results of operations. This report contains forward-looking statements. Please refer to the cautionary statements made under the heading "Special Note Regarding Forward-Looking Statements" for more information on the qualifications and limitations on forward-looking statements.
Strategic Risks Related to Our Business
Our business will suffer if we are not successful in developing and expanding our owned and partner brands across our brand blueprint.
Our strategy is to focus on fewer, larger global brands with an emphasis on developing and expanding those of our owned and key partner brands, which we view as having the largest global potential, across our brand blueprint. As we concentrate our efforts on a more select group of brands, we believe we can gain additional leverage and enhance the consumer experience. This focus means that our success depends disproportionately on our and our partners’ ability to successfully develop this select group of brands across our brand blueprint and to maintain and extend the reach and relevance of these brands to global consumers in a wide array of markets. This strategy has required us to acquire, build, invest in and develop our competencies in storytelling, digital gaming, consumer products and entertainment. Acquiring, developing, investing in and growing these competencies has required significant effort, time and money, with no assurance of success. The success of our brand blueprint strategy also requires significant alignment and integration among our business segments. If we are unable to successfully develop, maintain and expand our owned and key partner brands across our brand blueprint, our business performance will suffer.
If we or our partners fail to successfully develop and deliver engaging storytelling through entertainment media our ability to build our brands and sell products will suffer.
Engaging storytelling offered through entertainment media, such as television, films, digital content and other media, is an important way for consumers to experience our and our partners’ brands. The success, or lack of success, of such entertainment media efforts can significantly impact the demand for our products and our financial performance. We spend considerable resources in designing and developing products in conjunction with our and our partners’ planned media releases. We also rely heavily on the efforts of third parties, such as licensors, film studios, content producers and distribution channels with whom we work, with respect to the development of content and timing of media development, release dates and the ultimate consumer interest in and success of these media efforts. In some cases, we do not fully control when or if any particular project will be greenlit, developed or released. Our licensors, media partners or other third parties may change their plans with respect to projects and release dates or may decide to cancel development. Lack of control can make it difficult for us to get entertainment projects developed, plan future entertainment slates and to successfully develop and market products in conjunction with such entertainment projects, given the lengthy lead times involved in product development and successful marketing efforts. Any delay or cancellation of planned product development work, releases, or media support may decrease the number of products we sell, which may harm our business. In 2020 and continuing into parts of 2021, productions and entertainment releases were delayed due to the shutdown of productions and theaters during the COVID-19 pandemic. Delays and shutdowns such as those we have experienced, can have and had an adverse effect on our results. If films, television shows, or any other key entertainment content for which we develop and market products are not as successful as we and our partners anticipate, our revenues and earnings will decline.

Consumer interests change rapidly and acceptance of products and entertainment offerings are influenced by outside factors, making it difficult to create storytelling experiences and to design and develop products, play patterns and entertainment offerings which are and will continue to be popular with children, families and audiences.
The interests of children, families, fans and audiences evolve extremely quickly and can change dramatically from year to year and by geography. To be successful, we must correctly anticipate the types of entertainment, products and play patterns which will capture consumers’ interests and imagination, and quickly develop and introduce innovative products and engaging entertainment which can compete successfully for consumers’ limited time, attention and spending. This challenge is more difficult with the ever-increasing utilization of technology, social media and digital media in entertainment offerings, and the increasing breadth of entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever-changing and expanding pipeline of entertainment and consumer properties and products which compete for consumer interest and acceptance, create an environment in which some products and entertainment offerings can fail to achieve consumer acceptance, and other products and entertainment offerings can be popular during a certain period of time but then be rapidly replaced. As a result, our products and entertainment offerings can have short consumer life cycles.
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
Our business will suffer if we are unable to grow our Wizards of the Coast and digital gaming business.
A key component to the success of our brand blueprint strategy is to continue to invest in digital gaming and technology, particularly through our Wizards of the Coast and digital gaming business. We have invested substantially in this business segment and as a result it has seen significant growth over the past several years, and while primarily through growth in tabletop play, continued digital game development is a key growth factor for the future. If we are unable to continue to grow this business and ensure its integration with our other business segments, our business may be harmed. The digital gaming industry is highly competitive and costs associated with designing, developing and producing digital games and technologically advanced or sophisticated toy products tend to be higher than for many of our other more traditional products, such as board and trading card games and action figures, with no assurance of success. The ability to sell enough of these advanced products, at prices high enough to recoup our costs and make a profit, is constrained by heavy competition in consumer electronics and entertainment offerings and can be further constrained by difficult economic conditions. As a result, we face increased risk of not achieving sales sufficient to recover our costs and we may lose money on the development and sale of these products. Additionally, designing, developing and producing digital and technologically advanced or sophisticated products often relies on third parties and requires different competencies and follows different timelines than traditional toys and games. Delays in the design, development or production of these digital gaming products could have a significant impact on our ability to successfully offer such products. In addition, the pace of change in product offerings and consumer tastes in the electronics and digital gaming areas is potentially even greater than for our other products. If a digital game fails to gain consumer acceptance early in its life cycle, there are limited opportunities to gain such acceptance through secondary launches or distribution through alternative platforms. This pace of change or lack of consumer acceptance means that the window in which a digital gaming product can achieve and maintain consumer interest may be even shorter than traditional toys and games.
If we fail to respond to or capitalize on the rapid technological development in the entertainment industry, including changes in entertainment delivery formats, our business could be harmed.
The entertainment industry continues to experience frequent change driven by technological development, including developments with respect to the formats through which films, television programming, and other episodic content are delivered to consumers. With rapid technological changes and dramatically expanded digital content offerings, the scale and scope of these changes have accelerated in recent years. For example, consumers are increasingly accessing television, film and other episodic content on streaming and digital content networks, such as Netflix, Amazon Prime Video, Hulu, Disney+ and Apple TV+ to name a few. Similarly, as a result of the COVID-19 pandemic, some entertainment offerings have gone direct to streaming channels as opposed to theaters or at the same time as theaters or have gone to streaming channels after only a short period of time in the theaters. Direct release to streaming channels is likely to continue. Technological as well as other changes caused by the pandemic have caused significant disruption to the retail distribution of entertainment offerings, and have caused and could in the future cause a negative impact on sales of our products and other forms of monetization of content, especially those which are reliant on box office success. We may lose opportunities to capitalize on changing market dynamics, technological innovations or consumer tastes if we do not adapt our content offerings or distribution capabilities in a timely manner. The overall effect that technological development and new digital distribution platforms have on the revenue and profits we derive from our entertainment content, including from merchandise sales derived from such content, and the additional costs associated with changing markets, media platforms and technologies, is unpredictable. If we fail to accurately assess and effectively respond to changes in technology and consumer behavior in the entertainment industry, our business may be harmed.
We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected or if revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties.
The success of entertainment properties for which we have a license, such as licenses we have with The Walt Disney Company, and the ability of us to successfully market and sell related products, can significantly affect our revenues and profitability. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties.
The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs of significant amounts which, in turn, would harm our results of operations. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or not pursuing certain new licenses. Additionally, as a licensee of entertainment-based properties, we cannot guarantee that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.
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
The success of our brand blueprint strategy is dependent in part on our ability to produce and distribute entertainment offerings that consumers want to experience and that create further awareness of our brands and products. Our global independent studios, operated by eOne, compete with major U.S. and international studios, that typically release a large number of films annually and command a significant share of box office revenues, streaming revenues, and television airtime, as well as other independent film and television production or distribution companies.
Many of the major U.S. studios are part of large, diversified corporate groups with a variety of other operations, including television networks, cable channels and streaming services that can provide both in‑house distribution capability and varied sources of earnings that may allow them to better offset fluctuations in the financial performance of their film and television operations. Some of these competitors have substantially greater marketing and financial resources than we do and may be able to compete aggressively on pricing in order to increase box office or streaming revenues, obtain distribution rights and obtain television airtime. In addition, the resources of the major studios may give them an advantage in acquiring other businesses or assets, including content libraries, that we might also be interested in acquiring. The competition we face may cause us to lose market share, achieve lower prices for our productions or pay more for third‑party content, any of which could harm our business.
We may not realize the anticipated benefits of acquisitions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.
Acquisitions and investments have been a component of our growth and the development of our business, such as our acquisition of our global independent studio, eOne. Acquisitions can broaden and diversify our brand holdings and product offerings, and allow us to build additional capabilities and competencies around our brand blueprint, such as entertainment and digital gaming offerings.
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

Operational Risks Related to our Business
An inability to develop, introduce and ship planned products, product lines and new brands in a timely and cost-effective manner may damage our business.
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
If we are unable to navigate through global supply chain challenges, our business may be harmed.
In 2021 and continuing into 2022, we have faced global supply chain challenges with the production and delivery of some products being delayed due to logistics, including labor, trucking and container shortages, port congestion and other shipping disruptions. We have experienced increases in material costs and shortages for some of our products, due in part to higher wages being paid due to labor shortages in China and Vietnam, as well as periodic and unpredictable manufacturing shut-downs due to COVID-19. While we have taken actions to lessen the impact of these supply chain challenges, such as through the use of alternative ports and air freight, such actions have resulted in higher costs and there can be no assurance that the actions taken will continue to be effective. We have also increased prices in some cases to help offset increased costs. We can provide no assurance that we will be able to increase prices in the future and we cannot assure that price increases we have already taken will offset the entirety of additional costs we have incurred and may incur in the future to mitigate the supply chain disruption. Further, if we are unable to negotiate favorable carrier agreements, deliver products on time or otherwise satisfy demand for our products, our business may be harmed.
If we are unable to adapt our business to the continued shift to ecommerce, our business may be harmed.
Our ecommerce business is accounting for a higher portion of the ultimate sales of our products to consumers than it has historically. In 2021, ecommerce sales represented a significant portion of overall sales to our key customers as consumers increasingly purchased our products online as compared to through in-store shopping due to the continued transition to ecommerce accelerated by the shutdown and limited access to retail stores during the COVID-19 pandemic. Ecommerce sales have resulted in retailers holding less inventory, which has caused us to adjust our supply chain. Additionally, if our technology and systems used to support ecommerce order processing are not effective, our ability to deliver products on time on a cost-effective basis may be adversely affected. Failure to continue to adapt our systems and supply chain and successfully fulfill ecommerce sales could harm our business.
The concentration of our retail customer base and continued shift to ecommerce sales means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.
We depend upon a relatively small retail customer base to sell the majority of our products. For the fiscal year ended December 26, 2021, Wal-Mart Stores, Inc., Amazon.com and Target Corporation accounted for approximately 13%, 11% and 8%, respectively, of our consolidated net revenues. Due to our customer concentration, if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, impose unexpected fees on us, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, our business may be harmed.
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
We operate facilities and sell products and entertainment offerings in numerous countries outside the U.S. Over time, we expect our international sales and operations to continue to grow both in dollars and as a percentage of our overall business as a result of a key business strategy to expand our presence in emerging and underserved international markets, such as Eastern Europe, Latin America, Africa and Asia. Additionally, we utilize third-party manufacturers primarily located in the Far East, including China, Vietnam and India, to produce most of our products. These international operations, including operations in emerging markets, have unique consumer preferences and business climates, present additional challenges and are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
•Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement, as such laws and policies relate to our products and approval of entertainment;
•Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be quite different from the U.S.;
•Natural disasters and the greater difficulty and cost in recovering therefrom;
•Difficulties in moving materials and products from one country to another, including port congestion, strikes, labor shortages and other events causing transportation delays and interruptions;
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
Our reliance on third-party manufacturers to produce our products, particularly in China, Vietnam and India, presents risks to our business.
All our products are manufactured by third-party manufacturers, the majority of which are in China, with a significant amount of our product sourcing also coming from manufacturers in Vietnam and a lesser amount from India. Should changes be necessary, our external sources of manufacturing can be shifted, over a significant period of time, to alternative sources of supply. If we were prevented or delayed in obtaining products or components for a material portion of our product lines due to economic, political, civil, labor or other factors beyond our control, including work stoppages, slowdowns or strikes, natural disasters, adverse health conditions or pandemics, our ability to manufacture would be adversely affected and our operations may be substantially disrupted, potentially for a significant period of time. This delay could significantly reduce our revenues and profitability and harm our business while alternative sources of supply are secured.
Given that our toy and game manufacturing is conducted by third-party manufacturers, health conditions, such as the coronavirus, and other factors affecting social and economic activity where our manufacturers are located may affect the movement of people and products into and from those locations to our major markets, including North America and Europe. Further, increases in the costs of labor and other costs of doing business in markets where we manufacture, could also have a significant negative impact on our operations, revenues and earnings. Prolonged disputes or slowdowns at west coast or other ports can negatively impact both the time and cost of transporting goods into the U.S. Natural disasters or health pandemics, such as COVID-19, impacting our manufacturers had and can have a significant negative impact on our business.
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
We have been working over the last several years to reduce our reliance on manufacturing in China, such as by moving production of certain products to facilities in other countries like Vietnam, India and Mexico, as well as by increasing production of our products in other markets, including in the U.S. We plan to continue those efforts in future years, but cannot guarantee we will be as successful in these efforts as we plan. Furthermore, many of these newer production facilities, such as in Vietnam and India, raise other risks in that we are working with vendors who have not been manufacturing products like ours for as long as historical vendors in China. That means these new vendors must successfully develop the capability to manufacture our products to the quality and safety standards we require and within the tight timeframe required by our customers. Newer and less experienced vendors are more susceptible to product quality, logistics and other issues, due in part to their less mature infrastructure or unfamiliarity with our product standards.
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
In some cases, we have entered into long-term agreements to acquire films with producers. These agreements require us to pay for films released by the relevant studio at rates typically calculated by reference to the film’s budget. In addition, we have entered into long term contracts for the acquisition of certain of our television programs. As these contracts expire, we may choose to renew, renegotiate or terminate them. These arrangements are also terminable by the counterparty under certain circumstances. If we are unable to renew or replace them on acceptable terms, we may not be able to replace this content with other film acquisitions. Even if these contracts are renewed or replaced, the terms on which we acquire content may be less favorable than the terms of our current agreements and the financial success or quantity of films and television programs we acquire through these long-term contracts may decrease. There can also be no assurance that revenues based on these long-term contracts will exceed the costs of acquiring the films or television programs.
Our success is dependent on the efforts and dedication of our officers and other employees.
Our officers and employees are at the heart of all our efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring and retaining our management team and our many other skilled officers and employees around the world. In the entertainment and digital gaming industries, experienced personnel and top creative talent are in high demand and competition for their talent is intense. The increasing prevalence of remote work creates further challenges in retaining employees as some employees desire more flexibility in their employment and the ability to work remotely opens up more employment opportunities. The impact of failing to retain key employees can be high due to loss of key knowledge and relationships, loss of creative talent, lost productivity, hiring and training costs, all of which could result in lower profitability. We cannot guarantee that we will recruit, hire or retain the key personnel we need to succeed.
We have experienced significant changes in our leadership due in part to the untimely passing of our former Chief Executive Officer and Chairman, Brian Goldner in October of 2021, resulting in the recent appointment of Chris Cocks as our new Chief Executive Officer and, Eric Nyman as our new President and Chief Operating Officer, both becoming effective February 25, 2022. Our future success will depend on the leadership of our key executives such as Mr. Cocks and Mr. Nyman. In addition, we have experienced the retirement and transition of certain other executives, and changes in our employee composition, both in terms of global distribution and in skill sets. Our loss of key management or other employees, inability to drive success through our new leaders, or our inability to retain or hire talented people with the skill sets we need for our diverse and changing business, could significantly harm our business.
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
We and our business partners maintain significant amounts of data electronically in locations around the world and in the cloud. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks could also include supply chain attacks, which could cause a delay in the manufacturing of our products. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.
Global and Economic Risks Relating to our Business
The global coronavirus outbreak or other similar outbreaks of communicable infections, diseases, or public health pandemics in the markets in which we and our employees, consumers, customers, partners, licensees, suppliers and manufacturers operate, could substantially harm our business.
The global outbreak of the coronavirus which continues to adversely impact global populations, and any other variants or outbreaks of communicable infections, diseases or other adverse public health conditions in markets in which we, our employees, consumers, customers, partners, licensees, licensors, suppliers and manufacturers operate, could have a significant negative impact on our business, revenues and profitability. The occurrence of these types of events can result, and in the case of the coronavirus has resulted in, disruptions and damage to our business, caused by a number of factors:
•difficulties in shipping and distributing products due to ongoing port capacity, and labor, shipping container and truck transportation shortages, resulting in higher costs for both ocean and air freight and delays in the availability of products, which can result in delayed sales and in some cases result in lost sales. These and other disruptions are expected to continue in 2022;
•disruptions in supply of products, due to closures or reductions in operations at third-party manufacturing facilities across several geographies including, but not limited to, China, Vietnam, India, the United States and Ireland;

•adverse sales impact due to changes in consumer purchasing behavior and availability of products to consumers, resulting from retail store closures, limited reopening of retail stores and limitations on the capacity of ecommerce channels to supply additional products;
•fluctuations in our performance based on the progress of different countries in controlling the coronavirus and the maturity of e-commerce platforms in those markets;
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
•mitigating risk in our global supply chain by expanding shipping capacity, activating alternate ports in China and the U.S. and prioritizing supply based on inventory and customer needs, including utilizing air freight if necessary;
•accelerating our business online and expanding omni-channel to get products to customers and consumers;
•developing innovative ways to enable players to continue to play games remotely;
•continuing to create new entertainment, including post-production work and the development of animation productions remotely; and
•implementing preventative measures and health and safety protocols.
We have reopened our offices, providing employees flexibility in their return to the office by working partially in the office and partially remote. We have taken measures to safely bring additional workers back to the office, including a return to fully remote work when variants emerge which increase infection rates significantly in areas where we do business. The transition back from fully remote work to partial remote and partial in person may be difficult for some employees. We are actively soliciting feedback and making modifications to provide our employees with a productive and safe environment, and plan to continue to monitor employee efficiency, satisfaction, and morale as we continue to transition. There can be no assurance that employees will not have some disruption in their work due to the transition. Changes in flexible working arrangements could impact employee retention, employees’ productivity and morale, strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to hacking attacks.
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
Inflation, such as what consumers in the U.S. and other economies are experiencing, can cause significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary products and entertainment we offer. Weakened economic conditions, lowered employment levels or recessions in any of our major markets may also significantly reduce consumer purchases of our products and spending on entertainment. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.
Our success and profitability not only depend on consumer demand for our products, but also on our ability to produce and sell those products at costs which allow for us to make a profit. Rising fuel and raw material prices, due to inflation or otherwise, for paperboard and other components such as resin used in plastics or electronic components, increased transportation and shipping costs, and increased labor costs in the markets in which our products are manufactured all may increase the costs we incur to produce and transport our products, which in turn may reduce our margins, reduce our profitability and harm our business.
Changes in U.S., global or regional economic conditions could harm our business and financial performance.
Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Reductions in stimulus payments provided to consumers could impact discretionary spending. Recessions, credit crises and other economic downturns, or disruptions in credit markets, in the U.S. and in other markets in which we operate can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products and entertainment. This in turn can reduce our revenues and harm our financial performance and profitability.
Financial Risks Relating to our Business
Our quarterly and annual operating results may fluctuate due to seasonality in our business.
Sales of our toys, games and other entertainment products are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. This seasonality for our consumer products business has increased over time, as retailers become more and more efficient in their control of inventory levels through quick response or just in time inventory management techniques, including the use of automated inventory replenishment programs. Further, ecommerce continues to grow significantly and accounts for a higher portion of the ultimate sales of our products to consumers. Ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. As a result, customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier. This can also result in our losing significant revenues and earnings if our supply chain is unable to supply product to our customers when they want it. Tariffs can exacerbate this negative impact by causing retailers to shift from direct import to domestic orders, further pressuring our supply chain.
The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. These risks have been exacerbated in 2021 and continuing into 2022 due to the global supply chain challenges we have faced due to logistics, including labor, trucking and container shortages, port congestion and other shipping disruptions.
Our entertainment business is also subject to seasonal variations based on the timing of television, film, streaming and digital content releases. Release dates are determined by several factors, including the timing of holiday periods, geographical release dates and competition in the market, and more recently, the timing of release dates has been affected by the pandemic.
This seasonal patterns of our business requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in under producing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations.

As a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a natural disaster, a terrorist attack, economic shock or pandemic that harms the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays or other supply chain challenges that interfere with the shipment of goods, particularly from the Far East, during the critical months leading up to the holiday shopping season.
If we incurred any significant impairment charges, our net earnings would be reduced.
Declines in the profitability of acquired brands or our decision to reduce our focus or exit these brands may impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Similarly, declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our net earnings.
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
Similarly, our business could be harmed by greater-than-expected costs, or unexpected delays or difficulties, associated with our investment in Discovery Family Channel, such as difficulties in increasing subscribers to the network or in building advertising revenues for Discovery Family Channel. During the fourth quarter of 2021 we recorded an impairment loss of $74.1 million associated with our investment in the Discovery Family Channel.
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

Our indebtedness may limit our availability of cash, cause us to divert cash to fund debt service payments or make it more difficult to take certain other actions.
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
We are subject to income taxes in the U.S. and in various international tax jurisdictions. We also conduct business activities between our operating units in various jurisdictions and we are subject to transfer pricing rules in the countries in which we operate. There is some degree of uncertainty and subjectivity in complying with transfer pricing rules. Our effective tax rate could be impacted by changes in, or the interpretation of, tax laws, such as those being considered by the current U.S. administration and other jurisdictions in which we do business, or by changes in the amount of revenue and earnings we derive, or are determined to derive by tax authorities, from jurisdictions with differing tax rates.
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
We are subject to significant government regulations, including, in the U.S., under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. Advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children under the age of 13 is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. The collection of personally identifiable information from anyone, including adults, is under increasing regulation in many markets, such as the General Data Protection Regulation adopted by the European Union, and data protection laws in the United States and in a number of other counties. While we take all the steps we believe are necessary to comply with these acts and regulations, we cannot assure you that we will be in compliance and, if we fail to comply with these requirements or other regulations enacted in the future, we could be subject to fines, liabilities or sanctions which could have a significant negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm the reputation of our products and have a negative impact on our future revenues and results of operations.
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
We may face increased costs in achieving our sustainability goals, and, any failure to achieve our goals could result in reputational damage.
We view sustainability challenges as opportunities to innovate and continuously improve our product design and operational efficiencies. We also believe the long-term viability and health of our own operations and our supply chain, and the significant potential for environmental improvements, are critical to our business success. We have set key goals and objectives in this area as described in our business section of this Form 10-K.
We devote significant resources and expenditures to help achieve these goals. It is possible that we will incur significant expense in trying to achieve these goals with no assurance that we will be successful. Additionally, our reputation could be damaged if we fail to achieve our sustainability goals, or if we or others in our industry do not act, or are perceived not to act, responsibly with respect to the production and packaging of our products.
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
As a large multinational corporation, we are subject to regulatory investigations, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us, claims by third parties that our products infringe upon or misuse such third parties’ property or rights, or claims by former employees for employment related matters. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant cost for us and harm our business. The fact that we operate in a significant number of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could significantly harm our business, financial condition and results of operations.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by corporate functions as well as the Corporate and Other and Entertainment segments. The Company also owns an adjacent building consisting of approximately 23,000 square feet and leases a building in East Providence, Rhode Island consisting of approximately 120,000 square feet, both of which are used by corporate functions. The Company's significant leased properties include a facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by the Consumer Products segment, as well as the Entertainment and Corporate and Other segments. In addition, the Company leases warehouse space aggregating approximately 3,270,000 square feet in Georgia, California, Texas, Illinois and Quebec that are used by the Consumer Products segment. The Company leases approximately 95,000 square feet in Toronto, 80,000 square feet in Burbank, California, and 20,000 square feet in Dublin, Ireland that are used by the Entertainment segment. The Company also leases approximately 126,000 square feet in Renton, Washington as well as 20,000 square feet in Austin, Texas used primarily by the Wizards of the Coast and Digital Gaming segment for office space. The Corporate and Other segment leases an aggregate of 81,700 square feet of office and warehouse space in Hong Kong as well as 59,400 square feet of office space leased in the People’s Republic of China.
Outside of the properties listed above, the Company leases or owns property in over 35 countries. The primary international locations for facilities in the Consumer Products segment are in Australia, Brazil, France, Germany, Mexico, Russia, Spain, the People’s Republic of China, and the United Kingdom, all of which are comprised of both office and warehouse space. In addition, the Company also leases offices in Switzerland and the Netherlands which are primarily used in corporate functions.
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
None

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on The NASDAQ Global Select Market under the symbol “HAS”. As of February 7, 2022, there were approximately 7,602 shareholders of record of the Company’s Common Stock.
Our practice has been to pay dividends on a quarterly basis. The declaration of dividends is subject to the discretion of the Board of Directors and will depend on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. On February 3, 2022, our Board declared a dividend of $0.70 per share, which is payable on May 16, 2022 to shareowners of record on May 2, 2022.
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
Following the Company’s acquisition of eOne, the Company suspended its share repurchase program while it prioritizes deleveraging. There were no share repurchases made in 2020 or 2021, however a share repurchase program continues to be an important long-term component of Hasbro’s planned capital allocation strategy and Hasbro has $367 million available under its authorized share repurchase programs. We anticipate resuming share repurchase when it is not expected to materially impact the timeline to reach our deleverage targets. The Company believes this could be in the second half of 2023 or sooner, depending on business performance and other factors.
Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OBJECTIVE
Our objective within the following discussion is to provide an analysis of the Company’s Financial Condition, Cash Flows and Results of Operations from management's perspective which should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto, included in Part II, Item 8. Financial Statements, of this Annual Report on Form 10-K.
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
EXECUTIVE SUMMARY
Hasbro, Inc. (“Hasbro”) is a global play and entertainment company committed to Creating the World’s Best Play and Entertainment Experiences and making the world a better place for all children, fans and families. Hasbro delivers immersive brand experiences for global audiences through consumer products, including toys and games; entertainment through Entertainment One (“eOne”), our independent studio; and gaming, led by the team at Wizards of the Coast, an award-winning developer of tabletop and digital games.
Our iconic brands include NERF, MAGIC: THE GATHERING, MY LITTLE PONY, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, DUNGEONS & DRAGONS, POWER RANGERS, PEPPA PIG and PJ MASKS, as well as premier partner brands. For the past decade, we have been consistently recognized for our corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media and one of the World’s Most Ethical Companies by Ethisphere Institute.
Our strategic plan is centered around the Hasbro Brand Blueprint, a framework for bringing compelling and expansive brand experiences to consumers and audiences around the world. Our brands are story-led consumer franchises brought to life through a wide array of consumer products, digital gaming and compelling content offered across a multitude of platforms and media.

Hasbro generates revenue and earns cash across our Brand Blueprint by developing, marketing, licensing, distributing and selling products and entertainment content, based on our global brands as well as other IP in a broad variety of categories. This includes: the marketing and sale of toys and games, including our owned and partner brands, innovative gaming brands and role-playing and fantasy card collecting games, through retail stores, e-commerce platforms and Hasbro PULSE, our direct-to-consumer platform; the distribution, license and sale of digital games developed internally, such as Magic: The Gathering Arena and other digital games based on our IP that is licensed to third parties. Additionally, the Company generates revenue though the development, acquisition, production, distribution and sales of entertainment content as well as out-licensing our brands for uses in consumer products, such as apparel and publishing, and for use in theme park attractions, other forms of location-based entertainment and within formats such as film and TV programming.
Effective for the first quarter of 2021, we realigned our reportable segment structure to correspond with the evolution of our company, including the integration of eOne, which was acquired in fiscal 2020. The realigned segments represent changes to our reporting structure and reflect management’s allocation of decision-making responsibilities for evaluating the Company’s performance. Our reportable segments are: Consumer Products, Wizards of the Coast & Digital Gaming, Entertainment and Corporate and Other. See Part I, Item 1. Business, and note 21 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K for further information on our reportable segments.
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
The Company’s 2021 and 2020 results presented in this Form 10-K include eOne's results of operations and financial position beginning on December 30, 2019, the date of acquisition. The Company’s 2019 results do not include eOne results.
During each of the periods presented in this Form 10-K there were significant charges and benefits incurred which impacted operating results. These charges are detailed below in the Summary of Financial Performance.
2021 highlights
•Net revenues of $6,420.4 million increased 17% from $5,465.4 million in 2020. The increase in net revenues includes a favorable foreign currency translation of $54.7 million.
◦Net revenues in the Consumer Products segment increased 9% to $3,981.6 million; Wizards of the Coast and Digital Gaming segment increased 42% to $1,286.6 million; and Entertainment segment net revenues increased 27% to $1,152.2 million.
◦Emerging Brands net revenues increased 29%; TV/Film/Entertainment portfolio net revenues increased 24%; Franchise Brands net revenues increased 22%; Partner Brands net revenues increased 8%; and Hasbro Gaming net revenues increased 4%.
◦Hasbro’s total gaming portfolio, including the Hasbro Gaming portfolio as reported above, and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, increased 19%, and totaled $2,098.9 million.
•Operating profit was $763.3 million, or 11.9% of net revenues in 2021 compared to operating profit of $501.8 million, or 9.2% of net revenues in 2020.
◦Operating Profit in the Consumer Products segment increased 30% to $401.4 million; Wizards of the Coast and Digital Gaming segment increased 30% to $547.0 million; Entertainment segment operating losses decreased 35% to $91.8 million and Corporate and Other operating losses increased 9% to $93.3 million.
•Net earnings attributable to Hasbro, Inc. increased in 2021 to $428.7 million, or $3.10 per diluted share, compared to $222.5 million, or $1.62 per diluted share in 2020.

2020 highlights
•Net revenues of $5,465.4 million increased 16% from $4,720.2 million in 2019. The increase in net revenues includes an unfavorable foreign currency translation of $15.9 million attributable to the Company’s legacy Hasbro business.
◦Net revenues in the Wizards of the Coast and Digital Gaming segment increased 19% to $906.7 million; Entertainment segment net revenues increased >100% to $909.2 million; and Consumer Products segment net revenues decreased 6% to $3,649.6 million.
◦Hasbro Gaming net revenues increased 15%; Emerging Brands net revenues increased 27%; TV/Film/Entertainment portfolio net revenues increased >100%; Partner Brands net revenues decreased 12%; and Franchise Brands net revenues declined 5%.
•Operating profit was $501.8 million, or 9.2% of net revenues in 2020 compared to operating profit of $652.1 million, or 13.8% of net revenues in 2019.
◦Operating Profit in the Wizards of the Coast and Digital Gaming segment increased 43% to $420.4 million; Consumer Products segment remained relatively flat at $308.1 million; Entertainment segment operating losses increased >100% to $141.1 million and Corporate and Other operating losses increased >100% to $85.6 million.
•Net earnings attributable to Hasbro, Inc. declined in 2020 to $222.5 million, or $1.62 per diluted share, compared to $520.5 million, or $4.05 per diluted share in 2019.
Summary of Financial Performance
A summary of the Company’s results of operations for 2021, 2020 and 2019 is illustrated below.

	2021	2020	2019
Net revenues	$6,420.4	$5,465.4	$4,720.2
Operating profit	763.3	501.8	652.1
Earnings before income taxes	581.9	322.1	594.3
Net earnings	435.3	225.4	520.5
Net earnings attributable to noncontrolling interests	6.6	2.9	—
Net earnings attributable to Hasbro, Inc.	428.7	222.5	520.5
Diluted earnings per share	3.10	1.62	4.05
Results of Operations — Consolidated
The fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019 were each fifty-two week periods. Beginning with the fiscal year ended December 27, 2020, the Company's results reflect the inclusion of the eOne business following the completion of the eOne acquisition on December 30, 2019.
Net earnings attributable to Hasbro, Inc. increased to $428.7 million for the fiscal year ended December 26, 2021 compared to $222.5 million for the fiscal year ended December 27, 2020, and were $520.5 million for the fiscal year ended December 29, 2019.
Diluted earnings per share attributable to Hasbro, Inc. were $3.10 in 2021, $1.62 in 2020 and $4.05 in 2019.
Net earnings and diluted earnings per share attributable to Hasbro, Inc. for each fiscal year in the three years ended December 26, 2021 include certain charges and benefits as described below.
2021
•A net charge of $116.1 million, or $0.84 per diluted share, comprised of a non-cash goodwill impairment charge of $108.8 million and transaction expenses of $7.3 million, associated with the closing of the sale of eOne Music. The goodwill impairment charge of $108.8 million is based on revalued assets and liabilities of eOne music as of the second quarter of 2021 and finalized closing working capital adjustments made during the fourth quarter 2021.
•In association with the Company's acquisition of eOne, the Company incurred related expenses of $77.0 million, comprised of the following:
◦Net expenses of $70.4 million, or $0.51 per diluted share, of incremental intangible amortization costs related to the intangible assets acquired in the eOne acquisition; and

◦A net charge of $6.6 million, or $0.05 per diluted share, of acquisition and related costs.
•Charges of $20.9 million, or $0.15 per diluted share, of stock compensation expense due to the contractual accelerated vesting of certain equity awards following the passing of the Company's former CEO in the fourth quarter of 2021.
•A net impairment charge of $41.3 million, or $0.30 per diluted share, associated with Hasbro's investment in the Discovery Family Channel, due to the impact of accelerating changes in the cable distribution industry. This charge was comprised of a pre-tax impairment of the investment held in Discovery of $74.1 million, which resulted in a pre-tax reduction to the Company’s Discovery option agreement liability of $20.1 million. See note 7 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K for further information on the Company’s Discovery option.
•A net charge of $39.4 million or $0.28 per diluted share of income tax expense as a result of revaluation of Hasbro’s UK tax attributes in accordance with the Finance Act of 2021 enacted by the United Kingdom on June 10, 2021. Effective April 1, 2023, the law increases the corporate income tax rate to 25% from 19%.
2020
•In association with the Company's acquisition of eOne, the Company incurred related expenses of $269.3 million, comprised of the following:
◦A net charge of $188.6 million, or $1.37 per diluted share, of acquisition and related costs; and
◦Net expenses of $80.7 million, or $0.59 per diluted share, of incremental intangible amortization costs related to the intangible assets acquired in the eOne acquisition.
•A net charge of $7.4 million, or $0.05 per diluted share, of severance charges associated with cost-savings initiatives within the Company's commercial and Music businesses.
•A net charge of $15.4 million, or $0.11 per diluted share, of income tax expense as a result of revaluation of Hasbro’s UK tax attributes in accordance with the Finance Act of 2020 enacted by the United Kingdom on July 22, 2020. Retroactive to April 1, 2020, the new law maintains the corporate income tax rate at 19% instead of the planned reduction to 17% that was previously enacted in the UK Finance Act of 2016.
2019
•A net charge of $86.0 million or $0.67 per diluted share, associated with the settlement of the Company's U.S. defined benefit pension plan in the second quarter of 2019. During 2018 the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan and commenced the termination process. During the second and fourth quarters of 2019, the Company settled remaining benefits directly with vested participants.
•A net benefit, of $81.8 million or $0.64 per diluted share related to transaction costs and hedge gains associated with the Company's agreement to acquire eOne in an all cash transaction. The $81.8 million after-tax gain consisted of the following: (i) hedge gains of $114.1 million related to the foreign exchange forward and option contracts to hedge a portion of the eOne purchase price and related costs; (ii) financing transaction fees of $20.6 million, primarily related to the Company’s bridge facility which was terminated unused in the fourth quarter of 2019; (iii) eOne acquisition costs of $17.8 million during the fourth quarter of 2019; and (iv) tax benefits of $6.1 million for the full year 2019 related to the charges outlined in (ii) and (iii) above.
Consolidated net revenues for the year ended December 26, 2021 grew 17% to $6,420.4 million from $5,465.4 million for the year ended December 27, 2020 and include a favorable foreign currency translation impact of $54.7 million as the result of strengthening foreign currencies against the US dollar across the Company's regions.
Consolidated net revenues for the year ended December 27, 2020 grew 16% to $5,465.4 million from $4,720.2 million for the year ended December 29, 2019 and included an unfavorable foreign currency translation of $15.9 million.

The following table presents net revenues expressed in millions of dollars, by brand portfolio for each year in the three years ended December 26, 2021.

	2021 Net Revenues	% Change	2020 Net Revenues	% Change	2019 Net Revenues
Franchise Brands	$2,792.7	22%	$2,286.1	-5%	$2,411.8
Partner Brands	1,161.0	8%	1,079.4	-12%	1,221.0
Hasbro Gaming	851.4	4%	814.8	15%	709.8
Emerging Brands	617.6	29%	480.4	27%	377.6
TV/Film/Entertainment	997.7	24%	804.7	100%	—
2021 versus 2020
Net revenues grew in all brand portfolios in 2021 compared to 2020. Emerging Brands growth of 29%; TV/Film/Entertainment growth of 24%; Franchise Brands growth of 22%; Partner Brands growth of 8%; and Hasbro Gaming growth of 4% with Hasbro's total gaming category up 19%.
Franchise Brands: The Franchise Brands portfolio net revenues increased 22% in 2021 compared to 2020. The majority of the 2021 increase was driven by higher net revenues from MAGIC: THE GATHERING products, as a result of successful card sets released throughout the year, including multiple record setting releases and higher digital gaming net revenues from Magic: The Gathering Arena. To a lesser extent, higher net revenues from NERF products, most notably in the US, higher net revenues from the MY LITTLE PONY brand, due to the release of the film MY LITTLE PONY: A NEW GENERATION and the launch of the associated product line, as well higher net revenues from TRANSFORMERS products supported by the release of the final chapter of the animated television series trilogy, TRANSFORMERS: WAR FOR CYBERTRON in July 2021, contributed to the increase. In addition to these increases, were higher net revenues from PLAY-DOH products.
Partner Brands: The Partner Brands portfolio net revenues increased 8% in 2021 compared to 2020.
Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues fluctuate from year-to-year by brand, depending on entertainment popularity, release dates and the success of related product line offerings. Historically these entertainment-based brands experience higher revenues during years in which major motion pictures are released.
Net revenue increases from the Company's products for MARVEL, DISNEY PRINCESS and STAR WARS drove growth in the Partner Brands portfolio, and to a lesser extent, GHOSTBUSTERS products contributed to net revenue growth during 2021. The Company's products for MARVEL benefited from fan support, primarily in the U.S., across multiple properties including MARVEL LEGENDS, as well as from entertainment releases including the theatrical release of SPIDER-MAN: NO WAY HOME in December 2021, the launch of the preschool product line supporting the children’s animated television series, SPIDEY and HIS AMAZING FRIENDS, and by the introduction of products supported by the theatrical release of SHANG-CHI and the LEGEND of the TEN RINGS which premiered in September 2021. The Company's products for DISNEY PRINCESS and STAR WARS benefited throughout 2021 from supporting entertainment, including; Disney's RAYA and THE LAST DRAGON, which premiered in March 2021; the Disney Princess film library, available for streaming on Disney+; and, the Disney+ streaming series STAR WARS: THE MANDALORIAN, season two.
These increases were partially offset by net revenue declines from DISNEY FROZEN and TROLLS products in 2021 compared to 2020, as a result of entertainment support in the prior year from the November 2019 theatrical release of DISNEY’S FROZEN 2 and the TROLLS WORLD TOUR film, released in April 2020.
Hasbro Gaming: The Hasbro Gaming portfolio net revenues increased 4% in 2021 compared to 2020. Higher net revenues from DUNGEONS & DRAGONS products and digital game and to a lesser extent, higher net revenues from DUEL MASTERS products and several other Hasbro Gaming brands, were partially offset by lower net revenues from JENGA, OPERATION and certain other Hasbro Gaming products. During 2020, due in part to the onset of the COVID-19 pandemic, the Hasbro Gaming portfolio experienced accelerated growth in sales of games, as families were playing more games while at home.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above, and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $2,098.9 million in 2021, up 19%, from $1,763.8 million in 2020.

Emerging Brands: The Emerging Brands portfolio net revenues grew 29% in 2021 compared to 2020. Net revenue increases were primarily driven by the Company's launch of its first PEPPA PIG and PJ MASKS products during the second half of 2021, as well as demand for fan-oriented products.
TV/Film/Entertainment: During 2021, net revenues from the TV/Film/Entertainment portfolio grew 24% compared to 2020. In 2020, the shutdown of live action TV and film productions and theatrical releases, beginning late in the first quarter of 2020 as a result of the COVID-19 pandemic, had a significant impact on entertainment deliveries during the second half of 2020 and into 2021. However, the Company's production studios were back to operating at pre-pandemic levels across all businesses by mid-2021. Theatrical box office levels, and related film distribution, remained much lower than pre-pandemic levels throughout 2021.
The drivers of the net revenue increase during 2021 include higher scripted television production deliveries, most notably from YELLOWJACKETS, CRUEL SUMMER and THE ROOKIE television series, as well as contributions from the Netflix streaming series, GRAYMAIL, premiering in 2022. In addition to these increases were higher deliveries from eOne's slate of unscripted programming, as well as higher film production revenues from 2021 releases that include CLIFFORD the BIG RED DOG, COME FROM AWAY and FINCH. These increases were partially offset by lower 2021 film distribution revenues overall, due to the gap in available entertainment deliveries as described above, compared to 2020 which had a higher number of successful films which were released pre-pandemic.
2020 versus 2019
Net revenues from Hasbro Gaming, Emerging Brands and TV/Film/Entertainment grew in 2020 compared to 2019, while net revenues from Franchise Brands and Partner Brands declined. Growth in TV/Film/Entertainment revenues during 2020 was primarily the result of the addition of eOne entertainment net revenues to legacy Hasbro Entertainment net revenues following the Company's acquisition of eOne in 2020.
Franchise Brands: The Franchise Brands portfolio net revenues decreased 5% in 2020 compared to 2019. Declines in net revenues from TRANSFORMERS and MY LITTLE PONY products were the primary drivers of the overall decline in Franchise Brands net revenues, while, to a lesser extent, NERF and PLAY-DOH products also contributed to segment net revenue declines. Much of the segment net revenue declines were due to reduced customer ordering, supply chain delays and other disruptions to the business as a result of the impact of the COVID-19 pandemic. Additionally, in 2019 TRANSFORMERS products benefited from the December 2018 theatrical release of TRANSFORMERS: BUMBLEBEE, driving lower revenues in 2020 compared to 2019. These declines were partially offset by net revenue increases from MAGIC: THE GATHERING products, due to favorable card set releases, and to a lesser extent, MONOPOLY products during 2020.
Partner Brands: The Partner Brands portfolio declined 12% in 2020 compared to 2019.
Due to the impact of the COVID-19 pandemic on the entertainment industry during 2020, including the postponement of certain theatrical releases, and other production delays during the year, sales of certain of the Company's Partner Brands products declined during 2020 compared to 2019. Further, in 2019, Partner Brands products benefited from a successful entertainment slate that included MARVEL'S theatrical release, AVENGERS: END GAME and SPIDER-MAN: FAR FROM HOME, as well as DISNEY’S FROZEN 2 and STAR WARS: THE RISE OF SKYWALKER, released during 2019.
Overall, the decrease in Partner Brands net revenues during 2020 was largely driven by MARVEL products which are dependent on entertainment releases as described above, and to a lesser extent, DISNEY FROZEN products, also heavily reliant on supporting entertainment. In addition to these net revenue declines were lower net revenues from BEYBLADE products. These decreases were partially offset by net revenue increases from STAR WARS and TROLLS products, which were supported by entertainment releases in 2020 despite the industry challenges described above. To a lesser extent, the Partner Brands portfolio benefited from the introduction of select items from the Company's GHOSTBUSTERS product line in 2020, ahead of the release of the GHOSTBUSTERS: AFTERLIFE film.
Hasbro Gaming: The Hasbro Gaming portfolio net revenues increased 15% in 2020 compared to 2019. Higher net revenues from DUNGEONS & DRAGONS products and higher net revenues from classic games including, JENGA, OPERATION and CLUE products were partially offset by lower net revenues from PIE FACE and certain other Hasbro Gaming products.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above, and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, which are included in the Franchise Brands portfolio, totaled $1,763.8 million in 2020, an increase of 15%, versus $1,528.3 million in 2019.

Emerging Brands: The Emerging Brands portfolio net revenues grew 27% in 2020 compared to 2019. Contributing to the net revenue increases in 2020 were the inclusion of brands acquired through the eOne acquisition such as PEPPA PIG and PJ MASKS.
TV/Film/Entertainment: Net revenues from the TV/Film/Entertainment portfolio grew significantly in 2020 due to the inclusion of a full year of eOne results following the acquisition on December 30, 2019. TV/Film/Entertainment net revenues were approximately 15% of total Company net revenues in 2020 and included (i) theatrical and transactional net revenue contributions from the Amblin Partners film 1917, released in December 2019; (ii) broadcast and licensing contributions from key scripted deliveries including season two of THE ROOKIE and the fifth season of FEAR THE WALKING DEAD; (iii) the Company's strong lineup of unscripted television programming that includes season one of THE PACK and the NAKED AND AFRAID television series which aired it's eleventh series in 2020; and (iv) participations from the Company's television content library which included well know titles such as GREY'S ANATOMY and CRIMINAL MINDS.
SEGMENT RESULTS
Effective for the first quarter of 2021, we realigned our reportable segment structure to correspond with the evolution of our company, including the integration of eOne, which reflects how we manage our business, and how we allocate resources and decision-making responsibilities for assessing the Company’s performance. Our reportable segments are: Consumer Products, Wizards of the Coast & Digital Gaming, Entertainment and Corporate and Other.
Net Revenues
The table below illustrates net revenues expressed in millions of dollars, derived from our principal operating segments in 2021, 2020 and 2019.

	2021 Net Revenues	% Change	2020 Net Revenues	% Change	2019 Net Revenues
Consumer Products	$3,981.6	9%	$3,649.6	-6%	$3,881.2
Wizards of the Coast & Digital Gaming	1,286.6	42%	906.7	19%	761.2
Entertainment	1,152.2	27%	909.1	>100%	77.8
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for each fiscal year in the three years ended December 26, 2021.

	2021 Net Revenues	% Change	2020 Net Revenues	% Change	2019 Net Revenues
North America	$2,315.9	9%	$2,116.2	1%	$2,098.1
Europe	1,067.7	8%	989.2	1%	982.2
Asia Pacific	310.1	5%	295.6	-18%	359.4
Latin America	287.9	16%	248.6	-44%	441.5
Net Revenues	$3,981.6	9%	$3,649.6	-6%	$3,881.2
2021 versus 2020
Consumer Products segment net revenues increased 9% in 2021 compared to 2020 and included the impact of a favorable $23.8 million foreign currency translation. Segment net revenues increased from growth in Franchise Brands, Emerging Brands and to a lesser extent, Partner Brands and were partially offset by lower net revenues from the Hasbro Gaming portfolio.
The drivers of the net revenue increase include higher sales of NERF products, due to new and innovative product launches in 2021, higher sales of TRANSFORMERS products as well as higher sales of the Company's Partner Brands for MARVEL and DISNEY PRINCESS, which were supported by recent entertainment releases. Also contributing to the increase were higher sales of PEPPA PIG and PJ MASKS products, following the launch of the Company's own product lines for these brands during the second half of 2021. Partially offsetting these increases were lower sales of certain Partner Brands, notably, the Company's products for DISNEY FROZEN and TROLLS. Revenue grew across all geographic regions in 2021, most notably in the U.S. and Europe, and to a lesser extent, in the Company's Latin American and Asia Pacific markets.

2020 versus 2019
Consumer Products segment net revenues decreased 6% in 2020 compared to 2019 and included an unfavorable $20.1 million foreign currency translation. The decline in consumer products revenue in 2020 was primarily driven by the COVID-19 pandemic and its impact on supply chain and retail store closures. Lower net revenues from Franchise Brands and Partner Brands were partially offset by growth in the Hasbro Gaming and Emerging Brands portfolios.
The primary drivers of the 2020 net revenue declines included lower sales of MARVEL products and to a lesser extent, lower sales of DISNEY FROZEN, TRANSFORMERS and MY LITTLE PONY products, all of which were impacted in part by the lack of 2020 entertainment releases in support of the Company's product sales, as a result of the COVID-19 pandemic. These decreases were partially offset by net revenue increases from STAR WARS and TROLLS products and from the inclusion of licensed products for brands acquired through the eOne acquisition such as PEPPA PIG and PJ MASKS and, to a lesser extent, higher net revenues delivered across many of the Company's games brands, most notably from JENGA, OPERATION and CLUE products in 2020.
Wizards of the Coast and Digital Gaming Segment
2021 versus 2020
Wizards of the Coast and Digital Gaming segment net revenues increased 42% in 2021 compared to 2020 and included the impact of a favorable $10.7 million foreign currency translation. The net revenue increase was attributable to higher net revenues from Wizards of the Coast tabletop and digital gaming products, most notably, MAGIC: THE GATHERING, driven by the number of strong performing card set releases, and from DUNGEONS & DRAGONS and to a lesser extent, DUEL MASTERS tabletop games. In total, 74% of segment net revenues were attributable to Wizards of the Coast tabletop games. In addition to these increases were higher digital gaming sales from Magic: The Gathering Arena, including the launch on mobile, and net revenue contributions associated with the launch of Dungeons & Dragons: Dark Alliance during the second quarter 2021, as well as growth in certain other of the Company's licensed digital games.
2020 versus 2019
In 2020, net revenues from the Wizards of the Coast and Digital Gaming segment increased 19% compared to 2019 and included the impact of a favorable $2.6 million foreign currency translation. The net revenue increase in 2020 was driven by higher net revenues from tabletop gaming products, primarily MAGIC: THE GATHERING, as a result of popular set releases throughout the year and to a lesser extent, higher revenues from DUNGEONS & DRAGONS products and licensed digital gaming revenues in 2020 which benefited from the stay-at-home COVID-19 environment. These increases were partially offset by lower net revenues associated with the closure of the Backflip business in the fourth quarter of 2019.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for each fiscal year in the three years ended December 26, 2021.

	2021 Net Revenues	% Change	2020 Net Revenues	% Change	2019 Net Revenues
Film and TV	$932.5	33%	$700.5	>100%	$45.1
Family Brands	132.9	54%	86.5	>100%	31.8
Music and Other	86.8	-29%	122.1	>100%	0.9
Net Revenues	$1,152.2	27%	$909.1	>100%	$77.8
*Music and Other category net revenues for the periods ended December 26, 2021 and December 27, 2020 include $65.2 million and $116.7 million, respectively, from eOne Music, which was sold by the Company early in the third fiscal quarter of 2021.

2021 versus 2020
Entertainment segment net revenues grew 27% in 2021 compared to 2020 and included the impact of a favorable $20.1 million foreign currency translation. The segment net revenue increase was primarily driven by higher scripted programming and film production deliveries and to a lesser extent, increased deliveries of unscripted programming following the return of live-action entertainment production in late 2020 and throughout 2021. Also contributing to the increase were higher Family Brands net revenues from streaming content deals related to programming featuring the Company's brands, such as the Netflix release of MY LITTLE PONY: A NEW GENERATION. These increases were partially offset by the sale of the eOne Music business during the third quarter of 2021 and from lower film distribution revenues in 2021.
2020 versus 2019
In 2020, Entertainment segment net revenues were $909.1 million compared to $77.8 million in 2019. Foreign currency exchange did not have a material impact on the Entertainment segment results in 2020. The segment net revenue increase reflects the inclusion of eOne entertainment revenues following the acquisition of eOne in early fiscal 2020. The drivers of Entertainment segment net revenues included television production revenues from key scripted programming deliveries, theatrical and transactional net revenue contributions from the Amblin Partners film 1917, a strong lineup of unscripted television programming deliveries as well as distribution revenues from acquired content libraries. These revenue contributions were partially offset by lower film revenues associated with the Company's share of revenue related to the 2018 theatrical release of TRANSFORMERS: BUMBLEBEE film.
Operating Profit (Loss)
The table below illustrates operating profit expressed in millions of dollars and operating profit margins, derived from our principal operating segments in 2021, 2020 and 2019. For a reconciliation of segment operating profit to total Company operating profit, see note 21 to our consolidated financial statements which are included in Part II, Item 8. Financial Statements, of this Form 10-K.

	2021	% Net Revenues	% Change	2020	% Net Revenues	% Change	2019	% Net Revenues
Consumer Products	$401.4	10%	30%	$308.1	8%	—%	$306.9	8%
Wizards of the Coast & Digital Gaming	547.0	43%	30%	420.4	46%	43%	294.7	39%
Entertainment	(91.8)	-8%	35%	(141.1)	-16%	>-100%	13.6	17%
Consumer Products Segment
2021 versus 2020
Consumer Products segment operating profit increased $93.3 million to $401.4 million in 2021, compared to $308.1 million in 2020. Operating profit margin increased to 10% of net revenues in 2021 from 8% of net revenues in 2020. The increase in segment operating profit and profit margin was driven by higher segment net revenues as a result of increased sales volumes, product price increases and lower sales allowances and obsolescence charges. These benefits were partially offset by higher freight costs, increased royalty expenses from higher sales of the Company's Partner Brand products and higher advertising costs in support of the sales increase within the segment.
2020 versus 2019
Consumer Products segment operating profit increased $1.2 million to $308.1 million in 2020, compared to $306.9 million in 2019. Operating profit margin remained flat at 8% of net revenues in 2020 compared to 2019. The increase in segment operating profit was primarily due to a favorable brand mix, lower royalty expense associated with lower sales of the Company's Partner Brand products and lower marketing and advertising costs. These increases were mostly offset by lower net revenues related to disruptions to the business as a result of the COVID-19 pandemic, most notably from within the Company's international geographies and from higher freight costs as a result of greater domestic shipments and increased direct-to-customer shipments which carry higher fulfillment costs.

Wizards of the Coast and Digital Gaming Segment
2021 versus 2020
Wizards of the Coast and Digital Gaming segment operating profit increased $126.6 million to $547.0 million in 2021, compared to $420.4 million in 2020. Operating profit margin decreased to 43% in 2021 from 46% in 2020. The increase in segment operating profit in 2021 is due to higher net revenue volumes, partially offset by higher product development costs and higher advertising and marketing costs in support of segment digital gaming initiatives and tabletop set releases, as well as increased administrative expenses, including digital game depreciation expense and personnel costs. The decrease in segment operating profit margin is primarily due to higher expenses associated with the support of certain digital gaming initiatives and tabletop set releases during 2021.
2020 versus 2019
Wizards of the Coast and Digital Gaming segment operating profit increased $125.7 million to $420.4 million in 2020, compared to $294.7 million in 2019. Operating profit margin increased to 46% in 2020 from 39% in 2019. The increase in segment operating profit and operating profit margin in 2020 was driven by higher net revenues, a favorable mix from growth in Wizards tabletop gaming and licensed digital gaming, and reduced operating expenses associated with the closure of the Backflip business in the fourth quarter of 2019. These increases were partially offset by higher administrative expenses including higher compensation expense and higher shipping and warehousing costs during 2020.
Entertainment Segment
2021 versus 2020
Entertainment segment operating losses were $91.8 million, or 8% of segment net revenues in 2021, compared to operating losses of $141.1 million, or 16% of segment net revenues in 2020.
The 2021 results were negatively impacted by a non-cash impairment charge of $108.8 million associated with the sale of eOne Music and $85.0 million of intangible amortization costs related to the intangible assets acquired in the eOne acquisition. The 2020 results were impacted by $133.2 million of acquisition and related costs including expense associated with the acceleration of eOne stock-based compensation and advisor fees settled at closing of the acquisition, as well as integration costs and impairment charges for certain definite-lived intangible and production assets driven by a change in entertainment strategy as a result of the eOne acquisition; combined with $97.9 million of intangible amortization costs related to the intangible assets acquired in the eOne acquisition. Absent these charges, the 2021 results reflect increased deliveries compared to 2020, offset by higher content amortization and increased compensation expense.
2020 versus 2019
Entertainment segment operating losses were $141.1 million, or 16% of segment net revenues in 2020, compared to operating profit of $13.6 million, or 17% of segment net revenues in 2019.
The decrease in 2020 operating profit in the Entertainment segment was driven by the acquisition and integration costs and intangible amortization costs described above and reflects the addition of the eOne entertainment business results, following the Company's acquisition of eOne in fiscal 2020. Operating profit in 2019 reflects the Company's share of revenues related to TRANSFORMERS: BUMBLEBEE, the 2018 theatrical release produced jointly with Paramount Pictures, partially offset by related program production cost amortization.
Corporate and Other Segment
In the Corporate and Other segment, the operating losses were $93.3 million in 2021 compared to operating losses of $85.6 million in 2020 and operating profit of $36.9 million in 2019.
Segment operating losses in 2021 were primarily driven by stock compensation expense of $20.9 million associated with the contractual accelerated vesting of certain equity awards as a result of the passing of the Company's former CEO, higher administrative expenses and advertising costs; including $9.5 million of transaction costs associated with the sale of eOne Music and higher compensation expense as well as retention costs of $7.6 million in relation to the eOne acquisition. The Corporate and Other operating loss in 2020 was driven by charges related to the eOne acquisition; including acquisition and integration costs of $32.8 million and restructuring costs of $52.6 million, including impairment charges for certain definite-lived intangible assets driven by the change in strategy for the combined company’s entertainment assets. In addition to the charges associated with the eOne acquisition, the

Company incurred $8.5 million of severance charges associated with cost-savings initiatives within the Company’s commercial and Film and TV businesses. Corporate and Other segment operating profit in 2019 includes $17.8 million of transaction costs associated with the eOne acquisition.
OPERATING COSTS AND EXPENSES
The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019:

	2021	2020	2019
Cost of sales	30.0%	31.5%	38.3%
Program cost amortization	9.8	7.1	1.8
Royalties	9.7	10.4	8.8
Product development	4.9	4.7	5.6
Advertising	7.9	7.6	8.8
Amortization of intangibles	1.8	2.6	1.0
Selling, distribution and administration	22.3	22.9	22.0
Loss on disposal of business	1.7	—	—
Acquisition and related costs	—	4.0	—
Operating expenses for 2021, 2020 and 2019 include benefits and expenses related to the following events:
•During 2021, in association with the sale of the eOne Music business, the Company incurred a loss of $118.3 million comprised of a goodwill impairment charge of $108.8 million included within Loss on Disposal of Business, and transaction costs of $9.5 million included within Selling, Distribution and Administration.
•During 2021, the Company incurred incremental intangible amortization costs of $85.0 million related to the intangible assets acquired in the eOne acquisition.
•During 2021, the Company incurred $20.9 million of stock compensation expense associated with the accelerated vesting of certain equity awards as a result of the passing of its former CEO included within Selling, Distribution and Administration.
•During 2021, in association with the Company's acquisition of eOne, the Company incurred stock compensation expense of $7.7 million for acquisition related equity grants, included within Selling, Distribution and Administration.
•During 2020, in association with the Company's acquisition of eOne, the Company incurred related expenses of $218.6 million, comprised of $145.2 million of acquisition and integration costs and restructuring and related costs of $73.4 million, included within Acquisition and related costs.
•During 2020, the Company incurred incremental intangible amortization costs of $97.9 million related to the intangible assets acquired in the eOne acquisition.
•During 2020 the Company incurred $8.5 million of severance charges, associated with cost-savings initiatives recorded within Selling, Distribution and Administration.
•During 2019, the Company incurred acquisition costs related to eOne of $17.8 million within Selling, Distribution and Administrative.
Cost of Sales
Cost of sales primarily consists of purchased materials, labor, manufacturing overhead and other inventory-related costs such as obsolescence. Cost of sales increased 12% to $1,927.5 million, or 30.0% of net revenues, for the year ended December 26, 2021 compared to $1,718.9 million, or 31.5% of net revenues, for the year ended December 27, 2020. The cost of sales increase in dollars was primarily due to higher sales volumes and higher inventory costs as a result of increased freight costs and, to a lesser extent, the impact of $10.0 million of foreign currency exchange. As a percent of net revenues, the cost of sales decrease was the result of a favorable product mix due to higher sales of Wizards of the Coast tabletop games and higher entertainment revenues, as well as lower sales allowances and obsolescence charges compared to 2020.

In 2020, cost of sales decreased 5% to $1,718.9 million, or 31.5% of net revenues, for the year ended December 27, 2020 compared to $1,807.8 million, or 38.3% of net revenues, for the year ended December 29, 2019. The cost of sales decrease as a percent of net revenues is primarily related to the acquisition of eOne, which experiences lower cost of sales as a percentage of net sales, and to a lesser extent, the decrease was due to the impact of $14.4 million of foreign exchange translation. The cost of sales decrease in dollars was driven by a favorable brand mix including an increase in net sales of MAGIC: THE GATHERING products, and improved inventory costing, partially offset by higher markdowns to address excess retail inventory, primarily across certain international markets.
Program Cost Amortization
Program cost amortization totaled $628.6 million, or 9.8% of net revenues in 2021, compared to $387.1 million, or 7.1% of net revenues in 2020 and $85.6 million, or 1.8% of net revenues, in 2019. The majority of the Company's program costs are capitalized as incurred and amortized using the individual-film-forecast method. The Company also utilizes the percentage of completion methodology, primarily related to unscripted content. Program cost amortization reflects both the phasing of revenues associated with films and television programming, as well as the type of content being produced and distributed. Program production cost amortization increased in dollars and as a percent of net revenues in 2021 as a result of the increase in TV and Film deliveries overall, and from the mix of programs delivered, some of which carry higher programming costs. In addition to these increases was amortization of film production costs associated with the MY LITTLE PONY: A NEW GENERATION film released on Netflix in 2021.
Program production cost amortization increased in dollars and as a percent of net revenues in 2020 as a result of the addition of eOne's business, which experiences higher program cost amortization as a percentage of net sales. Program cost amortization attributable to eOne was 6.2% of net revenues in 2020. This increase was partially offset by lower program cost amortization attributable to the TRANSFORMERS: BUMBLEBEE theatrical release, which the Company began to amortize during the third quarter of 2019.
Royalty Expense
Royalty expense of $620.4 million, or 9.7% of net revenues, in 2021 compared to $570.0 million, or 10.4% of net revenues, in 2020 and $414.5 million, or 8.8% of net revenues, in 2019. Fluctuations in royalty expense generally relate to the volume of entertainment-driven products sold in a given period, especially if the Company is selling product tied to one or more major motion picture releases in the period. Product lines related to Hasbro-owned or controlled brands supported by entertainment generally do not incur the same level of royalty expense as licensed properties, particularly DISNEY FROZEN and DISNEY PRINCESS, STAR WARS and MARVEL, as well as DREAMWORKS products and certain other licensed properties which carry higher royalty rates than other licensed properties. In 2021, higher royalty expense in dollars was driven primarily by higher sales of Partner Brand products as compared to 2020, and to a lesser extent, higher expense for guaranteed minimum royalty payments for certain brands. The decrease in royalty expense as a percentage of net revenues was due to product mix, most notably, higher sales of Wizards of the Coast products, Franchise Brands and higher sales of certain of the Company's Emerging Brands during 2021.
Higher royalty expense in dollars and as a percentage of net revenues in 2020 compared to 2019, was driven by the addition of eOne royalty expenses in 2020 which represented 3.2% of net revenues, partially offset by lower sales of Partner Brand products. See note 20 to the Company’s consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K for information on the Company's future royalty commitments as of December 26, 2021.
Product Development
Product development expense in 2021 totaled $315.7 million, or 4.9% of net revenues, compared to $259.5 million, or 4.7% of net revenues, in 2020. Product development expenditures reflect the Company’s investment in innovation and anticipated growth across our brand portfolio. The increase in 2021 was primarily related to investments in the Wizards of the Coast & Digital Gaming segment, for both tabletop and digital gaming initiatives, such as for the development of MAGIC: THE GATHERING tabletop set releases and for the development of digital games such as Dungeons & Dragons: Dark Alliance, and to a lesser extent, increased investments in certain other mobile gaming projects and other product lines currently in development.

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
Advertising Expense
Advertising expense in 2021 totaled $506.6 million, or 7.9% of net revenues, compared to $412.7 million or 7.6% of net revenues in 2020 and $413.7 million or 8.8% in 2019. The level of the Company’s advertising expense is generally impacted by revenue mix, the amount and type of theatrical releases and television programming delivered. The advertising expense increase in 2021 reflects growth in revenues compared to 2020 and higher advertising costs in support of MAGIC: THE GATHERING tabletop gaming releases, higher advertising costs in support of the feature length film, MY LITTLE PONY: A NEW GENERATION, and for the Company’s digital gaming initiatives, most notably, Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance. These increases were partially offset by reduced promotional spend in the Entertainment segment due to fewer theatrical releases in 2021 compared to 2020.
The decrease in dollars in 2020 was driven by lower advertising costs related to the Company’s digital gaming initiatives due to the timing of launch dates and reduced advertising levels across substantially all of the Company's regions, most notably in Latin America, reflecting the impact of COVID-19. These decreases were partially offset by increased advertising expenses as a result of the addition of eOne operations in 2020. Advertising expense attributable to eOne was 1.5% of net revenues in 2020, as early 2020 included the advertising behind the film 1917 prior to Covid-related shutdown of theaters.
Amortization of Intangible Assets
Amortization of intangible assets decreased to $116.8 million, or 1.8% of net revenues, in 2021 compared to $144.7 million, or 2.6% of net revenues, in 2020 and $47.3 million, or 1.0% of net revenues in 2019. The decrease in 2021 is primarily related to certain licensed property rights which became fully amortized in the fourth quarter of 2020 combined with the discontinuation of amortization related to the eOne Music intangible assets in the second quarter of 2021, upon being classified as held for sale assets and subsequently sold in the third quarter of 2021.
In 2020, the increase in dollars and as a percentage of net revenues is primarily related to the acquisition of eOne, which contributed intangible asset amortization of $97.9 million, or 1.8% of net revenues in 2020.
Selling, Distribution and Administration Expenses
In addition to the following drivers, Selling, Distribution and Administration ("SD&A") expenses include certain charges noted under the Operating Costs and Expenses table above.
SD&A expenses increased to $1,432.7 million, or 22.3% of net revenues in 2021, from $1,252.1 million, or 22.9% of net revenues, in 2020. In 2021, the increase reflects higher marketing and sales costs consistent with the increase in net revenues, higher compensation expense and increased freight and warehousing costs, primarily due to ongoing global supply chain disruptions. In addition, 2021 included higher depreciation expense associated with capitalized games held and used within the Wizards of the Coast business. These increases were partially offset by the divestiture of eOne Music and lower expense for credit losses during 2021.
In 2020, SD&A increased to $1,252.1 million, or 22.9% of net revenues, from $1,037.0 million or 22.0% of net revenues in 2019. The increase in SD&A expenses was driven primarily by the inclusion of eOne's operations, accounting for 3.9% of net revenues. Also contributing to the increase was higher freight costs and higher expense for credit losses due to the impacts of the COVID-19 pandemic. This increase was partially offset by lower marketing, sales and warehousing expenses across the regions during the year.
Loss on Disposal of Business
The loss on disposal of business of $108.8 million, or 1.7% of net revenues, represents a non-cash impairment charge associated with the disposition of eOne Music during 2021.

Acquisition and Related Costs
During 2020, the Company incurred charges of $218.6 million, or 4.0% of net revenues, of acquisition and related costs in connection with the eOne acquisition. These expenses were comprised of $145.2 million of acquisition and integration costs and $73.4 million of restructuring and related costs. Most notably, $47.4 million of expenses associated with the acceleration of eOne stock-based compensation and $38.2 million of advisor fees, substantially all of which were settled at the closing of the acquisition as well as certain other integration costs.
NON-OPERATING EXPENSE (INCOME)
Interest Expense
Interest expense totaled $179.7 million in 2021 compared to $201.1 million in 2020 and $101.9 million in 2019. The decrease in interest expense during 2021 primarily reflects long-term debt repayments made throughout the year primarily related to borrowings utilized for the eOne acquisition, and lower interest rates. These decreases were partially offset by higher production financing borrowings compared to 2021. The increase in interest expense in 2020 compared to 2019 reflects interest related to long-term debt issued in connection with the financing of the eOne acquisition, partially offset by lower average short-term borrowings during 2020.
Interest Income
Interest income was $5.4 million in 2021 compared to $7.4 million in 2020 and $30.1 million in 2019. Lower interest income in 2021 is primarily the result of lower cash balances due to long-term debt repayments and lower average interest rates in 2021 compared to 2020. In 2019, the Company's cash balances were higher due to the long-term debt and equity financings completed in November 2019, resulting in proceeds of approximately $3.3 billion which were used in the December 30, 2019 acquisition of eOne. In 2020, the decrease in interest income was primarily the result of lower cash balances and lower average interest rates compared to 2019.
Other Expense (Income), Net
Other expense (income), net was $7.1 million, $(14.0) million and $(13.9) million in 2021, 2020 and 2019, respectively. The following table outlines major contributors to other expense (income), net, expressed in millions of dollars.

	2021	2020	2019
Foreign currency (gains) losses	$(5.1)	$2.1	$(124.3)
Earnings from Discovery Family Channel	(20.8)	(21.8)	(23.6)
Discovery Family Channel impairment	74.1	—	—
Discovery Family Channel option	(20.1)	(1.5)	(1.2)
Pension expense	1.7	1.2	119.5
Gain on PP&E	(0.2)	(4.9)	(0.4)
eOne deferred financing costs	—	1.0	19.6
Loss (gain) on investments	(3.8)	7.3	(6.1)
Legal settlement	(26.7)	(3.2)	—
Other	8.0	5.8	2.6
	$7.1	(14.0)	(13.9)
•Foreign currency (gains) losses reflect fluctuations of foreign currency translation across the Company's international markets against the U.S. dollar. Foreign currency gains in 2019 reflect realized and unrealized gains of approximately $114.1 million on the foreign exchange forward and option contracts entered to hedge a portion of the British pound sterling purchase price in relation to the eOne acquisition.
•Earnings from the Discovery joint venture are comprised of the Company’s share in the results of the Network.
•During 2021, the Company recorded an impairment loss of $74.1 million related to its investment in Discovery Family Channel. The Network projected a significant decline in affiliate revenue driven by changes in the cable distribution industry due to a decline in linear subscribers.

•In relation to the Discovery joint venture, Hasbro and Discovery have a put/call option on the share of the Discovery Family Channel. The option’s fair value is periodically re-measured and in 2021, as a result of the Discovery Family Channel impairment, the adjustment of the option's fair value resulted in a $20.1 million gain. In 2020 and 2019, the Company recorded gains of $1.5 million and $1.3 million, respectively, due to the option’s value decrease.
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
•During 2021, the gain on investments primarily reflects a recoupment of the 2020 loss on investments, which was driven by a partial write off of an investment in Quibi, a mobile streaming service, which was obtained as part of the eOne acquisition. The 2019 gain on investments primarily reflects proceeds from the sale of certain long-term investments sold during the year.
•During the 2021, the Company realized a gain of $26.7 million from a legal settlement related to a historical eOne dispute.
INCOME TAXES
Income tax expense totaled 25.2% of pre-tax earnings in 2021 compared with 30.0% in 2020 and 12.4% in 2019. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Income tax expense for 2021 includes a discrete expense primarily related to: (i) a non-deductible impairment charge from the sale of eOne Music and; (ii) the remeasurement of UK net deferred tax liability as a result of the United Kingdom’s enactment of the Finance Act of 2021; offset by (iii) a benefit from the release of uncertain tax positions resulting from a change in management judgement; and (iv) discrete tax planning benefits. Income tax expense for 2020 includes a discrete net tax benefit primarily related to: (i) eOne acquisition and related costs; (ii) the remeasurement of UK net deferred tax liability as a result of the United Kingdom’s enactment of the Finance Act of 2020; and (iii) an increase of uncertain tax positions based on changes in management judgment; offset by (iv) tax planning, including planning directly related to the eOne integration. Income tax expense for 2019 includes discrete tax benefits primarily related to: (i) the settlement of the U.S. defined benefit pension plan liability; and (ii) the acquisition of eOne, specifically the nontaxable integrated hedging gains and nondeductible transaction costs.
Subsequent to the United States passing the Tax Cuts and Jobs Act (the Tax Act), the Company has greater flexibility to manage cash globally. The Company intends to repatriate the accumulated foreign earnings as needed from time to time. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. As of 2021, we have recorded $3.4 million of foreign withholding and U.S. state income tax liability. The Company will continue to record additional tax effects, if any, in the period that the on-going distribution analysis is completed and is able to make reasonable estimates.
NEW ACCOUNTING PRONOUNCEMENTS
In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14) Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20) - Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2020. The Company adopted the standard in the first quarter of 2021 and the adoption of the standard did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU 2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update remove certain exceptions for performing intra-period tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company adopted the standard in the first quarter of 2021 and the adoption of the standard did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In March of 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04) Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in this update apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. An entity may elect to apply the amendments provided by this update beginning March 12, 2020 through December 31, 2022. The change from LIBOR to an alternate rate has not had a material impact on the Company's consolidated financial statements and the Company is continuing to evaluate the standard's potential impact to its consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In 2021, the Company primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, used borrowings under its available lines of credit. In addition, the Company’s Entertainment operating segment used production financing to fund certain of its television and film productions which are typically arranged on an individual production basis by special purpose production subsidiaries. For more information on the Company's production financing facilities, including expected future repayments, see notes 9 and 11 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K.
During 2022, the Company expects to continue to fund its working capital needs primarily through available cash, cash flows from operations and from production financing facilities and, if needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit and production financing, are adequate to meet its working capital needs for 2022, including the repayment of the current portion of long-term debt of $200.1 million, as shown on the consolidated balance sheets which represents the current portion of required quarterly principal amortization payments for our term loan facilities and other production financing facilities, each as described below. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of December 26, 2021, the Company’s cash and cash equivalents totaled $1,019.2 million, of which $35.8 million is restricted under the Company’s production financing facilities. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Act provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of December 26, 2021, the Company had a total liability of $156.1 million related to this tax, $18.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $137.7 million is presented within other liabilities, non-current on the consolidated balance sheets included in Part II, Item 8. Financial Statements, of this Form 10-K. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025 as follows: 2022: $18.4 million; 2023: $34.4 million; 2024: $45.9 million; and 2025: $57.3 million. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 26, 2021 are denominated in the U.S. dollar.
The table below outlines key financial information pertaining to our consolidated balance sheets including the year-over-year changes, expressed in millions of dollars.

	2021	%	2020	%	2019
Cash and cash equivalents, net of short-term borrowings (including restricted cash of $35.8, $73.2 and $0.0)	$1,019.2	-30%	$1,449.7	-68%	$4,580.4
Accounts receivable, net	1,500.4	8%	1,391.7	-1%	1,410.6
Inventories	552.1	40%	395.6	-11%	446.1
Prepaid expenses and other current assets	656.4	8%	609.6	96%	310.5
Other assets	1,297.0	3%	1,260.3	>100%	585.0
Accounts payable and accrued liabilities	2,255.0	15%	1,964.1	56%	1,256.6
Other liabilities	670.7	-16%	794.0	43%	556.6
Accounts receivable, net increased 8% in 2021 compared to 2020. The increase in accounts receivable was driven primarily by higher sales during 2021, partially offset by improved collections, most notably in the Company's European and Latin American markets. Days sales outstanding decreased from 74 days at December 27, 2020 to 68 days at December 26, 2021, primarily due to the increase in revenues and mix of sales during 2021 as well as from the improved collections described above. In 2020, absent eOne, accounts receivable balances decreased 15% due to improved collections and fewer sales to customers that carry longer payment terms. Days sales outstanding decreased to 74 days at December 27, 2020 from 90 days at December 29, 2019. The days sales outstanding primarily reflects improved collections throughout 2020 as well as the mix of sales.
Inventories increased 40% in 2021 compared to 2020 reflecting increased lead-times from supply chain disruptions, as well as higher freight-in costs, primarily in the U.S. and Europe, impacting the Company's Consumer Products and Wizards of the Coast tabletop gaming businesses. This increase was partially offset by lower inventory levels in the Company's Asia Pacific and Latin American markets. In 2020, inventories decreased 11% compared to 2019 reflecting lower levels, primarily in the U.S., and across all regions, due to improved inventory management and lower sales.
Prepaid expenses and other current assets increased 8% in 2021 compared to 2020. The increase was driven by higher accrued tax credit balances related to film and television production costs, due to increased productions and timing of tax credit claims, as well as higher unrealized gains on foreign exchange contracts. These increases were partially offset by lower accrued income and prepaid expense balances associated with the sale of eOne Music, lower prepaid royalty balances in relation to the 2020 extension of Company’s Marvel and Lucasfilm royalty agreements and lower prepaid tax balances. In 2020, prepaid expenses and other current assets increased 96% compared to 2019 due to higher accrued royalty and licensing income, primarily attributable to accrued revenue balances of $236.9 million associated with eOne's properties and content, higher prepaid royalty amounts due to payments made in the first quarter of 2020 in relation to the Company’s Marvel and Lucas agreements, higher accrued tax credits related to film and television production costs and higher prepaid tax balances as a result of lower earnings relative to estimated tax payments. These 2020 increases were partially offset by lower unrealized gains on foreign exchange contracts and lower short-term investment balances as a result of the Company's global cash management strategy.
Other assets increased 3% in 2021 compared to 2020. The increase was driven by higher investments in film and television productions, higher investments in content development and higher long-term accrued income balances related to certain of the Company's content distribution arrangements. These increases were partially offset by a lower balance for the Company's investment in Discovery Family Channel, due to impairment charges recorded in the fourth quarter of 2021. Other assets increased 115% in 2020 compared to 2019. The increase was primarily due to the addition of eOne's investments in acquired content and production for film, television and music content of $627.9 million. Also contributing to the increase in 2020 are higher long-term accrued income balances primarily driven by eOne and higher deferred tax balances resulting from the eOne acquisition. These increases were partially offset by lower capitalized television production costs in the legacy Hasbro business and lower non-current royalty advances which have been reclassified from non-current to current.
Accounts payable and accrued liabilities increased 15% in 2021 compared to 2020. The drivers of the increase include higher account payable balances driven by an extension of payable terms, higher accrued expenses for investments in content and productions, higher accrued freight balances due to increased costs as a result of supply chain disruptions and higher incentive compensation accruals. These increases were partially offset by lower accrued participations and residuals, lower balances of certain accounts payable and accrued liabilities associated with the sale of eOne Music and lower severance accruals from payments made in relation to restructuring actions taken in 2018 and eOne integration severance in 2020. Accounts payable and accrued liabilities increased 56% in 2020 compared to 2019. The increase was primarily attributable to accrued participation and deferred revenue balances attributable to eOne. In addition, increases included higher account payable balances, higher accrued royalty balances, and higher accrued salaries and incentive compensation balances.
Other liabilities decreased 16% in 2021 compared to 2020. The decrease was driven by lower long-term lease liability balances and a lower transition tax liability balance reflecting the reclassification of the 2022 installment payment, lower tax reserves and a lower Discovery option agreement balance due to a revaluation of the Discovery Family Channel investment during the fourth quarter of 2021. These decreases were partially offset by higher deferred compensation reserve balances. Other liabilities increased 43% in 2020 compared to 2019. The increase was primarily driven by deferred tax liabilities recorded as a result of the eOne acquisition, higher long-term lease liability balances resulting from the eOne acquisition and higher reserves for uncertain tax positions. In addition, the balance in 2020 includes the inclusion of long-term deferred revenue balances related to eOne. These increases were partially offset by a lower transition tax liability balance reflecting the reclassification of the 2021 installment payment.
Cash Flow
The following table summarizes the changes in the consolidated statement of cash flows included in Part II, Item 8. Financial Statements, of this Form 10-K, expressed in millions of dollars, for each of the years ended on December 26, 2021, December 27, 2020 and December 29, 2019.

	2021	2020	2019
Net cash provided by (used in):
Operating Activities	$817.9	$976.3	$653.1
Investing Activities	242.0	(4,500.2)	(60.9)
Financing Activities	(1,459.8)	405.9	2,810.6
In 2021, 2020 and 2019, Hasbro generated $817.9 million, $976.3 million and $653.1 million of cash from its operating activities, respectively. Operating cash flows in 2021, 2020 and 2019 included $697.3 million, $438.9 million and $33.9 million, respectively, of cash used for television program and film production. The decrease in net cash provided by operating activities during 2021, was primarily attributable to the increased spend for television program and film production, as well as an increase in working capital cash outflows associated with increased accounts receivable and inventory balances as noted above. These outflows were partially offset by higher earnings in 2021 and favorable changes in accounts payable terms in certain markets. The increase in operating cash flows in 2020 was primarily attributable to higher collections of accounts receivable balances and higher earnings excluding non-cash charges. These increases were partially offset by higher film and television production spend as a result of the inclusion of eOne operations during 2020.
Cash flows provided by investing activities were $242.0 million in 2021 compared to cash flows utilized by investing activities of $4,500.2 million in 2020 and $60.9 million in 2019. Investing activities in 2021 include $378.5 million of proceeds, net of cash sold, from the sale of eOne Music. Investing activities in 2020 reflect $4.4 billion of cash utilized to acquire eOne, net of cash acquired. Additions to property, plant and equipment were $132.7 million, $125.8 million and $133.6 million in 2021, 2020 and 2019, respectively. Of these additions, 52% in 2021, 51% in 2020 and 54% in 2019 were for purchases of tools, dies and molds related to the Company’s products. During the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019, the depreciation of plant and equipment was $163.3 million, $120.2 million and $133.5 million, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation. The net proceeds received from the sale of eOne Music during the third quarter of 2021, were used for long-term debt repayments as part of the Company's plan to accelerate deleveraging, and for general corporate purposes to run the business. The cash used for the purchase of eOne in 2020 consisted of the net proceeds from the issuance of an aggregate principal amount of $2.4 billion in senior secured notes in November 2019, net proceeds $975.2 million from of the issuance of approximately 10.6 million shares of common stock in November 2019 and $1.0 billion in term loans drawn in the first quarter of 2020. Excluding capital expenditures, 2019 cash utilized for investing activities reflects a cash payment net of cash acquired of $8.8 million related to the acquisition of Tuque Games in October of 2019 as well as offsetting realized gains of $80.0 million from hedges in relation to the Company's exposure to fluctuations in the British pound sterling associated with the eOne acquisition purchase price and other transaction related costs. The Company's 2019 investing activities also included $6.4 million received from the installment note relating to the sale of the Company’s manufacturing operations in 2015.
Net cash (utilized) provided by financing activities was $(1,459.8) million, $405.9 million, and $2,810.6 million in 2021, 2020 and 2019, respectively.
Cash utilized by financing activities in 2021 included repayment of $300.0 million aggregate principal amount of 3.15% Notes due 2021, during the first quarter; early repayment of $300.0 million aggregate principal of 2.60% Notes due 2022 and related debt extinguishment costs of $9.1 million during the third quarter; payments totaling $480 million related to the $1.0 billion in term loans consisting of $300.0 million for the remaining principal balance of the Three-Year Tranche loans and $150.0 million principal and quarterly principal amortization payments totaling $30 million toward the Five-Year Tranche loan; and drawdowns of $144.0 million and repayments of $140.1 million related to production financing loans.
Cash provided by financing activities in 2020 included the drawdown of the Company's $1.0 billion in term loans, as well as drawdowns of $115.6 million related to production financing loans. Partially offsetting these cash inflows were production financing loan repayments of $159.8 million, payments of $47.4 million associated with the redemption of eOne stock awards that were accelerated as a result of the acquisition and payments totaling $122.5 million towards the $1.0 billion term loans described above.
In 2019, net cash provided by financing activities included the following financing activities associated with the Company's acquisition of eOne: net proceeds of $2,355.0 million from the November 2019 issuance of senior unsecured long-term debt securities, net proceeds of $975.2 million from the issuance of 10.6 million shares of common stock and debt acquisition costs of $26.7 million paid in relation to eOne acquisition financing arrangements. In addition, net cash from 2019 financing activities included the Company's remaining payment of $100.0 million related to the 2018 POWER RANGERS brand acquisition.
Financing activities in 2019 also reflect $61.4 million of cash paid, including transaction costs, to repurchase the Company’s Common Stock. There were no repurchases of the Company’s common stock in 2021 or 2020 as the Company suspended its share repurchase program while it prioritizes deleveraging. During 2019, the Company repurchased 0.7 million shares at an average price of $87.41. At December 26, 2021, $366.6 million remained for share repurchases under the May 2018 Board authorization.
Dividends paid were $374.5 million in 2021, $372.7 million in 2020 and $336.6 million in 2019. The Company has a long history of returning cash to its shareholders through quarterly dividends and has maintained its quarterly dividend rate of $0.68 per share throughout 2021. The increase in dividends from 2019 to 2020 reflects higher shares outstanding as a result of the November 2019 stock issuance. Net repayments of short-term borrowings were $5.6 million, $8.6 million and $8.8 million in 2021, 2020 and 2019, respectively. The Company generated cash from employee stock option transactions of $30.6 million, $16.6 million, and $31.8 million in 2021, 2020 and 2019, respectively. The Company paid withholding taxes related to share-based compensation of $13.7 million, $6.0 million and $13.1 million in 2021, 2020 and 2019, respectively.
Sources and Uses of Cash
In relation to the Company's consumer products business, the Company commits to inventory production, advertising and marketing expenditures prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in their holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable sometimes makes it necessary for the Company to borrow amounts during the latter part of the year. The entertainment business often expends cash for production well in advance of sale and delivery of the content. Trading card and digital gaming revenues have shorter collection periods, but development expense occurs often years prior to release and revenue generation. During 2021, 2020 and 2019 the Company primarily used cash from operations and, to a lesser extent, borrowings under available lines of credit, in particular production financing vehicles, to fund its working capital.

The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. At December 26, 2021, the Company had no outstanding borrowings related to the Program and has not borrowed under the program in 2021 or 2020.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1,500.0 million. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of December 26, 2021. The Company had no borrowings outstanding under its committed revolving credit facility as of December 26, 2021. However, letters of credit outstanding under this facility as of December 26, 2021 were approximately $3.1 million. Amounts available and unused under the committed line, at December 26, 2021 were approximately $1,496.9 million, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $11.2 million was utilized at December 26, 2021. Of the amount utilized under, or supported by, the uncommitted lines, approximately $0.7 million and $10.5 million represent outstanding short-term borrowings and letters of credit, respectively.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. ("Bank of America"), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. Of the Three-Year Tranche $400 million principal balance, the Company repaid $100 million during the fourth quarter 2020 and the remaining $300 million balance during 2021. Of the Five-Year Tranche $600.0 million principal balance, the Company repaid $22.5 million and $180.0 million during 2020 and 2021, respectively.
The Company is subject to certain financial covenants contained in this agreement and, as of December 26, 2021, the Company was in compliance with these covenants. The terms of the Term Loan Facilities are described in note 11 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K.
During November 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities (collectively, the "Notes") consisting of the following tranches: $300 million of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%; $500 million of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%; $675 million of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55%; and $900 million of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. During the third quarter of 2021, the Company repaid in full, its 2022 Notes in the aggregate principal amount of $300.0 million, including early redemption premiums and accrued interest of $10.8 million. The terms of the Notes are described in note 11 to the consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K.
During 2021 and 2020, the Company used production financing to fund certain of its film and television productions which were typically arranged on an individual production basis by special purpose production subsidiaries. Production financing facilities were secured by the assets and future revenue of the individual production subsidiaries and were non-recourse to the Company's assets. During 2021, the Company had drawdowns of $144.0 million and repayments of $140.1 million towards its production financing facilities. As of December 26, 2021 the Company outstanding production financing borrowings related to these facilities were $170.1 million, all of which are recorded within the current portion of long-term debt in the Company's consolidated balance sheets, included in Part II, Item 8. Financial Statements, of this Form 10-K.
During November 2021, the Company secured a senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) which provides the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provides the Company the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Revolving Production Financing Agreement extends through November 22, 2024. The Company will use the RPCF to fund certain of the Company’s original film and TV production costs. Borrowings under the RPCF will be non-recourse to the Company's assets.
The Company has principal amounts of long-term debt at December 26, 2021 of $4.1 billion due at varying times from 2022 through 2044. Of the total principal amount of long-term debt, $200.1 million is current at December 26, 2021 of which $30.0 million is related to principal amortization of the 5-year term loans due December 2024 and $170.1 million represents the Company's outstanding production financing facilities at December 26, 2021. In addition to the early repayment of the 2022 Notes described above, during the first quarter of 2021, the Company repaid in full, its 3.15% Notes in the aggregate principal amount of $300.0 million due in May 2021, including accrued interest. See note 11 and note 20 to the Company’s consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K for additional information on long-term debt and long-term debt interest repayment, respectively.
In November of 2019, the Company completed an underwritten public offering of 10.6 million shares of common stock, par value $0.50 per share, at a public offering price of $95.00 per share. Net proceeds from this public offering were approximately $975.2 million, after deducting underwriting discounts and commissions and offering expenses of approximately $31.1 million. The net proceeds were used to finance, in part, the acquisition of eOne and to pay related costs and expenses. See note 9 to the consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K for more information on the Company's eOne acquisition financing.
Under a multi-year game production agreement entered with Cartamundi, the Company has purchase commitments of $95.0 million in 2022 and $85.0 million in 2023. The Company also has various third-party, inventory and tooling purchase commitments related primarily to the Company's Consumer Products segment which may total approximately $441.7 million in 2022. These payments exclude inventory and tooling purchase liabilities included in accounts payable or accrued liabilities on the consolidated balance sheets as of December 26, 2021.
Share Repurchases and Dividends
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. In 2021, Hasbro maintained its quarterly dividend rate of $0.68 per share. In February 2022 the Company’s Board announced a 3% increase in the Company’s quarterly dividend rate to $0.70 per share for the quarterly dividend scheduled to be paid in May 2022. In addition to the dividend, the Company periodically returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005 the Company’s Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization was approved in May 2018 for $500 million. Since 2005, Hasbro has repurchased 108.6 million shares at a total cost of $4.0 billion and an average price of $36.44 per share. At December 26, 2021, Hasbro had $366.6 million remaining available under these share repurchase authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds. As a result of the financing activities related to the eOne acquisition, the Company has suspended its current share repurchase program while it prioritizes deleveraging. There were no share repurchases made in 2020 or 2021, however a share repurchase program continues to be an important long-term component of Hasbro’s capital allocation strategy and Hasbro has $367 million available under its authorized share repurchase programs. We anticipate resuming share repurchase when it is not expected to materially impact the timeline to reach our deleverage targets. The Company believes this could be in the second half of 2023 or sooner, depending on business performance and other factors.
The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet its obligations over the next twelve months. The Company intends to resume this program when it will not materially impact its ability to de-lever.

Critical Accounting Policies and Significant Estimates
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The critical accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include film and television production costs, recoverability of goodwill, intangible assets, income taxes and business combinations. Additionally, the Company identified the valuation of the Company’s equity method investment in Discovery Family Channel as a significant accounting estimate.
Film and Television Production Costs
The Company incurs certain costs in connection with the production of television programs and films which are capitalized as they are incurred, the majority of which are amortized using the individual-film-forecast method. These costs, which include direct production costs, development costs, acquisition and inventory costs as well as residuals and participations, are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of each fiscal year related to the film or television program. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates.
The most significant estimates are those used in the determination of ultimate revenue in the individual-film-forecast method. Ultimate revenue estimates impact the timing of program production cost amortization in the consolidated statements of operations. Ultimate revenue includes revenue from all sources that are estimated to be earned related to a film or television program and include theatrical exhibition; first run program distribution fees; toy, game and other consumer product licensing fees; and other revenue sources, such as secondary market home entertainment formats and subscription video on demand services. Our ultimate revenue estimates for each film or television program are developed based on our estimates of expected future results. We review and revise these estimates at each reporting date to reflect the most current available information. When estimates for a film or television program are revised, the difference between the program production cost amortization determined using the revised estimate and any amounts previously expensed during that fiscal year, are included as an adjustment to program production cost amortization in the consolidated statements of operations in the period in which the estimates are revised. Prior period amounts are not adjusted for subsequent changes in estimates. Factors that can impact our revenue estimates include the historical performance of similar films and television programs, expected distribution platforms, factors unique to our television and film content and the success of our program-related toy, game and other merchandise.
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
In 2020, following the acquisition of eOne during the first quarter, the Company allocated its $4.6 billion purchase price to tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values amounted to $3.2 billion and was recorded to goodwill and allocated to the Company's reportable segments as follows: Entertainment: $2.241 million and Consumer Products: $954.0 million.
During the first quarter of 2021, the Company realigned its financial reporting structure creating the following three principal reporting segments: Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment. As a result of these changes, the Company reallocated its goodwill among the revised reporting units based on the change in relative fair values of the respective reporting units. See note 6 to the Company's consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K for details on the allocation of goodwill across the Company's new reporting structure.
In conjunction with the goodwill reallocation described above, during the first quarter of 2021, the Company performed a qualitative impairment test of goodwill balances held by the reporting units impacted by the segment realignment. The reporting units were tested as of December 28, 2020 and included our Europe, Asia Pacific, Global Consumer Products Licensing, Wizards of the Coast and Family Brands reporting units. Based on the results of the goodwill assessment, we determined that the fair values of each of these reporting units exceeded their carrying values, and as such, we concluded that there was no indication of goodwill impairment for these reporting units as of December 28, 2020.
In the third quarter 2021, the Company sold eOne Music for net proceeds of $397.0 million. The Company acquired eOne Music through its acquisition of eOne in fiscal 2020. Based on the value of the net assets held by eOne Music, which included certain goodwill and intangible assets allocated as described above, to the eOne reportable segment and attributable to eOne Music, the Company recorded a pre-tax non-cash goodwill impairment charge of $108.8 million within Loss on Disposal of Business on the Consolidated Statements of Operations for the year ended December 26, 2021. See note 6 to the Company's consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K for details on the eOne Music goodwill impairment.
During the fourth quarter of 2021, the Company performed a quantitative goodwill analysis with respect to each of its reporting units to determine the existence and extent of any impairment. The quantitative analysis concluded that the fair values of the Company’s reporting units exceeded their carrying values. As a result of this assessment, the Company concluded there was no impairment to any of its reporting units as of December 26, 2021 other than the Music impairment loss noted above.
During the fourth quarter of 2020 the Company performed a qualitative goodwill assessment with respect to each of its reporting units, including an assessment of eOne. The assessment included the consideration of COVID-19 and the impact to the business in 2020. Based on the conclusions reached, the Company determined that it was not necessary to perform a quantitative assessment for the goodwill of the reporting units in 2020.
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
There were no other triggering events in 2021 or 2020 which would indicate the Company's intangible assets were impaired.
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
In May 2019, a public referendum held in Switzerland approved the Swiss Federal Act on Tax Reform and AHV Financing (TRAF) proposals previously approved by the Swiss Parliament. The Swiss tax reform measures were effective on January 1, 2020. Changes in tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The enacted changes in Swiss federal and cantonal tax, including cantonal transitional provisions adopted in 2021, were not material to the Company’s financial statements.
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
The Company's evaluation of the facts and circumstances available as of December 30, 2019, to assign fair values to eOne assets acquired and liabilities assumed, including income tax related amounts continued throughout 2020. As further analysis of assets including program rights, investment in films and television content, intangible assets, as well as deferred revenue, noncontrolling interests, tax and certain other liabilities was completed during the year, additional information on the assets acquired and liabilities assumed became available. Changes in the information related to the net assets acquired changed the amount of the purchase price assigned to goodwill, and as a result, the preliminary fair values disclosed were adjusted as additional information was obtained and valuations were finalized. Provisional adjustments were recognized during the reporting periods in which the adjustments were determined. For more information on the eOne acquisition see note 3 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K.
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

During the fourth quarter of 2021, the Company reviewed its investment in the Network for impairment and concluded that the fair value of the Company's interest in the joint venture was less than its carrying value. Recent accelerating changes in the cable distribution industry, including technological changes and expanding options for digital content offerings, has resulted in the fragmentation of viewership, declines in subscribers to the traditional cable bundle, and pricing pressure. These factors led to a lower valuation of the Network as compared to its carrying value. As a result, the Company recorded an impairment loss of $74.1 million, related to its investment in the Network, which is included in other (income) expense, net in the consolidated statements of operations for the year ended December 26, 2021. As result of the Network's revaluation, the Company recorded a gain of $20.1 million in relation to the Company's Discovery option agreement described above.
Contractual Obligations and Commercial Commitments
In the normal course of its business, the Company enters into contracts related to obtaining rights to produce products under license, which may require the payment of minimum guarantees. In addition, the Company enters into contractual commitments to obtain film and television content distribution rights and minimum guarantee commitments related to the purchase of film and television rights for content to be delivered in the future. The Company has also entered into operating leases for certain facilities and equipment. In addition, the Company has $3,824.2 million in principal amount of long-term debt outstanding at December 26, 2021. See note 20 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K for further information on the Company's contractual obligations and commercial commitments.
Other Expected Future Payments
From time to time, the Company may be party to arrangements, contractual or otherwise, whereby the Company may not be able to estimate the ultimate timing or amount of the related payments. These amounts are described below:
•Included in other liabilities in the consolidated balance sheets at December 26, 2021, the Company has a liability of $41.4 million of potential tax, interest and penalties for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate amount or timing of payments related to this liability.
•At December 26, 2021, the Company had letters of credit and related instruments of approximately $13.6 million.
The Company believes that cash from operations and funds available through its commercial paper program or lines of credit, as described above under "Liquidity and Capital Resources", will allow the Company to meet these and the other contractual obligations and commercial commitments described above.
Financial Risk Management
The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing and selling those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Euro, British pound sterling, Canadian dollar, Brazilian real, Russian ruble and Mexican peso and, to a lesser extent, other currencies in Latin American and Asia Pacific countries.
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts. At December 26, 2021, the Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $24.3 million decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be substantially offset by increases in the value of the forecasted foreign currency transactions.
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
The Company reflects all derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At December 26, 2021, these contracts had net unrealized gains of $8.3 million, of which $10.7 million are recorded in prepaid expenses and other current assets, $0.2 million are recorded in other assets, $2.6 million are recorded in accrued liabilities. Included in accumulated other comprehensive earnings at December 26, 2021 are deferred gains of $9.6 million, net of tax, related to these derivatives.
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
At December 26, 2021, the Company had fixed rate long-term debt of $3,484.9 million. In May 2014 the Company issued an aggregate $600.0 million of long-term debt which consisted of $300.0 million of 3.15% Notes, subsequently repaid in 2021, and $300.0 million of 5.10% Notes due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at December 26, 2021 are deferred losses, net of tax, of $15.6 million related to these derivatives.
Industry Trends, the Economy and Inflation
The principal market for the Company’s toys and games and licensed consumer products, is the retail sector. Revenues from the Company’s top five retail customers, accounted for approximately 36% of its consolidated net revenues in 2021, 35% in 2020 and 38% of its consolidated net revenues in 2019. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.
The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2021, approximately 62% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.
Quick response inventory management practices being used by retailers as well as growth in ecommerce result in orders increasingly placed for immediate delivery and fewer orders placed well in advance of shipment. Retailers are timing their orders so that they are filled by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s future revenues. However, in 2021, the Company's inventory levels increased 40% compared to 2020. This increase is the result of ongoing global supply chain disruptions, which began in late 2020 as economies slowly recovered from COVID-19 shutdowns, while consumer demand began to outpace the capacity of the global supply chain infrastructure. Supply chain inefficiencies including overcrowding of cargo ports and shipping container and truck transportation shortages, have led to higher costs for ocean, air and over the road freight and delays in the availability of products, as inventory remains in transit for extended periods of time. These and other disruptions are expected to continue throughout 2022.

In addition to these inventory management challenges, the bankruptcy or other lack of success of one of the Company’s significant retailers could negatively impact the Company’s future revenues.
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
Inflation
The impact of inflation on the Company's business operations has been significant during 2021 compared to prior years. However, due to mitigating actions taken by the Company, such as modest price increases when deemed necessary, the impact of general price inflation on our 2021 financial position and results of operations has not been significant. The Company continues to monitor the impact of inflation to its business operations on an ongoing basis and may need to adjust its prices further to mitigate the impacts of changes to the rate of inflation during 2022 or in future years. However, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect the Company's financial results.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries (the Company) as of December 26, 2021 and December 27, 2020, the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interests for each of the years in the three-year period ended December 26, 2021, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Impairment of the carrying value of the investment in Discovery Family Channel
As discussed in Note 7 to the consolidated financial statements, the Company’s equity method investment in Discovery Family Channel, Inc. (DFC) at December 26, 2021 was $161.2 million. During the fourth quarter ended December 26, 2021, the Company recorded an impairment loss of $74.1 million related to its investment with Discovery. The Company tests it equity method investment in DFC annually or whenever an event or circumstance occurs that indicates that the carrying value may not be recoverable.
We identified the evaluation of the impairment of investment in DFC as a critical audit matter. The forecasted revenue, discount rate, and terminal growth rate used to estimate the fair value of the investment involved a high degree of auditor subjectivity given the volatility in consumer interest when choosing entertainment media. The fair value is also sensitive to changes to the forecasted revenue, discount rate, and terminal growth rate assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the impairment evaluation process. This included controls related to the review of forecasted revenue, discount rate, and terminal growth rate assumptions. We assessed the Company’s ability to accurately estimate forecasted revenue by comparing historical forecasts to actual revenue reported by DFC. We also compared revenue forecasts to executed contracts. We involved a valuation professional with specialized skills and knowledge who assisted in:
•evaluating the discount rate by comparing it against a discount rate that was independently developed using publicly available data for comparable entities
•evaluating the terminal growth rate by comparing it against publicly available industry reports and to DFC’s historical revenue growth
•developing an estimate of the fair value of the investment using (1) DFC’s forecasted cash flows and estimated terminal growth rate and (2) an independently developed discount rate, which was then compared to the Company’s fair value estimate.
/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor, however, we are aware that we have served as the Company’s auditor since at least 1968.
Providence, Rhode Island
February 23, 2022

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 26, 2021 and December 27, 2020
(Millions of Dollars Except Share Data)

	2021	2020
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $35.8 in 2021 and $73.2 in 2020	$1,019.2	1,449.7
Accounts receivable, less allowance for credit losses of $22.9 in 2021 and $28.1 in 2020	1,500.4	1,391.7
Inventories	552.1	395.6
Prepaid expenses and other current assets	656.4	609.6
Total current assets	3,728.1	3,846.6
Property, plant and equipment, net	421.1	489.0
Other assets
Goodwill	3,419.6	3,691.7
Other intangibles, net	1,172.0	1,530.8
Other	1,297.0	1,260.3
Total other assets	5,888.6	6,482.8
Total assets	$10,037.8	10,818.4
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$0.8	6.6
Current portion of long-term debt	200.1	432.6
Accounts payable	580.2	425.5
Accrued liabilities	1,674.8	1,538.6
Total current liabilities	2,455.9	2,403.3
Long-term debt	3,824.2	4,660.0
Other liabilities	670.7	794.0
Total liabilities	6,950.8	7,857.3
Redeemable noncontrolling interests	23.9	24.4
Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares as of 2021 and 2020	110.1	110.1
Additional paid-in capital	2,428.0	2,329.1
Retained earnings	4,257.8	4,204.2
Accumulated other comprehensive loss	(235.3)	(195.0)
Treasury stock, at cost, 82,066,136 shares in 2021 and 82,979,403 shares in 2020	(3,534.7)	(3,551.7)
Noncontrolling interests	37.2	40.0
Total shareholders’ equity	3,063.1	2,936.7
Total liabilities, noncontrolling interests and shareholders’ equity	$10,037.8	10,818.4
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended in December
(Millions of Dollars Except Per Share Data)

	2021	2020	2019
Net revenues	$6,420.4	5,465.4	4,720.2
Costs and expenses:
Cost of sales	1,927.5	1,718.9	1,807.8
Program cost amortization	628.6	387.1	85.6
Royalties	620.4	570.0	414.5
Product development	315.7	259.5	262.2
Advertising	506.6	412.7	413.7
Amortization of intangible assets	116.8	144.7	47.3
Selling, distribution and administration	1,432.7	1,252.1	1,037.0
Loss on disposal of business	108.8	—	—
Acquisition and related costs	—	218.6	—
Total costs and expenses	5,657.1	4,963.6	4,068.1
Operating profit	763.3	501.8	652.1
Non-operating expense (income):
Interest expense	179.7	201.1	101.9
Interest income	(5.4)	(7.4)	(30.1)
Other expense (income), net	7.1	(14.0)	(13.9)
Total non-operating expense, net	181.4	179.7	57.8
Earnings before income taxes	581.9	322.1	594.3
Income taxes	146.6	96.7	73.8
Net earnings	435.3	225.4	520.5
Net earnings attributable to noncontrolling interests	6.6	2.9	—
Net earnings attributable to Hasbro, Inc.	$428.7	222.5	520.5

Per common share
Net earnings attributable to Hasbro, Inc.
Basic	$3.11	1.62	4.07
Diluted	$3.10	1.62	4.05
Cash dividends declared	$2.72	2.72	2.72
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Fiscal Years Ended in December
(Millions of Dollars)

	2021	2020	2019
Net earnings	$435.3	225.4	520.5
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	(61.9)	10.1	9.6
Unrealized holding (losses) gains on available-for-sale securities, net of tax	(0.1)	0.6	0.5
Net gains on cash flow hedging activities, net of tax	13.5	2.4	11.7
Changes in unrecognized pension amounts, net of tax	3.4	(6.6)	14.9
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	2.6	(19.3)	(18.5)
Amortization of unrecognized pension and postretirement amounts	2.2	2.0	6.2
Settlement of U.S. defined benefit plan	—	—	85.9
Other comprehensive (loss) earnings, net of tax	(40.3)	(10.8)	110.3
Total comprehensive earnings, net of tax	395.0	214.6	630.8
Total comprehensive earnings attributable to noncontrolling Interests	6.6	2.9	—
Total comprehensive earnings attributable to Hasbro, Inc.	$388.4	211.7	630.8
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Millions of Dollars)

	2021	2020	2019
Cash flows from operating activities
Net earnings	$435.3	225.4	520.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	163.3	120.2	133.5
Loss on disposal of business	108.8	—	—
Impairment of intangibles and production assets	—	71.5	—
Loss on Discovery investment	74.1	—	—
Fair value adjustment on Discovery Option	(20.1)	(1.5)	(1.2)
Non-cash pension settlement	—	—	111.0
Amortization of intangible assets	116.8	144.7	47.3
Program cost amortization	628.6	387.1	85.6
Deferred income taxes	36.0	30.3	(15.0)
Stock-based compensation	97.8	49.7	28.0
Other non-cash items	(1.5)	9.0	(53.0)
Changes in operating assets and liabilities, net of acquired and disposed balances:
(Increase) decrease in accounts receivable	(159.5)	210.8	(211.5)
(Increase) decrease in inventories	(173.9)	62.8	(4.6)
(Increase) decrease in prepaid expenses and other current assets	(30.6)	(7.5)	18.1
Program spend, net	(697.3)	(438.9)	(33.9)
Increase in accounts payable and accrued liabilities	313.2	49.3	62.3
Change in net deemed repatriation tax	(18.4)	(18.4)	(14.6)
Other	(54.7)	81.8	(19.4)
Net cash provided by operating activities	817.9	976.3	653.1
Cash flows from investing activities
Additions to property, plant and equipment	(132.7)	(125.8)	(133.6)
Investments and acquisitions, net of cash acquired	—	(4,412.9)	(8.8)
Proceeds from sale of business, net of cash	378.5	—	—
Net gains on derivative contracts	—	—	80.0
Other	(3.8)	38.5	1.5
Net cash provided (utilized) by investing activities	242.0	(4,500.2)	(60.9)
Cash flows from financing activities
Net proceeds from borrowings	144.0	1,112.6	2,355.0
Repayments of borrowings	(1,220.1)	(275.5)	—
Net repayments of other short-term borrowings	(5.6)	(8.6)	(8.8)
Purchases of common stock	—	—	(61.4)
Stock-based compensation transactions	30.6	16.6	31.8
Dividends paid	(374.5)	(372.7)	(336.6)
Payments related to tax withholding for share-based compensation	(13.7)	(6.0)	(13.1)
Redemption of equity instruments	—	(47.4)	—
Deferred acquisition payments	—	—	(100.0)
Proceeds from issuance of common stock	—	—	975.2
Debt extinguishment costs	(9.1)	—	—
Debt acquisition costs	—	—	(26.7)
Other	(11.4)	(13.1)	(4.8)
Net cash (utilized) provided by financing activities	(1,459.8)	405.9	2,810.6
Effect of exchange rate changes on cash	(30.6)	(12.7)	(4.8)
(Decrease) increase in cash, cash equivalents and restricted cash	(430.5)	(3,130.7)	3,398.0
Cash, cash equivalents and restricted cash at beginning of year	1,449.7	4,580.4	1,182.4
Cash, cash equivalents and restricted cash at end of year	$1,019.2	1,449.7	4,580.4
Supplemental information
Interest paid	$171.9	182.9	82.2
Income taxes paid	$160.5	81.6	103.1
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders’ Equity	Redeemable Non-controlling Interests
Balance, December 30, 2018	$104.8	1,275.1	4,184.4	(294.5)	(3,515.2)	—	$1,754.6	$—
Net earnings		—	520.5	—	—	—	520.5	—
Equity issuance, net of fees	5.3	969.9	—	—	—	—	975.2	—
Other comprehensive earnings	—	—	—	110.3	—	—	110.3	—
Stock-based compensation transactions	—	3.0	—	—	15.7	—	18.7	—
Purchases of common stock	—	—	—	—	(61.4)	—	(61.4)	—
Stock-based compensation expense	—	27.8	—	—	0.2	—	28.0	—
Dividends declared	—	—	(350.2)	—	—	—	(350.2)	—
Balance, December 29, 2019	$110.1	2,275.8	4,354.7	(184.2)	(3,560.7)	—	$2,995.7	$—
Noncontrolling interests related to acquisition of eOne	—	—	—	—	—	43.3	43.3	26.2
Net earnings attributable to Hasbro, Inc.	—	—	222.5	—	—	—	222.5	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	2.5	2.5	0.4
Buyout of noncontrolling interest	—	0.6	—	—	—	—	0.6	—
Other comprehensive loss	—	—	—	(10.8)	—	—	(10.8)	—
Stock-based compensation transactions	—	1.9	—	—	8.7	—	10.6	—
Stock-based compensation expense	—	49.4	—	—	0.3	—	49.7	—
Dividends declared	—	—	(373.0)	—	—	—	(373.0)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	1.4	—	—	—	(5.8)	(4.4)	(2.2)
Balance, December 27, 2020	$110.1	2,329.1	4,204.2	(195.0)	(3,551.7)	40.0	$2,936.7	$24.4
Net earnings attributable to Hasbro, Inc.	—	—	428.7	—	—	—	428.7	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	3.3	3.3	3.3
Change in put option value	—	(1.3)	—	—	—	—	(1.3)	—
Other comprehensive loss	—	—	—	(40.3)	—	—	(40.3)	—
Stock-based compensation transactions	—	1.2	—	—	15.6	—	16.8	—
Stock-based compensation expense	—	96.4	—	—	1.4	—	97.8	—
Dividends declared	—	—	(375.1)	—	—	—	(375.1)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	2.6	—	—	—	(6.1)	(3.5)	(3.8)
Balance, December 26, 2021	$110.1	2,428.0	4,257.8	(235.3)	(3,534.7)	37.2	$3,063.1	$23.9
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
Fiscal Year
Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019 were all fifty-two week periods.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include all cash balances and highly liquid investments purchased with an initial maturity to the Company of three months or less. Under the Company's production financing facilities, certain of the Company's cash is restricted while the financing is outstanding. At December 26, 2021, $35.8 million of the Company's cash was restricted by such facilities. See Production Financing below and notes 9 and 11 for further details.
Marketable Securities
Included in marketable securities is common stock in a public company arising from a business relationship. This type of investment is also included in prepaid expenses and other current assets in the accompanying consolidated balance sheets; however, due to its nature and business purpose, the Company records unrealized gains and losses in accumulated other comprehensive loss in the consolidated balance sheets until it is sold or the decline in value is deemed to be other than temporary, at which point the gains or losses will be recognized in the consolidated statements of operations.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Inventories
Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At both December 26, 2021 and December 27, 2020, substantially all inventory is comprised of finished goods.
Equity Method Investment
For the Company’s equity method investments, only the Company’s investment in and amounts due to and from the equity method investment are included in the consolidated balance sheets and only the Company’s share of the equity method investment’s earnings (losses) is included in other expense (income), net in the consolidated statements of operations. Dividends, cash distributions, loans or other cash received from the equity method investment, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statements of cash flows.
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
During the fourth quarter of 2021, the Company reviewed its investment in the Network for impairment and concluded that the fair value of the Company's interest in the joint venture was less than its carrying value, and as such, recorded an impairment loss of $74.1 million, which is included in other expense (income), net in the consolidated statements of operations for the year ended December 26, 2021. This impairment was caused by the impact of accelerating changes in the cable distribution industry.
The Company and Discovery are also party to an option agreement with respect to the Network. The Company has recorded a liability for this option agreement at fair value which is included in other liabilities in the consolidated balance sheets. Unrealized gains and losses on this option are recognized in other expense (income), net in the consolidated statements of operations as they occur. In 2021, as a result of the impairment loss recognized on the investment in the Network, the Company adjusted the option's fair value resulting in a $20.1 million gain.
See notes 7 and 14 for additional information.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Noncontrolling Interests
The financial results and position of the noncontrolling interests acquired through the acquisition of eOne are included in their entirety in the Company’s consolidated statements of operations and consolidated balance sheets beginning with the first quarter of 2020. The value of the redeemable noncontrolling interests is presented in the consolidated balance sheets as temporary equity between liabilities and shareholders' equity. The value of the non-redeemable noncontrolling interests is presented in the consolidated balance sheets within total shareholders' equity. Earnings (losses) attributable to the redeemable noncontrolling interests and non-redeemable noncontrolling interests are presented as a separate line on the consolidated statements of operations which is necessary to identify those earnings (losses) specifically attributable to Hasbro. A breakout of the remaining redeemable noncontrolling interests and non-redeemable noncontrolling interests as of December 26, 2021 is listed below.

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
During the first quarter of 2021, the Company realigned its financial reporting structure creating the following three principal reporting segments: Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment. As a result of these changes, the Company reallocated its goodwill among the revised reporting units based on the change in relative fair values of the respective reporting units. (See note 6 for details on the allocation of goodwill across the Company's new reporting structure.)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

In the third quarter 2021, the Company sold eOne Music for net proceeds of $397.0 million. The Company acquired eOne Music through its acquisition of eOne in 2020. Based on the value of the net assets held by eOne Music, which included certain goodwill and intangible assets allocated to the eOne reportable segment and attributable to eOne Music, the Company recorded a pre-tax non-cash goodwill impairment charge of $108.8 million within Loss on Disposal of Business on the Consolidated Statements of Operations for the year ended December 26, 2021. (See note 6 for details on the eOne Music goodwill impairment.)
Prior to its 2021 annual impairment test, the Company had not performed a quantitative assessment of goodwill since 2013. Given the length of time since the last quantitative analysis, as well as the changes that have occurred within its goodwill balances since that time, the Company elected to perform a quantitative assessment of goodwill for each reporting unit in the fourth quarter of 2021. Based on the quantitative assessment with respect to each of its reporting units, the Company determined that the fair values of its reporting units exceeded their carrying values. As a result of this assessment, the Company concluded that there was no impairment to any of its reporting units. Accordingly, other than the Music goodwill impairment loss noted above, there was no goodwill impairment recorded for the year ended December 26, 2021.
During the fourth quarters of 2020 and 2019, the Company performed a qualitative goodwill assessment with respect to each of its reporting units, including an assessment of eOne. Our assessment included the consideration of COVID-19 and the impact to our business in 2020. We determined that it was not necessary to perform a quantitative assessment for the goodwill of the reporting units in any of the years.
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
During 2020, the Company determined that certain of its definite-lived intangible entertainment and production assets related to properties, from both the legacy Hasbro business as well as properties acquired through the eOne acquisition, were impaired. It was determined that the carrying values of these intangible assets exceeded their related future cash flows. As a result, charges of $20.0 million and $30.7 million were recorded in the first and fourth quarters, respectively, within acquisition and related costs in the Company's Consolidated Statement of Operations.
There were no other triggering events in 2021 or 2020 which would indicate the Company's intangible assets were impaired.
Financial Instruments
Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At December 26, 2021, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments at December 26, 2021 also include long-term borrowings (see note 11 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 14 and 18).
Production Financing
Production financing relates to financing facilities for certain of the Company's television and film productions. Beginning in the first quarter of 2020 with the acquisition of eOne, the Company funded certain of its television and film productions using production financing facilities. Production financing facilities are secured by the assets and future revenues of the individual production subsidiaries, typically have maturities of less than two years while the titles are in production, and are repaid once the production is delivered and all tax credits, broadcaster pre-sales and international sales have been received. In connection with the production of a television or film program, the Company records initial cash outflows within cash flows from operating activities due to its investment in the production and concurrently records cash inflows within cash flows from financing activities from the production financing it normally obtains. Under these facilities, certain of the Company's cash is restricted while the financing is

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

outstanding. At December 26, 2021, $35.8 million of the Company's cash was restricted by such facilities. For further details, see note 11.
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
The majority of the Company’s revenues are derived from sales of finished products to customers. Revenues from sales of finished products to customers accounted for 74%, 77% and 91% of the Company’s revenues for the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively. When determining whether control of the finished products has transferred to the customer, the Company considers any future performance obligations. Generally, the Company has no post-shipment obligation on sales of finished products to customers and revenues from product sales are recognized upon passing of title to the customer, which is generally at the time of shipment. Any shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within selling, distribution, and administration expenses. The Company offers various discounts, rebates, allowances, returns, and markdowns to its customers (collectively, “allowances”), all of which are considered when determining the transaction price. Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues. Other allowances can vary depending on future outcomes such as customer sales volume (“variable consideration”). The Company estimates the amount of variable consideration using the expected value method. In estimating the amount of variable consideration using the expected value method, the Company considers various factors including but not limited to: customer terms, historical experience, any expected deviations from historical experience, and existing or expected market conditions. The Company then records an estimate of variable consideration as a reduction to revenues at the time of sale. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. Historically, adjustments to estimated variable consideration have not been material.
The Company enters into contracts to license its intellectual property, which consists of its brands, in various channels including but not limited to: consumer products such as apparel or home goods, within formats such as on-line and digital games, within venues such as theme parks, or within formats such as television and film. The licensees pay the Company either a sales-based or usage-based royalty, or a combination of both, for use of the brands, in some cases subject to minimum guaranteed amounts or fixed fees. The license of the Company’s brands provide access to the intellectual property over the term of the license, generally without any other performance obligation of the Company other than keeping the intellectual property active, and is therefore considered a right-to-access license of symbolic intellectual property. The Company records sales-based or usage-based royalty revenues for right-to-access licenses at the occurrence of the licensees’ subsequent sale or usage. When the arrangement includes a minimum guarantee, the Company records the minimum guarantee on a ratable basis over the term of the license period and does not record the sales-based or usage-based royalty revenues until they exceed the minimum guarantee.
The Company also produces, sells and licenses television and film content for distribution to third parties in formats that include broadcast, digital streaming, transactional and theatrical. These are intellectual property licenses where the licensees pay either a fixed fee for the content license or a variable fee in the form of a sales based royalty. The content that the Company delivers to its licensees typically has stand-alone functionality, generally without any other performance obligation of the Company, and is therefore considered a right-to-use license of functional intellectual property. The Company records revenues for right-to-use licenses once the license period has commenced and the licensee has the ability to use the delivered content. In arrangements where the licensee pays the Company a fixed fee for multiple seasons or multiple series of programming, arrangement fees are recorded as revenues based upon their relative fair values. The Company also earns advertising revenues from certain content made available on free to consumer, streaming video on demand platforms where the Company earns a portion of the advertising revenues earned by the service provider. The performance obligation is met and revenue is recorded, when the user accesses the Company’s content through the streaming platform.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company develops digital games featuring its brands within the games, such as Magic: The Gathering Arena. The Company does not charge a fee to the end users for the download of the games or the ability to play the games. The end users make in-application purchases of virtual currencies with such purchased virtual currencies to be used in the games. The Company records revenues from in-application purchases based on either the usage patterns of the players or the player’s estimated life, depending on the nature of the game item purchased in exchange for virtual currency. For items recognized over the player's estimated life, the Company currently recognizes digital game's revenues within six months of purchase. The Company controls all aspects of the digital goods delivered to the consumer. In the case of Magic the Gathering: Arena, the Company hosts the game on its own platform and therefore is the principal and records the gross revenues within Net Revenues in our Consolidated Statements of Operations.
The Company also develops certain digital games available for online and offline play, such as Dungeons & Dragons: Dark Alliance, which are delivered to customers through digital downloads or as physical discs compatible for play through various gaming platforms. Initially these game purchases may come with future software updates to be delivered as needed, or additional downloadable content, delivered when made available by the Company. For these games, the Company allocates the revenue to the identified performance obligations. For the software license performance obligation, the Company recognizes revenue when control of the gaming license has been transferred to the customer, typically at the time of purchase. If applicable, revenue related to future downloadable content or software updates is recognized ratably over the estimated service period.
Costs of Sales
Cost of sales primarily consists of purchased materials, labor, tooling, manufacturing overheads and other inventory-related costs such as obsolescence.
Investment in Productions and Acquired Content Rights and Program Cost Amortization
The Company incurs costs in connection with the production of television programming and motion pictures. The majority of these costs are capitalized by the Company as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of such period related to the program. Ultimate revenue estimates are periodically reviewed and adjustments, if any, will result in changes to amortization rates and estimated accruals for residuals and participations. Ultimate revenue includes estimates over a period not to exceed ten years following the date of release of the production. Ultimate revenue used in amortization of acquired content rights is estimated over the life of the acquired rights but no longer than a period of ten years. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. Certain of these agreements require the Company to pay minimum guaranteed advances ("MGs") for participations and residuals. MGs are recognized in the consolidated balance sheets when a liability arises, usually on delivery of the television or film program to the Company. The current portion of MGs are recorded as Payables and Accrued Liabilities and the long-term portion are recorded as Other Liabilities.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Shipping and Handling
Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2021, 2020 and 2019, these costs were $264.1 million, $228.0 million and $218.7 million, respectively, and are included in selling, distribution and administration expenses.
Operating Leases
The Company leases certain property, vehicles and other equipment through operating leases. Operating lease right-of-use assets are recorded within Property, Plant and Equipment and the related liabilities recorded within Accrued Liabilities and Other Liabilities on the Company’s consolidated balance sheets. The Company has no material finance leases.
Operating lease assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent an obligation to make lease payments according to the terms of the lease. Operating lease assets and liabilities are recognized at the inception of the lease agreement based on the estimated present value of lease payments over the lease term, using our incremental borrowing rate based on information available on the lease commencement date. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases. Leases with an expected term of 12 months or less are not capitalized. Lease expense under such leases is recorded straight line over the life of the lease. For further details on the Company's operating leases, see note 17.
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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of December 26, 2021, the valuation allowance of $171.2 million was primarily related to net operating losses acquired as part of the eOne acquisition. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
The cost of providing benefits on behalf of eligible employees who retire after 1992 is borne by the employee. The Company also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of employment but prior to their retirement. The Company measures the costs of these obligations based on actuarial computations.
In February 2018, the Compensation Committee of the Company's Board of Directors approved a resolution to terminate the Company's U.S. defined benefit pension plan ("U.S. Pension Plan"). The Company commenced the U.S. Pension Plan termination process and received regulatory approval during 2018 and settled all remaining benefits in 2019 directly with vested participants electing a lump sum payout, and purchased a group annuity contract from Massachusetts Mutual Life Insurance Company to administer all future payments to remaining U.S. Pension Plan participants. Upon settlement of the pension liability, the Company recognized a non-operating settlement charge of $111.0 million in 2019 related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's consolidated statements of operations, adjusted for market conditions and settlement costs at benefit distribution.
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
Risk Management Contracts
Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory, product sales, television and film production costs and production financing as well as other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States, Canadian and Hong Kong dollars as well as Euros and British pound sterling. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
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
The Company records all derivatives, such as foreign currency exchange contracts, on the consolidated balance sheets at fair value. Changes in the derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of Accumulated Other Comprehensive Loss (“AOCE”) until the hedged transactions occur and are then recognized in the consolidated statements of operations. The Company’s foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCE until the forecasted transaction occurs, at which time it is reclassified to the consolidated statements of operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued and amounts deferred would be reclassified to the consolidated statements of operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included in the consolidated statements of operations. The Company uses derivatives to economically hedge intercompany loans denominated in foreign currencies. The Company does not use hedge accounting for these contracts as changes in the fair value of these contracts are substantially offset by changes in the fair value of the intercompany loans.
During the third quarter of 2019, the Company hedged a portion of its exposure to fluctuations in the British pound sterling in relation to the Entertainment One Ltd. ("eOne") acquisition purchase price and other transaction related costs using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualified as nontaxable integrated tax hedges. The Company recorded realized gains of $80.0 million on matured contracts to other (income) expense, net for the year ended December 29, 2019. These contracts matured on December 30, 2019 (the closing date of the transaction) and net gains or losses recognized on these contracts in 2020 were immaterial.
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
Net Earnings Per Common Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year as well as awards that have not been issued but all contingencies have been met. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 2.2 million, 2.8 million and 0.9 million for 2021, 2020, and 2019, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 26, 2021 is as follows:

	2021		2020		2019
(In millions, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$428.7	428.7	222.5	222.5	520.5	520.5
Average shares outstanding	138.0	138.0	137.3	137.3	127.9	127.9
Effect of dilutive securities:
Options and other share-based awards	—	0.4	—	0.3	—	0.6
Equivalent shares	138.0	138.4	137.3	137.6	127.9	128.5
Net earnings per share attributable to Hasbro, Inc.	$3.11	3.10	1.62	1.62	4.07	4.05

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(2)    Revenue Recognition
Contract Assets and Liabilities
In the ordinary course of business, the Company’s Consumer Products and Entertainment segments enter into contracts to license certain of the Company’s intellectual property, providing licensees right-to-use access for use in the production and sale of consumer products and digital game development, and for use within content for distribution over streaming platforms and for television and film. The Company also licenses owned television and film content for distribution to third parties in formats that include broadcast, digital streaming and theatrical. Through these arrangements, the Company may receive advanced royalty payments from licensees, either in advance of a licensees’ subsequent sales to customers or, prior to the completion of the Company’s performance obligation. In addition, the Company’s Wizards of the Coast and Digital Gaming segment may receive advanced payments from end users of its digital games at the time of the initial purchase or through in-application purchases. These digital gaming revenues are recognized over a period of time, determined based on player usage patterns or the estimated playing life of the user or when additional downloadable content is made available. The Company defers revenues on all licensee and digital gaming advanced payments until the respective performance obligations are satisfied. The Company records the aggregate deferred revenues as contract liabilities, with the current portion recorded within Accrued Liabilities and the long-term portion recorded as Other Non-current Liabilities in the Company’s consolidated balance sheets. The Company records contract assets in the case of (1) minimum guarantees being recognized in advance of contractual invoicing, which are recognized ratably over the terms of the respective license periods, and (2) film and television distribution revenues recorded for content delivered, where payment will occur over the license term. The current portion of contract assets is recorded in Prepaid Expenses and Other Current Assets, respectively, and the long-term portion is recorded within Other Long-Term Assets.
At December 26, 2021 and December 27, 2020, the Company had the following contract assets and liabilities in its consolidated balance sheets:

(In millions)	December 26, 2021	December 27, 2020
Assets
Contract assets - current	$286.9	284.4
Contract assets - long term	104.2	77.0
Total	$391.1	361.4
Liabilities
Contract liabilities - current	$114.1	161.0
Contract liabilities - long term	7.1	18.2
Total	$121.2	179.2
For the year ended December 26, 2021, the Company recognized $49.4 million of the contract assets and $123.2 million of contract liabilities that were included in the December 27, 2020 balances.
Unsatisfied Performance Obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of December 26, 2021, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $304.1 million. Of this amount, we expect to recognize approximately $238.1 million in 2022, $53.9 million in 2023, and $12.1 million in 2024. These amounts include only fixed consideration.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the consolidated balance sheets as of December 26, 2021 and December 27, 2020 are primarily from contracts with customers. In the year ended December 29, 2019, the Company recorded a charge for credit losses for accounts receivable of approximately $49.0 million related to Toys“R”Us. The Company had no other material expense for credit losses in the years ended December 26, 2021, December 27, 2020, or December 29, 2019.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Consumer Products, Entertainment, and Wizards of the Coast and Digital Gaming. The Company further disaggregates revenues within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; and within its Entertainment segment by category: Film & TV, Family Brands, and Music and Other. Finally, the Company disaggregates its revenues by brand portfolio into five brand categories: Franchise Brands, Partner Brands, Hasbro Gaming, Emerging Brands and TV/Film/Entertainment. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See note 21 for additional information on disaggregation of revenues.
In addition to the required disclosures below, see further discussion of the Company's revenue recognition policy in note 1.
(3) Business Combination
On December 30, 2019, the Company completed its acquisition of eOne, a global independent studio that specializes in the development, acquisition, production, distribution and sales of entertainment content. The aggregate purchase price of $4.6 billion was comprised of $3.8 billion of cash consideration for shares outstanding and $0.8 billion related to the redemption of eOne's outstanding senior secured notes and the payoff of eOne's revolving credit facility. The Company financed the acquisition with proceeds from the following debt and equity financings: (1) the issuance of senior unsecured notes in an aggregate principal amount of $2.4 billion in November 2019, (2) the issuance of 10.6 million shares of common stock at a public offering price of $95.00 per share in November 2019 (resulting in net proceeds of $975.2 million) and (3) $1.0 billion in term loans provided by a term loan agreement, which were borrowed on the date of closing. See note 11 for further discussion of the issuance of the senior unsecured notes and term loan agreement.
eOne's results of operations and financial position have been included in the Company's consolidated financial statements and accompanying footnotes since the date of the acquisition, which was the beginning of the Company's fiscal year 2020.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the intangible assets acquired as part of the eOne acquisition:

Intangible assets acquired	Weighted Average Amortization Period	Fair value (In millions)
Established brands	10 years	$615.0
Trade names	15 years	100.0
Artist relationships	14 years	100.0
Music catalogs	12 years	120.0
Other	8 years	121.0
Total intangible assets acquired	11 years	$1,056.0
Intangible assets consisted of intellectual property associated with established brands, eOne artist relationships, eOne music catalogs and trademarks and trade names with estimated useful lives ranging from 7 to 15 years, determined based on when the related cash flows are expected to be realized. The fair value of the intangible assets acquired was determined based on the estimated future cash flows to be generated from the acquired assets, considering assumptions related to contract renewal rates and estimated brand franchise revenue growth. eOne acquired intangible asset amortization expense was $85.0 million and $97.9 million for the years ended December 26, 2021 and December 27, 2020, respectively.
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
Goodwill of $3.2 billion represents the excess of the purchase price over the fair value of the underlying tangible and identifiable intangible assets acquired and liabilities assumed. The acquisition goodwill represents the value placed on the combined company’s brand building capabilities, storytelling capabilities and franchise economics in TV, film and other mediums to strengthen Hasbro brands. In addition, the acquisition goodwill depicts added benefits of long-term profitable growth through in-sourcing toy and game production for the acquired preschool brands and cost-synergies, as well as future revenue growth opportunities. The goodwill recorded as part of this acquisition was included within the Entertainment and Consumer Products segments for the year ended December 27, 2020. The goodwill associated with the acquisition will not be amortized for financial reporting purposes and will not be deductible for federal tax purposes. See note 6 for information on the Company's goodwill reallocation during the first quarter of 2021 and the goodwill impairment charge recorded in the second quarter of 2021 as a result of the sale of the eOne music business, which was completed during the third quarter of 2021.
In 2020, the Company incurred charges of $218.6 million related to the eOne acquisition, which were recorded in acquisition and related costs within the Company’s Consolidated Statement of Operations. Included within the Entertainment segment results for the year ended December 27, 2020 were $133.2 million of acquisition and related charges. The remaining charges were included in Corporate and Other.
The acquisition and related costs for the year ended December 27, 2020 consisted of the following:
•Acquisition and integration costs of $145.2 million, including expense associated with the acceleration of eOne stock-based compensation and advisor fees settled at the closing of the acquisition, as well as integration costs and impairment charges in the fourth quarter of 2020 for certain definite-lived intangible and other assets; and

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

•Restructuring and related costs of $73.4 million which includes severance and retention costs, as well as $40.9 million in impairment charges for certain definite-lived intangible and production assets. The impairment charges of $40.9 million were driven by the change in strategy for the combined company's entertainment assets.
Pursuant to Topic 805, unaudited supplemental pro forma results of operations for the year ended December 29, 2019, as if the acquisition of eOne had occurred on December 31, 2018, the first day of the Company’s 2019 fiscal year are presented below (in millions, except per share amounts):

Year Ended
(In millions, except per share data)	December 29, 2019
Revenues	$5,936.0
Net earnings	351.3
Net earnings attributable to Hasbro, Inc.	345.9

Net earnings per common share attributable to Hasbro, Inc.:
Diluted	$2.51
Basic	$2.51
These pro forma results do not represent financial results that would have been realized had the acquisition occurred on December 31, 2018.
The unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, as if the acquisition had occurred on December 31, 2018, including the following:
•elimination of transaction costs of $24.3 million for the year ended December 29, 2019, incurred by Hasbro and eOne related to the eOne Acquisition, included in Selling, Distribution and Administration;
•additional amortization expense of $38.8 million for the year ended December 29, 2019, that would have been recognized as a result of the allocation of purchase consideration to definite-lived intangible assets subject to amortization;
•estimated differences in interest expense of $75.4 million for the year ended December 29, 2019, as a result of incurring new debt and extinguishing historical eOne debt;
•total adjustments to Other (Income) Expense of $74.8 million for the year ended December 29, 2019, consisting of:
◦elimination of a gain of $94.6 million for the year ended December 29, 2019, related to the mark to market of foreign exchange forward and option contracts, which the Company entered into in order to hedge a portion of the British pound sterling purchase price for the eOne Acquisition; and
◦elimination of a charge of $19.8 million for the year ended December 29, 2019, related to premiums paid by eOne in connection with the 2019 early redemption and refinancing of its senior secured notes and the related write-off of unamortized deferred finance charges associated with the senior secured notes;
•the income tax effect of the pro forma adjustments resulted in income tax benefits of $12.3 million for the year ended December 29, 2019, calculated using a blended statutory income tax rate of 22.5% for the eOne adjustments, and a blended statutory tax rate of 21% for the Hasbro adjustments.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(4)    Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for each of the three fiscal years ended December 26, 2021.

(In millions)	2021	2020	2019
Other comprehensive earnings (loss), tax effect:
Tax (expense) on unrealized holding (losses) gains	$—	$(0.2)	(0.2)
Tax (expense) benefit on cash flow hedging activities	(1.0)	(3.4)	0.2
Tax benefit on foreign currency translation amounts	(7.2)	2.1	—
Tax (expense) benefit on changes in unrecognized pension amounts	(1.5)	2.6	(3.5)
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(0.5)	4.3	2.3
Tax benefit on amortization of unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	(0.6)	(0.8)	(2.0)
Tax benefit on settlement of U.S. defined benefit plan	—	—	(24.9)
Total tax effect on other comprehensive earnings (loss)	$(10.8)	4.6	(28.1)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax for each of the three fiscal years ended December 26, 2021 are as follows:

(In millions)	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2021
Balance at December 27, 2020	$(40.7)	(22.1)	0.3	(132.5)	(195.0)
Current period other comprehensive earnings (loss)	3.4	13.5	(0.1)	(61.9)	(45.1)
Reclassifications from AOCE to earnings	2.2	2.6	—	—	4.8
Balance at December 26, 2021	$(35.1)	(6.0)	0.2	(194.4)	(235.3)
2020
Balance at December 29, 2019	$(36.1)	(5.2)	(0.3)	(142.6)	(184.2)
Current period other comprehensive earnings (loss)	(6.6)	2.4	0.5	10.1	6.4
Reclassifications from AOCE to earnings	2.0	(19.3)	—	—	(17.2)
Balance at December 27, 2020	$(40.7)	(22.1)	0.3	(132.5)	(195.0)
2019
Balance at December 30, 2018	$(143.1)	1.5	(0.9)	(152.2)	(294.7)
Current period other comprehensive earnings (loss)	14.8	11.7	0.6	9.6	36.7
Reclassifications from AOCE to earnings	92.2	(18.4)	—	—	73.8
Balance at December 29, 2019	$(36.1)	(5.2)	(0.3)	(142.6)	(184.2)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Gains (Losses) on Derivative Instruments
At December 26, 2021, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $9.6 million in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2021 or forecasted to be purchased in 2022, intercompany expenses expected to be paid or received during 2022, television and movie production costs paid in 2021 or expected to be paid in 2022 or 2023, and cash receipts for sales made at the end of the fourth quarter of 2021 or forecasted to be made in 2022. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory or recognition of the related sales expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes, that were repaid in full in the aggregate principal amount of $300.0 million during the first quarter of 2021 (See note 11), and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At December 26, 2021, deferred losses, net of tax, of $15.6 million related to these instruments remained in AOCE. For the year ended December 26, 2021, losses, net of tax of $1.0 million related to these hedging instruments were reclassified from AOCE to net earnings. For each of the years ended December 27, 2020 and December 29, 2019, losses, net of tax of $1.4 million, related to these hedging instruments were reclassified from AOCE to net earnings.
Of the net deferred gains included in AOCE at December 26, 2021, the Company expects net gains of approximately $8.0 million to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See notes 16 and 18 for additional discussion on reclassifications from AOCE to earnings.
(5)    Property, Plant and Equipment

(In millions)	2021	2020
Land and improvements	$3.2	3.4
Buildings and improvements	220.3	219.6
Machinery, equipment and software	604.7	559.2
	828.2	782.2
Less accumulated depreciation	630.0	553.0
	198.2	229.2
Tools, dies and molds, net of accumulated depreciation	63.6	68.0
	261.8	297.2
Right of use assets	256.4	255.1
Less accumulated depreciation	97.1	63.3
Total property, plant and equipment, net	$421.1	489.0
Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred. In 2021, 2020 and 2019 the Company recorded $163.3 million, $120.2 million and $133.5 million, respectively, of depreciation expense.
See note 17 for additional discussion on right of use assets.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(6)    Goodwill and Intangible Assets
Goodwill
During the first quarter of 2021, the Company realigned its financial reporting structure creating the following three principal reporting segments: Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment. In our realignment, some, but not all, of our reporting units were changed. As a result of these changes, the Company reallocated its goodwill among the revised reporting units based on the changes in relative fair values of the respective reporting units. Changes in the carrying amount of goodwill, by operating segment, for the years ended December 26, 2021 and December 27, 2020 are as follows:

(In millions)	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2021
Balance at December 27, 2020	$1,385.7	53.1	2,252.9	3,691.7
Goodwill allocation	199.4	254.2	(453.6)	—
Goodwill associated with disposal of business	—	—	(162.2)	(162.2)
Impairment during the period	—	—	(108.8)	(108.8)
Foreign exchange translation	(0.2)	—	(0.9)	(1.1)
Balance at December 26, 2021	$1,584.9	307.3	1,527.4	3,419.6
2020
Balance at December 29, 2019	$430.1	52.7	11.8	494.6
Acquired during the period	0.4	—	3,195.4	3,195.8
Allocation of eOne acquired Goodwill	954.0	—	(954.0)	—
Foreign exchange translation	1.2	0.4	(0.3)	1.3
Balance at December 27, 2020	$1,385.7	53.1	2,252.9	3,691.7
The $3.2 billion of goodwill acquired during 2020 is attributable to the eOne acquisition and represents the value placed on the combined company’s brand building capabilities, our storytelling capabilities and franchise economics in TV, film and other mediums to strengthen Hasbro brands. In addition, the acquisition goodwill depicts added benefits of long-term profitable growth through in-sourcing toy and game production for the acquired preschool brands and cost-synergies, which are expected to impact all of the Company’s reporting segments. For this reason, a portion of the goodwill associated with the eOne acquisition was allocated to certain legacy reportable segments based on a calculated synergy value comprised of toy and game insourcing, labor cost-savings and certain other expected benefits. See note 3 for more information about the acquisition of eOne.
A portion of the Company’s goodwill and other intangible assets reside in the Corporate segment of the business. For purposes of the goodwill impairment testing, these assets are allocated to the reporting units within the Company’s operating segments.
The Company performs an annual impairment assessment on goodwill. This annual impairment assessment is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. Although COVID-19 has had and will continue to have an impact to our business and the economies in which we operate, the impact of COVID-19 did not constitute a triggering event for purposes of goodwill testing in 2020 or 2021.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

During the second quarter of 2021, the Company entered into a definitive agreement to sell the Entertainment One Music business ("eOne Music") for an aggregate sales price of $385.0 million, subject to certain closing adjustments related to working capital and net debt. Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the eOne acquisition, the Company recorded a pre-tax non-cash goodwill impairment charge of $108.8 million, during 2021, within Loss on Disposal of Business in the Consolidated Statements of Operations, and within the Entertainment segment. On June 29, 2021, during the Company's fiscal third quarter, the eOne Music sale was completed and associated goodwill and intangible assets were removed from the consolidated financial statements. There were no underlying business conditions that provided an indication of the existence of impairment.
During the fourth quarter of 2021 the Company performed a quantitative goodwill assessment with respect to each of its reporting units and determined that the fair values of the Company’s reporting units exceeded their carrying values. As a result of this assessment, the Company concluded that, other than the Music goodwill impairment loss noted above, there was no other impairment to any of its reporting units. Accordingly, no goodwill impairment was recorded as a result of the quantitative test for the year ended December 26, 2021.
During the fourth quarter of 2020 the Company performed a qualitative goodwill assessment with respect to its reporting units, including eOne, and determined that it was not necessary to perform a quantitative assessment for the goodwill of the Company's reporting units.
During the fourth quarter of 2019, the Company took a number of actions to react to a rapidly changing mobile gaming industry that resulted in a modification to the Company’s long-term plan for its Backflip business. These modifications included organizational actions and related personnel changes, the extension of launch dates for games currently in or planned for development and the addition of partners for the development of future games releases. The modifications resulted in changes to the long-term projections for the Backflip business. The goodwill impairment analysis involved comparing the Backflip carrying value to its estimated fair value, which was calculated based on the Income Approach. Discounted cash flows serve as the primary basis for the Income Approach. The Company utilized forecasted cash flows for the Backflip reporting unit that included assumptions including but not limited to: expected revenues to be realized based on planned future mobile game releases, expected EBITDA margins derived in part based on expected future royalty costs, advertising and marketing costs, development costs, overhead costs, and expected future tax rates. The cash flows beyond the forecast period were estimated using a terminal value growth rate of 3%. To calculate the fair value of the future cash flows under the Income Approach, a discount rate of 19% was utilized, representing the reporting unit’s estimated weighted-average cost of capital. Based on the results of the impairment test, the Company determined that the carrying value of the Backflip reporting unit exceeded its estimated fair value. Based on this assessment, the Company recorded an impairment charge of $86.3 million in the fourth quarter of 2019, in the Company’s Wizards of the Coast & Digital Gaming segment, which was the full amount of remaining goodwill associated with the Backflip reporting unit.
Based on its qualitative assessment of goodwill for all reporting units with the exception of Backflip in 2019, the Company concluded there was no other impairment of goodwill during 2019.
Other Intangible Assets, Net
The following table represents a summary of the Company’s other intangible assets, net at December 26, 2021 and December 27, 2020:

(In millions)	2021	2020
Acquired product rights	$2,101.7	2,374.7
Licensed rights of entertainment properties	45.0	45.0
Accumulated amortization	(1,050.4)	(964.6)
Amortizable intangible assets	1,096.3	1,455.1
Product rights with indefinite lives	75.7	75.7
Total other intangibles assets, net	$1,172.0	1,530.8
Certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and are included as product rights with indefinite lives in the table above. The Company tests these assets for impairment on an annual basis in the fourth quarter of each year or when an event occurs or circumstances change that indicate that the

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

carrying value may not be recoverable. The Company completed its annual impairment tests of indefinite-lived intangible assets in the fourth quarter of 2021, 2020, and 2019 concluding that there was no impairment of these assets. The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in other intangible assets, net in the accompanying consolidated balance sheets.
Intangible assets are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.
During 2020, the Company determined that certain of its definite-lived intangible entertainment and production assets related to properties, from both the legacy Hasbro business as well as properties acquired through the eOne acquisition, were impaired. It was determined that the carrying values of these intangible assets exceeded their related future cash flows. As a result, charges of $20.0 million and $30.7 million were recorded in the first and fourth quarters, respectively, within acquisition and related costs in the Company's Consolidated Statement of Operations.
There were no other triggering events in 2021 or 2020 which would indicate the Company's intangible assets were impaired.
In the fourth quarter of 2019, the Company reviewed intangible assets recorded in connection with licensed property rights and owned technology. Due to a decline in revenue and revised projections for future revenue, it was determined that the intangible asset carrying values exceeded expected future cash flows, indicating that the intangible assets were impaired. The Company calculated the fair value of the intangible assets based on a discounted cash flow, which resulted in a charge of $31.3 million recorded within administrative expense and in the Company’s Corporate and Eliminations segment.
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

(In millions)
2022	$107.9
2023	99.6
2024	97.9
2025	97.9
2026	97.9

(7)    Equity Method Investment
The Company owns an interest in a joint venture, Discovery Family Channel (the “Network”), with Discovery. The Company has determined that it does not meet the control requirements to consolidate the Network and accounts for the investment using the equity method of accounting. The Network was established to create a cable television network in the United States dedicated to high-quality children’s and family entertainment. In October 2009, the Company purchased an initial 50% share in the Network for a payment of $300.0 million and certain future tax payments based on the value of certain tax benefits expected to be received by the Company. On September 23, 2014, the Company and Discovery amended their relationship with respect to the Network and Discovery increased its equity interest in the Network to 60% while the Company retained a 40% equity interest in the Network.
As of December 26, 2021 and December 27, 2020, the Company’s investment in the Network totaled $161.2 million and $216.6 million, respectively. During the fourth quarter of 2021, the Company reviewed its investment with Discovery for impairment and concluded that the fair value of the Company's interest in the joint venture was less than its carrying value, and as such, recorded an impairment loss of $74.1 million, which is included in other (income) expense, net in the consolidated statements of operations for the year ended December 26, 2021. The Company utilized the discounted cash flow method under the income approach to estimate the fair value of the

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Network, which requires assumptions and estimates that include: future annual cash flows, income tax rates, discount rates, estimated growth rates, and other market factors. Recent accelerating changes in the cable distribution industry, including technological changes and expanding options for digital content offerings, has resulted in the fragmentation of viewership, declines in subscribers to the traditional cable bundle, and pricing pressure. These factors led to the lower valuation of the Network as compared to its carrying value.
The Company’s share in the earnings of the Network for the years ended December 26, 2021, December 27, 2020 and December 29, 2019 totaled $20.8 million, $21.8 million and $23.6 million, respectively, and is included as a component of other expense (income), net in the consolidated statements of operations. The Company also enters into certain other transactions with the Network. During 2021, 2020 and 2019, these transactions were not material.
In connection with the amendment, the Company and Discovery entered into an option agreement to acquire the Company’s remaining 40% ownership in the Network, exercisable during the one-year period following December 31, 2021. The exercise price of the option agreement is based upon 80% of the then fair market value of the Network, subject to a fair market value floor. At December 26, 2021 and December 27, 2020, the fair market value of this option was $1.7 million and $20.6 million, respectively, and was included as a component of other liabilities. The change in the option's value was driven by the impairment loss recorded on the Company's investment in the Network. During 2021, 2020 and 2019, the Company recorded gains of $20.1 million, $1.5 million and $1.3 million in other (income) expense, net relating to the change in fair value of this option.
The Company also has a related liability due to Discovery under the existing tax sharing agreement. The balance of the associated liability, including imputed interest, was $18.3 million and $19.9 million at December 26, 2021 and December 27, 2020, respectively, and is included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recognized a loss of $2.1 million in the fourth quarter of 2021 related to an increase of this liability. This was caused by a change in the Company's 2020 tax rate that resulted in future payments owed to the Network. During 2021, 2020 and 2019, the Company made payments under the tax sharing agreement to Discovery of $5.3 million, $4.7 million and $4.8 million, respectively. See note 20 for more information on estimated future payments in relation to the Company's Discovery tax sharing agreement.
The Company has a license agreement with the Network that requires the payment of royalties by the Company to the Network based on a percentage of revenue derived from products related to television shows broadcast by the joint venture. The license includes a minimum royalty guarantee of $125.0 million, which was paid in five annual installments of $25.0 million per year, commencing in 2009, which can be earned out over approximately a 12-year period. As of December 26, 2021 the Company did not have a prepaid royalty balance related to this agreement as the licensing agreement ended in 2021. As of December 27, 2020 the Company's prepaid royalties related to this agreement were $15.1 million, all of which were included in prepaid expenses and other current assets. Beginning in 2021, the Company and the Network agreed that Hasbro would no longer provide the Network with new content. Previous to this amendment, the parties were subject to an agreement under which the Company would provide the Network with an exclusive first look in the U.S. to license certain types of programming developed by the Company based on its intellectual property. In the event the Network licenses the programming from the Company to air, it is required to pay the Company a license fee.
(8) Investments in Productions and Investments in Acquired Content Rights
Investments in productions and investments in acquired content rights are predominantly monetized on a title-by-title basis and are recorded within other assets in the Company's consolidated balance sheets, to the extent they are considered recoverable against future revenues. These amounts are being amortized to program cost amortization using a model that reflects the consumption of the asset as it is released through various channels including broadcast licenses, theatrical release and home entertainment. Amounts capitalized are reviewed periodically on an individual film basis and any portion of the unamortized amount that appears not to be recoverable from future net revenues is expensed as part of program cost amortization during the period the loss becomes evident.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Programming costs are included in other assets and consist of the following at December 26, 2021 and December 27, 2020:

(In millions)	2021	2020
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization	$481.7	$428.0
Completed and not released	18.5	17.3
In production	151.6	185.5
Pre-production	84.0	67.6
	735.8	698.4
Film/TV Group Monetization (1)
Released, net of amortization	32.2	—
In production	13.0	—
	45.2	—
Investment in Other programming:
Released, net of amortization	5.3	13.7
Completed and not released	0.4	2.1
In production	12.6	5.4
Pre-production	1.7	7.6
	20.0	28.8

Total Program Investments	$801.0	$727.2

(1) Due to a monetization strategy change, during 2021 the Company began monetizing certain content assets as a film/TV group.

The Company recorded $628.6 million of program cost amortization related to released programming during 2021, consisting of the following:

(In millions)	Investment in Production	Investment in Content	Other	Total
Program cost amortization	$541.8	$78.3	$8.5	$628.6

Based on management’s total revenue estimates at December 26, 2021, the Company's expected future amortization expenses for capitalized programming costs over the next five years are as follows:

(In millions)	2022	2023	2024	2025	2026
Completed and not released	$19.6	0.4	0.4	0.3	0.3
Released	102.2	71.0	65.0	72.5	60.1
In production	46.6	49.2	8.7	7.9	7.1
Pre-production	6.0	8.0	10.0	—	—
Total	$174.4	128.6	84.1	80.7	67.5
In the normal course of its business, the Company also enters into contracts related to obtaining right of first refusal ("first look deals") to purchase, distribute, or license certain entertainment projects or content. See note 20 for more information on the Company's expected future payments for first look deals.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(9)    Financing Arrangements
At December 26, 2021, Hasbro had available an unsecured revolving credit agreement (see Amended Revolving Credit Agreement below) in the amount of $1.5 billion and unsecured uncommitted lines of credit from various banks approximating $139.8 million. Substantially all of the short term borrowings outstanding at the end of 2021 and 2020 represent borrowings made under, or supported by, these lines of credit. Borrowings under the lines of credit as of December 26, 2021 and December 27, 2020 were made in the form of production demand loans at various interest rates. The weighted average interest rates of the outstanding borrowings under the uncommitted lines of credit as of December 26, 2021 and December 27, 2020 were 3.9% and 3.8%, respectively. The Company had no borrowings outstanding under its committed line of credit at December 26, 2021 and December 27, 2020. During 2021 and 2020, Hasbro’s working capital needs were fulfilled by cash available and cash generated from operations.
During the second half of 2019, in preparation for the Company's acquisition of eOne, the Company completed the following debt and equity financings: (i) the issuance of senior unsecured Notes in an aggregate principal amount of $2.4 billion, (ii) the issuance of 10.6 million shares of common stock at a public offering price of $95.00 per share and (iii) $1.0 billion in term loans provided by a Term Loan Agreement (the “Term Loan Agreement”) entered into with Bank of America, N.A., as administrative agent, and certain financial institutions, as lenders, pursuant to which such lenders committed to provide, contingent on completion of the eOne acquisition and certain other customary conditions to funding, facilities consisting of a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million and a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million. On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. As of December 26, 2021, the Company has repaid the full aggregate principal amount of $400.0 million on the three-year term loan facility and $180.0 million of the aggregate principal amount on the five-year term loan facility. See note 11 for further discussion on the Term Loan Agreement and note 3 for further discussion on the eOne acquisition.
The Company has a second amended and restated revolving credit agreement with Bank of America, as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.5 billion. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of and for the year ended December 26, 2021. The Company had no borrowings outstanding under its committed revolving credit facility as of December 26, 2021.
The Company pays a commitment fee (0.100% as of December 26, 2021) based on the unused portion of the revolving credit facility and interest equal to a Base Rate or Eurocurrency Rate plus a spread on borrowings under the facility. The Base Rate is determined based on either the Federal Funds Rate plus a spread, or Prime Rate plus a spread. The commitment fee and the amount of the spread to the Base Rate or Eurocurrency Rate both vary based on the Company’s long-term debt ratings and the Company’s leverage. At December 26, 2021, the interest rate under the revolving credit facility was equal to Eurocurrency Rate plus 1.125%.
The Company also has an agreement with a group of banks providing a commercial paper program (the “Program”). Under the Program, at the Company’s request and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. Subject to market conditions, the notes will be sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. At December 26, 2021 and December 27, 2020, the Company did not have any notes outstanding under the Program.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

During November 2021, the Company secured a senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) which provides the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provides the Company the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Revolving Production Financing Agreement extends through November 22, 2024. The Company will use the RPCF to fund certain of the Company’s original film and TV production costs. Borrowings under the RPCF will be non-recourse to the Company's assets.
(10)    Accrued Liabilities
Components of accrued liabilities for the fiscal years ended on December 26, 2021 and December 27, 2020 are as follows:

(In millions)	2021	2020
Participations and residuals	$299.1	$327.3
Royalties	253.0	229.2
Deferred revenue	114.1	161.0
Payroll and management incentives	183.6	132.4
Freight	107.5	32.3
Dividends	94.0	93.4
Other Taxes	95.0	81.9
Accrued expenses IIC & IIP	74.9	29.7
Advertising	60.4	58.6
Severance	32.0	49.7
Accrued income taxes	30.9	29.7
Other	330.3	313.4
Total accrued liabilities	$1,674.8	1,538.6

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(11)    Long-Term Debt
Components of long-term debt for the fiscal years ended on December 26, 2021 and December 27, 2020 are as follows:

(In millions)	2021		2020
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	991.7	$900.0	1,011.1
3.55% Notes Due 2026	675.0	725.6	675.0	752.7
3.00% Notes Due 2024	500.0	521.2	500.0	540.6
6.35% Notes Due 2040	500.0	692.8	500.0	636.5
3.50% Notes Due 2027	500.0	539.2	500.0	544.5
2.60% Notes Due 2022 (1)	—	—	300.0	311.5
5.10% Notes Due 2044	300.0	374.5	300.0	338.1
3.15% Notes Due 2021 (2)	—	—	300.0	302.3
6.60% Debentures Due 2028	109.9	136.7	109.9	137.4
Variable % Notes Due December 30, 2022 (3)	—	—	300.0	300.0
Variable % Notes Due December 30, 2024 (4)	397.5	397.5	577.5	577.5
Production Financing Facilities	170.1	170.1	165.5	165.5
Total long-term debt	$4,052.5	4,549.3	$5,127.9	5,617.7
Less: Deferred debt expenses	28.2	—	35.3	—
Less: Current portion	200.1	—	432.6	—
Long-term debt	$3,824.2	4,549.3	$4,660.0	5,617.7
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
(4) During the third quarter of 2021, the Company repaid $50.0 million, and during the fourth quarter of 2021, the Company repaid $100.0 million of the Variable % Notes Due December 30, 2024.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Notes). In addition, on and after October 19, 2024 for the 2024 Notes, September 19, 2026 for the 2026 Notes and August 19, 2029 for the 2029 Notes, such series of Notes will be redeemable, in whole at any time or in part from time to time, at the Company's option at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest.
In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). The full amount of the Term Loan Facilities were drawn down on December 30, 2019, the closing date of the eOne acquisition. During 2020, the Company made $122.5 million in payments towards the $1.0 billion term loan notes consisting of $100.0 million on the principal of the Three-Year Tranche loans in addition to the required quarterly principal amortization payments totaling $22.5 million on the Five-Year Tranche loans. During 2021, the Company paid $480.0 million toward the $1.0 billion term loan notes consisting of the remaining $300.0 million of the principal balance of the Three-Year Tranche loans as well as $150.0 million principal balance and principal amortization payments totaling $30.0 million on the Five-Year Tranche loans.
Loans under the Five-Year Tranche bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, plus a per annum applicable rate that fluctuates between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued by the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. As of December 26, 2021, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.
The Company may redeem its 5.10% notes due in 2044 (the "2044 Notes") at its option, at the greater of the principal amount of the notes or the present value of the remaining scheduled payments, discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.
Current portion of long-term debt at December 26, 2021 of $200.1 million, as shown on the consolidated balance sheet, represents the current portion of required quarterly principal amortization payments for the 5-Year Tranche of the Term Loan Facilities and other production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2023 with the exception of certain of the Company’s production financing facilities and annual principal payments related to the Term Loan Facilities.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company's long-term borrowings have the following future contractual maturities:

Future long-term borrowings contractual payments	(In millions)
2022*	$52.5
2023**	60.0
2024	785.0
2025	—
2026	675.0
2027 and thereafter	2,309.9
3,882.4
Production financing facilities	170.1
$4,052.5
*Represents the Company's current portion of required quarterly principal amortization payments for term loan facilities.
** Represents the Company's required quarterly principal amortization payments for term loan facilities in 2023.
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
Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received. The production financing facilities as of December 26, 2021 are as follows:

(In millions)	2021	2020
Production financing held by production subsidiaries	$170.1	$165.5
Other loans (1)	—	5.4
Total	$170.1	$170.9

Production financing included in the consolidated balance sheet as:
Non-current	$—	$62.9
Current	170.1	102.6
Total	$170.1	$165.5
(1)Other loans of $5.4 million, consist of production related demand loans, and are recorded within Short-term Borrowings in the Company's consolidated balance sheets.
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of December 26, 2021 was 3.9%.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company has Canadian dollar and U.S. dollar production credit facilities with various banks. The carrying amounts are denominated in the following currencies:

(In millions)	Canadian Facilities	U.S. Facilities	Total
As of December 26, 2021	$35.8	134.3	170.1
The following table represents the movements in production financing and other related loans during 2021:

(In millions)	Production Financing	Other Loans	Total
December 27, 2020	$165.5	$5.4	$170.9
Drawdowns	$144.0	$15.3	$159.3
Repayments	$(140.1)	$(20.9)	$(161.0)
Foreign exchange differences	$0.7	$0.2	$0.9
Balance at December 26, 2021	$170.1	$—	$170.1
The Company expects to repay all of its outstanding production financing loans in 2022.
(12)    Income Taxes
The components of earnings before income taxes, determined by tax jurisdiction, are as follows:

(In millions)	2021	2020	2019
United States	$236.8	191.5	250.5
International	345.1	130.6	343.8
Total earnings before income taxes	$581.9	322.1	594.3
Income taxes attributable to earnings before income taxes are:

(In millions)	2021	2020	2019
Current
United States	$59.5	22.3	41.4
State and local	15.4	6.2	5.6
International	42.9	37.9	41.8
	117.8	66.4	88.8
Deferred
United States	7.1	27.2	(20.1)
State and local	(0.3)	(10.8)	(1.5)
International	22.0	13.9	6.6
	28.8	30.3	(15.0)
Total income taxes	$146.6	96.7	73.8

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2021	2020	2019
Statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net	1.5	2.2	0.5
Tax on international earnings	(1.1)	(3.5)	(2.7)
Domestic tax on foreign earnings	(1.7)	(2.7)	(1.9)
Change in unrecognized tax benefits	(3.4)	4.1	0.6
Change in valuation allowance	(1.6)	4.5	—
Share-based compensation	(0.6)	(0.4)	(0.8)
Research and development tax credits	(1.1)	(1.6)	(0.7)
Deferred tax rate change	6.5	3.6	—
Gains on integrated hedging instruments	—	—	(4.0)
Officers' compensation	1.9	1.4	—
Loss on disposition of business	3.9	—	—
Other, net	(0.1)	1.4	0.4
	25.2%	30.0%	12.4%
Certain reclassifications have been made to prior year presentation to conform to current year presentation.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the consolidated statements of operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 26, 2021 and December 27, 2020 are:

(In millions)	2021	2020
Deferred tax assets:
Accounts receivable	$30.8	32.7
Inventories	14.1	14.0
Loss and credit carryforwards	175.7	221.6
Operating leases	17.8	23.1
Operating expenses	23.5	32.9
Pension	16.3	16.6
Other compensation	37.3	33.7
Postretirement benefits	8.5	7.9
Interest rate hedge	4.7	5.0
Tax sharing agreement	1.5	2.2
Deferred revenue	4.0	8.3
Other	13.5	12.0
Gross deferred tax assets	347.7	410.0
Deferred tax liabilities:
Depreciation and amortization of long-lived assets	144.5	181.2
Equity method investment	6.7	21.3
Operating leases	15.1	20.1
Foreign exchange	13.7	7.3
Prepaid expenses	3.5	3.6
Other	8.8	19.5
Gross deferred tax liabilities	192.3	253.0
Valuation allowance	(171.2)	(174.2)
Net deferred income taxes	$(15.8)	(17.2)
Certain reclassifications have been made to prior year presentation to conform to current year presentation.
The most significant amount of the loss and credit carryforwards relate to tax attributes of the acquired eOne entities that historically operated at losses in certain jurisdictions. At December 26, 2021, the Company has loss and credit carryforwards of $175.7 million, which is a decrease of $45.9 million from $221.6 million at December 27, 2020. Loss and credit carryforwards as of December 26, 2021 relate primarily to the U.S. and Canada. The Canadian loss carryforwards expire at various dates from 2031 to 2041. Some U.S. federal and state loss and credit carryforwards expire at various dates throughout 2022 while others have an indefinite carryforward period.
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
The Company has a valuation allowance for certain net deferred tax assets at December 26, 2021 of $171.2 million, which is a decrease of $3.0 million from $174.2 million at December 27, 2020. The valuation allowance pertains to certain U.S. state and international loss and credit carryforwards, some of which have no expiration and

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

others that expire beginning in 2022, and other net deferred tax assets. The decrease in the valuation allowance is primarily due to the realization of certain net operating losses resulting from tax planning during the year.
At December 26, 2021 and December 27, 2020, the Company’s net deferred income taxes are recorded in the consolidated balance sheets as follows:

(In millions)	2021	2020
Other assets	132.1	137.6
Other liabilities	(147.9)	(154.8)
Net deferred income taxes	$(15.8)	(17.2)
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. However, the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017 gave the Company more flexibility to manage cash globally. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. However, we intend to repatriate substantially all of our accumulated foreign earnings when appropriate. As of 2021, we have recorded $3.4 million of a foreign withholding and U.S. state income tax liability. The Company has not finalized the timing of any actual cash distributions or the specific amounts and therefore we could still be subject to some additional foreign withholding taxes and U.S. state taxes. We will record these additional tax effects, if any, in the period that we complete our analysis and are able to make a reasonable estimate.
A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019 is as follows:

(In millions)	2021	2020	2019
Balance at beginning of year	$67.8	36.7	46.1
Gross increases in prior period tax positions	0.6	12.7	2.0
Gross increase from acquisition	—	13.7	—
Gross decreases in prior period tax positions	(12.0)	—	—
Gross increases in current period tax positions	4.6	11.7	4.2
Decreases related to settlements with tax authorities	(2.7)	—	(12.0)
Decreases from the expiration of statute of limitations	(7.7)	(7.0)	(3.6)
Balance at end of year	$50.6	67.8	36.7
Unrecognized tax benefits as of December 26, 2021, December 27, 2020 and December 29, 2019, were $50.6 million, $67.8 million, and $36.7 million, respectively, and are recorded within other liabilities, prepaid expenses and other current assets, and other assets in the Company's consolidated balance sheets. If recognized, these tax benefits would have affected our income tax provision for fiscal years 2021, 2020, and 2019, by approximately $46.0 million, $57.0 million, and $36.0 million, respectively.
During 2021, 2020, and 2019, the Company recognized $2.6 million, $3.7 million, and $1.8 million, respectively, of potential interest and penalties, which are included as a component of income taxes in the accompanying consolidated statements of operations. At December 26, 2021, December 27, 2020, and December 29, 2019, the Company had accrued potential interest and penalties of $7.3 million, $11.6 million, and $5.5 million, respectively.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company believes it is reasonably possible that a decrease of approximately $0.0 million - $5.0 million in gross unrecognized tax benefits may be necessary within the coming year as a result of expected tax return settlements and lapse of statute of limitations.
In May 2019, a public referendum held in Switzerland approved the Swiss Federal Act on Tax Reform and AHV Financing (TRAF) proposals previously approved by the Swiss Parliament. The Swiss tax reform measures were effective on January 1, 2020. Changes in tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The enacted changes in Swiss federal and cantonal tax, including cantonal transitional provisions adopted in 2021, were not material to the Company’s financial statements.
(13)    Capital Stock
The Company has a long history of increasing shareholder value through its share repurchase program. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. As part of this initiative, since 2005, the Company's Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization for the repurchase of up to $500.0 million in common stock was approved in May 2018. As a result of the financing activities related to the eOne acquisition, the Company suspended its share repurchase program to prioritize deleveraging, and did not repurchase any shares during 2021 and 2020. At December 26, 2021, $366.6 million remained under the current authorization.
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
Accounting standards permit entities to measure many financial instruments and certain other items at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. The Company elected the fair value option for certain available-for-sale investments using net asset value per share and during 2020, the Company liquidated these investments as part of its global cash management strategy. The Company recorded net (losses) gains of $(0.3) million and $1.9 million on these investments in other (income) expense, net for the years ended December 27, 2020 and December 29, 2019, respectively, relating to the change in fair value of such investments.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

At December 26, 2021 and December 27, 2020, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

		Fair Value Measurements Using
(In millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 26, 2021
Assets:
Available-for-sale securities	$1.9	1.9	—	—
Derivatives	10.9	—	10.9	—
Total assets	$12.8	1.9	10.9	—
Liabilities:
Derivatives	$2.6	—	2.6	—
Option agreement	1.7	—	—	1.7
Total liabilities	$4.3	—	2.6	1.7
December 27, 2020
Assets:
Available-for-sale securities	$2.1	2.1	—	—
Derivatives	4.8	—	4.8	—
Total assets	$6.9	2.1	4.8	—
Liabilities:
Derivatives	$12.7	—	12.7	—
Option agreement	20.6	—	—	20.6
Total liabilities	$33.3	—	12.7	20.6
Available-for-sale securities include equity securities of one company quoted on an active public market.
The Company’s derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company's option agreement relates to an equity method investment in Discovery Family Channel. The option agreement is included in other liabilities at December 26, 2021 and December 27, 2020, and is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. Due to the 2021 revaluation of the Discovery Family Channel and resulting impairment charges, the Company reduced the option's fair value by $20.1 million during the fourth quarter of 2021. See note 7 for more information on the Company's investment in the Discovery Family Channel.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

(In millions)	2021	2020
Balance at beginning of year	$(20.6)	$(22.1)
Gain from change in fair value	18.9	1.5
Balance at end of year	$(1.7)	$(20.6)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(15)    Stock Options, Other Stock Awards and Warrants
The Company has reserved 11.3 million shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options and share awards are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.
Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards for the years ended December 26, 2021, December 27, 2020 and December 29, 2019 was $97.8 million, $49.7 million and $28.0 million, respectively, and was recorded as follows:

(In millions)	2021	2020	2019
Product development	$3.7	3.3	3.3
Selling, distribution and administration (a)(b)	94.1	46.4	24.7
	97.8	49.7	28.0
Income tax benefit	10.2	5.3	3.6
	$87.6	44.4	24.4
(a)The 2021 increase in compensation expense reflects $20.9 million of additional expense associated with the contractual accelerated vesting of certain equity awards as a result of the passing of the Company's former CEO.
(b)The 2020 increase in compensation expense was due to additional stock options, restricted stock units, and stock performance awards granted to eligible participants as a result of the eOne acquisition.
The following table represents total stock compensation expense, net of performance adjustments, by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employee members of the Company’s Board of Directors, for the years ended December 26, 2021, December 27, 2020 and December 29, 2019:

(In millions)	2021	2020	2019
Stock performance awards	$26.9	8.4	(1.6)
Restricted stock units	50.9	28.5	18.7
Stock options	18.4	11.0	9.1
Non-employee awards	1.6	1.8	1.8
	97.8	49.7	28.0
Income tax benefit	10.2	5.3	3.6
	$87.6	44.4	24.4

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Stock Performance Awards
In 2021, 2020 and 2019, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative operating performance targets over the three fiscal years ended December 2023, December 2022, and December 2021 for the 2021, 2020 and 2019 awards, respectively. Each Stock Performance Award has a target number of shares of common stock associated with such award which may be earned by the recipient if the Company achieves the stated diluted earnings per share and revenue targets. For certain employees participating in the 2019 and 2020 awards, the Stock Performance Awards also include an additional target for the Company's return on invested capital, in addition to the diluted earnings per share and revenue targets. Beginning with the 2021 awards, all employee awards will be measured on achieving diluted earnings per share, revenue and return on invested capital targets. The ultimate amount of the award may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.
Information with respect to Stock Performance Awards for 2021, 2020 and 2019 is as follows:

(In millions, except per share data)	2021	2020	2019
Outstanding at beginning of year	0.6	0.5	0.6
Granted	0.2	0.4	0.3
Forfeited	—	(0.1)	(0.1)
Canceled	(0.1)	(0.2)	(0.1)
Vested	—	—	(0.2)
Outstanding at end of year	0.7	0.6	0.5
Weighted average grant-date fair value:
Granted	$96.06	56.49	86.90
Forfeited	$—	80.31	92.90
Canceled	$77.33	88.25	99.58
Vested	$—	99.58	74.72
Outstanding at end of year	$75.74	69.25	87.59
Shares granted in 2021 included additional shares related to the 2019 award, reflecting adjustments to the ultimate amount of shares to be issued based on the Company's cumulative results achieved during the performance period. These shares were excluded from the calculation of the weighted average grant-date fair value of Stock Performance awards granted in 2021. Shares canceled in 2020 and 2019 represent Stock Performance Awards granted during 2018 and 2017, respectively, that were canceled based on the failure to meet the targets set forth by the agreement.
Stock Performance Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis, the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected number of shares to be issued as defined in the respective stock performance award agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. During 2021, 2020 and 2019, the Company recognized expense, net of performance adjustments, of $26.9 million, $8.4 million and $(1.6) million, respectively, relating to Stock Performance Awards. The expense recognized in 2021 included $7.6 million of additional stock expense associated with the contractual acceleration of outstanding performance share awards upon the passing of the Company's former CEO. At December 26, 2021, the amount of total unrecognized compensation cost related to these awards is approximately $14.3 million and the weighted average period over which this will be expensed is 20 months.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units
The Company, as part of its annual equity grant to executive officers and certain other employees, issues restricted stock or grants restricted stock units. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally three years. During 2021, 2020 and 2019, the Company recognized compensation expense, net of forfeitures, on these awards of $50.9 million, $28.5 million and $18.7 million, respectively. The expense recognized in 2021 included $6.0 million of additional stock expense associated with the contractual acceleration of outstanding restricted stock awards upon the passing of the Company's former CEO. At December 26, 2021, the amount of total unrecognized compensation cost related to restricted stock units is $71.6 million and the weighted average period over which this will be expensed is 20 months.
Information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for 2021, 2020 and 2019 is as follows:

(In millions, except per share data)	2021	2020	2019
Outstanding at beginning of year	1.0	0.5	0.4
Granted	0.7	0.8	0.3
Forfeited	(0.1)	(0.1)	—
Vested	(0.5)	(0.2)	(0.2)
Outstanding at end of year	1.1	1.0	0.5
Weighted average grant-date fair value:
Granted	$91.06	91.80	87.98
Forfeited	$85.88	94.01	92.56
Vested	$91.42	94.21	90.23
Outstanding at end of year	$91.78	91.56	92.54
Stock Options
Information with respect to stock options for each of the three fiscal years ended December 26, 2021 is as follows:

(In millions, except per share data)	2021	2020	2019
Outstanding at beginning of year	2.8	2.4	2.3
Granted	0.6	0.8	0.7
Exercised	(0.5)	(0.3)	(0.5)
Expired or forfeited	—	(0.1)	(0.1)
Outstanding at end of year	2.9	2.8	2.4
Exercisable at end of year	2.1	1.5	1.3
Weighted average exercise price:
Granted	$90.31	96.79	86.66
Exercised	$65.12	55.82	58.18
Expired or forfeited	$95.59	94.32	95.71
Outstanding at end of year	$92.15	88.16	81.58
Exercisable at end of year	$92.05	82.80	73.03
With respect to the 2.9 million outstanding options and 2.1 million options exercisable at December 26, 2021, the weighted average remaining contractual life of these options was 4.29 years and 3.83 years, respectively. The aggregate intrinsic value of the options outstanding and exercisable at December 26, 2021 was $17.4 million and $12.9 million, respectively. Substantially all unvested outstanding options are expected to vest.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2021, 2020 and 2019 was $21.30, $18.58 and $15.70, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2021, 2020 and 2019:

	2021	2020	2019
Risk-free interest rate	0.50%	1.38%	2.47%
Expected dividend yield	3.01%	2.81%	3.14%
Expected volatility	38%	30%	27%
Expected option life	4 years	4 years	4 years
The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, for the options exercised in fiscal 2021, 2020 and 2019 were $16.0 million, $9.7 million and $24.5 million, respectively.
At December 26, 2021, the amount of total unrecognized compensation cost related to stock options was $9.4 million and the weighted average period over which this will be expensed is 21 months.
Non-Employee Awards
In 2021, 2020 and 2019, the Company granted 17,000, 30,000 and 20,000 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 10,000 shares from the 2021 grant, 20,000 shares from the 2020 grant and 10,000 shares from the 2019 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1.6 million was recorded in selling, distribution and administration expense in the year ended December 26, 2021, and $1.8 million in the years ended December 27, 2020 and December 29, 2019.
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
Expenses related to the Company’s defined benefit pension and defined contribution plans for 2021, 2020 and 2019 were approximately $49.3 million, $44.7 million and $48.4 million, respectively. Of these amounts, $42.7 million, $38.4 million and $35.1 million, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

In February 2018, the Compensation Committee of the Company’s Board of Directors approved a resolution to terminate the Company’s U.S. defined benefit pension plan (“U.S. Pension Plan”). During the first quarter of 2018 the Company commenced the U.S. Pension Plan termination process and received regulatory approval during the fourth quarter of 2018. During the second quarter of 2019, the Company settled all remaining benefits directly with vested participants electing a lump sum payout, and purchased a group annuity contract from Massachusetts Mutual Life Insurance Company to administer all future payments to remaining U.S. Pension Plan participants. The U.S. Pension Plan's net funded asset position was sufficient to cover the lump sum payments and the purchase of the group annuity contract and settle all other remaining benefit obligations with no additional cost to the Company. After the settlement of the benefit obligations and payment of expenses, the Company had excess assets in the U.S. Pension Plan of approximately $20.2 million. The Company elected to utilize the remaining surplus after payment of administrative expenses for the Company's future matching contributions under the Company's 401(k) plan. The Company made a transfer of $19.5 million to the Company’s 401(k) plan which occurred in February 2020, with the remainder transferred in November 2021. Upon settlement of the pension liability, which occurred in May 2019, the Company recognized a non-operating settlement charge of $110.8 million, with an additional settlement charge of $0.2 million in December 2019, related to pension losses, reclassified from accumulated other comprehensive loss to other (income) expense in the Company's consolidated statements of operations, adjusted for market conditions and settlement costs at benefit distribution.
During 2020, the Company merged its employee retirement agreements, which had beginning benefit liabilities of $14.8 million, with its remaining US pension plans.
At December 26, 2021, the measurement date, the Company's remaining plans were unfunded with an aggregate accumulated and projected benefit obligation of $41.6 million.
The Company also provides certain postretirement health care and life insurance benefits to eligible employees who retired prior to January 1, 2020 and have either attained age 65 with 5 years of service or age 55 with 10 years of service. The cost of providing these benefits on behalf of employees who retired prior to 1993 has been substantially borne by the Company. The cost of providing benefits to all eligible employees who retire after 1992 is borne by the employee. The plan is not funded. During the fourth quarter of 2019, with the approval of the Compensation Committee of the Company's Board of Directors, the Company announced the elimination of the contributory postretirement health and life insurance coverage for employees whose retirement eligibility begins after December 31, 2019.
As of December 26, 2021, the Company had unrecognized losses related to its remaining U.S. pension and post retirement plans of $17.1 million.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 26, 2021 and December 27, 2020.

	Pension		Postretirement
(In millions)	2021	2020	2021	2020
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$46.0	30.9	29.9	27.4
Interest cost	1.1	1.5	0.8	0.9
Transfer in	—	14.8	—	—
Actuarial (gain) loss	(1.1)	3.4	0.4	3.4
Benefits paid	(3.1)	(4.6)	(1.8)	(1.8)
Plan amendments	—	—	(1.2)	—
Settlements paid	(1.3)	—	—	—
Projected benefit obligation — ending	$41.6	46.0	28.1	29.9
Accumulated benefit obligation — ending	$41.6	46.0	28.1	29.9
Change in Plan Assets
Fair value of plan assets — beginning	$—	$—	—	—
Fair value of plan assets — ending	$—	—	—	—
Reconciliation of Funded Status
Projected benefit obligation	$(41.6)	(46.0)	(28.1)	(29.9)
Fair value of plan assets	—	—	—	—
Funded status	(41.6)	(46.0)	(28.1)	(29.9)
Unrecognized prior service cost (credit)	—	—	(1.2)	—
Unrecognized net loss	13.2	15.8	3.9	3.6
Net amount	$(28.4)	(30.2)	(25.4)	(26.3)
Accrued liabilities	$(3.2)	(3.2)	(1.6)	(1.7)
Other liabilities	(38.4)	(42.8)	(26.5)	(28.2)
Accumulated other comprehensive (earnings) loss	13.2	15.8	2.7	3.6
Net amount	$(28.4)	(30.2)	(25.4)	(26.3)

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2021	2020
Pension
Weighted average discount rate	2.91%	2.51%
Mortality table	Pri-2020/Scale MP - 2021	Pri-2012/Scale MP - 2020
Postretirement
Discount rate	3.03%	2.72%
Health care cost trend rate assumed for next year	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2025	2024

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following presents detail of the components of the net periodic benefit cost for the three years ended December 26, 2021.

(In millions)	2021	2020	2019
Components of Net Periodic Cost
Pension
Service cost	$—	—	1.2
Interest cost	1.1	1.5	6.6
Expected return on assets	—	—	(6.2)
Amortization of actuarial loss	1.0	0.7	7.6
Curtailment/Settlement losses	0.5	—	111.0
Net periodic benefit cost	$2.6	2.2	120.2
Postretirement
Service cost	$—	—	0.9
Interest cost	0.8	0.9	1.3
Net periodic benefit cost	$0.8	0.9	2.2
Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2021	2020	2019
Pension
Weighted average discount rate	2.51%	3.33%	3.72%
Long-term rate of return on plan assets	N/A	N/A	4.20%
Postretirement
Discount rate	2.72%	3.46%	4.33%
Health care cost trend rate assumed for next year	6.25%	6.25%	6.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2024	2024

Expected benefit payments under the defined benefit pension plans (which reflects the 2019 Plan termination) and the postretirement benefit plan for the next five years subsequent to 2021 and in the aggregate for the following five years are as follows:

(In millions)	Pension	Postretirement
2022	$3.2	$1.7
2023	3.3	1.6
2024	3.2	1.6
2025	3.3	1.6
2026	3.1	1.5
2027-2031	14.0	7.2
International Plans
Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. At December 26, 2021 and December 27, 2020, the defined benefit plans had total projected benefit obligations of $121.6 million and $128.2 million, respectively, and fair values of plan assets of $94.8 million and $95.2 million, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $4.0 million, $3.5 million and $2.1 million in 2021, 2020 and 2019, respectively. In fiscal 2022, the Company expects

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

$1.2 million of unrecognized net losses and an immaterial amount of amortization of prior service costs and unrecognized transition obligation to be included as a component of net periodic benefit cost.
Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2021 and in the aggregate for the five years thereafter are as follows: 2022: $2.3 million; 2023: $2.5 million; 2024: $2.6 million; 2025: $2.7 million; 2026: $3.0 million; and 2027 through 2031: $16.7 million.
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
(17)    Leases
The Company occupies offices and uses certain equipment under various operating lease arrangements. The Company has no finance leases. The leases have remaining terms of 1 to 17 years, some of which include options to extend lease terms or options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date, was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred. Leases with an expected term of 12 months or less are not capitalized. Lease expense under such leases is recorded straight line over the life of the lease. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases.
The rent expense under such arrangements and similar arrangements that do not qualify as leases under ASU 2016-02, net of sublease income amounted to $88.2 million, $90.6 million and $68.9 million, respectively, for each of the three years ended December 26, 2021 and was not material to the Company’s financial statements nor were expenses related to short term leases (expected term less than twelve months) or variable lease payments during those same periods.
All leases expire prior to 2038. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amounts shown for 2021.
Information related to the Company's leases for the years ended December 26, 2021 and December 27, 2020 is as follows:

	Year Ended	Year Ended
(In millions)	December 26, 2021	December 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53.4	$50.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases*	$28.4	$109.1

Weighted Average Remaining Lease Term:
Operating leases	5.6 years	6.1 years
Weighted Average Discount Rate:
Operating leases	3.0%	3.1%
*In 2020 as part of the acquisition of eOne, the Company recognized $88.8 million of Right-of-use assets, net in the form of operating leases.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of December 26, 2021:

Year Ended
(In millions)	December 26, 2021
2022	$50.3
2023	42.3
2024	30.2
2025	24.3
2026	18.7
2027 and thereafter	33.4
Total future lease payments	199.2
Less imputed interest	22.9
Present value of future operating lease payments	176.3
Less current portion of operating lease liabilities (1)	43.9
Non-current operating lease liability (2)	132.4
Operating lease right-of-use assets, net (3)	$159.3

(1) Included in Accrued liabilities on the consolidated balance sheets
(2) Included in Other liabilities on the consolidated balance sheets
(3) Included in Property, plant and equipment on the consolidated balance sheets
(18)    Derivative Financial Instruments
Hasbro uses foreign currency forward contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales, television and film production cost and production financing loans (see note 11) as well as other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
Cash Flow Hedges
All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases, product sales, certain production financing loans and other cross-border transactions, primarily in years 2022 and 2023, and to a lesser extent, 2024.
At December 26, 2021 and December 27, 2020, the notional amounts and fair values of the Company’s foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	2021		2020
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	199.1	10.4	316.8	(10.0)
Sales	104.5	(1.9)	111.6	1.3
Production financing and other	217.0	2.3	89.9	0.4
Total	$520.6	10.8	518.3	(8.3)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at December 26, 2021 and December 27, 2020 as follows:

(In millions)	2021	2020
Prepaid expenses and other current assets
Unrealized gains	$13.8	2.3
Unrealized losses	(3.1)	(1.6)
Net unrealized gains	$10.7	0.7
Other assets
Unrealized gains	$0.2	1.1
Unrealized losses	—	—
Net unrealized gains	$0.2	1.1
Accrued liabilities
Unrealized gains	$—	3.0
Unrealized losses	(0.1)	(12.9)
Net unrealized losses	$(0.1)	(9.9)
Other liabilities
Unrealized gains	$—	—
Unrealized losses	—	(0.2)
Net unrealized losses	$—	(0.2)
Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the years ended December 26, 2021, December 27, 2020 and December 29, 2019 as follows:

(In millions)	2021	2020	2019
Consolidated Statements of Operations Classification
Cost of sales	$(4.7)	21.2	16.7
Net revenues	1.0	2.9	5.6
Other	2.0	1.2	0.2
Net realized (losses) gains	$(1.7)	25.3	22.5
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. Additionally, to manage transactional exposure to fair value movements on certain monetary assets and liabilities denominated in foreign currencies, the Company has implemented a balance sheet hedging program. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of December 26, 2021 and December 27, 2020, the total notional amounts of the Company’s undesignated derivative instruments were $632.0 million and $590.6 million, respectively.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

At December 26, 2021 and December 27, 2020, the fair value of the Company’s undesignated derivative financial instruments are recorded in the consolidated balance sheets as follows:

(In millions)	2021	2020
Prepaid expenses and other current assets
Unrealized gains	$—	3.5
Unrealized losses	—	(0.5)
Net unrealized gains	$—	3.0

Accrued liabilities
Unrealized gains	$3.5	—
Unrealized losses	(6.0)	(2.6)
Net unrealized losses	$(2.5)	(2.6)
Total unrealized (losses) gains, net	$(2.5)	0.4
The Company recorded net gains (losses) gains of $4.6 million, $(27.7) million and $13.4 million on these instruments to other (income) expense, net for 2021, 2020 and 2019, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.
eOne Purchase Hedges
During the third quarter of 2019, the Company hedged a portion of its exposure to fluctuations in the British pound sterling and other transactions in relation to the eOne acquisition using a series of both foreign exchange forward and option contracts. These contracts did not qualify for hedge accounting and as such, were marked to market through the Company's Consolidated Statement of Operations. For tax purposes these contracts qualified as nontaxable integrated tax hedges. The Company recorded realized gains of $80.0 million on matured contracts to other (income) expense, net for the year ended December 29, 2019. These contracts matured on December 30, 2019 (the closing date of the transaction) and the related net gains or losses recognized in the Company's 2020 results were immaterial to the Company's consolidated financial statements.
For additional information related to the Company’s derivative financial instruments see notes 4 and 14.
(19)    Restructuring Actions
During 2018, the Company announced a comprehensive restructuring plan which consisted of re-designing its go-to market strategy and re-shaping its organization to become a more responsive, innovative and digitally-driven play and entertainment company. As part of this process the Company took certain restructuring actions which continued through 2019. The actions primarily included headcount reduction aimed at right-sizing the Company’s cost-structure and giving it the ability to add required new talent in the future. In 2020, the Company continued to streamline its commercial organization, and recorded severance of $6.9 million associated with these cost-savings initiatives. These charges were included within selling, distribution and administrative costs on the Consolidated Statement of Operations for the year ended December 27, 2020.
During 2020, in connection with the eOne acquisition, the Company recorded $32.5 million of severance and other employee charges related to the integration of eOne. These charges were recorded within acquisition and related costs on the Consolidated Statements of Operations for the year ended December 27, 2020, and reported within Corporate and Eliminations.
The Company also recorded severance charges of $1.5 million in 2020 associated with cost-savings initiatives within the eOne Music business.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The detail of activity related to the programs as of December 26, 2021 is as follows:

(In millions)	2018 Restructuring & 2020 Commercial Program	eOne Integration Program	Other	Total
Remaining amounts to be paid as of December 29, 2019	$31.1	$—	$—	$31.1
2020 restructuring charges	6.9	32.5	1.5	40.9
Payments made in 2020	(20.7)	(15.6)	(0.7)	(37.0)
Remaining amounts to be paid as of December 27, 2020	17.3	16.9	0.8	$35.0
Payments made in 2021	(7.5)	(11.8)	(0.8)	(20.1)
Remaining amounts to be paid as of December 26, 2021	$9.8	$5.1	$—	$14.9
(20)    Commitments and Contingencies
Hasbro had unused open letters of credit and related instruments of approximately $13.6 million and $16.2 million at December 26, 2021 and December 27, 2020, respectively.
The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. In addition, the Company enters into contractual commitments to obtain film and television content distribution rights and minimum guarantee commitments related to the purchase of film and television rights for content to be delivered in the future. Under terms of existing agreements as of December 26, 2021, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2022: $223.7 million; 2023: $128.3 million; 2024: $65.7 million; 2025: $65.7 million; 2026: $65.7 million; and thereafter: $3.2 million. At December 26, 2021, the Company had $79.7 million of prepaid royalties, all of which are included in prepaid expenses and other current assets
Interest payment obligations on the Company's fixed-rate long-term debt are as follows: 2022: $145.9 million; 2023: $145.9 million; 2024: $145.9 million; 2025: $130.9 million; 2026: $130.9 million; and thereafter: $823.1 million. See note 11 for information on repayment terms for the Company's variable rate term loans.
The Company enters into contracts with certain partners which among other things, provide the Company right of first refusal to purchase, distribute, or license certain entertainment projects or content. At December 26, 2021, the Company estimates that it may be obligated to pay $30.8 million and $5.4 million, in 2022 and 2023, respectively, related to such agreements.
In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $19.8 million and may range from approximately $0.4 million to $6.0 million per year during the period 2022 to 2026, with no remaining payments due thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.
At December 26, 2021, the Company estimates payments related to inventory and tooling purchase commitments may total approximately $621.7 million, including contractual commitments under the manufacturing agreement with Cartamundi as follows: 2022: $95.0 million and 2023: $85.0 million.
Hasbro is party to certain legal proceedings, as well as certain asserted and unasserted claims. Amounts accrued, as well as the total amount of reasonably possible losses with respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.
See note 17 for additional information on the Company's future lease payment commitments. See note 11 for additional information on the Company's long-term debt and production financing repayments.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(21)    Segment Reporting
Segment and Geographic Information
Hasbro is a global play and entertainment company with a broad portfolio of brands and entertainment content spanning toys, games, licensed products ranging from traditional to digital, as well as film and television entertainment. In the first quarter of 2020, the Company completed its acquisition of the global independent studio, eOne and throughout 2020, the Company successfully integrated the acquired eOne business and started to achieve synergies as a combined company. During the first quarter of 2021, the Company realigned its reportable segment structure to: (1) align with changes to its business structure subsequent to the integration of eOne; and (2) reflect changes to its reporting structure and provide transparency into how operating performance is measured. The Company's three principal reportable segments are (i) Consumer Products, (ii) Wizards of the Coast and Digital Gaming, and (iii) Entertainment.
The Consumer Products segment engages in the sourcing, marketing and sales of toy and game products around the world. The Consumer Products business also promotes the Company's brands through the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties, through the sale of branded consumer products such as toys and apparel. The Wizards of the Coast and Digital Gaming business engages in the promotion of the Company's brands through the development of trading card, role-playing and digital game experiences based on Hasbro and Wizards of the Coast games. The Entertainment segment engages in the development, acquisition, production, distribution and sale of world-class entertainment content including film, scripted and unscripted television, family programming, digital content and live entertainment.
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
Results shown for fiscal years 2021, 2020 and 2019 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.
Reclassifications of certain prior year segment results and account balances have been made to conform to the current-year presentation. None of the segment changes impact the Company's previously reported consolidated net revenue, operating profits, net earnings or net earnings per share.
On June 29, 2021, the Company completed the sale of eOne Music. The financial results of eOne Music were recorded within the Company's Entertainment segment through the date of the closing of the sale. The assets and liabilities of eOne Music were de-consolidated as of the closing date and there are no remaining carrying amounts in the Company's Consolidated Balance Sheets as of December 26, 2021. The sale of eOne Music in 2021 did not impact the Company's previously reported 2020 or 2019 net revenues, operating profit, earnings, assets or liabilities.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Information by segment and a reconciliation to reported amounts are as follows:

(In millions)	Revenues from External Customers	Affiliate Revenue	Operating Profit (Loss)	Depreciation and Amortization	Capital Additions	Total Assets
2021
Consumer Products	$3,981.6	465.4	401.4	112.4	73.1	4,925.5
Wizards of the Coast and Digital Gaming	1,286.6	121.6	547.0	48.5	35.1	1,585.1
Entertainment	1,152.2	61.5	(91.8)	96.6	6.2	6,052.8
Corporate and Other(a)	—	(648.5)	(93.3)	22.6	18.3	(2,525.6)
Consolidated Total	$6,420.4	—	763.3	280.1	132.7	10,037.8
2020
Consumer Products	$3,649.6	379.0	308.1	78.3	69.3	5,552.5
Wizards of the Coast and Digital Gaming	906.7	77.3	420.4	9.0	35.9	585.7
Entertainment	909.1	5.9	(141.1)	138.0	6.6	6,003.0
Corporate and Other(a)	—	(462.2)	(85.6)	39.7	14.0	(1,322.8)
Consolidated Total	$5,465.4	—	501.8	265.0	125.8	10,818.4
2019
Consumer Products	$3,881.2	386.0	306.9	92.7	78.2	5,388.9
Wizards of the Coast and Digital Gaming	761.2	55.0	294.7	9.2	31.1	613.1
Entertainment	77.8	11.5	13.6	2.8	0.6	338.5
Corporate and Other(a)	—	(452.5)	36.9	76.1	23.7	2,515.1
Consolidated Total	$4,720.2	—	652.1	180.8	133.6	8,855.6
(a)Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in both Entertainment and Corporate and Other. Allocations of certain expenses, related assets within the individual operating segments, are done at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and Other. Furthermore, Corporate and Other includes elimination of inter-company income statement transactions. Corporate and Other also includes the elimination of inter-company balance sheet amounts.
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the three fiscal years ended December 26, 2021.

(In millions)	2021	2020	2019
North America	$2,315.9	2,116.2	2,098.1
Europe	1,067.7	989.2	982.2
Asia Pacific	310.1	295.6	359.4
Latin America	287.9	248.6	441.5
Net revenues	$3,981.6	3,649.6	3,881.2

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following table represents consolidated Entertainment segment net revenues by category for the three fiscal years ended December 26, 2021.

(In millions)	2021	2020	2019
Film and TV	$932.5	$700.5	$45.1
Family Brands	132.9	86.5	31.8
Music and Other	86.8	122.1	0.9
Net revenues	$1,152.2	909.1	77.8
The following table presents consolidated net revenues by brand portfolio for the three fiscal years ended December 26, 2021.

(In millions)	2021	2020	2019
Franchise Brands	$2,792.7	2,286.1	2,411.8
Partner Brands	1,161.0	1,079.4	1,221.0
Hasbro Gaming	851.4	814.8	709.8
Emerging Brands	617.6	480.4	377.6
TV/Film/Entertainment	997.7	804.7	—
Net revenues	$6,420.4	5,465.4	4,720.2
Hasbro’s total gaming category, including all gaming net revenues, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $2,098.9 million, $1,763.8 million and $1,528.3 million for the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.
Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on location of the customer, while long-lived assets (property, plant and equipment, goodwill and other intangibles) are categorized based on their location.

(In millions)	2021	2020	2019
Net revenues
United States	$3,898.9	3,202.4	2,653.3
International	2,521.5	2,263.0	2,066.9
	6,420.4	5,465.4	4,720.2
Long-lived assets
United States	1,359.6	1,491.3	1,299.3
International	3,653.0	4,220.2	223.8
	$5,012.6	5,711.5	1,523.1
Principal international markets include Europe, Canada, Mexico and Latin America, Australia, China and Hong Kong. Long-lived assets include property, plant and equipment, goodwill and other intangibles.
Other Information
Hasbro markets its tangible products primarily to customers in the retail sector. Although the Company closely monitors the creditworthiness of its customers, adjusting credit policies and limits as deemed appropriate, a substantial portion of its customers’ ability to discharge amounts owed is generally dependent upon the overall retail economic environment.
In 2021 and 2020 the Company’s largest customers were Wal-Mart Stores, Inc., Amazon.com and Target Corporation. Sales to these customers amounted to 13%, 11% and 8%, respectively of consolidated net revenues in 2021 and 15%, 10% and 8%, respectively of consolidated net revenues during 2020. In 2019 the Company’s largest customers were Wal-Mart Stores, Inc. and Target Corporation. Sales to these customers amounted to 18% and 9%, respectively, of consolidated net revenues during 2019. Net revenues from the Company’s major customers are reported within the Consumer Products segment, Wizards of the Coast & Digital Gaming segment and the Entertainment segment.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
The Company has agreements which allow it to develop and market products based on properties owned by third parties including its license with Marvel Entertainment, LLC and Marvel Characters B.V. (together “Marvel”) and its license with Lucas Licensing Ltd. and Lucasfilm Ltd. (together “Lucas”). These licenses have multi-year terms and provide the Company with the right to market and sell designated classes of products based on Marvel’s portfolio of brands, including SPIDER-MAN and THE AVENGERS, and Lucas’s STAR WARS brand. The Company also has a license to market products with The Walt Disney Company for DISNEY PRINCESS and DISNEY FROZEN lines through the end of 2022. Hasbro’s net revenues from these licenses can be significant in any given year based on the level of thirdparty entertainment. In addition to DISNEY PRINCESS and DISNEY FROZEN, both Marvel and Lucas are owned by The Walt Disney Company.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(22)    eOne Music Sale
On April 25, 2021, the Company entered into a definitive agreement to sell eOne Music for an aggregate sales price of $385.0 million, subject to certain closing adjustments related to working capital and net debt.
On June 29, 2021, the Company completed the sale of eOne Music for net proceeds of $397.0 million, including the sales price of $385.0 million and $12.0 million of closing adjustments related to working capital and net debt calculations. The final proceeds were subject to further adjustment upon completion of closing working capital, which resulted in a net outflow of $0.9 million. The Company acquired eOne Music through its acquisition of eOne in December 2019. Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the eOne acquisition, the Company recorded a pre-tax non-cash goodwill impairment charge of $108.8 million within Loss on Disposal of Business on the Consolidated Statements of Operations for the year ended December 26, 2021. The Company also recorded pre-tax cash transaction expenses of $9.5 million within Selling, Distribution and Administration expenses on the Consolidated Statements of Operations during the second quarter of 2021. The impairment charge was recorded within the Entertainment segment and the transaction costs were recorded within the Corporate and Other segment.
The operations of eOne Music did not meet the criteria to be presented as discontinued operations in accordance with Accounting Standards Update No. 2014-08 (ASU 2014-08) Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and eOne Music did not represent an individually significant component of the Company’s business. Income from operations before income taxes, attributable to eOne Music, was recorded to the Company's Consolidated Statements of Operations, within the Entertainment segment through the sale transaction closing date. Assets of $473.5 million and liabilities of $77.3 million, attributable to eOne Music, were de-consolidated as of the closing date and, as of December 26, 2021, there are no remaining carrying amounts in the Company's Consolidated Balance Sheets.
The following table presents the carrying amounts of the major classes of eOne Music assets and liabilities sold on June 29, 2021 and reflects final working capital adjustments.

(In millions)	December 26, 2021
Cash and Cash Equivalents	$18.2
Goodwill and Other Intangible Assets	410.3
Prepaid Expenses	31.0
Other Assets	14.0
Total Assets	473.5

Accrued Liabilities	24.4
Deferred Taxes	36.9
Other Liabilities	16.0
Total Liabilities	$77.3

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 26, 2021. Based on the evaluation of these disclosure controls and procedures, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 26, 2021. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013)”. Based on this assessment, Hasbro’s management concluded that, as of December 26, 2021, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Hasbro, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Hasbro, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2021 and December 27, 2020, the related consolidated statements of operations, comprehensive earnings, cash flows, and shareholders’ equity and redeemable noncontrolling interests for each of the years in the three-year period ended December 26, 2021, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Providence, Rhode Island
February 23, 2022

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 26, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and, if applicable, under “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item with respect to executive officers of the Company is included in Part I, Item 1. Business, of this Form 10-K under the caption “Our Executive Officers” and is incorporated herein by reference.
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
The Company has also posted on its website, in the Corporate Governance location referred to above, copies of its Corporate Governance Principles and of the charters for its (i) Audit, (ii) Compensation, (iii) Finance, (iv) Nominating, Governance and Social Responsibility, and (v) Cybersecurity and Data Privacy Committee of its Board of Directors.
In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s Board Committees, are all available free of charge upon request to the Company’s Executive Vice President, Chief Legal Officer and Corporate Secretary, Tarrant Sibley, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02861-1059.
Item 11.    Executive Compensation.
The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Providence, RI, Auditor ID: 185.
The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits
(1) Consolidated Financial Statements
Included in PART II of this report:
Report of Independent Registered Public Accounting Firm (PCAOBID 185)
Consolidated Balance Sheets at December 26, 2021 and December 27, 2020
Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2021, 2020 and 2019
Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2021, 2020 and 2019
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the Three Fiscal Years Ended in December 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(2) Consolidated Financial Statement Schedules
Included in PART IV of this report:
For the Three Fiscal Years Ended in December 2021, 2020 and 2019:
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

Executive Compensation Plans and Arrangements
	(e)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
(f)
Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 26, 1993, File No. 1-6682.)

(g)
First Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated April 15, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003, File No. 1-6682.)

(h)
Second Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated July 17, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2003, File No. 1-6682.)

(i)
Third Amendment to Hasbro, Inc. Deferred Compensation Plan for Non-Employee Directors, dated December 15, 2005. (Incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 25, 2005, File No. 1-6682.)

(j)
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
(l)
First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders, File No. 1-6682.)

(m)
Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders, File No. 1-6682.)

(n)
Form of 2021 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2021, File No. 1-6682.)

(o)
Form of 2021 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to Brian Goldner.) (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2021, File No. 1-6682.)

Exhibit
	(p)**	Form of 2021 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to Richard Stoddart).
(q)
Form of 2021 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2021, File No. 1-6682.)

(r)
Form of 2021 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Applicable to Brian Goldner.) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2021, File No. 1-6682.)

(s)
Form of 2021 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2021, File No. 1-6682.)

(t)
Form of 2021 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Applicable to Brian Goldner). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2021, File No. 1-6682.)

(u)
Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)

(v)
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

	(x)	Hasbro, Inc. 2021 Performance Rewards Program. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2021, File No. 1-6682.)
(y)
Amended and Restated Employment Agreement, dated October  4, 2012, between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)

(z)
Amendment, dated August  5, 2014, to Amended and Restated Employment Agreement, between the Company and Brian Goldner.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 6, 2014, File No. 1-6682.)

(aa)
Amendment, dated December 15, 2016, to Amended and Restated Employment Agreement between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of December 20, 2016, File No. 1-6682.)

(bb)
Amendment, dated August  1, 2018, to Amended and Restated Employment Agreement between the Company and Brian Goldner. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August  6, 2018, File No. 1-6682.)

(cc)
Employment Agreement, dated August  1, 2018, between the Company and John Frascotti. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of August  6, 2018, File No. 1-6682.)

(dd)
Transitional Advisory Services Agreement, dated October 5, 2020 with John Frascotti. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 27, 2020, File No. 1-6682.)

(ee)
Transitional Advisory Services Agreement, dated October 4, 2021 with Dolph Johnson. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2021, File No. 1-6682.)

(ff)
Employment Agreement with Darren Throop, dated March 22, 2017 as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2021, File No. 1-6682.)

(gg)
Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 28, 2021, File No. 1-6682.)

	(hh)	Hasbro, Inc. Clawback Policy. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2012, File No. 1-6682.)
21.		Subsidiaries of the registrant.

Exhibit
23.	Consent of KPMG LLP.
31.1	Certification of the Interim Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Interim Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*Furnished herewith.
** Filed herewith.
The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Schedule II-Valuation and Qualifying Accounts
Fiscal Years Ended in December
(Thousands of Dollars)

Valuation accounts deducted from assets to which they apply — for credit losses for accounts receivable:	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other	Balance at End of Year
2021	$33.6	$5.3	$—	$(16.0)	$22.9
2020	$17.2	$22.5	$—	$(6.1)	$33.6
2019	$9.1	$5.0	$—	$3.1	$17.2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HASBRO, INC.
(Registrant)

By:	/s/ Richard S. Stoddart	Date: February 23, 2022
Richard S. Stoddart Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard S. Stoddart	Interim Chief Executive Officer (Principal Executive Officer)	February 23, 2022
Richard S. Stoddart

/s/ Deborah M. Thomas	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2022
Deborah M. Thomas

/s/ Tracy A. Leinbach	Chair of the Board of Directors	February 23, 2022
Tracy A. Leinbach

/s/ Kenneth A. Bronfin	Director	February 23, 2022
Kenneth A. Bronfin

/s/ Michael R. Burns	Director	February 23, 2022
Michael R. Burns

/s/ Hope F. Cochran	Director	February 23, 2022
Hope F. Cochran

/s/ Lisa Gersh	Director	February 23, 2022
Lisa Gersh

/s/ Edward M. Philip	Director	February 23, 2022
Edward M. Philip

/s/ Laurel J. Richie	Director	February 23, 2022
Laurel J. Richie

/s/ Richard S. Stoddart	Director	February 23, 2022
Richard S. Stoddart

/s/ Mary Beth West	Director	February 23, 2022
Mary Beth West

/s/ Linda K. Zecher Higgins	Director	February 23, 2022
Linda K. Zecher Higgins