Form 10-Q
period 2022-03-27
HASBRO, INC.
filed 2022-04-27
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of April 19, 2022 was 139,442,407.

Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies; the ability to achieve our financial and business goals and objectives; anticipated financial performance or business prospects in future periods; our efforts to ship sufficient product to meet demand due to supply chain issues affecting businesses globally; the expected timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers; expected benefits and plans relating to acquired brands, properties and businesses; the development and timing of planned consumer and digital gaming products and entertainment releases; marketing and promotional efforts; research and development activities; expectations related to our manufacturing; impact of the coronavirus pandemic and other public health conditions on our business; expected benefits and cost-reductions from certain restructuring actions; capital expenditures; working capital; liquidity; timing of and amount of repayment of indebtedness; capital allocation strategy, including plans for dividends and share repurchases; and other financial, tax, accounting and similar matters. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties. Factors that might cause such a difference include, but are not limited to:
•our ability to design, develop, manufacture, source and ship products on a timely, cost-effective and profitable basis;
•our ability to implement strategies to lessen the impact of any increased shipping costs, shipping delays or changes in required methods of shipping, as well as our ability to take any price increases to offset increased shipping costs, increases in prices of raw materials or other increases in costs of our products;
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
•our ability to successfully evolve and transform our business and capabilities to address a changing global consumer landscape and retail environment, including changes to our supply chain, changing inventory and sales policies and practices of our customers and increased emphasis on ecommerce;
•our ability to focus and scale select business initiatives and brands to drive profitability;
•our ability to successfully grow our consumer direct business;
•our ability to build on multi-generational brands;
•our dependence on third party relationships, including with third party manufacturers, licensors of brands, studios, content producers and entertainment distribution channels;
•risks relating to the concentration of manufacturing for many of our products in the People’s Republic of China and our ability to successfully diversify sourcing of our products to reduce reliance on sources of supply in China;
•our ability to successfully develop and execute plans to mitigate the negative impact of the coronavirus on our business, including, without limitation, negative impacts to our supply chain and costs that have occurred and could continue to occur in countries where we source significant amounts of product;
•risks associated with international operations, such as currency conversion, currency fluctuations, the imposition of tariffs, quotas, shipping delays or difficulties, border adjustment taxes or other protectionist measures, and other challenges in the territories in which we operate,
•the impact of the crisis between Russia and Ukraine on our business, including on receivables;
•downturns in global and regional economic conditions impacting one or more of the markets in which we sell products, which can negatively impact our retail customers and consumers, result in lower employment levels, consumer disposable income, retailer inventories and spending, including lower spending on purchases of our products;
•other economic and public health conditions or regulatory changes in the markets in which we and our customers, partners, licensees, suppliers and manufacturers operate, such as inflation, rising interest rates, higher commodity prices, labor costs or transportation costs, or outbreaks of disease, such as the coronavirus, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs or delays in revenue;

•the success of our key partner brands, including the ability to secure, maintain and extend agreements with our key partners or the risk of delays, increased costs or difficulties associated with any of our or our partners’ planned digital applications or media initiatives;
•fluctuations in our business due to seasonality;
•risk of lost sales if we are unable to effectively and timely supply demand for product;
•the concentration of our customers, potentially increasing the negative impact to our business of difficulties experienced by any of our customers or changes in their purchasing or selling patterns;
•the bankruptcy or other lack of success of one or more of our significant retailers, licensees and other partners;
•risks related to our recent leadership changes;
•our ability to attract and retain talented and diverse employees;
•our ability to realize the benefits of cost-savings and efficiency and/or revenue enhancing initiatives;
•our ability to protect our assets and intellectual property, including as a result of infringement, theft, misappropriation, cyber-attacks or other acts compromising the integrity of our assets or intellectual property;
•risks relating to the production of entertainment due to strikes, lockouts or other union actions that could halt or delay productions;
•risks relating to the impairment and/or write-offs of products and films and television programs we acquire and produce;
•risks relating to investments, acquisitions and dispositions, including the ability to realize the anticipated benefits of acquired assets or businesses;
•the risk of product recalls or product liability suits and costs associated with product safety regulations;
•changes in tax laws or regulations, or the interpretation and application of such laws and regulations, which may cause us to alter tax reserves or make other changes which significantly impact our reported financial results;
•the impact of litigation or arbitration decisions or settlement actions; and
•other risks and uncertainties as may be detailed from time to time in our public announcements and U.S. Securities and Exchange Commission (“SEC”) filings.
The statements contained herein are based on our current beliefs and expectations. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-Q or to update them to reflect events or circumstances occurring after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	March 27, 2022	March 28, 2021	December 26, 2021
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $38.8 million, $72.1 million and $35.8 million	$1,057.9	$1,430.4	$1,019.2
Accounts receivable, less allowance for doubtful accounts of $24.1 million, $32.5 million and $22.9 million	931.7	810.4	1,500.4
Inventories	644.3	429.2	552.1
Prepaid expenses and other current assets	621.4	566.0	656.4
Total current assets	3,255.3	3,236.0	3,728.1
Property, plant and equipment, less accumulated depreciation of $641.5 million, $563.5 million and $630.0 million	422.6	482.7	421.1
Other assets
Goodwill	3,419.3	3,691.4	3,419.6
Other intangible assets, net of accumulated amortization of $1,075.2 million, $999.7 million and $1,050.4 million	1,136.6	1,513.0	1,172.0
Other	1,284.9	1,266.0	1,297.0
Total other assets	5,840.8	6,470.4	5,888.6
Total assets	$9,518.7	$10,189.1	$10,037.8
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$104.1	$8.8	$0.8
Current portion of long-term debt	155.8	148.9	200.1
Accounts payable	411.7	312.1	580.2
Accrued liabilities	1,371.4	1,283.6	1,674.8
Total current liabilities	2,043.0	1,753.4	2,455.9
Long-term debt	3,737.9	4,674.1	3,824.2
Other liabilities	633.6	777.7	670.7
Total liabilities	$6,414.5	$7,205.2	$6,950.8
Redeemable noncontrolling interests	23.5	24.0	23.9
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at March 27, 2022, March 28, 2021, and December 26, 2021	110.1	110.1	110.1
Additional paid-in capital	2,475.7	2,339.6	2,428.0
Retained earnings	4,220.9	4,226.8	4,257.8
Accumulated other comprehensive loss	(246.9)	(206.4)	(235.3)
Treasury stock, at cost; 80,844,603 shares at March 27, 2022; 82,724,111 shares at March 28, 2021; and 82,066,136 shares at December 26, 2021	(3,513.8)	(3,550.6)	(3,534.7)
Noncontrolling interests	34.7	40.4	37.2
Total shareholders' equity	3,080.7	2,959.9	3,063.1
Total liabilities, noncontrolling interests and shareholders' equity	$9,518.7	$10,189.1	$10,037.8
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended
	March 27, 2022	March 28, 2021
Net revenues	$1,163.1	$1,114.8
Costs and expenses:
Cost of sales	333.1	289.9
Program cost amortization	138.5	97.5
Royalties	90.1	108.9
Product development	69.6	61.8
Advertising	77.6	87.9
Amortization of intangibles	27.1	32.9
Selling, distribution and administration	307.1	288.6
Total costs and expenses	1,043.1	967.5
Operating profit	120.0	147.3
Non-operating expense (income):
Interest expense	41.6	47.9
Interest income	(2.1)	(1.2)
Other income (expense), net	0.3	(28.9)
Total non-operating expense, net	39.8	17.8
Earnings before income taxes	80.2	129.5
Income tax expense	17.3	12.0
Net earnings	62.9	117.5
Net earnings attributable to noncontrolling interests	1.7	1.3
Net earnings attributable to Hasbro, Inc.	$61.2	$116.2

Net earnings per common share:
Basic	$0.44	$0.84
Diluted	$0.44	$0.84
Cash dividends declared per common share	$0.70	$0.68
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Millions of Dollars)
(Unaudited)

	Quarter Ended
	March 27, 2022	March 28, 2021
Net earnings	$62.9	$117.5
Other comprehensive earnings:
Foreign currency translation adjustments, net of tax	(10.7)	(16.1)
Unrealized holding gains on available-for-sale securities, net of tax	0.2	—
Net (losses) gains on cash flow hedging activities, net of tax	(1.2)	5.6
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	—	(1.1)
Amortization of unrecognized pension and postretirement amounts	0.1	0.2
Total other comprehensive loss, net of tax	$(11.6)	$(11.4)
Total comprehensive earnings attributable to noncontrolling interests	1.7	1.3
Total comprehensive earnings attributable to Hasbro, Inc.	$49.6	$104.8

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Three months ended
	March 27, 2022	March 28, 2021
Cash flows from operating activities:
Net earnings	$62.9	$117.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	25.1	25.0
Amortization of intangibles	27.1	32.9
Program cost amortization	138.5	97.5
Deferred income taxes	(33.4)	16.3
Stock-based compensation	18.1	16.7
Other non-cash items	3.9	5.4
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	559.8	592.0
Increase in inventories	(99.6)	(42.1)
Decrease in prepaid expenses and other current assets	42.1	44.9
Program spend, net	(169.4)	(147.1)
Decrease in accounts payable and accrued liabilities	(464.4)	(382.6)
Other	24.0	1.2
Net cash provided by operating activities	134.7	377.6
Cash flows from investing activities:
Additions to property, plant and equipment	(29.2)	(23.9)
Other	5.3	(1.6)
Net cash utilized by investing activities	(23.9)	(25.5)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	1.3	72.4
Repayments of borrowings with maturity greater than three months	(133.9)	(344.9)
Net proceeds from other short-term borrowings	103.3	2.0
Stock-based compensation transactions	70.2	4.7
Dividends paid	(94.5)	(93.4)
Payments related to tax withholding for share-based compensation	(19.3)	(9.3)
Other	(4.6)	(2.3)
Net cash utilized by financing activities	(77.5)	(370.8)
Effect of exchange rate changes on cash	5.4	(0.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	38.7	(19.3)
Cash, cash equivalents and restricted cash at beginning of year	1,019.2	1,449.7
Cash, cash equivalents and restricted cash at end of period	$1,057.9	$1,430.4

Supplemental information
Cash paid during the period for:
Interest	$30.5	$34.5
Income taxes	$29.2	$18.3
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 27, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 26, 2021	$110.1	2,428.0	4,257.8	(235.3)	(3,534.7)	37.2	$3,063.1	$23.9
Net earnings attributable to Hasbro, Inc.	—	—	61.2	—	—	—	61.2	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	1.2	1.2	0.5
Change in put option value		(0.4)					(0.4)	—
Other comprehensive earnings	—	—	—	(11.6)	—	—	(11.6)	—
Stock-based compensation transactions	—	30.0	—	—	20.9	—	50.9	—
Stock-based compensation expense	—	18.1	—	—	—	—	18.1	—
Dividends declared	—	—	(98.1)	—	—	—	(98.1)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(3.7)	(3.7)	(0.9)
Balance, March 27, 2022	$110.1	2,475.7	4,220.9	(246.9)	(3,513.8)	34.7	$3,080.7	$23.5

	Three Months Ended March 28, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 27, 2020	$110.1	2,329.1	4,204.2	(195.0)	(3,551.7)	40.0	$2,936.7	$24.4
Net earnings attributable to Hasbro, Inc.	—	—	116.2	—	—	—	116.2	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	1.3	1.3	—
Other comprehensive earnings	—	—	—	(11.4)	—	—	(11.4)	—
Stock-based compensation transactions	—	(5.8)	—	—	1.1	—	(4.7)	—
Stock-based compensation expense	—	16.7	—	—	—	—	16.7	—
Dividends declared	—	—	(93.6)	—	—	—	(93.6)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	(0.4)	—	—	—	(0.9)	(1.3)	(0.4)
Balance, March 28, 2021	$110.1	2,339.6	4,226.8	(206.4)	(3,550.6)	40.4	$2,959.9	$24.0

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of March 27, 2022 and March 28, 2021, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended March 27, 2022 and March 28, 2021 were each 13-week periods.
The results of operations for the quarter ended March 27, 2022 are not necessarily indicative of results to be expected for the full year 2022, nor were those of the comparable 2021 period representative of those actually experienced for the full year 2021.
Significant Accounting Policies
The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 2021 ("2021 Form 10-K").
eOne Music Sale
On June 29, 2021, the Company completed the sale of eOne Music for net proceeds of $397.0 million, including the sales price of $385.0 million and $12.0 million of closing adjustments related to working capital and net debt calculations. The final proceeds were subject to further adjustment upon completion of closing working capital, which resulting in a net outflow of $0.9 million in the fourth quarter of 2021. Fiscal year 2021 includes two quarters of financial results for the eOne Music Business.
These consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company filed with the SEC audited consolidated financial statements for the fiscal year ended December 26, 2021 in its 2021 Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.
Recently Adopted Accounting Standards
As of March 27, 2022, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
Issued Accounting Pronouncements
In March of 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04) Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in this update apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. An entity may elect to apply the amendments provided by this update beginning March 12, 2020 through December 31, 2022. The change from LIBOR to an alternate rate has not had a material impact on the Company's consolidated financial statements.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(2) Revenue Recognition
Contract Assets and Liabilities
In the ordinary course of business, the Company’s Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment segments enter into contracts to license certain of the Company’s intellectual property, providing licensees right-to-use access for use in the production and sale of consumer products and digital game development, and for use within content for distribution over streaming platforms and for television and film. The Company also licenses owned television and film content for distribution to third parties in formats that include broadcast, digital streaming and theatrical. Through these arrangements, the Company may receive advanced royalty payments from licensees, either in advance of a licensees’ subsequent sales to customers or, prior to the completion of the Company’s performance obligation. In addition, the Company’s Wizards of the Coast and Digital Gaming segment may receive advanced payments from end users of its digital games at the time of the initial purchase or through in-application purchases. These digital gaming revenues are recognized over a period of time, determined based on player usage patterns or the estimated playing life of the user or when additional downloadable content is made available. The Company defers revenues on all licensee and digital gaming advanced payments until the respective performance obligations are satisfied. The Company records the aggregate deferred revenues as contract liabilities, with the current portion recorded within Accrued Liabilities and the long-term portion recorded as Other Non-current Liabilities in the Company’s consolidated balance sheets. The Company records contract assets in the case of (1) minimum guarantees being recognized in advance of contractual invoicing, which are recognized ratably over the terms of the respective license periods, and (2) film and television distribution revenues recorded for content delivered, where payment will occur over the license term. The current portion of contract assets is recorded in Prepaid Expenses and Other Current Assets, respectively, and the long-term portion is recorded within Other Long-Term Assets.
At March 27, 2022, March 28, 2021 and December 26, 2021 the Company had the following contract assets and liabilities in its consolidated balance sheets:

	March 27, 2022	March 28, 2021	December 26, 2021
Assets
Contract assets - current	$299.8	$257.9	$286.9
Contract assets - long term	94.6	70.0	104.2
Total	$394.4	$327.9	$391.1
Liabilities
Contract liabilities - current	$97.6	$146.9	$114.1
Contract liabilities - long term	5.9	16.6	7.1
Total	$103.5	$163.5	$121.2

For the three months ended March 27, 2022, the Company collected $58.8 million of the contract assets and recognized $38.6 million of contract liabilities that were included in the December 26, 2021 balances.
Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of March 27, 2022, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future were $315.2 million. Of this amount, we expect to recognize $208.1 million in the remainder of 2022, $91.9 million in 2023, $6.6 million in 2024 and $8.6 million in 2025. These amounts include only fixed considerations.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the consolidated balance sheets as of March 27, 2022 and March 28, 2021 are primarily from contracts with customers. Of the Company’s accounts receivable, less allowance for doubtful accounts, of $931.7 million, approximately $35.0 million relates to accounts receivable held in Russia. The Company has insurance coverage for over 90% of Russia receivables. The Company had no material expense for credit losses for the quarters ended March 27, 2022 and March 28, 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Consumer Products, Entertainment, and Wizards of the Coast and Digital Gaming. The Company further disaggregates revenues within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; within its Entertainment segment by category: Film & TV, Family Brands, and Other; and within its Wizards of the Coast and Digital Gaming segment by line of business: Tabletop Gaming and Digital and Licensed Gaming. Finally, the Company disaggregates its revenues by brand portfolio into five brand categories: Franchise Brands, Partner Brands, Hasbro Gaming, Emerging Brands, and TV/Film/Entertainment. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See note 13 for further information.
(3) Earnings Per Share
Net earnings per share data for the quarters ended March 27, 2022 and March 28, 2021 were computed as follows:

	2022		2021
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$61.2	61.2	$116.2	116.2

Average shares outstanding	139.3	139.3	137.7	137.7
Effect of dilutive securities:
Options and other share-based awards	—	0.3	—	0.4
Equivalent Shares	139.3	139.6	137.7	138.1

Net earnings attributable to Hasbro, Inc. per common share	$0.44	0.44	$0.84	0.84
For the quarters ended March 27, 2022 and March 28, 2021, options and restricted stock units totaling 2.5 million and 2.2 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive.
(4) Goodwill
During the first quarter of 2021, the Company realigned its financial reporting structure creating the following three principal reportable segments: Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment. In our realignment, some, but not all, of our reporting units were changed. As a result of these changes, during 2021, the Company reallocated its goodwill among the revised reporting units based on the change in relative fair values of the respective reporting units.
Changes in the carrying amount of goodwill, by operating segment, for the quarters ended March 27, 2022 and March 28, 2021 are as follows:

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2022
Balance at December 26, 2021	$1,584.9	307.3	1,527.4	$3,419.6
Foreign exchange translation	(0.1)	0.2	(0.4)	(0.3)
Balance at March 27, 2022	$1,584.8	307.5	1,527.0	$3,419.3

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2021
Balance at December 27, 2020	$1,385.7	53.1	2,252.9	$3,691.7
Goodwill allocation	199.4	254.2	(453.6)	—
Foreign exchange translation	(0.1)	0.2	(0.4)	(0.3)
Balance at March 28, 2021	$1,585.0	307.5	1,798.9	$3,691.4

During the second quarter of 2021, the Company entered into a definitive agreement to sell the Entertainment One Music business ("eOne Music"). Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the acquisition of Entertainment One in December 2019 (the "eOne Acquisition"), the Company recorded a pre-tax non-cash goodwill impairment charge of $108.8 million, during the second quarter of 2021, within Loss on Disposal of Business in the Consolidated Statements of Operations, and within the Entertainment segment. On June 29, 2021, during the Company's fiscal third quarter, the eOne Music sale was completed and associated goodwill and intangible assets of $162.2 million were removed from the consolidated financial statements.
(5) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters ended March 27, 2022 and March 28, 2021.

	Quarter Ended
	March 27, 2022	March 28, 2021

Other comprehensive earnings (loss), tax effect:
Tax (expense) on unrealized holding gains	$(0.1)	$—
Tax benefit (expense) on cash flow hedging activities	0.9	(1.0)
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	(0.2)	0.2
Amortization of unrecognized pension and postretirement amounts	—	(0.1)
Total tax effect on other comprehensive earnings (loss)	$0.6	$(0.9)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax for the quarters ended March 27, 2022 and March 28, 2021 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2022
Balance at December 26, 2021	$(35.1)	(6.0)	0.2	(194.4)	(235.3)
Current period other comprehensive earnings (loss)	0.1	(1.2)	0.2	(10.7)	(11.6)
Balance at March 27, 2022	$(35.0)	(7.2)	0.4	(205.1)	(246.9)

2021
Balance at December 27, 2020	$(40.7)	(22.1)	0.3	(132.5)	(195.0)
Current period other comprehensive earnings (loss)	0.2	4.5	—	(16.1)	(11.4)
Balance at March 28, 2021	$(40.5)	(17.6)	0.3	(148.6)	(206.4)
Gains (Losses) on Derivative Instruments
At March 27, 2022, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $8.1 million in accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the first quarter of 2022 or forecasted to be purchased during the remainder of 2022 through 2023, intercompany expenses expected to be paid or received during 2022, television and movie production costs paid in 2022 or expected to be paid in 2023 or 2024, and cash receipts for sales made at the end of the first quarter of 2022 or forecasted to be made in the remainder of 2022. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory, the recognition of the related production costs or the recognition of the related sales or intercompany expenses to be paid or received.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes, that were repaid in full in the aggregate principal amount of $300.0 million during the first quarter of 2021 (See note 7), and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At March 27, 2022, deferred losses, net of tax of $15.4 million related to these instruments remained in AOCE. For the quarters ended March 27, 2022 and March 28, 2021, previously deferred losses of $0.2 million and $0.5 million, respectively, related to these instruments were reclassified from AOCE to net earnings.
Of the net deferred gains included in AOCE at March 27, 2022, the Company expects net gains of approximately $8.7 million to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See note 11 for additional discussion on reclassifications from AOCE to earnings.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(6) Accrued Liabilities
Components of accrued liabilities for the periods ended March 27, 2022, March 28, 2021 and December 26, 2021 were as follows:

	March 27, 2022	March 28, 2021	December 26, 2021
Participations and residuals	$301.4	$289.8	$299.1
Royalties	162.0	126.7	253.0
Deferred revenue	97.6	146.9	114.1
Payroll and management incentives	56.9	36.2	183.6
Dividends	97.6	93.5	94.0
Other taxes	74.1	67.5	95.0
Advertising	58.6	69.7	60.4
Severance	27.6	44.0	32.0
Accrued Expenses IIC & IIP	70.7	40.9	74.9
Freight	65.6	26.3	107.5
Accrued income taxes	33.1	16.5	30.9
Other	326.2	325.6	330.3
Total accrued liabilities	$1,371.4	$1,283.6	$1,674.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At March 27, 2022, March 28, 2021 and December 26, 2021, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at March 27, 2022, March 28, 2021 and December 26, 2021 also include certain assets and liabilities measured at fair value (see notes 10 and 11) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of March 27, 2022, March 28, 2021 and December 26, 2021 are as follows:

	March 27, 2022		March 28, 2021		December 26, 2021
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	901.7	$900.0	961.9	$900.0	991.7
3.55% Notes Due 2026	675.0	677.2	675.0	731.2	675.0	725.6
3.00% Notes Due 2024	500.0	498.0	500.0	533.9	500.0	521.2
6.35% Notes Due 2040	500.0	604.2	500.0	639.6	500.0	692.8
3.50% Notes Due 2027	500.0	496.5	500.0	535.8	500.0	539.2
2.60% Notes Due 2022	—	—	300.0	309.6	—	—
5.10% Notes Due 2044	300.0	321.7	300.0	333.8	300.0	374.5
6.60% Debentures Due 2028	109.9	125.4	109.9	134.4	109.9	136.7
Variable % Notes Due December 30, 2022	—	—	300.0	300.0	—	—
Variable % Notes Due December 30, 2024 (1)	340.0	340.0	570.0	570.0	397.5	397.5
Production Financing Facilities	95.8	95.8	201.8	201.8	170.1	170.1
Total long-term debt	$3,920.7	4,060.5	$4,856.7	5,252.0	$4,052.5	4,549.3
Less: Deferred debt expenses	27.0	—	33.7	—	28.2	—
Less: Current portion	155.8	—	148.9	—	200.1	—
Long-term debt	$3,737.9	4,060.5	$4,674.1	5,252.0	$3,824.2	4,549.3
(1) During the first quarter of 2022, the Company repaid $50.0 million of the Variable % Notes due December 30, 2024.
In November 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities (the "Notes") consisting of the following tranches: $300.0 million of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%, $500.0 million of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%, $675.0 million of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55% and $900.0 million of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. Net proceeds from the issuance of the Notes, after deduction of $20.0 million of underwriting discount and fees, totaled $2.4 billion. These costs are being amortized over the life of the Notes outstanding, which range from five years to ten years from the date of issuance. During 2021, the Company repaid in full the $300.0 million of 2022 Notes and recorded $9.1 million of debt extinguishment costs within other expense (income) in the Consolidated Statements of Operations.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). The full amount of the Term Loan Facilities were drawn down on December 30, 2019, the closing date of the eOne Acquisition. As of March 27, 2022, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $260.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; and, $57.5 million in the first quarter of 2022 consisting of $50.0 million of the principal balance and a principal amortization payment of $7.5 million.
Loans under the remaining Five-Year Tranche bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, plus a per annum applicable rate that fluctuates between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued by the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. As of March 27, 2022, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.
The Company may redeem its 5.10% notes due in 2044 (the "2044 Notes") at its option, at the greater of the principal amount of the notes or the present value of the remaining scheduled payments, discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.
Current portion of long-term debt at March 27, 2022 of $155.8 million, as shown on the consolidated balance sheet, represents the current portion of required quarterly principal amortization payments for the 5-Year Tranche of the Term Loan Facilities and production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2023 with the exception of certain of the Company's production financing facilities and annual principal payments related to the Term Loan Facilities.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Production Financing
In addition to the Company's financial instruments, the Company uses production financing facilities to fund its film and television productions which are typically arranged on an individual production basis by either special purpose production subsidiaries, each secured by future revenues of such production subsidiaries, which are non-recourse to the Company's assets, or through a senior revolving credit facility dedicated to production financing obtained in November 2021. The Company's senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) provides the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provides the Company with the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Revolving Production Financing Agreement extends through November 22, 2024. The Company uses the RPCF to fund certain of the Company’s original film and TV production costs. Borrowings under the RPCF are non-recourse to the Company's assets. Going forward, the Company expects to utilize the RPCF for the majority of its production financing needs.
Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received. The production financing facilities as of March 27, 2022, March 28, 2021 and December 26, 2021 are as follows:

	March 27, 2022	March 28, 2021	December 26, 2021
Production financing facilities	$199.1	$201.8	$170.1
Other loans (1)	—	7.9	—
Total	$199.1	$209.7	$170.1

Production financing included in the consolidated balance sheet as:
Non-current	$—	$82.9	$—
Current	199.1	118.9	170.1
Total	$199.1	$201.8	$170.1
(1) Other loans consist of production related demand loans, and are recorded within Short-term Borrowings in the Company's consolidated balance sheets.
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of March 27, 2022 was 3.1%.
The Company has Canadian dollar and U.S. dollar production financing loans with various banks. The carrying amounts are denominated in the following currencies:

	Canadian Dollars	U.S. Dollars	Total
As of March 27, 2022	$24.2	$71.6	$95.8
The following table represents the movements in production financing loans during the first quarter of 2022:

Production Financing
December 26, 2021	$170.1
Drawdowns	112.2
Repayments	(84.0)
Foreign exchange differences	0.8
Balance at March 27, 2022	$199.1
The Company expects to repay all of its currently outstanding production financing loans by the first quarter of 2023.
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

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at March 27, 2022, March 28, 2021, and December 26, 2021:

	March 27, 2022	March 28, 2021	December 26, 2021
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization	$489.1	$481.9	$481.7
Completed and not released	12.7	35.0	18.5
In production	157.8	147.4	151.6
Pre-production	87.7	72.8	84.0
	747.3	737.1	735.8
Film/TV Group Monetization (1)
Released, net of amortization	31.5	—	32.2
In production	15.8	—	13.0
	47.3	—	45.2
Investment in Other Programming
Released, net of amortization	5.2	14.8	5.3
Completed and not released	0.4	2.8	0.4
In production	14.4	4.2	12.6
Pre-production	1.8	8.7	1.7
	21.8	30.5	20.0

Total Program Investments	$816.4	$767.6	$801.0
(1) Due to a monetization strategy change, as of December 26, 2021 the Company began monetizing certain content assets as a Film/TV group.
The Company recorded $138.5 million of program cost amortization related to released programming in the quarter ended March 27, 2022, consisting of the following:

	Investment in Production	Investment in Content	Other	Total
Program cost amortization	$122.8	$15.6	$0.1	$138.5
(9) Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
Our effective tax rate ("ETR") from continuing operations was 21.6% for the quarter ended March 27, 2022 and 9.3% for the quarter ended March 28, 2021.
The following items caused the first quarter ETR to be significantly different from the prior year ETR:
•during the quarter ended March 27, 2022, the Company recorded a net discrete tax benefit of $2.3 million primarily associated with the release of certain valuation allowances during the quarter; and
•during the quarter ended March 28, 2021, the Company recorded a net discrete tax benefit of $8.9 million primarily associated with the decrease to our liability for uncertain tax positions that resulted from statutes of limitations

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
expiring in certain jurisdictions. Pre-tax income was benefited from a legal settlement gain, with no associated tax expense, due to the availability of net operating losses and release of the related valuation allowance on the net operating losses utilized by the settlement gain.
In May 2019, a public referendum held in Switzerland approved the Swiss Federal Act on Tax Reform and AHV Financing ("TRAF") proposals previously approved by the Swiss Parliament. The Swiss tax reform measures were effective on January 1, 2020. Changes in tax reform include the abolishment of preferential tax regimes for holding companies, domicile companies and mixed companies at the cantonal level. The enacted changes in Swiss federal and cantonal tax, including cantonal transitional provisions adopted in 2021, were not material to the Company's financial statements.
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
(10) Fair Value of Financial Instruments
The Company measures certain financial instruments at fair value. The fair value hierarchy consists of three levels: Level 1 fair values are based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access; Level 2 fair values are those based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. There have been transfers between levels within the fair value hierarchy.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At March 27, 2022, March 28, 2021 and December 26, 2021, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 27, 2022
Assets:
Available-for-sale securities	$1.6	1.6	—	—
Derivatives	9.9	—	9.9	—
Total assets	$11.5	1.6	9.9	—

Liabilities:
Derivatives	$4.6	—	4.6	—
Option agreement	1.7	—	—	1.7
Total liabilities	$6.3	—	4.6	1.7

March 28, 2021
Assets:
Available-for-sale securities	$2.2	2.2	—	—
Derivatives	9.4	—	9.4	—
Total assets	$11.6	2.2	9.4	—

Liabilities:
Derivatives	$6.8	—	6.8	—
Option agreement	21.8	—	—	21.8
Total liabilities	$28.6	—	6.8	21.8

December 26, 2021
Assets:
Available-for-sale securities	$1.9	1.9	—	—
Derivatives	10.9	—	10.9	—
Total assets	$12.8	1.9	10.9	—

Liabilities:
Derivatives	$2.6	—	2.6	—
Option agreement	1.7	—	—	1.7
Total Liabilities	$4.3	—	2.6	1.7
Available-for-sale securities include equity securities of one company quoted on an active public market.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company's derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at March 27, 2022, March 28, 2021 and December 26, 2021, and is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. Due to the 2021 revaluation of the Discovery investment and resulting impairment charges, the Company reduced the option's fair value by $20.1 million during the fourth quarter of 2021. There were no changes in these valuation techniques during the quarter ended March 27, 2022.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2022	2021
Balance at beginning of year	$(1.7)	$(20.6)
Gain from change in fair value	0.1	(1.2)
Balance at end of first quarter	$(1.6)	$(21.8)
(11) Derivative Financial Instruments
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
Cash Flow Hedges
All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales, certain production financing loans and other cross-border transactions, primarily for the remainder of 2022, 2023, and to a lesser extent, 2024.

At March 27, 2022, March 28, 2021 and December 26, 2021, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	March 27, 2022		March 28, 2021		December 26, 2021
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$196.9	7.8	$332.1	0.6	$199.1	10.4
Sales	104.3	(2.4)	208.5	0.3	104.5	(1.9)
Production financing and other	188.0	2.5	113.2	0.3	217.0	2.3
Total	$489.2	7.9	$653.8	1.2	$520.6	10.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at March 27, 2022, March 28, 2021 and December 26, 2021 as follows:

	March 27, 2022	March 28, 2021	December 26, 2021
Prepaid expenses and other current assets
Unrealized gains	$12.7	$8.4	$13.8
Unrealized losses	(2.8)	(4.4)	(3.1)
Net unrealized gains	$9.9	$4.0	$10.7

Other assets
Unrealized gains	$—	$1.8	$0.2
Unrealized losses	—	(0.2)	—
Net unrealized gains	$—	$1.6	$0.2

Accrued liabilities
Unrealized gains	$0.9	$1.7	$—
Unrealized losses	(2.7)	(5.9)	(0.1)
Net unrealized losses	$(1.8)	$(4.2)	$(0.1)

Other liabilities
Unrealized gains	$—	$—	$—
Unrealized losses	(0.2)	(0.2)	—
Net unrealized losses	$(0.2)	$(0.2)	$—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended March 27, 2022 and March 28, 2021 as follows:

	Quarter Ended
	March 27, 2022	March 28, 2021
Statements of Operations Classification
Cost of sales	$(0.4)	$—
Net revenues	(0.4)	0.5
Other	(0.5)	0.9
Net realized gains	$(1.3)	$1.4
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. Additionally, to manage transactional exposure to fair value movements on certain monetary assets and liabilities denominated in foreign currencies, the Company has implemented a balance sheet hedging program. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of March 27, 2022, March 28, 2021 and December 26, 2021 the total notional amounts of the Company's undesignated derivative instruments were $665.0 million, $653.4 million and $632.0 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At March 27, 2022, March 28, 2021 and December 26, 2021, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	March 27, 2022	March 28, 2021	December 26, 2021
Prepaid expenses and other current assets
Unrealized gains	$—	$5.0	$—
Unrealized losses	—	(1.2)	—
Net unrealized gains	$—	$3.8	$—

Accrued liabilities
Unrealized gains	$6.6	$0.1	$3.5
Unrealized losses	(9.2)	(2.5)	(6.0)
Net unrealized losses	$(2.6)	$(2.4)	$(2.5)

Total unrealized gains (losses), net	$(2.6)	$1.4	$(2.5)
The Company recorded net (losses) of $(2.6) million and $(6.1) million on these instruments to other (income) expense, net for the quarters ended March 27, 2022 and March 28, 2021, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
For additional information related to the Company's derivative financial instruments (see notes 5 and 10).
(12) Leases
The Company occupies offices and uses certain equipment under various operating lease arrangements. The Company has no material finance leases. These leases have remaining lease terms of 1 to 17 years, some of which include options to extend lease terms or options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date, was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred. Leases with an expected term of 12 months or less are not capitalized. Lease expense under such leases is recorded straight line over the life of the lease. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases.
The rent expense under such arrangements and similar arrangements that do not qualify as leases under ASU 2016-02, net of sublease income amounted to $22.3 million and $21.8 million for the quarters ended March 27, 2022 and March 28, 2021, respectively, and was not material to the Company's financial statements nor were expenses related to short-term leases (expected terms less than 12 months) or variable lease payments was not material in the quarters ended March 27, 2022 or March 28, 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information related to the Company’s leases for the quarters ended March 27, 2022 and March 28, 2021 are as follows:

	Quarter Ended
	March 27, 2022	March 28, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.4	$13.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9.1	$7.3

Weighted Average Remaining Lease Term
Operating leases	5.4 years	5.9 years
Weighted Average Discount Rate
Operating leases	2.9%	3.1%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of March 27, 2022:

March 27, 2022
2022 (excluding the three months ended March 27, 2022)	$38.5
2023	44.3
2024	31.9
2025	26.1
2026	20.3
2027 and thereafter	33.4
Total future lease payments	194.5
Less imputed interest	21.2
Present value of future operating lease payments	173.3
Less current portion of operating lease liabilities (1)	45.0
Non-current operating lease liability (2)	128.3
Operating lease right-of-use assets, net (3)	$156.7
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
The Consumer Products segment engages in the sourcing, marketing and sales of toy and game products around the world. The Consumer Products business also promotes the Company's brands through the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties, through the sale of branded consumer products such as toys and apparel. The Wizards of the Coast and Digital Gaming business engages in the promotion of the Company's brands through the development of trading card, role-playing and digital game experiences based on Hasbro and Wizards of the Coast games. Additionally, the Company out-licenses certain brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties, into digital gaming experiences. The Entertainment segment engages in the development, acquisition, production, financing, distribution and sale of world-class entertainment content including film, scripted and unscripted television, family programming, digital content and live entertainment.
The significant accounting policies of the Company's segments are the same as those referenced in note 1.
Results shown for the quarter ended March 27, 2022 are not necessarily representative of those which may be expected for the full year 2022, nor were those of the comparable 2021 periods representative of those actually experienced for the full year 2021. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.
Information by segment and a reconciliation to reported amounts for the quarters ended March 27, 2022 and March 28, 2021 are as follows:

	Quarter Ended
	March 27, 2022		March 28, 2021
Net revenues	External	Affiliate (c)	External	Affiliate (c)
Consumer Products	$672.8	$91.9	$653.9	$70.3
Wizards of the Coast and Digital Gaming	262.8	29.8	242.2	25.4
Entertainment	227.5	13.9	218.7	14.1
Corporate and Other (a)	—	(135.6)	—	(109.8)
	$1,163.1	$—	$1,114.8	$—

	Quarter Ended
Operating profit (loss)	March 27, 2022	March 28, 2021
Consumer Products (a)	$8.6	$32.3
Wizards of the Coast and Digital Gaming	106.4	110.0
Entertainment (a)	12.2	17.0
Corporate and Other (a)	(7.2)	(12.0)
	$120.0	$147.3

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Total assets	March 27, 2022	March 28, 2021	December 26, 2021
Consumer Products (b)	$4,817.9	$5,567.7	$4,925.5
Wizards of the Coast and Digital Gaming	1,877.7	616.9	1,585.1
Entertainment (a)	6,214.4	6,106.8	6,052.8
Corporate and Other (a)	(3,391.3)	(2,102.3)	(2,525.6)
	$9,518.7	$10,189.1	$10,037.8
(a) Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in both Entertainment and Corporate and Other. Allocations of certain Corporate and Other expenses, related to these assets are made to the individual operating segments at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and Other because allocations are translated from the U.S. Dollar to local currency at budgeted rates when recorded. Beginning in 2022, the Company has allocated certain of the intangible amortization costs related to the assets acquired in the eOne acquisition, between the Consumer Products and Entertainment segments. Corporate and Other also includes the elimination of inter-company balance sheet amounts.
(b) During the second quarter of 2021, the Company adjusted certain inter-segment balance sheet amounts which impacted the Consumer Products and Corporate and Other total asset values. These adjustments did not impact the Company's total assets.
(c) Amounts represent revenues from transactions with other operating segments that are included in the operating profit (loss) of the segment.
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the quarters ended March 27, 2022 and March 28, 2021:

	Quarter Ended
	March 27, 2022	March 28, 2021
North America	$405.2	$362.7
Europe	176.7	188.5
Asia Pacific	52.2	64.8
Latin America	38.7	37.9
Net revenues	$672.8	$653.9
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters ended March 27, 2022 and March 28, 2021:

	Quarter Ended
	March 27, 2022	March 28, 2021
Tabletop Gaming	$192.2	$175.3
Digital and Licensed Gaming	70.6	66.9
Net revenues	$262.8	$242.2
The following table represents consolidated Entertainment segment net revenues by category for the quarters ended March 27, 2022 and March 28, 2021:

	Quarter Ended
	March 27, 2022	March 28, 2021
Film and TV	$190.2	$166.4
Family Brands	23.2	18.8
Music and Other	14.1	33.5
Net revenues	$227.5	$218.7

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents consolidated net revenues by brand and entertainment portfolio for the quarters ended March 27, 2022 and March 28, 2021:

	Quarter Ended
	March 27, 2022	March 28, 2021
Franchise Brands (1)	$543.1	$523.1
Partner Brands	206.5	188.0
Hasbro Gaming (2)	143.6	136.3
Emerging Brands (1)	76.4	73.1
TV/Film/Entertainment	193.5	194.3
Total	$1,163.1	$1,114.8
(1) Effective in the first quarter of 2022, the Company moved PEPPA PIG into Franchise Brands from Emerging Brands. For comparability, net revenues for the quarter ended March 28, 2021 have been restated to reflect the elevation of PEPPA PIG from Emerging Brands to Franchise Brands, which amounted to a change of $31.6 million.
(2) Hasbro's total gaming category, which includes all gaming net revenues, both those reported in Hasbro Gaming and those reported elsewhere, most notably MAGIC: THE GATHERING and MONOPOLY which are reported within Franchise Brands, totaled $378.8 million and $365.3 million for the quarters ended March 27, 2022 and March 28, 2021, respectively.
(14) Restructuring Actions
During 2018 and 2020, the Company took certain restructuring actions including headcount reduction aimed at right-sizing the Company’s cost-structure and integration actions related to the acquisition of eOne.
As of March 27, 2022, the Company had a remaining balance of $13.3 million in termination payments related to these programs.
(15) Subsequent Event
On April 13, 2022, the Company announced that it entered into a definitive agreement with Fandom, Inc. to purchase D&D Beyond for $146.3 million to be paid in cash. D&D Beyond is the premier digital content platform for DUNGEONS & DRAGONS. It is a rapidly growing role-playing game digital toolset that will become the hub for DUNGEONS & DRAGONS digital gaming. The strategic acquisition of D&D Beyond is expected to deliver a direct relationship with fans, providing valuable, data-driven insights to unlock opportunities for growth in new product development, live services and tools, and regional expansions.
The transaction is subject to customary closing conditions, including obtaining required regulatory approvals, and is expected to close late in the second quarter or early in the third quarter of 2022. The transaction will be funded out of cash on hand and is not expected to have a material impact on Hasbro's 2022 results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
OBJECTIVE
Our objective within the following discussion is to provide an analysis of the Company’s Financial Condition, Cash Flows and Results of Operations from management's perspective which should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in Part I, Item 1 of this Form 10-Q.
Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.
EXECUTIVE SUMMARY
Hasbro, Inc. (“Hasbro”) is a global play and entertainment company committed to Creating the World’s Best Play and Entertainment Experiences and making the world a better place for all children, fans and families. Hasbro delivers immersive brand experiences for global audiences through consumer products, including toys and games; gaming, led by the team at Wizards of the Coast, an award-winning developer of tabletop and digital games; and entertainment through Entertainment One (“eOne”), our independent studio.
Our iconic brands include MAGIC: THE GATHERING, NERF, PLAY-DOH, TRANSFORMERS, PEPPA PIG, MONOPOLY, MY LITTLE PONY, BABY ALIVE, DUNGEONS & DRAGONS, PJ MASKS and POWER RANGERS, as well as premier partner brands. For the past decade, we have been consistently recognized for our corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media and one of the World’s Most Ethical Companies by Ethisphere Institute.
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
During each of the periods presented in this Form 10-Q there were certain charges incurred which impacted operating results. These charges are detailed below in the Results of Operations - Consolidated.
Coronavirus Pandemic
Since the onset of the novel coronavirus (COVID-19) pandemic in early 2020, our business, has been adversely impacted by the challenges and risks associated with both the initial, and the residual effects of the spread of the virus worldwide. Certain effects of the COVID-19 pandemic, including difficulties in shipping and distributing products due to ongoing constraints in port capacity, shipping containers and truck transportation, have continued into the first quarter of 2022 and are expected to continue through the remainder of the year. These and other disruptions have led to higher costs for both ocean and air freight and delays in the availability of products, which can result in delayed sales and, in some cases, lost sales. In response to these and other challenges, we have developed and continue to evaluate and execute plans to mitigate the negative impacts of COVID-19 to our business. For example, to mitigate product input cost increases, we implemented certain price increases during 2021. The Company continues to review the impact of increasing costs and plans to implement further price increases in 2022. Additionally, during the first quarter of 2022, the Company accelerated certain inventory purchases to ensure sufficient finished goods and raw material availability, ahead of expected periods of high consumer demand. We believe these mitigating actions will minimize the adverse impacts to our financial results for fiscal year 2022.
The COVID-19 outbreak continues to be fluid and it is difficult to forecast the impact it could have on our future operations. However, since the initial outbreak, we have maintained sufficient liquidity and access to capital resources and we continue to closely monitor customer health and collectability of receivables. Please see Part I, Item 1A. Risk Factors and Part I, Item 1. Business, in the Company's Form 10-K for the fiscal year ended December 26, 2021 for further information.

First quarter 2022 highlights:
•First quarter net revenues were $1.2 billion compared to $1.1 billion in the first quarter of 2021 and included an unfavorable foreign currency translation of $17.4 million. Absent the unfavorable impact of foreign currency exchange, first quarter net revenues increased 6%.
•Net revenues grew in all major operating segments: Wizards of the Coast and Digital Gaming segment net revenues increased 9% to $262.8 million; Entertainment segment net revenues increased 4% to $227.5 million; Consumer Products segment net revenues increased 3% to $672.8 million.
•Partner Brands portfolio net revenues increased 10%; Hasbro Gaming and Emerging Brands net revenues each increased 5%; Franchise Brands net revenues increased 4% while TV/Film/Entertainment portfolio net revenues were flat in the first quarter of 2022, reflecting the sale of eOne Music which represented $31.8 million of TV/Film/Entertainment portfolio net revenues in the first quarter of 2021.
•Operating profit was $120.0 million, or 10.3% of net revenue, in the first quarter of 2022 compared to operating profit of $147.3 million, or 13.2% of net revenue, in the first quarter of 2021.
•Operating Profit in the Wizards of the Coast and Digital Gaming segment decreased 3% to $106.4 million; Entertainment segment operating profit decreased 28% to $12.2 million; Consumer Products segment decreased 73% to $8.6 million; and Corporate and Other operating losses improved 40% to $7.2 million.
•Certain charges impacted operating segment performance for the Company’s Consumer Products and Entertainment segments, which are discussed further below in Segment Results.
•Net earnings attributable to Hasbro, Inc. of $61.2 million, or $0.44 per diluted share, in the first quarter of 2022 compared to net earnings of $116.2 million, or $0.84 per diluted share, in the first quarter of 2021.
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
SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarters ended March 27, 2022 and March 28, 2021.

	Quarter Ended
	March 27, 2022	March 28, 2021
Net revenues	$1,163.1	$1,114.8
Operating profit	120.0	147.3
Earnings before income taxes	80.2	129.5
Net earnings	62.9	117.5
Net earnings attributable to noncontrolling interests	1.7	1.3
Net earnings attributable to Hasbro, Inc.	61.2	116.2
Diluted earnings per share	0.44	0.84
RESULTS OF OPERATIONS – CONSOLIDATED
The quarters ended March 27, 2022 and March 28, 2021 were each 13-week periods.
Diluted earnings per share attributable to Hasbro, Inc. for the quarters ended March 27, 2022 and March 28, 2021 include certain charges as described below.
•Net charges of $15.9 million, or $0.11 per diluted share and $20.4 million, or $0.15 per diluted share, of intangible amortization costs for the quarters ended March 27, 2022 and March 28, 2021, respectively, related to the intangible assets acquired in the eOne acquisition. Beginning in 2022, certain of these intangible amortization costs have been allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets. In 2021, these intangible amortization costs were recorded within the Entertainment segment.
•Net charges of $2.3 million, $0.02 per diluted share and $1.7 million, or $0.01 per diluted share, for the quarters ended March 27, 2022 and March 28, 2021, respectively, of expense associated with retention awards granted in connection with the eOne acquisition. These expenses are included within Selling, Distribution and Administration within the Corporate segment.
Consolidated net revenues for the first quarter of 2022 grew 4% to $1,163.1 million from $1,114.8 million for the first quarter of 2021 and included an unfavorable $17.4 million impact from foreign currency translation as a result of weakening currencies, primarily in Europe.
Operating profit for the first quarter of 2022 was $120.0 million, or 10.3% of net revenues, compared to operating profit of $147.3 million, or 13.2% of net revenues, for the first quarter of 2021. The operating profit decrease was primarily driven by higher costs of sales due to higher product input and freight costs as a result of rising costs and supply chain disruptions, higher program amortization costs within the Entertainment segment, reflecting the mix of programming deliveries in the quarter, higher product development costs to support growth in Wizards of the Coast and to a lesser extent, higher marketing and sales costs. These cost increases were partially offset by lower royalty expense and lower advertising costs during the first quarter of 2022.
Net earnings attributable to Hasbro, Inc. decreased to $61.2 million for the quarter ended March 27, 2022, compared to $116.2 million for the quarter ended March 28, 2021.
Diluted earnings per share attributable to Hasbro, Inc. were $0.44 for the first quarter of 2022 compared to $0.84 for the first quarter of 2021.
The following table presents net revenues by brand and entertainment portfolio for the quarters ended March 27, 2022 and March 28, 2021.

	Quarter Ended
	March 27, 2022	March 28, 2021	% Change
Franchise Brands	$543.1	$523.1	4%
Partner Brands	206.5	188.0	10
Hasbro Gaming	143.6	136.3	5
Emerging Brands	76.4	73.1	5
TV/Film/Entertainment	193.5	194.3	—
Total	$1,163.1	$1,114.8	4%

Brand portfolio net revenues for the first quarter of 2021 have been restated to reflect the elevation of PEPPA PIG from Emerging Brands to Franchise Brands, effective for the first quarter of 2022. As a result, first quarter 2021 net revenues of $31.6 million were reclassified from Emerging Brands to Franchise Brands.
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 4% in the first quarter of 2022 compared to the first quarter of 2021. Drivers of the net revenue increase include higher net revenues from MAGIC: THE GATHERING products reflecting record sales from the Kamigawa: Neon Dynasty set release and higher net revenues from MY LITTLE PONY, following the September 2021 release of the feature length film, MY LITTLE PONY: A NEW GENERATION and the associated product line. In addition, higher net revenues from PEPPA PIG were driven by the third quarter 2021 launch of the Company's first line of PEPPA PIG products. These net revenue increases were partially offset by lower net revenues from MONOPOLY products and to a lesser extent, lower net revenues from BABY ALIVE and NERF products during the first quarter of 2022.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 10% in the first quarter of 2022 compared to the first quarter of 2021. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues from partner brands fluctuate depending on entertainment popularity, release dates and related product line offerings and success. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms.
During the first quarter of 2022, Partner Brands net revenue increases were driven by the Company's products for MARVEL, primarily from momentum in the SPIDER-MAN franchise which benefited from entertainment releases including Marvel Studios' SPIDER-MAN: NO WAY HOME, released in December 2021 and the children’s animated television series Marvel's SPIDEY and HIS AMAZING FRIENDS. In addition, the Company's products for Marvel's AVENGERS benefited ahead of the planned Marvel Studios' release of DOCTOR STRANGE in the MULTIVERSE of MADNESS, expected in May 2022. To a lesser extent, net revenues from the Company's line of STAR WARS products increased as a result of the lineup of entertainment from Lucasfilms including, THE BOOK of BOBA FETT released in the first fiscal quarter of 2022 and the upcoming launch of the OBI-WAN KENOBI series, expected in the second quarter of 2022, both on Disney+. These increases were partially offset by net revenue declines from DISNEY FROZEN and to a lesser extent, DISNEY PRINCESS products as well as lower net revenues from BEYBLADE products during the first quarter of 2022.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio increased 5% in the first quarter of 2022 compared to the first quarter of 2021. Higher net revenues were driven by net revenue increases from DUNGEONS & DRAGONS products and to a lesser extent, net revenue increases from DUEL MASTERS and AVALON HILL'S HeroQuest products. These net revenue increases were partially offset by lower net revenues from certain classic game products including CLUE and RISK.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably revenues from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, totaled $378.8 million for the first quarter of 2022, an increase of 4%, as compared to $365.3 million in the first quarter of 2021.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 5% during the first quarter of 2022 compared to the first quarter of 2021. Net revenue increases during the first quarter of 2022 were driven by POWER RANGERS and PJ MASKS products, partially offset by lower net revenues from SUPER SOAKER and certain PLAYSKOOL products.
TV/FILM/ENTERTAINMENT: During the first quarter of 2022, net revenues from the TV/Film/Entertainment portfolio were flat compared to the first quarter of 2021. First quarter 2022 net revenues were driven by higher scripted television deliveries, most notably from the Netflix streaming series GRAYMAIL and from THE ROOKIE television series, as well as higher deliveries of unscripted programs compared to the first quarter of 2021, where deliveries were limited or delayed due to the impact of the COVID-19 pandemic. To a lesser extent, TV/Film/Entertainment portfolio net revenues benefited from feature film production revenue contributions from titles including DEEP WATER as well as from the Company's live entertainment business which resumed live touring shows in 2022.
SEGMENT RESULTS
The following table presents net external revenues and operating profit data for the Company's principal segments for the quarters ended March 27, 2022 and March 28, 2021:

	Quarter Ended
	March 27, 2022	March 28, 2021	% Change
Net Revenues
Consumer Products	$672.8	$653.9	3%
Wizards of the Coast and Digital Gaming	262.8	242.2	9%
Entertainment *	227.5	218.7	4%

Operating Profit
Consumer Products	$8.6	$32.3	-73%
Wizards of the Coast and Digital Gaming	106.4	110.0	-3%
Entertainment *	12.2	17.0	-28%
Corporate and Other	(7.2)	(12.0)	40%
* Entertainment segment net revenues and operating profit, for the quarter ended March 27, 2021 include $31.8 million and $3.1 million, respectively, from eOne Music, which was sold at the beginning of the third quarter of 2021.

Beginning in 2022, intangible amortization costs related to the intangible assets acquired in the eOne acquisition have been allocated between the Consumer Products and Entertainment segments in the amounts of $10.3 million and $8.8 million, respectively, to match the revenue generated from such intangible assets. In 2021, comparable intangible amortization costs of $24.9 million were recorded within the Entertainment segment.
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the quarters ended March 27, 2022 and March 28, 2021.

	Quarter Ended
	March 27, 2022	March 28, 2021
North America	$405.2	362.7
Europe	176.7	188.5
Asia Pacific	52.2	64.8
Latin America	38.7	37.9
Net Revenues	$672.8	$653.9
The Consumer Products segment net revenues increased 3% to $672.8 million for the first quarter of 2022 compared to $653.9 million for the first quarter of 2021 and included the impact of an unfavorable $13.5 million currency translation, most notably from the Company's European markets. Drivers of the net revenue increase include higher sales of the Company's products for MARVEL, higher sales of PEPPA PIG and MY LITTLE PONY products, and higher net revenues from POWER RANGERS and PJ MASKS products. Partially offsetting these increases were lower sales of TRANSFORMERS and MONOPOLY products and lower sales of the Company's products for DISNEY PRINCESS and DISNEY FROZEN. Net revenues increased in North America and to a lesser extent, in Latin American markets during the first quarter of 2022, while net revenues declined in the Company's Asia Pacific and Europe regions. In Europe, where the impact of foreign currency exchange was more significant compared to other regions, net revenue remained relatively flat absent the unfavorable foreign currency exchange impact of $12.0 million.
Consumer Products segment operating profit for the first quarter of 2022 was $8.6 million or 1.3% of segment net revenues, compared to segment operating profit of $32.3 million or 4.9% of segment net revenues, for the first quarter of 2021. As noted above, in alignment with the revenue generated from the assets acquired in the eOne acquisition, the first quarter of 2022 includes $10.3 million of intangible amortization, which in 2021 was all reported in the Entertainment segment results. This allocation of intangible amortization drove a 1.5% decline in operating margin for the Consumer Products segment. The remaining operating profit decrease in the first quarter of 2022 was driven by higher product costs and distribution costs as a result of global supply chain disruptions, including higher freight costs. These negative impacts were partially offset by price increases implemented during 2021 and lower royalty expenses due to a favorable product mix during the first quarter of 2022.

Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters ended March 27, 2022 and March 28, 2021.

	Quarter Ended
	March 27, 2022	March 28, 2021
Tabletop Gaming	$192.2	$175.3
Digital and Licensed Gaming	70.6	66.9
Net revenues	$262.8	$242.2
Wizards of the Coast and Digital Gaming segment net revenues increased 9% in the first quarter of 2022 to $262.8 million from $242.2 million in the first quarter of 2021 and included the impact of an unfavorable $2.9 million foreign currency translation.
The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the first quarter of 2022 was attributable to net revenue increases from Wizards of the Coast tabletop and digital gaming products, most notably, MAGIC: THE GATHERING, driven by sales of the Kamigawa: Neon Dynasty set release, and to a lesser extent, higher digital net revenues from Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance. In addition, higher net revenues from DUNGEONS & DRAGONS and DUEL MASTERS products contributed to the increase during the first quarter.
Wizards of the Coast and Digital Gaming segment operating profit was $106.4 million, or 40.5% of segment net revenues for the first quarter of 2022, compared to operating profit of $110.0 million, or 45.4% of segment net revenues, for the first quarter of 2021. The operating profit decrease during the first quarter of 2022 was the result of higher product input costs associated with tabletop gaming, increased product development expenses, higher freight costs, as well as higher administrative expenses including higher personnel costs during the first quarter of 2022. These increases were partially offset by lower advertising and promotional expenses compared to the first quarter of 2021, where the Company incurred higher costs associated with the launch of the mobile version of Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for the quarters ended March 27, 2022 and March 28, 2021.

	Quarter Ended
	March 27, 2022	March 28, 2021
Film and TV	$190.2	$166.4
Family Brands	23.2	18.8
Music and Other *	14.1	33.5
Net revenues	$227.5	$218.7
*Music and Other category net revenues for the quarter ended March 27, 2021 includes $31.8 million related to eOne Music, which was sold at the beginning of the third quarter of 2021.
Entertainment segment net revenues increased 4% to $227.5 million for the first quarter of 2022, compared to $218.7 million for the first quarter of 2021. Foreign currency translation did not have a significant impact on Entertainment segment net revenues. The net revenue increase during the first quarter of 2022 was driven by higher deliveries of both unscripted and scripted television programming and to a lesser extent, higher net revenues from the Company's live entertainment business which resumed live touring shows in 2022. Also contributing to the increase during the first quarter of 2022 were higher net revenues from streaming animated content deals related to programming featuring the Company's brands. These increases were partially offset by the sale of the eOne Music business in the third quarter of 2021, which accounted for $31.8 million of segment net revenues in the first quarter of 2021.
Entertainment segment operating profit was $12.2 million, or 5.4% of segment net revenues for the first quarter of 2022 compared to operating profit of $17.0 million, or 7.8% of segment net revenues for the first quarter of 2021. The operating profit decrease during the first quarter of 2022 was driven by higher program cost amortization reflecting the mix of programming delivered during the first quarter of 2022 and the impact of the sale of eOne Music described above. These declines were partially offset by the allocation of $10.3 million of amortization costs related to the intangible assets acquired in the eOne acquisition to the Consumer Products segment to match the revenue generated from such assets in the first quarter of 2022.
Corporate and Other Segment
The Corporate and Other segment operating losses were $7.2 million for the first quarter of 2022 compared to operating losses of $12.0 million for the first quarter of 2021. The decline in operating losses in 2022 were the result of lower royalty expense and lower administrative expenses.
OPERATING COSTS AND EXPENSES
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended March 27, 2022 and March 28, 2021.

	Quarter Ended
	March 27, 2022	March 28, 2021
Cost of sales	28.6%	26.0%
Program cost amortization	11.9%	8.7%
Royalties	7.7%	9.8%
Product development	6.0%	5.5%
Advertising	6.7%	7.9%
Amortization of intangibles	2.3%	3.0%
Selling, distribution and administration	26.4%	25.9%
Cost of sales for the first quarter of 2022 was $333.1 million, or 28.6% of net revenues, compared to $289.9 million, or 26.0% of net revenues, for the first quarter of 2021. The cost of sales increase in dollars was due to higher sales volumes and higher product costs, including higher freight costs, partially offset by the impact of a favorable $6.5 million of foreign currency exchange. The cost of sales increase as a percent of net revenues was driven by the impact of higher product costs and freight costs described above.
Program cost amortization increased to $138.5 million, or 11.9% of net revenues, for the first quarter of 2022 from $97.5 million, or 8.7% of net revenues, for the first quarter of 2021. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue. The increase in dollars and as a percent of net revenues during the first quarter of 2022 was driven by the volume and mix of both scripted and unscripted programming revenues during the first quarter of 2022 compared to the first quarter of 2021.
Royalty expense for the first quarter of 2022 decreased to $90.1 million, or 7.7% of net revenues, compared to $108.9 million, or 9.8% of net revenues, for the first quarter of 2021. Fluctuations in royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The decrease in royalty expense in dollars was driven by the impact of the sale of eOne Music and the mix of first quarter 2022 Film and TV deliveries. In addition, certain licensing agreements acquired through the eOne acquisition expired, which carried higher royalty expenses in prior periods. The decrease in royalty expense as a percent of net revenues during the first quarter of 2022 was the result of a higher percentage of product sales that do not carry significant royalty expenses.
Product development expense for the first quarter of 2022 was $69.6 million, or 6.0% of net revenues, compared to $61.8 million, or 5.5% of net revenues, for the first quarter of 2021. The increase was primarily related to increased investments in the development of Wizards of the Coast tabletop and digital gaming initiatives.
Advertising expense for the first quarter of 2022 was $77.6 million, or 6.7% of net revenues, compared to $87.9 million, or 7.9% of net revenues, for the first quarter of 2021. Advertising spend is generally impacted by revenue mix and the number and type of entertainment releases delivered. The advertising expense decrease during the first quarter of 2022 was driven by lower expense within the Entertainment segment, as well as lower 2022 expense within the Wizards of the Coast and Digital Gaming segment, compared to the first quarter 2021, where advertising expense was driven by support for the launch of the mobile version of Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance, with no comparable releases in 2022.
Amortization of intangible assets decreased to $27.1 million, or 2.3% of net revenues, for the first quarter of 2022, compared to $32.9 million, or 3.0% of net revenues, for the first quarter of 2021. The decrease in 2022 is related to the discontinuation of amortization related to the eOne Music intangible assets following the sale of eOne Music in the third quarter of 2021.

For the first quarter of 2022, the Company's selling, distribution and administration expenses increased to $307.1 million, or 26.4% of net revenues, from $288.6 million, or 25.9% of net revenues, for the first quarter of 2021. The increase in selling, distribution and administration expenses reflects higher marketing and sales and administrative costs, including higher compensation expense, as well as higher distribution and warehousing costs, primarily due to ongoing global supply chain disruptions. These increases were partially offset by lower administrative costs as a result of the sale of eOne Music during 2021.
NON-OPERATING EXPENSE (INCOME)
Interest expense for the first quarter of 2022 totaled $41.6 million compared to $47.9 million in the first quarter of 2021. The decrease in interest expense during the first quarter of 2022 primarily reflects long-term debt repayments made throughout 2021 and during the first quarter of 2022, related to borrowings utilized for the eOne acquisition.
Interest income was $2.1 million for the first quarter of 2022 compared to $1.2 million in the first quarter of 2021, respectively. Higher average interest rates in 2022 compared to 2021 contributed to the increase.
Other expense (income), net was $0.3 million for the first quarter of 2022 compared to other (income), net of $(28.9) million in the first quarter of 2021. The decline was primarily driven by a first quarter 2021 gain of $25.6 million realized from a legal settlement with no comparable gain in 2022 and lower earnings from the Company's joint venture with Discovery, partially offset by lower foreign currency losses during the first quarter of 2022.
INCOME TAXES
Income tax expense totaled $17.3 million on pre-tax income of $80.2 million in the first quarter of 2022 compared to income tax expense of $12.0 million on pre-tax income of $129.5 million in the first quarter of 2021. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first quarter of 2022, favorable discrete tax adjustments were a net benefit of $2.3 million, compared to a net benefit of $8.9 million in the first quarter of 2021. The favorable discrete tax adjustments for the first quarter of 2022 primarily relate to the release of certain valuation allowances during the quarter. The favorable discrete tax adjustments for the first quarter of 2021 primarily relate to expiration of statutes of limitation for uncertain tax positions. In the first quarter of 2021, pre-tax income benefited from a legal settlement gain with no associated tax expense, due to the availability of net operating losses ("NOLs") and release of the related valuation allowance on the NOLs utilized by the settlement gain. Absent this discrete gain and tax items, the tax rates for the first quarter of 2022 and 2021 were 24.4% and 20.1%, respectively. The increase in the adjusted base rate of 24.4% for the first quarter of 2022 is primarily due to the mix of jurisdictions where the Company earned its profits.
The Tax Cuts and Jobs Act of 2017 ("Tax Act") provided for significant changes to the U.S. tax system including the mandatory capitalization of Research and Experimentation costs starting in the 2022 tax year. The Company is still assessing the impact, however the legislation is not expected to have a material effect on the Company's financial statements.
OTHER INFORMATION
Business Seasonality and Shipments
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
Quick response inventory management practices being used by retailers as well as growth in ecommerce result in orders increasingly placed for immediate delivery and fewer orders placed well in advance of shipment. Retailers are timing their orders so that they are filled by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during the current holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s future revenues. However, more recently the Company's inventory levels reflect ongoing global supply chain disruptions, which began in late 2020 as economies slowly recovered from COVID-19 shutdowns, while consumer demand began to outpace the capacity of the global supply chain infrastructure. Supply chain constraints, including overcrowding of cargo ports and shipping container and truck transportation shortages, have also led to higher costs for ocean, air and over the road freight and delays in the availability of products, as inventory remains in transit for extended periods of time. These and other disruptions are expected to continue throughout 2022. During the first quarter of 2022, the Company accelerated certain inventory purchases, to ensure sufficient finished goods and raw material availability ahead of expected periods of high consumer demand. As a result, the Company expects 2022 inventory shipments to peak between May and July as opposed to the historical timeline of August to December.
Unlike the Company's retail sales patterns, revenue patterns from the Company's entertainment businesses fluctuate based on the timing and popularity of television, film, streaming and digital content releases. Release dates are determined by factors including the timing of holiday periods, geographical release dates and competition in the market.
Accounting Pronouncement Updates
As of March 27, 2022, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements. The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 2021.
Recently Issued Accounting Pronouncements
In March of 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU 2020-04) Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions, for a limited period of time, to ease the potential burden of recognizing the effects of reference rate reform on financial reporting. The amendments in this update apply to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to the global transition away from LIBOR and certain other interbank offered rates. An entity may elect to apply the amendments provided by this update beginning March 12, 2020 through December 31, 2022. The change from LIBOR to an alternate rate has not had a material impact on the Company's consolidated financial statements.
Russian Sanctions
As a result of the recent military conflict in Ukraine, which has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, the Company has paused all shipments and new content distribution into Russia. Although our business has not been materially impacted by the ongoing military conflict, the extent to which our operations, or those of our suppliers and manufacturers will be impacted remains unknown. Any longstanding disruptions may magnify the impact of other risks described in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 26, 2021.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first three months of 2022 and 2021, the Company primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, used borrowings under its available lines of credit. In addition, the Company’s Entertainment operating segment used production financing to fund certain of its television and film productions which are typically arranged on an individual production basis using either the Company's revolving film and television production credit facility or through special purpose production subsidiaries. For more information on the Company's production financing facilities, including expected future repayments, see note 7 to the consolidated financial statements included in Part I of this Form 10-Q.

The Company expects to continue to fund its working capital needs primarily through available cash, cash flows from operations and from production financing facilities and, if needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit and production financing, are adequate to meet its working capital needs for the remainder of 2022, including the repayment of the current portion of long-term debt of $155.8 million, as shown on the consolidated balance sheets, which represents the current portion of required quarterly principal amortization payments for our term loan facilities and other short-term production financing facilities, each as described below. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of March 27, 2022, the Company's cash and cash equivalents totaled $1,057.9 million, of which $38.8 million is restricted under the Company’s production financing facilities.
Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Act provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of March 27, 2022, the Company had a total liability of $156.1 million related to this tax, $18.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $137.7 million is presented within other liabilities, non-current on the consolidated balance sheets included in Part I of this Form 10-Q. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of March 27, 2022 are denominated in the U.S. dollar.
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

	March 27, 2022	March 28, 2021	% Change
Cash and cash equivalents (including restricted cash of $38.8 and $72.1)	$1,057.9	$1,430.4	-26%
Accounts receivable, net	931.7	810.4	15%
Inventories	644.3	429.2	50%
Prepaid expenses and other current assets	621.4	566.0	10%
Other assets	1,284.9	1,266.0	1%
Accounts payable and accrued liabilities	1,783.1	1,595.7	12%
Other liabilities	633.6	777.7	-19%
Accounts receivable increased 15% to $931.7 million at March 27, 2022, compared to $810.4 million at March 28, 2021. Absent the unfavorable foreign currency exchange impact of $21.7 million, accounts receivable increased 18% or $143.0 million. The increase in accounts receivable was driven by higher sales during the first quarter of 2022. Days sales outstanding increased from 66 days at March 28, 2021 to 73 days at March 27, 2022 primarily due to Entertainment receivables, which have longer collection periods.

Inventories increased to $644.3 million as of March 27, 2022, compared to $429.2 million at March 28, 2021. Absent the unfavorable foreign currency exchange impact of $19.8 million, inventories increased 55% or $234.9 million. The increase in 2022 inventory balances reflects increased lead-times and higher freight-in costs, most notably in the U.S. and Europe, attributable to the Company's Consumer Products and Wizards of the Coast tabletop gaming businesses. In addition, to mitigate the impact of certain global supply chain challenges, the Company accelerated inventory purchases in the first quarter.
Prepaid expenses and other current assets increased 10% to $621.4 million at March 27, 2022 from $566.0 million at March 28, 2021. The increase was driven by higher accrued tax credit balances related to film and television production costs due to increased productions and timing of tax credit claims as well as higher accrued royalty and licensing balances, primarily attributable to the Company's Entertainment business. These increases were partially offset by lower prepaid royalty balances in relation to the Company’s MARVEL, POWER RANGERS and DISNEY PRINCESS royalty agreements and from lower prepaid tax balances during the second quarter 2022.
Other assets increased to $1,284.9 million at March 27, 2022 from $1,266.0 million at March 28, 2021. The increase was driven by higher capitalized film and television content and production balances due to increased investments in productions and acquired content, higher long-term accrued income balances related to certain of the Company's content distribution arrangements and higher non-current receivable balances within the Entertainment segment. These increases were partially offset by a lower balance for the Company's investment in Discovery Family Channel, due to an impairment charge recorded in the fourth quarter of 2021 and distributions made in the first quarter of 2022, and from certain content and production assets sold in connection with the sale of eOne Music during the third quarter of 2021.
Accounts payable and accrued liabilities increased 12% to $1,783.1 million at March 27, 2022 from $1,595.7 million at March 28, 2021 driven by higher account payable balances, higher accrued freight balances due to increased costs as a result of supply chain disruptions, higher accrued royalty balances due to higher sales of partner brand products as well as growth in the Entertainment segment, higher accrued expenses for investments in content and productions, higher incentive compensation accruals, and higher accrued tax balances. These increases were partially offset by lower deferred revenue balances due to the timing of certain scripted television content deliveries, lower accounts payable and accrued liabilities balances associated with the sale of eOne Music and lower severance accruals from payments made in relation to restructuring actions taken in 2020.
Other liabilities decreased 19% to $633.6 million at March 27, 2022 from $777.7 million at March 28, 2021. The decrease was driven by lower long-term lease liability balances, lower long-term deferred tax liability balances due to the sale of eOne Music during the third quarter of 2021, a lower Discovery option agreement balance due to a revaluation of the Discovery Family Channel investment during the fourth quarter of 2021, a lower transition tax liability balance reflecting the reclassification of the 2021 installment payment due April 2022, and lower tax reserves.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the quarters ended March 27, 2022 and March 28, 2021.

	March 27, 2022	March 28, 2021
Net cash provided by (utilized for):
Operating activities	$134.7	$377.6
Investing activities	(23.9)	(25.5)
Financing activities	(77.5)	(370.8)
Net cash provided by operating activities in the first quarter of 2022 was $134.7 million compared to $377.6 million in the first quarter of 2021. The $242.9 million decrease in net cash provided by operating activities was primarily attributable to lower earnings in 2022 and higher working capital requirements, including higher inventory costs, higher incentive bonus payments and higher freight costs due to ongoing supply chain constraints.
Net cash utilized for investing activities was $23.9 million in the first quarter of 2022 compared to $25.5 million in the first quarter of 2021. Additions to property, plant and equipment were $29.2 million in the first quarter of 2022 compared to $23.9 million in the first quarter of 2021.
Net cash utilized for financing activities was $77.5 million in the first quarter of 2022 compared to $370.8 million in the first quarter of 2021. Financing activities in the first quarter of 2022 include payments totaling $57.5 million related to the $1.0 billion in term loans described below, consisting of $50.0 million principal and a quarterly principal amortization payment of $7.5 million toward the Five-Year Tranche loan, in addition to drawdowns of $112.2 million and repayments of $84.0 million, related to production financing loans. Financing activities in the first quarter of 2021 included the early repayment of $300.0 million aggregate principal amount of 3.15% Notes due May 2021, as well as drawdowns of $72.4 million and repayments of $37.4 million related to production financing loans. In addition, during the first quarter of 2021, the Company made a quarterly principal amortization payment of $7.5 million toward the Five-Year Tranche loan described below.
Dividends paid in the first quarter of 2022 totaled $94.5 million, consistent with dividends paid in the first quarter of 2021 of $93.4 million.
Sources and Uses of Cash
The Company commits to inventory production, advertising and marketing expenditures in support of its consumer products business, prior to the peak fourth quarter retail selling season. Accounts receivable typically increase during the third and fourth quarter as customers increase their purchases to meet consumer demand expected in the holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable sometimes makes it necessary for the Company to borrow amounts during the latter part of the year. In the Company's entertainment business, expenditures of cash for productions are often made well in advance of sale and delivery of the content produced. Trading card and digital gaming revenues have shorter collection periods, but product development expense often occurs years prior to release and revenue generation. During the first quarter of 2022 and 2021, the Company primarily used cash from operations and, to a lesser extent, borrowings under available lines of credit, in particular production financing vehicles, to fund its working capital.
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. At March 27, 2022, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.5 billion. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of March 27, 2022. The Company had no borrowings outstanding under its committed revolving credit facility as of March 27, 2022. However, letters of credit outstanding under this facility as of March 27, 2022 were approximately $3.1 million. Amounts available and unused under the committed line, at March 27, 2022 were approximately $1.5 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $10.9 million was utilized at March 27, 2022. Of the amount utilized under, or supported by, the uncommitted lines, approximately $10.2 million and $0.7 million represent letters of credit and outstanding short-term borrowings, respectively.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. As of March 27, 2022, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $260.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; and, $57.5 million in the first quarter of 2022 consisting of $50.0 million principle and a quarterly principal amortization payment of $7.5 million. The Company is subject to certain financial covenants contained in this agreement and as of March 27, 2022, the Company was in compliance with these covenants. The terms of the Term Loan Facilities are described in note 7 to the consolidated financial statements included in Part I of this Form 10-Q.
During November 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities (collectively, the "Notes") consisting of the following tranches: $300 million of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%; $500 million of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%; $675 million of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55%; and $900 million of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. During the third quarter of 2021 the Company repaid in full, its 2022 Notes in the aggregate principal amount of $300.0 million, including early redemption premiums and accrued interest of $10.8 million. The terms of the Notes are described in note 7 to the consolidated financial statements in Part I of this Form 10-Q.
The Company uses production financing facilities to fund its film and television productions which are typically arranged on an individual production basis by either special purpose production subsidiaries, each secured by the assets and future revenues of such production subsidiaries, which are non-recourse to the Company's assets, or through a senior revolving credit facility dedicated to production financing obtained in November 2021. The Company's senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) provides the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provides the Company with the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Revolving Production Financing Agreement extends through November 22, 2024. The Company uses the RPCF to fund certain of the Company’s original film and TV production costs. Borrowings under the RPCF are non-recourse to the Company's assets. Going forward, the Company expects to utilize the revolving production financing facility for the majority of its production financing needs. During the first quarter of 2022, the Company had total drawdowns of $112.2 million and repayments of $84.0 million towards these production financing facilities. As of March 27, 2022 the Company had outstanding production financing borrowings related to these facilities of $199.1 million, $95.8 million of which are recorded within the current portion of long-term debt and $103.3 million are recorded within short-term borrowings in the Company's consolidated balance sheets, included in Part I of this Form 10-Q.
The Company has principal amounts of long-term debt as of March 27, 2022 of $3.9 billion, due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $155.8 million is current at March 27, 2022 of which $60.0 million is related to principal amortization of the 5-year term loans due December 2024 and $95.8 million represents the Company's outstanding production financing facilities described above. During the first quarter of 2021, the Company repaid in full, its 3.15% Notes in the aggregate principal amount of $300.0 million due in May 2021, including accrued interest. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to the third quarter of 2024, with the exception of certain of the Company’s production financing facilities discussed above.
The Company also had letters of credit and other similar instruments of approximately $13.4 million and purchase commitments of approximately $405.3 million outstanding at March 27, 2022.
Other contractual obligations and commercial commitments, as detailed in the Company's 2021 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. In February 2022, Hasbro maintained its quarterly dividend rate of $0.68 per share with its first dividend payment of 2022. In addition, in February 2022, the Company’s Board of Directors announced a 3% increase to the Company’s quarterly dividend rate from $0.68 per share to $0.70 per share, for the dividend scheduled to be paid in May 2022. The Company also returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005, the Company's Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization was approved in May 2018 for $500 million. Since 2005, Hasbro has repurchased 108.6 million shares at a total cost of $4.0 billion and an average price of $36.44 per share. At March 27, 2022, the Company had $366.6 million remaining under these share repurchase authorizations. Following the Company's acquisition of eOne, the Company temporarily suspended its share repurchase program to prioritize deleveraging. There were no repurchases of the Company's common stock in the first quarter of 2022. A share repurchase program continues to be an important long-term component of Hasbro’s capital allocation strategy. In April 2022, given the Company's progress towards reducing debt, the Company announced plans to resume its share repurchase activity during the second quarter of 2022, with a target of repurchasing $75.0 million to $150.0 million of Hasbro common stock in the open market in 2022. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.

The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet its obligations over the next twelve months.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include film and television production costs, recoverability of goodwill and intangible assets, income taxes and business combinations. Additionally, the Company identified the valuation of the Company’s equity method investment in Discovery Family Channel as a significant accounting estimate. These critical accounting policies are the same as those detailed in the Company's 2021 Form 10-K.
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
The Company reflects derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At March 27, 2022, these contracts had net unrealized gains of $5.3 million, of which $9.9 million of unrealized gains are recorded in prepaid expenses and other current assets, $4.4 million of unrealized losses are recorded in accrued liabilities and $0.2 million of unrealized losses are recorded in other long-term liabilities. Included in accumulated other comprehensive loss at March 27, 2022 are deferred gains, net of tax, of $8.7 million, related to these derivatives.
At March 27, 2022, the Company had principal amounts long-term debt of $3.7 billion. In May 2014, the Company issued an aggregate $600.0 million of long-term debt which consisted of $300.0 million of 3.15% Notes, subsequently repaid in 2021, and $300.0 million of 5.10% Notes due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at March 27, 2022 are deferred losses, net of tax, of $15.4 million related to these derivatives.
The impact of inflation on the Company's business operations has been significant during the first quarter of 2022 compared to prior years. However, due to mitigating actions taken by the Company, such as price increases during 2021 where deemed necessary, the impact of general price inflation on our financial position and results of operations has been reduced. The Company continues to monitor the impact of inflation to its business operations on an ongoing basis and plans to implement additional price increases in 2022 and may need to adjust its prices further to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect the Company's financial results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 27, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings.
The Company is currently party to certain legal proceedings, none of which it believes to be material to its business or financial condition.
Item 1A.    Risk Factors.
In connection with information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed under Item 1A. Risk Factors, in Part I of our 2021 Form 10-K and in our subsequent filings, including in this filing, should be considered. The risks set forth in our 2021 Form 10-K and in our subsequent filings, including in this filing, could materially and adversely affect our business, financial condition, and results of operations. There are no material changes from the risk factors as previously disclosed in our 2021 10-K, in any of our subsequently filed reports or as otherwise set forth in this Quarterly Report.
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
Following the Company’s acquisition of eOne, the Company temporarily suspended its share repurchase program to prioritize deleveraging. There were no repurchases of the Company’s common stock in the first quarter of 2022. A share repurchase program continues to be an important long-term component of Hasbro’s capital allocation strategy. In April 2022, given the Company’s progress toward reducing debt, the Company announced plans to resume its share repurchase activity during the second quarter of 2022, with a target of repurchasing $75 to $150 million of Hasbro common stock in the open market in 2022.
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

10.1**
Employment Agreement with Chris Cocks, dated January 5, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2022, File No. 1-6682.)

10.2**	Letter Agreement with Eric Nyman, dated January 5, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2022, File No. 1-6682.)

10.3**	Form of 2022 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.4**	Form of 2022 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.5**	Form of 2022 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.6**	Form of 2022 Hasbro, Inc. Performance Rewards Program.

31.1*	Certification of the Interim Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Interim Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith
** Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: April 27, 2022	By: /s/ Deborah Thomas
Deborah Thomas
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)