Form 10-Q
period 2022-06-26
HASBRO, INC.
filed 2022-07-26
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of July 19, 2022 was 138,091,266.

Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies; the ability to achieve our financial and business goals and objectives; anticipated financial performance or business prospects in future periods; our expectations relating to our accelerated inventory purchases and supply of products; the expected timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers; expected benefits and plans relating to acquired brands, properties and businesses; the development and timing of planned consumer and digital gaming products and entertainment releases; marketing and promotional efforts; research and development activities; the impact of the coronavirus pandemic and other public health conditions on our business; actions taken to mitigate the impact of inflation; capital expenditures; working capital; liquidity; financing sources; timing of and amount of repayment of indebtedness; capital allocation strategy, including plans for dividends and share repurchases; and other financial, tax, accounting and similar matters. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties. Factors that might cause such a difference include, but are not limited to:
•our ability to design, develop, manufacture, and ship products on a timely, cost-effective and profitable basis;
•our ability to execute on our brand blueprint strategy, including focus on and scale select business initiatives and brands to drive profitability;
•our ability to successfully grow our digital gaming and consumer direct businesses;
•our ability to build on multi-generational brands;
•our ability to develop and timely distribute engaging storytelling across media to drive brand awareness;
•our ability to navigate through inflation and downturns in global and regional economic conditions impacting one or more of the markets in which we sell products, which can negatively impact our retail customers and consumers, result in lower employment levels, consumer disposable income, retailer inventories and spending, including lower spending on purchases of our products;
•our ability to successfully evolve and transform our business and capabilities to address a changing global consumer landscape and retail environment, including due to consumer preferences, changing inventory and sales policies and practices of our customers and increased emphasis on ecommerce;
•our ability to successfully implement strategies to lessen the impact of any increased shipping costs, shipping delays or changes in required methods of shipping, as well as our ability to take any price increases to offset increased shipping costs, increases in prices of raw materials or other increases in costs of our products;
•risks related to other economic and public health conditions or regulatory changes in the markets in which we and our customers, partners, licensees, suppliers and manufacturers operate, such as inflation, rising interest rates, higher commodity prices, labor costs or transportation costs, or outbreaks of disease, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs or delays in revenue;
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
•our ability to successfully develop and continue to execute plans to mitigate the negative impact of the coronavirus on our business, including, without limitation, negative impacts to our supply chain and costs that have occurred and could continue to occur in countries where we source significant quantities of product;

•risks associated with international operations, such as currency conversion, currency fluctuations, the imposition of tariffs, quotas, shipping delays or difficulties, border adjustment taxes or other protectionist measures, and other challenges in the territories in which we operate,
•the continuing impact of the crisis between Russia and Ukraine on our business, including lost revenue and collection of receivables;
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
•risks related to our leadership changes;
•our ability to attract and retain talented and diverse employees;
•our ability to realize the benefits of cost-savings and efficiency and/or revenue enhancing initiatives;
•our ability to protect our assets and intellectual property, including as a result of infringement, theft, misappropriation, cyber-attacks or other acts compromising the integrity of our assets or intellectual property;
•risks relating to the impairment and/or write-offs of products and content we acquire and produce;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	June 26, 2022	June 27, 2021	December 26, 2021
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $41.9 million, $83.1 million and $35.8 million	$628.2	$1,228.2	$1,019.2
Accounts receivable, less allowance for doubtful accounts of $24.9 million, $30.5 million and $22.9 million	870.5	865.9	1,500.4
Inventories	867.5	499.6	552.1
Prepaid expenses and other current assets	719.2	543.2	656.4
Assets held for sale	—	479.5	—
Total current assets	3,085.4	3,616.4	3,728.1
Property, plant and equipment, less accumulated depreciation of $644.2 million, $589.1 million and $630.0 million	409.9	466.2	421.1
Other assets
Goodwill	3,483.2	3,420.8	3,419.6
Other intangible assets, net of accumulated amortization of $1,089.4 million, $1,002.5 million and $1,050.4 million	1,156.9	1,248.3	1,172.0
Other	1,367.6	1,350.5	1,297.0
Total other assets	6,007.7	6,019.6	5,888.6
Total assets	$9,503.0	$10,102.2	$10,037.8
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$98.0	$0.8	$0.8
Current portion of long-term debt	137.0	189.6	200.1
Accounts payable	543.8	382.4	580.2
Accrued liabilities	1,379.4	1,396.5	1,674.8
Liabilities held for sale	—	76.3	—
Total current liabilities	2,158.2	2,045.6	2,455.9
Long-term debt	3,739.0	4,388.7	3,824.2
Other liabilities	570.0	753.0	670.7
Total liabilities	$6,467.2	$7,187.3	$6,950.8
Redeemable noncontrolling interests	23.0	24.5	23.9
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at June 26, 2022, June 27, 2021, and December 26, 2021	110.1	110.1	110.1
Additional paid-in capital	2,503.4	2,361.2	2,428.0
Retained earnings	4,265.9	4,110.3	4,257.8
Accumulated other comprehensive loss	(259.6)	(183.5)	(235.3)
Treasury stock, at cost; 82,199,298 shares at June 26, 2022; 82,617,426 shares at June 27, 2021; and 82,066,136 shares at December 26, 2021	(3,636.2)	(3,547.6)	(3,534.7)
Noncontrolling interests	29.2	39.9	37.2
Total shareholders' equity	3,012.8	2,890.4	3,063.1
Total liabilities, noncontrolling interests and shareholders' equity	$9,503.0	$10,102.2	$10,037.8
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net revenues	$1,339.2	$1,322.2	$2,502.3	$2,437.0
Costs and expenses:
Cost of sales	411.5	345.0	744.6	634.9
Program cost amortization	80.7	110.7	219.2	208.2
Royalties	110.1	111.5	200.2	220.4
Product development	79.2	87.2	148.8	149.0
Advertising	84.2	105.4	161.8	193.3
Amortization of intangibles	27.2	29.7	54.3	62.6
Loss on assets held for sale	—	101.8	—	101.8
Selling, distribution and administration	327.2	354.3	634.3	642.9
Total costs and expenses	1,120.1	1,245.6	2,163.2	2,213.1
Operating profit	219.1	76.6	339.1	223.9
Non-operating expense (income):
Interest expense	41.7	46.1	83.3	94.0
Interest income	(2.7)	(1.2)	(4.8)	(2.4)
Other income (expense), net	0.2	(9.4)	0.5	(38.3)
Total non-operating expense, net	39.2	35.5	79.0	53.3
Earnings before income taxes	179.9	41.1	260.1	170.6
Income tax expense	39.4	63.0	56.7	75.0
Net earnings (loss)	140.5	(21.9)	203.4	95.6
Net earnings (loss) attributable to noncontrolling interests	(1.5)	1.0	0.2	2.3
Net earnings (loss) attributable to Hasbro, Inc.	$142.0	$(22.9)	$203.2	$93.3

Net earnings (loss) per common share:
Basic	$1.02	$(0.17)	$1.46	$0.68
Diluted	$1.02	$(0.17)	$1.46	$0.68
Cash dividends declared per common share	$0.70	$0.68	$1.40	$1.36
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Millions of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net earnings (loss)	$140.5	$(21.9)	$203.4	$95.6
Other comprehensive earnings:
Foreign currency translation adjustments, net of tax	(20.2)	24.0	(31.0)	7.9
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(0.5)	0.1	(0.1)	0.2
Net gains (losses) on cash flow hedging activities, net of tax	10.6	(3.2)	7.9	2.4
Reclassifications to earnings, net of tax:
Net gains (losses) on cash flow hedging activities	(2.7)	1.8	(1.3)	0.6
Amortization of unrecognized pension and postretirement amounts	0.1	0.2	0.2	0.4
Total other comprehensive earnings (loss), net of tax	$(12.7)	$22.9	$(24.3)	$11.5
Total comprehensive earnings (loss) attributable to noncontrolling interests	(1.5)	1.0	0.2	2.3
Total comprehensive earnings attributable to Hasbro, Inc.	$129.3	$—	$178.9	$104.8

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Six months ended
	June 26, 2022	June 27, 2021
Cash flows from operating activities:
Net earnings	$203.4	$95.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	61.7	67.6
Amortization of intangibles	54.3	62.6
Loss on assets held for sale	—	101.8
Program cost amortization	219.2	208.2
Deferred income taxes	(45.4)	43.6
Stock-based compensation	43.0	37.1
Other non-cash items	4.5	0.2
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	517.5	533.9
Increase in inventories	(324.7)	(109.5)
Increase in prepaid expenses and other current assets	13.9	38.8
Program spend, net	(296.2)	(308.3)
Decrease in accounts payable and accrued liabilities	(273.0)	(169.3)
Change in net deemed repatriation tax	(18.4)	(18.4)
Other	(12.0)	(6.8)
Net cash provided by operating activities	147.8	577.1
Cash flows from investing activities:
Additions to property, plant and equipment	(75.8)	(63.1)
Acquisitions	(146.3)	—
Other	9.5	(3.2)
Net cash utilized by investing activities	(212.6)	(66.3)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	2.1	114.7
Repayments of borrowings with maturity greater than three months	(152.5)	(635.0)
Net proceeds from other short-term borrowings	97.2	(6.3)
Purchases of common stock	(124.0)	—
Stock-based compensation transactions	74.2	9.4
Dividends paid	(191.9)	(187.5)
Payments related to tax withholding for share-based compensation	(19.6)	(9.5)
Other	(5.4)	(4.2)
Net cash utilized by financing activities	(319.9)	(718.4)
Effect of exchange rate changes on cash	(6.3)	4.3
Net increase (decrease) in cash, cash equivalents and restricted cash	(391.0)	(203.3)
Net change due to cash classified as held for sale	—	(18.2)
Net decrease in cash, cash equivalents and restricted cash	(391.0)	(221.5)
Cash, cash equivalents and restricted cash at beginning of year	1,019.2	1,449.7
Cash, cash equivalents and restricted cash at end of period	$628.2	$1,228.2

Supplemental information
Cash paid during the period for:
Interest	$75.4	$90.2
Income taxes	$95.1	$70.8
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 26, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, March 27, 2022	$110.1	2,475.7	4,220.9	(246.9)	(3,513.8)	34.7	$3,080.7	$23.5
Net earnings attributable to Hasbro, Inc.	—	—	142.0	—	—	—	142.0	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	(1.6)	(1.6)	0.1
Change in put option value		—					—	—
Other comprehensive loss	—	—	—	(12.7)	—	—	(12.7)	—
Stock-based compensation transactions	—	2.5	—	—	1.3	—	3.8	—
Purchases of common stock	—	—	—	—	(124.0)	—	(124.0)	—
Stock-based compensation expense	—	24.7	—	—	0.3	—	25.0	—
Dividends declared	—	0.5	(97.0)	—	—	—	(96.5)	—
Distributions paid to noncontrolling owners	—	—	—	—	—	(3.9)	(3.9)	(0.6)
Balance, June 26, 2022	$110.1	2,503.4	4,265.9	(259.6)	(3,636.2)	29.2	$3,012.8	$23.0

	Three Months Ended June 27, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, March 28, 2021	$110.1	2,339.6	4,226.8	(206.4)	(3,550.6)	40.4	$2,959.9	$24.0
Net loss attributable to Hasbro, Inc.	—	—	(22.9)	—	—	—	(22.9)	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.7	0.7	0.3
Other comprehensive earnings	—	—	—	22.9	—	—	22.9	—
Stock-based compensation transactions	—	2.6	—	—	1.9	—	4.5	—
Stock-based compensation expense	—	19.3	—	—	1.1	—	20.4	—
Dividends declared	—	—	(93.6)	—	—	—	(93.6)	—
Distributions paid to noncontrolling owners	—	(0.3)	—	—	—	(1.2)	(1.5)	0.2
Balance, June 27, 2021	$110.1	2,361.2	4,110.3	(183.5)	(3,547.6)	39.9	$2,890.4	$24.5

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 26, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 26, 2021	$110.1	2,428.0	4,257.8	(235.3)	(3,534.7)	37.2	$3,063.1	$23.9
Net earnings attributable to Hasbro, Inc.	—		203.2	—	—	—	203.2	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)	0.6
Change in put option value	—	(0.4)	—	—	—	—	(0.4)	—
Other comprehensive loss	—	—	—	(24.3)	—	—	(24.3)	—
Stock-based compensation transactions	—	32.5	—	—	22.2	—	54.7	—
Purchases of common stock	—	—	—	—	(124.0)	—	(124.0)	—
Stock-based compensation expense	—	42.8	—	—	0.3	—	43.1	—
Dividends declared	—	0.5	(195.1)	—	—	—	(194.6)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(7.6)	(7.6)	(1.5)
Balance, June 26, 2022	$110.1	2,503.4	4,265.9	(259.6)	(3,636.2)	29.2	$3,012.8	$23.0

	Six Months Ended June 27, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 27, 2020	$110.1	2,329.1	4,204.2	(195.0)	(3,551.7)	40.0	$2,936.7	$24.4
Net earnings attributable to Hasbro, Inc.	—	—	93.3	—	—	—	93.3	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	2.0	2.0	0.3
Other comprehensive earnings	—	—	—	11.5	—	—	11.5	—
Stock-based compensation transactions	—	(3.2)	—	—	3.0	—	(0.2)	—
Stock-based compensation expense	—	36.0	—	—	1.1	—	37.1	—
Dividends declared	—	—	(187.2)	—	—	—	(187.2)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	(0.7)	—	—	—	(2.1)	(2.8)	(0.2)
Balance, June 27, 2021	$110.1	2,361.2	4,110.3	(183.5)	(3,547.6)	39.9	$2,890.4	$24.5

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of June 26, 2022 and June 27, 2021, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended June 26, 2022 and June 27, 2021 were each 13-week periods. The six-month periods ended June 26, 2022 and June 27, 2021 were each 26-week periods.
The results of operations for the quarter ended June 26, 2022 are not necessarily indicative of results to be expected for the full year 2022, nor were those of the comparable 2021 period representative of those actually experienced for the full year 2021.
Significant Accounting Policies
The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 2021 ("2021 Form 10-K").
D&D Beyond Acquisition
On May 19, 2022, the Company acquired D&D Beyond, a strategic, complementary acquisition of the premier digital content platform for DUNGEONS & DRAGONS, which is expected to substantially accelerate our direct-to-fans capability for DUNGEONS & DRAGONS in physical and digital play. The all-cash transaction in the amount of $146.3 million was funded with cash on hand. The preliminary allocation of assets acquired includes $81.4 million to intangible assets, $64.7 million to goodwill, with the remainder allocated to property, plant, and equipment, all of which are included in the Company's consolidated balance sheets as of June 26, 2022.
eOne Music Sale
On June 29, 2021, the Company completed the sale of eOne Music for net proceeds of $397.0 million, including the sales price of $385.0 million and $12.0 million of closing adjustments related to working capital and net debt calculations. The final proceeds were subject to further adjustment upon completion of closing working capital, which resulted in a net outflow of $0.9 million in the fourth quarter of 2021. Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the eOne Acquisition, the Company recorded a pre-tax non-cash goodwill impairment charge of $101.8 million within Loss on Assets Held for Sale on the consolidated statements of operations for the quarter ended June 27, 2021. The Company also recorded pre-tax cash transaction expenses of $9.5 million within Selling, Distribution and Administration expenses on the consolidated statements of operations for the quarter ended June 27, 2021. The impairment charge was recorded within the Entertainment segment and the transaction costs were recorded within the Corporate and Other segment. Fiscal year 2021 includes two quarters of financial results for the eOne Music Business.
Dividend Equivalent Units
Beginning with employee stock incentive awards granted in 2022, the payment of cash dividends to shareholders also results in the crediting of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units ("RSUs") and contingent stock performance awards ("PSUs") granted under the Company's Restated 2003 Stock Incentive Plan, as amended, for employees as defined and described in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 26, 2021. The DEUs will be credited as additional RSUs or PSUs and settled concurrently with the vesting of associated awards. The forfeitable DEUs and dividends payable in cash are treated as a reduction of retained earnings or, if the Company is in a retained deficit position, as a reduction of additional paid-in capital.
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
Recently Adopted Accounting Standards
As of June 26, 2022, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
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
At June 26, 2022, June 27, 2021 and December 26, 2021 the Company had the following contract assets and liabilities in its consolidated balance sheets:

	June 26, 2022	June 27, 2021	December 26, 2021
Assets
Contract assets - current	$419.7	$257.9	$286.9
Contract assets - long term	148.2	72.6	104.2
Total	$567.9	$330.5	$391.1
Liabilities
Contract liabilities - current	$106.8	$174.7	$114.1
Contract liabilities - long term	2.5	21.3	7.1
Total	$109.3	$196.0	$121.2
For the six months ended June 26, 2022, the Company collected $3.8 million of the contract assets and recognized $48.7 million of contract liabilities that were included in the December 26, 2021 balances.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of June 26, 2022, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future were $313.1 million. Of this amount, we expect to recognize $187.4 million in the remainder of 2022, $109.4 million in 2023, $7.2 million in 2024 and $9.1 million in 2025. These amounts include only fixed consideration.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the consolidated balance sheets as of June 26, 2022 and June 27, 2021 are primarily from contracts with customers. Of the Company’s accounts receivable, less allowance for doubtful accounts, of $870.5 million, approximately $4.3 million relates to accounts receivable held in Russia. The Company has insurance coverage for over 90% of Russian receivables. The Company had no material expense for credit losses for the quarters or six months ended June 26, 2022 and June 27, 2021.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(3) Earnings Per Share
Net earnings (loss) per share data for the quarters and six months ended June 26, 2022 and June 27, 2021 were computed as follows:

	2022		2021
Quarter	Basic	Diluted	Basic	Diluted
Net earnings (loss) attributable to Hasbro, Inc.	$142.0	142.0	$(22.9)	(22.9)

Average shares outstanding	139.0	139.0	137.8	137.8
Effect of dilutive securities:
Options and other share-based awards	—	0.2	—	—
Equivalent Shares	139.0	139.2	137.8	137.8

Net earnings (loss) attributable to Hasbro, Inc. per common share	$1.02	1.02	$(0.17)	(0.17)

	2022		2021
Six Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$203.2	$203.2	$93.3	$93.3

Average shares outstanding	139.2	139.2	137.8	137.8
Effect of dilutive securities:
Options and other share-based awards	—	0.2	—	0.4
Equivalent Shares	139.2	139.4	137.8	138.2

Net earnings attributable to Hasbro, Inc. per common share	$1.46	$1.46	$0.68	$0.68
For the quarter and six months ended June 26, 2022, options and restricted stock units totaling 3.0 million and 3.8 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the quarter and six months ended June 27, 2021, options and restricted stock units totaling 4.6 million and 2.2 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the second quarter 2021 amount, 2.5 million shares would have been included in the calculation of diluted shares had the Company not had a loss for the quarter ended June 27, 2021. Assuming that these options and restricted stock units were included, under the treasury stock method, they would have resulted in an additional 0.4 million shares being included in the diluted earnings per share calculation for the quarter ended June 27, 2021.

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
Changes in the carrying amount of goodwill, by operating segment, for the quarters ended June 26, 2022 and June 27, 2021 are as follows:

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2022
Balance at December 26, 2021	$1,584.9	307.3	1,527.4	$3,419.6
Acquired during the period	—	64.7	—	64.7
Foreign exchange translation	(0.2)	(0.1)	(0.8)	(1.1)
Balance at June 26, 2022	$1,584.7	371.9	1,526.6	$3,483.2

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2021
Balance at December 27, 2020	$1,385.7	53.1	2,252.9	$3,691.7
Goodwill allocation	199.4	254.2	(453.6)	—
Foreign exchange translation	—	0.4	(0.3)	0.1
Impairment during the period	—	—	(101.8)	(101.8)
Reclass to assets held-for-sale	—	—	(169.2)	(169.2)
Balance at June 27, 2021	$1,585.1	307.7	1,528.0	$3,420.8

On May 19, 2022, the Company completed its acquisition of D&D Beyond for $146.3 million, which was funded with cash on hand. Based on the valuation of these assets, $64.7 million was allocated to goodwill within the Wizards of the Coast and Digital Gaming segment during the second quarter of 2022.
During the second quarter of 2021, the Company entered into a definitive agreement to sell the Entertainment One Music business ("eOne Music"). Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the acquisition of Entertainment One in December 2019 (the "eOne Acquisition"), the Company recorded a pre-tax non-cash goodwill impairment charge of $101.8 million, during the second quarter of 2021, within Loss on Assets Held for Sale in the Consolidated Statements of Operations, and within the Entertainment segment.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(5) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters and six months ended June 26, 2022 and June 27, 2021.

	Quarter Ended		Six months ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021

Other comprehensive earnings (loss), tax effect:
Tax expense on unrealized holding gains	$0.1	—	$0.1	—
Tax (expense) benefit on cash flow hedging activities	(1.3)	0.6	(0.4)	(0.4)
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	0.1	(0.2)	(0.1)	—
Amortization of unrecognized pension and postretirement amounts	—	(0.1)	(0.1)	(0.1)
Total tax effect on other comprehensive earnings (loss)	$(1.1)	0.3	$(0.5)	(0.5)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax for the six months ended June 26, 2022 and June 27, 2021 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2022
Balance at December 26, 2021	$(35.1)	(6.0)	0.2	(194.4)	(235.3)
Current period other comprehensive earnings (loss)	0.2	6.6	(0.1)	(31.0)	(24.3)
Balance at June 26, 2022	$(34.9)	0.6	0.1	(225.4)	(259.6)

2021
Balance at December 27, 2020	$(40.7)	(22.1)	0.3	(132.5)	(195.0)
Current period other comprehensive earnings	0.4	3.0	0.2	7.9	11.5
Balance at June 27, 2021	$(40.3)	(19.1)	0.5	(124.6)	(183.5)
Gains (Losses) on Derivative Instruments
At June 26, 2022, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $15.8 million in accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the second quarter of 2022 or forecasted to be purchased during the remainder of 2022 through 2023, intercompany expenses expected to be paid or received during 2022, television and movie production costs paid in 2022 or expected to be paid in 2023 or 2024, and cash receipts for sales made at the end of the first quarter of 2022 or forecasted to be made in the remainder of 2022. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory, the recognition of the related production costs or the recognition of the related sales or intercompany expenses to be paid or received.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes that were repaid in full in the aggregate principal amount of $300.0 million during the first quarter of 2021 (See note 7), and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At June 26, 2022, deferred losses, net of tax of $15.2 million related to these instruments remained in AOCE. For the quarters ended June 26, 2022 and June 27, 2021, previously deferred losses of $0.2 million and $0.3 million, respectively, related to these instruments were reclassified from AOCE to net earnings. For the six-month periods ended June 26, 2022 and June 27, 2021, previously deferred losses of $0.4 million and $0.8 million, respectively, related to these instruments were reclassified from AOCE to net earnings.
Of the net deferred gains included in AOCE at June 26, 2022, the Company expects net gains of approximately $12.9 million to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See note 11 for additional discussion on reclassifications from AOCE to earnings.
(6) Accrued Liabilities
Components of accrued liabilities for the periods ended June 26, 2022, June 27, 2021 and December 26, 2021 were as follows:

	June 26, 2022	June 27, 2021	December 26, 2021
Participations and residuals	$302.3	$278.6	$299.1
Royalties	163.4	139.4	253.0
Deferred revenue	106.8	174.7	114.1
Payroll and management incentives	52.1	86.9	183.6
Dividends	96.7	93.6	94.0
Other taxes	72.7	57.9	95.0
Advertising	71.6	83.0	60.4
Cancellation charges	63.0	45.9	57.2
Severance	27.5	37.5	32.0
Accrued Expenses IIC & IIP	34.8	40.3	74.9
Freight	62.1	34.2	107.5
Accrued income taxes	59.5	42.9	30.9
Lease liability - Current	44.0	44.9	43.9
Bonus accrual	34.5	68.2	168.5
Other	188.4	168.5	60.7
Total accrued liabilities	$1,379.4	$1,396.5	$1,674.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At June 26, 2022, June 27, 2021 and December 26, 2021, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 26, 2022, June 27, 2021 and December 26, 2021 also include certain assets and liabilities measured at fair value (see notes 10 and 11) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of June 26, 2022, June 27, 2021 and December 26, 2021 are as follows:

	June 26, 2022		June 27, 2021		December 26, 2021
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	833.9	$900.0	982.1	$900.0	991.7
3.55% Notes Due 2026	675.0	643.4	675.0	731.9	675.0	725.6
3.00% Notes Due 2024	500.0	487.4	500.0	530.2	500.0	521.2
6.35% Notes Due 2040	500.0	522.6	500.0	675.2	500.0	692.8
3.50% Notes Due 2027	500.0	468.7	500.0	538.1	500.0	539.2
2.60% Notes Due 2022	—	—	300.0	308.0	—	—
5.10% Notes Due 2044	300.0	274.6	300.0	353.0	300.0	374.5
6.60% Debentures Due 2028	109.9	118.9	109.9	136.0	109.9	136.7
Variable % Notes Due December 30, 2022	—	—	50.0	50.0	—	—
Variable % Notes Due December 30, 2024 (1)	340.0	340.0	562.5	562.5	397.5	397.5
Production Financing Facilities	77.0	77.0	212.6	212.6	170.1	170.1
Total long-term debt	$3,901.9	3,766.5	$4,610.0	5,079.6	$4,052.5	4,549.3
Less: Deferred debt expenses	25.9	—	31.7	—	28.2	—
Less: Current portion	137.0	—	189.6	—	200.1	—
Long-term debt	$3,739.0	3,766.5	$4,388.7	5,079.6	$3,824.2	4,549.3
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). The full amount of the Term Loan Facilities was drawn down on December 30, 2019, the closing date of the eOne Acquisition. As of June 26, 2022, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $260.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; and $57.5 million in the first six months of 2022 consisting of $50.0 million of the principal balance and a principal amortization payment of $7.5 million.
Loans under the remaining Five-Year Tranche bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, plus a per annum applicable rate that fluctuates between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued by the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. As of June 26, 2022, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.
The Company may redeem its 5.10% notes due in 2044 (the "2044 Notes") at its option, at the greater of the principal amount of the notes or the present value of the remaining scheduled payments, discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.
Current portion of long-term debt at June 26, 2022 of $137.0 million, as shown on the consolidated balance sheet, represents the current portion of required quarterly principal amortization payments for the 5-Year Tranche of the Term Loan Facilities and production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2023 with the exception of certain of the Company's production financing facilities and annual principal payments related to the Term Loan Facilities.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Production Financing
In addition to the Company's financial instruments, the Company uses production financing facilities to fund its film and television productions which are arranged on an individual production basis by either special purpose production subsidiaries, each secured by future revenues of such production subsidiaries, which are non-recourse to the Company's assets, or through a senior revolving credit facility dedicated to production financing obtained in November 2021. The Company's senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) provides the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provides the Company with the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Revolving Production Financing Agreement extends through November 22, 2024. The Company uses the RPCF to fund certain of the Company’s original film and TV production costs. Borrowings under the RPCF are non-recourse to the Company's assets. Going forward, the Company expects to utilize the RPCF for the majority of its production financing needs.
Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received. The production financing facilities as of June 26, 2022, June 27, 2021 and December 26, 2021 are as follows:

	June 26, 2022	June 27, 2021	December 26, 2021
Production financing facilities	$175.0	$212.6	$170.1

Production financing included in the consolidated balance sheet as:
Non-current	$—	$53.0	$—
Current	175.0	159.6	170.1
Total	$175.0	$212.6	$170.1
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of June 26, 2022 was 2.8%.
The Company has Canadian dollar and U.S. dollar production financing loans with various banks. The carrying amounts are denominated in the following currencies:

	Canadian Dollars	U.S. Dollars	Total
As of June 26, 2022	$22.9	$54.1	$77.0
The following table represents the movements in production financing loans during the first six months of 2022:

Production Financing
December 26, 2021	$170.1
Drawdowns	137.7
Repayments	(133.3)
Foreign exchange differences	0.5
Balance at June 26, 2022	$175.0
The Company expects to repay all of its currently outstanding production financing loans by the second quarter of 2023.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at June 26, 2022, June 27, 2021, and December 26, 2021:

	June 26, 2022	June 27, 2021	December 26, 2021
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization	437.6	$499.4	$481.7
Completed and not released	6.3	17.7	18.5
In production	140.6	220.5	151.6
Pre-production	160.5	73.8	84.0
	745.0	811.4	735.8
Film/TV Group Monetization (1)
Released, net of amortization	35.6	—	32.2
In production	21.1	—	13.0
	56.7	—	45.2
Investment in Other Programming
Released, net of amortization	8.9	3.4	5.3
Completed and not released	0.4	0.4	0.4
In production	11.8	6.3	12.6
Pre-production	1.9	1.7	1.7
	23.0	11.8	20.0

Total Program Investments	$824.7	$823.2	$801.0
(1) Due to a monetization strategy change, as of December 26, 2021 the Company began monetizing certain content assets as a Film/TV group.
The Company recorded $219.2 million of program cost amortization related to released programming in the six months ended June 26, 2022, consisting of the following:

	Investment in Production	Investment in Content	Other	Total
Program cost amortization	$191.8	$27.4	$—	$219.2
(9) Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
Our effective tax rate ("ETR") from continuing operations was 21.8% for the six months ended June 26, 2022 and 43.9% for the six months ended June 27, 2021.
The following items caused the year-to-date ETR to be significantly different from the prior year ETR:
•during the six months ended June 26, 2022, the Company recorded a net discrete tax benefit of $3.2 million primarily associated with the release of certain valuation allowances during the first quarter; and
•during the six months ended June 27, 2021, the Company recorded a net discrete tax expense of $17.4 million primarily associated with the revaluation of net deferred tax liabilities as a result of the United Kingdom's ("UK") enactment of the Finance Act 2021 during the second quarter, which will increase the UK corporate income tax rate from 19% to 25% as of April 1, 2023. This was reduced by the release of a valuation allowance on net operating losses that offset income received from a one-time legal settlement and certain tax benefits including the reversal of uncertain tax positions that resulted from statutes of limitations expiring in certain jurisdictions and operational tax planning during the second quarter; and

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
•the year-to-date 2021 ETR also included a one-time impairment expense on assets held for sale from which there was no corresponding tax benefit.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At June 26, 2022, June 27, 2021 and December 26, 2021, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 26, 2022
Assets:
Available-for-sale securities	$1.7	1.7	—	—
Derivatives	19.8	—	19.8	—
Total assets	$21.5	1.7	19.8	—

Liabilities:
Derivatives	$0.8	—	0.8	—
Option agreement	1.7	—	—	1.7
Total liabilities	$2.5	—	0.8	1.7

June 27, 2021
Assets:
Available-for-sale securities	$2.3	2.3	—	—
Derivatives	6.8	—	6.8	—
Total assets	$9.1	2.3	6.8	—

Liabilities:
Derivatives	$5.7	—	5.7	—
Option agreement	21.8	—	—	21.8
Total liabilities	$27.5	—	5.7	21.8

December 26, 2021
Assets:
Available-for-sale securities	$1.9	1.9	—	—
Derivatives	10.9	—	10.9	—
Total assets	$12.8	1.9	10.9	—

Liabilities:
Derivatives	$2.6	—	2.6	—
Option agreement	1.7	—	—	1.7
Total Liabilities	$4.3	—	2.6	1.7
Available-for-sale securities include equity securities of one company quoted on an active public market.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company's derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at June 26, 2022, June 27, 2021 and December 26, 2021, and is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. Due to the 2021 revaluation of the Discovery investment and resulting impairment charges, the Company reduced the option's fair value by $20.1 million during the fourth quarter of 2021. There were no changes in these valuation techniques during the quarter ended June 26, 2022.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2022	2021
Balance at beginning of year	$(1.7)	$(20.6)
Gain from change in fair value	—	(1.2)
Balance at end of second quarter	$(1.7)	$(21.8)
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

At June 26, 2022, June 27, 2021 and December 26, 2021, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 26, 2022		June 27, 2021		December 26, 2021
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$165.4	12.4	$346.8	(2.0)	$199.1	10.4
Sales	139.5	2.1	189.3	0.7	104.5	(1.9)
Production financing and other	159.8	3.5	201.7	(1.0)	217.0	2.3
Total	$464.7	18.0	$737.8	(2.3)	$520.6	10.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at June 26, 2022, June 27, 2021 and December 26, 2021 as follows:

	June 26, 2022	June 27, 2021	December 26, 2021
Prepaid expenses and other current assets
Unrealized gains	$20.4	$4.3	$13.8
Unrealized losses	(2.2)	(3.1)	(3.1)
Net unrealized gains	$18.2	$1.2	$10.7

Other assets
Unrealized gains	$0.5	$2.0	$0.2
Unrealized losses	—	(0.3)	—
Net unrealized gains	$0.5	$1.7	$0.2

Accrued liabilities
Unrealized gains	$0.3	$2.7	$—
Unrealized losses	(1.0)	(7.8)	(0.1)
Net unrealized losses	$(0.7)	$(5.1)	$(0.1)

Other liabilities
Unrealized gains	$—	$—	$—
Unrealized losses	—	(0.1)	—
Net unrealized losses	$—	$(0.1)	$—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended June 26, 2022 and June 27, 2021 as follows:

	Quarter Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Statements of Operations Classification
Cost of sales	$3.0	$(2.5)	$2.6	(2.3)
Net revenues	0.2	0.6	(0.2)	1.3
Other	(0.1)	0.2	(0.7)	1.2
Net realized (losses) gains	$3.1	$(1.7)	$1.7	0.2
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. Additionally, to manage transactional exposure to fair value movements on certain monetary assets and liabilities denominated in foreign currencies, the Company has implemented a balance sheet hedging program. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of June 26, 2022, June 27, 2021 and December 26, 2021 the total notional amounts of the Company's undesignated derivative instruments were $464.7 million, $573.0 million and $632.0 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At June 26, 2022, June 27, 2021 and December 26, 2021, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	June 26, 2022	June 27, 2021	December 26, 2021
Prepaid expenses and other current assets
Unrealized gains	$6.7	$4.6	$—
Unrealized losses	(5.6)	(0.7)	—
Net unrealized gains	$1.1	$3.9	$—

Accrued liabilities
Unrealized gains	$—	$0.1	$3.5
Unrealized losses	(0.1)	(0.6)	(6.0)
Net unrealized losses	$(0.1)	$(0.5)	$(2.5)

Total unrealized gains (losses), net	$1.0	$3.4	$(2.5)
The Company recorded net gains of $16.7 million and $20.5 million on these instruments to other (income) expense, net for the quarter and six months ended June 26, 2022, respectively, and net gains (losses) of $5.4 million and $(0.7) million for the quarter and six months ended June 27, 2021, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
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
The rent expense under such arrangements and similar arrangements that do not qualify as leases under ASU 2016-02, net of sublease income amounted to $20.9 million and $43.2 million for the quarter and six months ended June 26, 2022, respectively, and $22.5 million and $44.3 million for the quarter and six months ended June 27, 2021, respectively, and was not material to the Company's financial statements. Expenses related to short-term leases (expected terms less than 12 months) or variable lease payments was not material in the quarter or six months ended June 26, 2022 or June 27, 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information related to the Company’s leases for the quarters ended June 26, 2022 and June 27, 2021 is as follows:

	Quarter Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.3	$13.0	$26.7	26.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases net of lease modifications	$(9.5)	$4.1	$(0.5)	11.5

Weighted Average Remaining Lease Term
Operating leases	4.6 years	5.8 years	4.6 years	5.8 years
Weighted Average Discount Rate
Operating leases	3.3%	3.1%	3.3%	3.1%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our consolidated balance sheets as of June 26, 2022:

June 26, 2022
2022 (excluding the six months ended June 26, 2022)	$25.1
2023	43.8
2024	31.3
2025	25.4
2026	19.2
2027 and thereafter	24.7
Total future lease payments	169.5
Less imputed interest	19.1
Present value of future operating lease payments	150.4
Less current portion of operating lease liabilities (1)	44.0
Non-current operating lease liability (2)	106.4
Operating lease right-of-use assets, net (3)	$135.8
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
Results shown for the quarter ended June 26, 2022 are not necessarily representative of those which may be expected for the full year 2022, nor were those of the comparable 2021 periods representative of those actually experienced for the full year 2021. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.
Information by segment and a reconciliation to reported amounts for the quarters and six months ended June 26, 2022 and June 27, 2021 are as follows:

	Quarter Ended
	June 26, 2022		June 27, 2021
Net revenues	External	Affiliate (c)	External	Affiliate (c)
Consumer Products	$734.2	$145.2	$689.2	$96.9
Wizards of the Coast and Digital Gaming	419.8	52.9	406.3	29.7
Entertainment	185.2	12.8	226.7	12.6
Corporate and Other (a)	—	(210.9)	—	(139.2)
	$1,339.2	$—	$1,322.2	$—

	Six Months Ended
	June 26, 2022		June 27, 2021
Net revenues	External	Affiliate (c)	External	Affiliate (c)
Consumer Products	$1,407.0	$237.1	$1,343.1	$167.2
Wizards of the Coast and Digital Gaming	682.6	82.6	648.5	55.1
Entertainment	412.7	26.7	445.4	26.7
Corporate and Other (a)	—	(346.4)	—	(249.0)
	$2,502.3	$—	$2,437.0	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Quarter Ended		Six Months Ended
Operating profit (loss)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Consumer Products (a)	$(6.5)	$17.8	$2.1	$50.1
Wizards of the Coast and Digital Gaming	225.6	192.9	332.0	302.9
Entertainment (a)	14.3	(113.7)	26.5	(96.7)
Corporate and Other (a)	(14.3)	(20.4)	(21.5)	(32.4)
	$219.1	$76.6	$339.1	$223.9

Total assets	June 26, 2022	June 27, 2021	December 26, 2021
Consumer Products (b)	$5,318.9	$3,508.7	$4,925.5
Wizards of the Coast and Digital Gaming	2,295.8	745.8	1,585.1
Entertainment (a)	6,286.7	6,124.4	6,052.8
Corporate and Other (a)	(4,398.4)	(276.7)	(2,525.6)
	$9,503.0	$10,102.2	$10,037.8
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
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the quarters and six months ended June 26, 2022 and June 27, 2021:

	Quarter Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
North America	$433.3	$391.4	$838.5	$754.1
Europe	162.1	176.5	338.8	365.0
Asia Pacific	66.6	68.4	118.8	133.2
Latin America	72.2	52.9	110.9	90.8
Net revenues	$734.2	$689.2	$1,407.0	$1,343.1
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters and six months ended June 26, 2022 and June 27, 2021:

	Quarter Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Tabletop Gaming	$361.8	$315.4	$554.0	$490.7
Digital and Licensed Gaming	58.0	90.9	128.6	157.8
Net revenues	$419.8	$406.3	$682.6	$648.5

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table represents consolidated Entertainment segment net revenues by category for the quarters and six months ended June 26, 2022 and June 27, 2021:

	Quarter Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Film and TV	$148.2	$164.3	$338.4	$330.7
Family Brands	22.8	26.1	46.0	44.9
Music and Other	14.2	36.3	28.3	69.8
Net revenues	$185.2	$226.7	$412.7	$445.4
The following table presents consolidated net revenues by brand and entertainment portfolio for the quarters and six months ended June 26, 2022 and June 27, 2021:

	Quarter Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Franchise Brands (1)	$743.9	$677.2	$1,287.0	$1,200.3
Partner Brands	219.4	212.0	425.9	400.0
Hasbro Gaming (2)	125.8	147.1	269.4	283.4
Emerging Brands (1)	92.0	89.7	168.4	162.8
TV/Film/Entertainment	158.1	196.2	351.6	390.5
Total	$1,339.2	$1,322.2	$2,502.3	$2,437.0
(1) Effective in the first quarter of 2022, the Company moved PEPPA PIG into Franchise Brands from Emerging Brands. For comparability, net revenues for the quarter and six months ended June 27, 2021 have been restated to reflect the elevation of PEPPA PIG from Emerging Brands to Franchise Brands, which amounted to a change of $27.3 million and $58.9 million, respectively.
(2) Hasbro's total gaming category, which includes all gaming net revenues, both those reported in Hasbro Gaming and those reported elsewhere, most notably MAGIC: THE GATHERING and MONOPOLY which are reported within Franchise Brands, totaled $528.3 million and $907.1 million for the quarter and six months ended June 26, 2022, respectively. For the quarter and six months ended June 27, 2021, total gaming revenues were $519.4 million and $884.7 million, respectively.
(14) Restructuring Actions
During 2018 and 2020, the Company took certain restructuring actions including headcount reduction aimed at right-sizing the Company’s cost-structure and integration actions related to the acquisition of eOne.
As of June 26, 2022, the Company had a remaining balance of $12.2 million in termination payments related to these programs.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
OBJECTIVE
Our objective within the following discussion is to provide an analysis of the Company’s Results of Operations, Financial Condition, and Cash Flows from management's perspective which should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in Part I, Item 1 of this Form 10-Q.
Unless otherwise specifically indicated, all dollar or share amounts within tables herein are expressed in millions of dollars or shares, except for per share amounts.
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
The Company’s unparalleled portfolio of approximately 1,500 brands includes MAGIC: THE GATHERING, NERF, MY LITTLE PONY, TRANSFORMERS, PLAY-DOH, MONOPOLY, BABY ALIVE, DUNGEONS & DRAGONS, POWER RANGERS, PEPPA PIG and PJ MASKS, as well as premier partner brands. For the past decade, we have been consistently recognized for our corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media and one of the World’s Most Ethical Companies by Ethisphere Institute.
Our strategic plan is centered around the Hasbro Brand Blueprint, a framework for bringing compelling and expansive brand experiences to consumers and audiences around the world. Our brands are story-led consumer franchises brought to life through a wide array of consumer products, digital gaming and compelling content offered across a multitude of platforms and media. Our commitment to disciplined, strategic investments across the Brand Blueprint over the long-term has built a differentiated business with diversified capabilities to drive profitable growth and enhance shareholder value. As we continue to evolve our strategy, our teams are driving focus and scale in gaming, multi-generational brands, entertainment creation and direct to consumer.
Hasbro's purpose of making the world a better place for all children, fans and families sits at the center of the Hasbro Brand Blueprint and is a key driver of our brands and content. The value of Hasbro is fully activated when we can take a brand across multiple elements of the Brand Blueprint – consumer products; Wizards of the Coast and digital gaming; and entertainment. The ability to build a brand in any of our segments and leverage in-house capabilities to create multiple categories of engagement with consumers and fans is unique to Hasbro and optimizes our economics today and in the future.
During each of the periods presented in this Form 10-Q there were certain charges incurred which impacted operating results. These charges are detailed below in the Results of Operations - Consolidated.
Coronavirus Pandemic
Since the onset of the novel coronavirus (COVID-19) pandemic in early 2020, our business, has been adversely impacted by the challenges and risks associated with both the initial, and the continuing effects of the spread of the virus worldwide. Certain effects of the COVID-19 pandemic, including difficulties in shipping and distributing products due to ongoing constraints in port capacity, shipping containers and truck transportation, have continued through the first six months of 2022 and are expected to continue through the remainder of the year. These and other disruptions have led to higher costs for both ocean and air freight and delays in the availability of products, which can result in delayed sales and, in some cases, lost sales. In response to these and other challenges, we have developed and continue to evaluate and execute plans to mitigate the negative impacts of COVID-19 to our business. For example, we implemented certain price increases in the first half of 2022 and in 2021, to mitigate product input and freight cost increases. The Company continues to review the impact of increasing costs and implemented further price increases in its Wizards of the Coast tabletop business in July 2022. Additionally, during the first half of 2022, the Company accelerated certain inventory purchases to ensure sufficient finished goods and raw material availability, ahead of expected periods of high consumer demand. We believe these mitigating actions will help manage the adverse impacts to our financial results for fiscal year 2022.
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

D&D Beyond Acquisition
During the second quarter of 2022, the Company completed the strategic, complementary acquisition of D&D Beyond ("D&D Beyond Acquisition"), the premier digital content platform for DUNGEONS & DRAGONS, in an all-cash transaction for a purchase price of $146.3 million. D&D Beyond Acquisition is expected to substantially accelerate direct-to-fans capability for DUNGEONS & DRAGONS in physical and digital play. See note 1 to the consolidated financial statements included in Part I of this Form 10-Q for further discussion.
Second quarter 2022 highlights:
•Second quarter net revenues of $1.3 billion increased 1% compared to the second quarter of 2021 and included an unfavorable foreign currency translation of $32.7 million. Absent the unfavorable impact of foreign currency exchange, first quarter net revenues increased 4%.
•Consumer Products segment net revenues increased 7% to $734.2 million. Wizards of the Coast and Digital Gaming segment net revenues increased 3% to $419.8 million; and Entertainment segment net revenues declined 18% to $185.2 million.
•Net revenues from Franchise Brands increased 10%; Partner Brands net revenues increased 3%; Emerging Brands net revenues increased 3%; Hasbro Gaming net revenues decreased 14%; and TV/Film/Entertainment portfolio net revenues decreased 19%, reflecting the sale of eOne Music which represented $33.4 million of TV/Film/Entertainment portfolio net revenues in the second quarter of 2021.
•Operating profit was $219.1 million, or 16.4% of net revenue, in the second quarter of 2022 compared to operating profit of $76.6 million, or 5.8% of net revenue, in the second quarter of 2021.
•Operating Profit in the Wizards of the Coast and Digital Gaming segment increased 17% to $225.6 million; Entertainment segment operating profit increased >100% to $14.3 million; Consumer Products segment operating results decreased >100% to an operating loss of $6.5 million; and Corporate and Other operating results decreased 30% to an operating loss of $14.3 million.
•Second quarter 2021 operating profit was negatively impacted by a pre-tax non-cash impairment charge of $101.8 million and pre-tax cash transaction expenses of $9.5 million ($7.3 million after-tax) associated with the sale of eOne Music.
•Certain other charges impacted operating segment performance for the second quarter of 2022 and 2021, in the Company’s Consumer Products, Entertainment and Corporate and Other segments, which are discussed further below in Segment Results.
•Net earnings attributable to Hasbro, Inc. of $142.0 million, or $1.02 per diluted share, in the second quarter of 2022 compared to net losses of $22.9 million, or $0.17 per diluted share, in the second quarter of 2021. The net loss in the second quarter of 2021 included the loss on assets held for sale from the Music business, as discussed above.
First six months 2022 highlights:
•Net revenues increased 3% to $2,502.3 million in first six months of 2022 compared to $2,437.0 million in the first six months of 2021. The increase in net revenues included $50.1 million of unfavorable foreign currency translation. Absent the impact of foreign currency exchange, net revenues increased 5%.
•Net revenues in the Consumer Products segment increased 5% to $1,407.0 million; Wizards of the Coast and Digital Gaming segment net revenues increased 5% to $682.6 million; and Entertainment segment net revenues decreased 7% to $412.7 million.
•Net revenues from Franchise Brands increased 7%; Partner Brands net revenues increased 6%; Emerging brands net revenues increased 3%; Hasbro Gaming net revenues decreased 5%; and Entertainment segment net revenues decreased 10% during the first six months of 2022.
•Operating profit was $339.1 million, or 13.6% of net revenues, in the first six months of 2022 compared to operating profit of $223.9 million, or 9.2% of net revenues, in the first six months of 2021.
•Operating profit in the Wizards of the Coast and Digital Gaming segment increased 10% to $332.0 million; Entertainment segment operating profit increased >100% to $26.5 million; Consumer Products segment operating profit decreased 96% to $2.1 million; and Corporate and Other operating losses improved by 34% to an operating loss of $21.5 million.

•Operating profit in the first half of 2021 was negatively impacted by a pre-tax non-cash impairment charge of $101.8 million and pre-tax cash transaction expenses of $9.5 million ($7.3 million after-tax) associated with the sale of eOne Music.
•Certain other charges impacted operating segment performance for the first six months of 2022 and 2021, in the Company’s Consumer Products, Entertainment and Corporate and Other segments, which are discussed further below in Segment Results.
•Net earnings attributable to Hasbro, Inc. was $203.2 million, or $1.46 per diluted share, in the first six months of 2022 compared to net earnings attributable to Hasbro, Inc. of $93.3 million, or $0.68 per diluted share, in the first six months of 2021. The net earnings in the first six months of 2021 included the loss on assets held for sale from the Music business, as discussed above.
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
SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarters and six-month periods ended June 26, 2022 and June 27, 2021.

	Quarter Ended		Six Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net revenues	$1,339.2	$1,322.2	$2,502.3	$2,437.0
Operating profit	219.1	76.6	339.1	223.9
Earnings before income taxes	179.9	41.1	260.1	170.6
Net earnings (loss)	140.5	(21.9)	203.4	95.6
Net (loss) earnings attributable to noncontrolling interests	(1.5)	1.0	0.2	2.3
Net earnings (loss) attributable to Hasbro, Inc.	142.0	(22.9)	203.2	93.3
Diluted earnings per share	1.02	(0.17)	1.46	0.68
RESULTS OF OPERATIONS – CONSOLIDATED
Net earnings and diluted earnings per share attributable to Hasbro, Inc. for the quarters and six-month periods ended June 26, 2022 and June 27, 2021 include certain charges as described below.
2022
•After-tax charges of $15.3 million, or $0.11 per diluted share and $31.2 million, or $0.22 per diluted share, of intangible amortization costs for the quarter and six-month periods ended June 26, 2022, respectively, related to the intangible assets acquired in the eOne acquisition. Beginning in 2022, these intangible amortization costs have been allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
•After-tax charges of $3.2 million, $0.02 per diluted share and $5.6 million, or $0.04 per diluted share, for the quarter and six-month periods ended June 26, 2022, respectively, of expense associated with retention awards granted in connection with the eOne acquisition. These expenses are included within Selling, Distribution and Administration within the Corporate and Other segment.

2021
•After-tax charges of $18.2 million, or $0.13 per diluted share and $38.7 million, or $0.28 per diluted share, of intangible amortization costs for the quarter and six-month periods ended June 27, 2021, respectively, related to the intangible assets acquired in the eOne acquisition. In 2021, these intangible amortization costs were recorded within the Entertainment segment.
•After-tax charges of $1.6 million, $0.01 per diluted share and $3.3 million, or $0.02 per diluted share, for the quarter and six-month periods ended June 27, 2021, respectively, of expense associated with retention awards granted in connection with the eOne acquisition. These expenses are included within Selling, Distribution and Administration within the Corporate segment.
•After-tax charge of $109.1 million, or $0.79 per diluted share for quarter and six-month periods ended June 27, 2021, comprised of a non-cash goodwill impairment charge of $101.8 million and transaction expenses of $7.3 million, associated with the sale of eOne Music. The goodwill impairment charge of $101.8 million was based on revalued assets and liabilities of eOne music as of the second quarter of 2021.
•A net charge of $39.4 million, or $0.29 per diluted share, for quarter and six-month periods ended June 27, 2021, of income tax expense as a result of revaluation of Hasbro’s UK tax attributes in accordance with the Finance Act 2021 enacted by the United Kingdom on June 10, 2021.
Second Quarter 2022
The quarters ended June 26, 2022 and June 27, 2021 were each 13-week periods.
Consolidated net revenues for the second quarter of 2022 grew 1% to $1,339.2 million from $1,322.2 million for the second quarter of 2021 and included an unfavorable $32.7 million impact from foreign currency translation as a result of weakening currencies, primarily in Europe.
Operating profit for the second quarter of 2022 was $219.1 million, or 16.4% of net revenues, compared to operating profit of $76.6 million, or 5.8% of net revenues, for the second quarter of 2021. The operating profit increase was primarily driven by the impact to the prior year of the pre-tax non-cash impairment charge of $101.8 million and lower advertising and administrative costs in the second quarter of 2022, in each case as a result of the sale of eOne Music in 2021. In addition, the operating profit increase in the second quarter of 2022 was the result of lower program amortization costs within the Entertainment segment, reflecting the mix and timing of entertainment deliveries in the quarter compared to the second quarter of 2021, lower compensation expense, and lower advertising and depreciation costs within the Wizards of the Coast and Digital Gaming segment, due to digital gaming launches in the second quarter of 2021. These decreases were partially offset by higher costs of sales due to higher product input and freight costs as a result of rising costs and supply chain disruptions, as well as higher obsolescence charges in Russia and higher costs for consulting and other professional services associated with the annual shareholder meeting.
The following table presents net revenues by brand and entertainment portfolio for the quarters ended June 26, 2022 and June 27, 2021.

	Quarter Ended
	June 26, 2022	June 27, 2021	% Change
Franchise Brands	$743.9	$677.2	10%
Partner Brands	219.4	212.0	3
Hasbro Gaming	125.8	147.1	-14
Emerging Brands	92.0	89.7	3
TV/Film/Entertainment	158.1	196.2	-19
Total	$1,339.2	$1,322.2	1%
Brand portfolio net revenues for the second quarter of 2021 have been restated to reflect the elevation of PEPPA PIG from Emerging Brands to Franchise Brands, effective for the first quarter of 2022. As a result, second quarter 2021 net revenues of $27.3 million were reclassified from Emerging Brands to Franchise Brands.

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 10% in the second quarter of 2022 compared to the second quarter of 2021. Drivers of the net revenue increase include higher net revenues from MAGIC: THE GATHERING products reflecting a favorable set release cadence during the second quarter of 2022, led by sales of the Commander Legends: Battle for Baldur's Gate and Double Masters set releases, as well as higher net revenues from PLAY-DOH products and higher net revenues from PEPPA PIG, driven by the third quarter 2021 launch of the Company's first line of PEPPA PIG products. To a lesser extent, higher sales of MY LITTLE PONY products, following the September 2021 release of the feature length film, MY LITTLE PONY: A NEW GENERATION and the associated product line, drove growth in the second quarter of 2022. These net revenue increases were partially offset by lower net revenues from TRANSFORMERS and MONOPOLY products.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 3% in the second quarter of 2022 compared to the second quarter of 2021. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues from partner brands fluctuate depending on entertainment popularity, release dates and related product line offerings and success. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms.
During the second quarter of 2022, Partner Brands net revenue increases were driven by the Company's products for MARVEL, primarily from momentum in the SPIDER-MAN franchise which benefited from entertainment releases including Marvel Studios' SPIDER-MAN: NO WAY HOME, released in December 2021 and the children’s animated television series Marvel's SPIDEY and HIS AMAZING FRIENDS. In addition, the Company's products for Marvel's AVENGERS benefited from the release of Marvel Studios' DOCTOR STRANGE in the MULTIVERSE of MADNESS, in May 2022 and THOR: LOVE AND THUNDER, ahead of the July 2022 release. To a lesser extent, net revenues from the Company's line of STAR WARS products increased as a result of the entertainment lineup from Lucasfilms including, THE BOOK of BOBA FETT, released in the first fiscal quarter of 2022 and the launch of the STAR WARS series OBI-WAN KENOBI series during the second quarter of 2022, both streaming on Disney+. These increases were partially offset by net revenue declines from BEYBLADE and DISNEY FROZEN products during the second quarter of 2022.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio decreased 14% in the second quarter of 2022 compared to the second quarter of 2021 driven primarily by net revenue decreases from the Dungeons & Dragons: Dark Alliance digital game launched during the second quarter 2021, with no comparable release in 2022 and, to a lesser extent, net revenue decreases from DUEL MASTERS products. These net revenue decreases were partially offset by higher net revenues from AVALON HILL'S HeroQuest products and certain classic games.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably revenues from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, totaled $528.3 million for the second quarter of 2022, an increase of 2%, as compared to $519.4 million in the second quarter of 2021.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio increased 3% during the second quarter of 2022 compared to the second quarter of 2021. Net revenue increases during the second quarter of 2022 were driven by POWER RANGERS and FURREAL FRIENDS products, partially offset by lower net revenues from GI JOE and certain other EMERGING BRANDS products.
TV/FILM/ENTERTAINMENT: Net revenues from the TV/Film/Entertainment portfolio decreased 19% compared to the second quarter of 2021. The second quarter 2022 net revenue decrease was driven by the sale of the eOne Music business at the start of the third quarter 2021, which represented $33.4 million or 17% of TV, Film and Entertainment portfolio net revenues during the second quarter 2021. In addition, lower scripted deliveries, primarily related to the delivery timing of CRUEL SUMMER season two which is expected in the third quarter of 2022, as compared to CRUEL SUMMER season one, which was delivered in the second quarter of 2021, contributed to the decrease. These decreases were partially offset by higher net revenues from THE ROOKIE television series, higher film revenues and higher unscripted television production revenues during the second quarter of 2022, compared to the second quarter of 2021.
First Six Months of 2022
The six-month periods ended June 26, 2022 and June 27, 2021 were each 26-week periods.
For the first six months of 2022, consolidated net revenues increased 3% compared to the first six months of 2021 and reflect an unfavorable variance of $50.1 million as a result of foreign currency translation due to weaker currencies across the Company's European and, to a lesser extent, Asia Pacific markets when compared to the first six months of 2021.

Operating profit for the first six months of 2022 was $339.1 million, or 13.6% of net revenues, compared to an operating profit of $223.9 million, or 9.2% of net revenues, for the first six months of 2021. The operating profit increase was primarily driven by the impact to the prior year of the pre-tax non-cash impairment charge of $101.8 million and lower administrative costs as a result of the sale of eOne Music in 2021. In addition, the operating profit increase was due to higher net revenues in 2022, combined with lower advertising and depreciation costs within the Wizards of the Coast and Digital Gaming segment due to digital gaming launches in the first six months of 2021, as well as lower royalty expenses in 2022. These benefits were partially offset by higher costs of sales due to higher product input and freight costs as a result of rising costs and supply chain disruptions and higher program amortization costs within the Entertainment segment, reflecting the mix of programming deliveries during the first six months, and to a lesser extent, higher marketing and sales costs.
The following table presents net revenues by product category for the first six months of 2022 and 2021.

	Six Months Ended
	June 26, 2022	June 27, 2021	% Change
Franchise Brands	$1,287.0	1,200.3	7%
Partner Brands	425.9	400.0	6%
Hasbro Gaming	269.4	283.4	-5%
Emerging Brands	168.4	162.8	3%
TV/Film/Entertainment	351.6	390.5	-10%
Total	$2,502.3	2,437.0	3%
Brand portfolio net revenues for first six months of 2021 have been restated to reflect the elevation of PEPPA PIG from Emerging Brands to Franchise Brands, effective for the first quarter of 2022. As a result, first six months of 2021 net revenues of $58.9 million were reclassified from Emerging Brands to Franchise Brands.
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 7% in the first six months of 2022 compared to 2021. The net revenue increase was primarily driven by higher net revenues from MAGIC: THE GATHERING products reflecting record sales from the Kamigawa: Neon Dynasty, Commander Legends: Battle for Baldur's Gate and Double Masters set releases during the first six months of 2022. In addition, higher net revenues from PEPPA PIG, driven by the third quarter 2021 launch of the Company's first line of PEPPA PIG products, higher net revenues from PLAY-DOH products and higher net revenues from MY LITTLE PONY, following the September 2021 release of the feature length film, MY LITTLE PONY: A NEW GENERATION, drove growth during the first six months of 2022. These net revenue increases were partially offset by lower net revenues from MONOPOLY products, and to a lesser extent, lower net revenues from TRANSFORMERS and NERF products during the first six months of 2022.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 6% during the first six months of 2022 compared to 2021.
During the first six months of 2022, Partner Brands net revenue increases were driven by the Company's products for MARVEL, primarily from momentum in the SPIDER-MAN franchise which benefited from entertainment releases including Marvel Studios' SPIDER-MAN: NO WAY HOME and the children’s animated television series Marvel's SPIDEY and HIS AMAZING FRIENDS while the Company's products for Marvel's AVENGERS benefited from the release of Marvel Studios' DOCTOR STRANGE in the MULTIVERSE of MADNESS. To a lesser extent, net revenues from the Company's line of STAR WARS products increased as a result of the lineup of new entertainment from Lucasfilms including, THE BOOK of BOBA FETT and the STAR WARS series OBI-WAN KENOBI, both streaming on Disney+. In addition, Partner Brands net revenues benefited from the introduction of the Company's line of FORTNITE action figures during the first six months of 2022. These increases were partially offset by net revenue declines from DISNEY FROZEN and BEYBLADE products and to a lesser extent, DISNEY PRINCESS and TROLLS products during the first half of 2022.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio decreased 5% in the first six months of 2022 compared to the first six months of 2021 driven primarily by lower net revenues from the Dungeons & Dragons: Dark Alliance digital game launched during the second quarter 2021 with no comparable release in 2022.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, were $907.1 million, an increase of 3%, in the first six months of 2022 versus $884.7 million in the first six months of 2021.

EMERGING BRANDS: Net revenues from the Emerging Brands portfolio grew 3% for the first six months of 2022 compared to the first six months of 2021. Net revenue increases during the first half of 2022 were driven by POWER RANGERS products and to a lesser extent, PJ MASKS and FURREAL FRIENDS products, partially offset by lower net revenues from G.I. JOE and SUPER SOAKER products.

TV/FILM/ENTERTAINMENT: Net revenues from the TV/Film/Entertainment portfolio decreased 10% for the first six months of 2022 compared to the first six months of 2021. Lower net revenues in 2022 were driven by the sale of eOne Music at the start of the third quarter 2021, which represented $65.2 million or 17% of TV, Film and Entertainment portfolio net revenues during the first six months of 2021. In the first six months of 2022, higher net revenues from unscripted television deliveries, compared to the first six months of 2021 where deliveries were limited or delayed due to the impact of the COVID-19 pandemic, and higher film revenues, were offset by lower scripted television net revenues due primarily to the timing of deliveries during the first six months of 2022.
SEGMENT RESULTS
Beginning in 2022, intangible amortization costs related to the intangible assets acquired in the eOne acquisition have been allocated between the Consumer Products and Entertainment segments to match the revenue generated from such intangible assets. In 2021, comparable intangible amortization costs were recorded within the Entertainment segment.
Second Quarter 2022
The following table presents net external revenues and operating profit (loss) data for the Company's principal segments for the quarters ended June 26, 2022 and June 27, 2021:

	Quarter Ended
	June 26, 2022	June 27, 2021	% Change
Net revenues
Consumer Products	$734.2	$689.2	7%
Wizards of the Coast and Digital Gaming	419.8	406.3	3%
Entertainment *	185.2	226.7	-18%

Operating Profit (Loss)
Consumer Products	$(6.5)	$17.8	>-100%
Wizards of the Coast and Digital Gaming	225.6	192.9	17%
Entertainment *	14.3	(113.7)	>100%
Corporate and Other	(14.3)	(20.4)	30%
* Entertainment segment net revenues and operating loss, for the quarter ended June 27, 2021 include $33.4 million and ($94.9) million, respectively, from eOne Music, which was sold at the beginning of the third quarter of 2021.
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the quarters ended June 26, 2022 and June 27, 2021.

	Quarter Ended
	June 26, 2022	June 27, 2021
North America	$433.3	391.4
Europe	162.1	176.5
Asia Pacific	66.6	68.4
Latin America	72.2	52.9
Net revenues	$734.2	$689.2
The Consumer Products segment net revenues increased 7% to $734.2 million for the second quarter of 2022 compared to $689.2 million for the second quarter of 2021 and included the impact of an unfavorable $19.1 million currency translation, most notably from the Company's European markets. Drivers of the net revenue increase include higher sales of the Company's products for MARVEL, higher sales of PLAY-DOH and PEPPA PIG products, and higher sales of POWER RANGERS, PJ

MASKS and MY LITTLE PONY products. Partially offsetting these increases were lower sales of MONOPOLY products and lower sales of the Company's products for DISNEY FROZEN, as well as lower sales of BEYBLADE, TRANSFORMERS and GI JOE products. Net revenues increased in North America and in Latin American markets during the second quarter of 2022. Absent the unfavorable foreign currency exchange impact of $14.9 million in Europe, and to a lesser extent, $2.8 million in Asia Pacific, net revenues remained relatively flat in the Company's Europe and Asia Pacific regions.
Consumer Products segment operating losses for the second quarter of 2022 were $6.5 million or 0.9% of segment net revenues, compared to segment operating profit of $17.8 million or 2.6% of segment net revenues, for the second quarter of 2021. As noted above, to align with the revenue generated from the assets acquired in the eOne acquisition, Consumer Products segment operating profit in the second quarter of 2022 includes $9.6 million of intangible asset amortization costs. In 2021, the comparable costs were reported in the Entertainment segment results. This allocation of intangible amortization drove a 1.3% decline in operating margin for the Consumer Products segment. The remaining operating profit decrease in the second quarter of 2022 was driven by higher product costs, including higher inventory obsolescence costs related to products in Russia and higher distribution costs as a result of global supply chain disruptions. These negative impacts were partially offset by price increases implemented during the second half of 2021 and the first quarter of 2022.

Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters ended June 26, 2022 and June 27, 2021.

	Quarter Ended
	June 26, 2022	June 27, 2021
Tabletop Gaming	$361.8	$315.4
Digital and Licensed Gaming	58.0	90.9
Net revenues	$419.8	$406.3
Wizards of the Coast and Digital Gaming segment net revenues increased 3% in the second quarter of 2022 to $419.8 million from $406.3 million in the second quarter of 2021 and included the impact of an unfavorable $8.2 million foreign currency translation.
The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the second quarter of 2022 was attributable to net revenue increases from Wizards of the Coast tabletop gaming products, most notably, MAGIC: THE GATHERING, driven by sales of the Commander Legends: Battle for Baldur's Gate and Double Masters set releases, and, to a lesser extent, higher licensed digital gaming net revenues. These increases were partially offset by lower digital gaming net revenues from the mobile version of Magic: The Gathering Arena and from Dungeons & Dragons: Dark Alliance, released during the second quarter of 2021.
Wizards of the Coast and Digital Gaming segment operating profit was $225.6 million, or 53.7% of segment net revenues for the second quarter of 2022, compared to operating profit of $192.9 million, or 47.5% of segment net revenues, for the second quarter of 2021. The operating profit increase during the second quarter of 2022 was the result of higher sales combined with lower product development costs, lower advertising costs and lower depreciation , compared to second quarter 2021 costs in support of the launch of Dungeons & Dragons: Dark Alliance. These cost decreases in the second quarter of 2022 were partially offset by higher product input costs associated with tabletop gaming and higher freight costs.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for the quarters ended June 26, 2022 and June 27, 2021.

	Quarter Ended
	June 26, 2022	June 27, 2021
Film and TV	$148.2	$164.3
Family Brands	22.8	26.1
Music and Other *	14.2	36.3
Net revenues	$185.2	$226.7
*Music and Other category net revenues for the quarter ended June 27, 2021 includes $33.4 million related to eOne Music, which was sold at the beginning of the third quarter of 2021.
Entertainment segment net revenues declined 18% to $185.2 million for the second quarter of 2022, compared to $226.7 million for the second quarter of 2021 and included the impact of an unfavorable $5.4 million foreign currency translation. The net revenue decrease during the second quarter of 2022 was driven by the sale of eOne Music business in the third quarter of 2021 which accounted for $33.4 million or 14.7% of segment net revenues in the second quarter of 2021. In addition, the net revenue decrease in the second quarter of 2022 was primarily due to the timing of scripted television deliveries, most notably, CRUEL SUMMER season two expected in the third quarter of 2022, compared to CRUEL SUMMER season one which was delivered in the second quarter of 2021. These decreases were partially offset by higher net revenues from unscripted television deliveries compared to the second quarter of 2021, and higher film licensing revenues.
Entertainment segment operating profit was $14.3 million, or 7.7% of segment net revenues for the second quarter of 2022 compared to operating losses of $113.7 million, or 50.2% of segment net revenues for the second quarter of 2021. The operating profit increase during the second quarter of 2022 was primarily driven by the second quarter 2021 non-cash impairment charge of $101.8 million associated with the sale of eOne Music. Absent the impact of the loss on the Music sale, the second quarter 2022 operating profit increase was driven by lower program amortization costs reflecting the mix of programming delivered during the second quarter of 2022, lower advertising and administrative costs and the allocation of $9.6 million of intangible asset amortization costs to the Consumer Products segment in 2022, as described above.
Corporate and Other Segment
The Corporate and Other segment operating losses were $14.3 million for the second quarter of 2022 compared to operating losses of $20.4 million for the second quarter of 2021. The decline in operating losses in the second quarter of 2022 was primarily the result of lower administrative expenses. Operating losses in 2021 included $9.5 million of transaction costs associated with the sale of eOne Music.
First Six Months 2022
The following table presents net revenues and operating profit (loss) for the Company's principal segments for each of the six-month periods ended June 26, 2022 and June 27, 2021.

	Six Months Ended
	June 26, 2022	June 27, 2021	% Change
Net revenues
Consumer Products segment	$1,407.0	$1,343.1	5%
Wizards of the Coast and Digital Gaming segment	682.6	648.5	5%
Entertainment segment *	412.7	445.4	-7%

Operating Profit (Loss)
Consumer Products segment	$2.1	$50.1	-96%
Wizards of the Coast and Digital Gaming segment	332.0	302.9	10%
Entertainment segment *	26.5	(96.7)	>100%
Corporate and Other	(21.5)	(32.4)	34%
* Entertainment segment net revenues and operating loss, for the six-month period ended June 27, 2021 include $65.2 million and ($91.8) million, respectively, from eOne Music, which was sold at the beginning of the third quarter of 2021.
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the six-month periods ended June 26, 2022 and June 27, 2021.

	Six Months Ended
	June 26, 2022	June 27, 2021
North America	$838.5	$754.1
Europe	338.8	365.0
Asia Pacific	118.8	133.2
Latin America	110.9	90.8
Net Revenues	$1,407.0	$1,343.1
The Consumer Products segment net revenues increased 5% to $1,407.0 million for the first six months of 2022 compared to $1,343.1 million for the first six months of 2021 and included the impact of an unfavorable $32.6 million currency translation. The drivers of the net revenue increase include higher sales of the Company's Partner Brands for MARVEL, as well as higher sales of PEPPA PIG and PLAY-DOH products. To a lesser extent, higher sales of MY LITTLE PONY, POWER RANGERS and PJ MASKS products and higher sales of the Company's Partner Brands for STAR WARS contributed to the increase. Partially offsetting these increases were lower sales of certain Partner Brands, notably, the Company's products for DISNEY FROZEN and BEYBLADE and lower sales of MONOPOLY and TRANSFORMERS products. Net revenues increased in North America and in Latin American markets during the first six months of 2022 while net revenues declined in the Asia Pacific. In Europe, absent the unfavorable foreign currency exchange impact of $26.9 million, net revenues remained relatively flat.

Consumer Products segment operating profit for the first six months of 2022 was $2.1 million or 0.1% of segment net revenues, compared to segment operating profit of $50.1 million or 3.7% of segment net revenues, for the first six months of 2021. As noted above, in alignment with the revenue generated from the assets acquired in the eOne acquisition, Consumer Products segment operating profit for the first six months of 2022 includes $19.9 million of intangible amortization, which in 2021 was reported within the Entertainment segment results. This allocation of intangible amortization drove a 1.5% decline in operating margin for the Consumer Products segment. The remaining operating profit decrease in the first six months of 2022 was driven by higher product costs, including higher inventory reserves related to Russia, higher distribution costs driven by increased freight costs as a result of global supply chain, disruptions as well as higher marketing and sales costs. These negative impacts were partially offset by price increases implemented during the second half 2021 and during the first half of 2022.
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the six-month periods ended June 26, 2022 and June 27, 2021.

	Six Months Ended
	June 26, 2022	June 27, 2021
Tabletop Gaming	$554.0	$490.7
Digital and Licensed Gaming	128.6	157.8
Net revenues	$682.6	$648.5
Wizards of the Coast and Digital Gaming segment net revenues increased 5% in the first six months of 2022 to $682.6 million from $648.5 million in the first six months of 2021 and included the impact of an unfavorable $11.1 million foreign currency translation.
The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the first six months of 2022 was driven primarily by higher net revenues from Wizards of the Coast table-top gaming products, most notably, MAGIC: THE GATHERING, due to the number of strong performing card set releases. In addition to the net revenue increases from the Company's Wizards of the Coast table-top gaming business, the segment benefited from growth in certain of the Company's licensed digital games. These net revenue increases were partially offset by lower digital gaming net revenues from Dungeons & Dragons: Dark Alliance and the mobile version of Magic: The Gathering, released during the second quarter of 2021.
Wizards of the Coast and Digital Gaming segment operating profit was $332.0 million, or 48.6% of segment net revenues for the first six months of 2022, compared to operating profit of $302.9 million, or 46.7% of segment net revenues for the first six months of 2021. The operating profit increase during the first six months of 2022 was the result of higher sales volumes as described above, lower advertising expenses and depreciation costs, compared to the first six months of 2021, where the Company incurred higher costs associated with the launch of the mobile version of Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance. These increases to operating profit were partially offset by higher freight costs and higher product costs.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for the six-month periods ended June 26, 2022 and June 27, 2021.

	Six Months Ended
	June 26, 2022	June 27, 2021
Film and TV	$338.4	$330.7
Family Brands	46.0	44.9
Music and Other *	28.3	69.8
Net revenues	$412.7	$445.4
*Music and Other category net revenues for the six-month period ended June 27, 2021 includes $65.2 million from eOne Music, which was sold at the beginning of the third quarter of 2021.
Entertainment segment net revenues for the six months ended June 26, 2022 decreased 7% to $412.7 million from $445.4 million for the six months ended June 27, 2021 and included the impact of an unfavorable $6.4 million foreign currency translation. The segment net revenue decrease was driven by the sale of eOne Music business in the third quarter of 2021 which accounted for $65.2 million or 14.6% of segment net revenues in the first six months of 2021. During the first six months of 2022, higher net revenues from live shows, unscripted programming deliveries and higher net revenues from streaming content sales related to programming featuring the Company's brands were partially offset by lower net revenues from scripted television deliveries.
The Entertainment segment operating profit was $26.5 million, or 6.4% of net revenues, for the six months ended June 26, 2022, compared to operating losses of $96.7 million, or 21.7% of segment net revenues, for the six months ended June 27, 2021. The operating profit increase during the first six months of 2022 was driven by the second quarter 2021 non-cash impairment charge of $101.8 million associated with the sale of eOne Music. Absent the impact of the loss on the Music sale, the operating profit increase in the first six months of 2022 was driven by the allocation of $19.9 million of intangible asset amortization costs to the Consumer Products segment in the first six months of 2022, as described above and lower royalty and advertising and promotion expenses. These increases to operating profit were partially offset by the sale of eOne Music combined with higher program amortization costs reflecting the mix of programming delivered during the first six months of 2022.
Corporate and Other Segment
Operating losses in the Corporate and Other Segment for the first six months of 2022 were $21.5 million, compared to operating losses of $32.4 million for the first six months of 2021. The decline in operating losses during the first six months of 2022 was the result of lower royalty expense, partially offset by higher product development costs and higher administrative expenses. Operating losses in 2021 included $9.5 million of transaction costs associated with the sale of eOne Music and retention costs of $3.8 million in relation to the eOne acquisition.
OPERATING COSTS AND EXPENSES
Second Quarter 2022
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended June 26, 2022 and June 27, 2021.

	Quarter Ended
	June 26, 2022	June 27, 2021
Cost of sales	30.7%	26.1%
Program cost amortization	6.0%	8.4%
Royalties	8.2%	8.4%
Product development	5.9%	6.6%
Advertising	6.3%	8.0%
Amortization of intangibles	2.0%	2.2%
Selling, distribution and administration	24.4%	26.8%
Loss on assets held for sale	—%	7.7%
Cost of sales for the second quarter of 2022 was $411.5 million, or 30.7% of net revenues, compared to $345.0 million, or 26.1% of net revenues, for the second quarter of 2021. The cost of sales increase in dollars and as a percent of net revenues was driven by higher sales volumes and higher product costs, including higher freight costs, and higher inventory obsolescence charges including reserves related to inventory in Russia.
Program cost amortization decreased to $80.7 million, or 6.0% of net revenues, for the second quarter of 2022 from $110.7 million, or 8.4% of net revenues, for the second quarter of 2021. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue. The decrease in dollars and as a percent of net revenues during the second quarter of 2022 was driven by lower sales volume within the Entertainment segment, due primarily to the timing of deliveries and the mix of content delivered, compared to the second quarter of 2021.
Royalty expense for the second quarter of 2022 decreased to $110.1 million, or 8.2% of net revenues, compared to $111.5 million, or 8.4% of net revenues, for the second quarter of 2021. Fluctuations in royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. Royalty expense during the second quarter of 2022 was consistent with the second quarter of 2021, including lower expense due to the impact of the sale of eOne Music during 2021 and the mix of Film and TV deliveries during the quarter. These declines were offset by higher expense in the Consumer Products segment driven by an increase in partner brand revenues.

Product development expense for the second quarter of 2022 was $79.2 million, or 5.9% of net revenues, compared to $87.2 million, or 6.6% of net revenues, for the second quarter of 2021. The decrease was primarily related to lower costs within Wizards digital gaming due to the launch of games in the second quarter of 2021.
Advertising expense for the second quarter of 2022 was $84.2 million, or 6.3% of net revenues, compared to $105.4 million, or 8.0% of net revenues, for the second quarter of 2021. Advertising spend is generally impacted by revenue mix and the number and type of entertainment releases delivered. The advertising expense decrease during the second quarter of 2022 was driven by lower expense within the Entertainment segment, as well as lower expense within the Wizards of the Coast and Digital Gaming segment, compared to the second quarter 2021, where advertising expense was driven by support for the launch of the mobile version of Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance, with no comparable releases in 2022.
Amortization of intangible assets decreased to $27.2 million, or 2.0% of net revenues, for the second quarter of 2022, compared to $29.7 million, or 2.2% of net revenues, for the second quarter of 2021. The decrease in 2022 is related to the discontinuation of amortization related to the eOne Music intangible assets following the sale of eOne Music in the third quarter of 2021, partially offset by additional expense associated with assets acquired through the D&D Beyond Acquisition during the second quarter of 2022.
Selling, distribution and administration expenses decreased to $327.2 million, or 24.4% of net revenues for the second quarter of 2022, from $354.3 million, or 26.8% of net revenues, for the second quarter of 2021. The decrease in selling, distribution and administration expenses reflects lower incentive compensation accruals and lower depreciation expense in 2022 compared to depreciation expense in the second quarter of 2021 associated with the launch of Dungeons & Dragons: Dark Alliance. These decreases were partially offset by increased costs associated with consulting and other professional services for the Company's annual shareholder meeting.
The loss on assets held for sale of $101.8 million, or 7.7% of net revenues during the second quarter of 2021, represents a non-cash impairment charge associated with the disposition of eOne Music.
First Six Months of 2022
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the six-month periods ended June 26, 2022 and June 27, 2021.

	Six Months Ended
	June 26, 2022	June 27, 2021
Cost of sales	29.8%	26.1%
Program cost amortization	8.8%	8.5%
Royalties	8.0%	9.0%
Product development	5.9%	6.1%
Advertising	6.5%	7.9%
Amortization of intangibles	2.2%	2.6%
Selling, distribution and administration	25.3%	26.4%
Loss on assets held for sale	—%	4.2%
Cost of sales for the six months ended June 26, 2022 increased to $744.6 million, or 29.8% of net revenues, from $634.9 million, or 26.1% of net revenues for the six months ended June 27, 2021. The cost of sales increase in dollars and as a percent of net revenues was due to higher sales volumes and higher product input costs, including higher freight and material costs, as well as higher inventory obsolescence charges.
Program cost amortization increased in the first six months of 2022 to $219.2 million, or 8.8% of net revenues, from $208.2 million, or 8.5% of net revenues, in the first six months of 2021. The program cost amortization increase in dollars and as a percent of net revenues during the first six months of 2022, was driven by the volume and mix of both scripted and unscripted programming revenues during the first half of 2022 compared to the first half of 2021.
Royalty expense for the six months ended June 26, 2022 was $200.2 million, or 8.0% of net revenues, compared to $220.4 million, or 9.0% of net revenues, for the six months ended June 27, 2021. The decrease in royalty expense in dollars was driven by the impact of the sale of eOne Music and the mix of Film and TV deliveries during the first six months of 2022. In addition, certain licensing agreements acquired through the eOne acquisition expired, which carried higher royalty expenses in prior periods. The decrease in royalty expense as a percent of net revenues during the first six months of 2022 was the result of a higher percentage of product sales that do not carry significant royalty expenses.

Product development expense for the six months ended June 26, 2022 was $148.8 million, or 5.9% of net revenues, from $149.0 million, or 6.1% of net revenues, for the six months ended June 27, 2021. Product development expense in the first six months of 2022 was consistent with the first six months of 2021, reflecting the Company’s continued investment in innovation and anticipated growth across our brand and entertainment portfolios.
Advertising expense for the six months ended June 26, 2022 was $161.8 million, or 6.5% of net revenues, compared to $193.3 million, or 7.9% of net revenues, for the six months ended June 27, 2021. The advertising expense decrease during the first six months of 2022 was driven by lower expense within the Entertainment segment related to the sale of the eOne Music business combined with a shift in the type of entertainment releases delivered, as well as lower expense within the Wizards of the Coast and Digital Gaming segment, compared to the first half of 2021, where advertising expense was driven by support for the launch of the mobile version of Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance, with no comparable releases in 2022.
Amortization of intangible assets was $54.3 million, or 2.2% of net revenues, for the six months ended June 26, 2022 compared to $62.6 million, or 2.6% of net revenues, in the first six months of 2021. The decrease in 2022 is related to the discontinuation of amortization related to the eOne Music intangible assets following the sale of eOne Music in the third quarter of 2021. This decline was slightly offset by additional expense associated with assets acquired through the D&D Beyond Acquisition during the second quarter of 2022.
For the six months ended June 26, 2022, the Company's selling, distribution and administration expenses decreased to $634.3 million, or 25.3% of net revenues, from $642.9 million, or 26.4% of net revenues, for the six months ended June 27, 2021. The decrease in selling, distribution and administration expenses reflects lower depreciation expense, primarily related to the Company's digital gaming business compared to the first six months of 2021, lower compensation accruals and lower administrative costs as a result of the sale of eOne Music during 2021. These decreases were partially offset by higher marketing and sales costs within the Consumer Products segment, consistent with the increase in net revenues during the first six months of 2022.
The loss on disposal of business of $101.8 million, or 4.2% of net revenues during the first six months of 2021, represents a non-cash impairment charge associated with the disposition of eOne Music.
NON-OPERATING EXPENSE (INCOME)
Interest expense for the second quarter and first six months of 2022 totaled $41.7 million and $83.3 million, respectively, compared to $46.1 million and $94.0 million in the second quarter and first six months of 2021, respectively. The decrease in interest expense during the second quarter and first half of 2022 primarily reflects long-term debt repayments made throughout 2021 and during the first half of 2022, related to borrowings utilized for the eOne acquisition.
Interest income was $2.7 million and $4.8 million for the second quarter and first six months of 2022, respectively, compared to $1.2 million and $2.4 million in the second quarter and first six months of 2021, respectively. Higher average interest rates in 2022 compared to 2021 contributed to the increase for the three and six-month periods.
Other expense, net was $0.2 million and $0.5 million for the second quarter and first six months of 2022, respectively, compared to other income, net of $9.4 million and $38.3 million in the second quarter and first six months of 2021, respectively. The decline in 2022 was primarily driven by a $26.7 million gain from a legal settlement realized during the first six months of 2021 with no comparable gain in 2022, lower earnings from the Company's joint venture with Discovery and foreign exchange losses during the first six months of 2022 compared to gains during the first half of 2021.
INCOME TAXES
Income tax expense totaled $39.4 million on pre-tax income of $179.9 million in the second quarter of 2022 compared to income tax expense of $63.0 million on pre-tax income of $41.1 million in the second quarter of 2021. For the six-month periods, income tax expense totaled $56.7 million on pre-tax income of $260.1 million in 2022, compared to an income tax expense of $75.0 million on pretax income of $170.6 million in 2021. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first six months of 2022, favorable discrete tax adjustments were a net benefit of $3.2 million compared to a net expense of $17.4 million in the first six months of 2021. The favorable discrete tax adjustments for the first six months of 2022 primarily relate to the release of certain valuation allowances during the first quarter. The unfavorable discrete tax adjustments for the first six months of 2021 were primarily associated with the revaluation of net deferred tax liabilities as a result of the United Kingdom's ("UK") enactment of Finance Act 2021 during the second quarter, which will increase the UK corporate income tax rate from 19% to 25% as of April 1, 2023. This was reduced by the release of a valuation allowance on net operating losses that offset income received from a one-time legal settlement and certain tax benefits, including the reversal of uncertain tax positions that resulted from statutes of limitations expiring in certain jurisdictions and operational tax planning during the second quarter. In addition, included in the second quarter of 2021 was an impairment expense on assets held for sale from which there was no corresponding tax benefit. Absent discrete items, the tax rates for the first six months of 2022 and 2021 were 23.0% and 22.6% respectively. The increase in the base rate of 23.0% for the first six months of 2022 is primarily due to the mix of jurisdictions where the Company earned its profits.
OTHER INFORMATION
Business Seasonality and Shipments
Within the retail sector, the Company’s revenue pattern from toys and games and licensed consumer products continues to show the second half of the year to be more significant to its overall business for the full year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules.
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
Quick response inventory management practices being used by retailers as well as growth in ecommerce result in orders increasingly placed for immediate delivery and fewer orders placed well in advance of shipment. Retailers are timing their orders so that they are filled by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during the current holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s future revenues. However, more recently the Company's inventory levels reflect ongoing global supply chain disruptions, which began in late 2020 as economies slowly recovered from COVID-19 shutdowns, while consumer demand began to outpace the capacity of the global supply chain infrastructure. Supply chain constraints, including overcrowding of cargo ports and shipping container and truck transportation shortages have also led to higher costs for ocean, air and over the road freight and delays in the availability of products, as inventory remains in transit for extended periods of time. These and other disruptions are expected to continue throughout 2022. During the first six months of 2022, the Company accelerated certain inventory purchases, to ensure sufficient finished goods and raw material availability ahead of expected periods of high consumer demand. As a result, the Company expects inventory shipments to peak earlier in 2022 as compared to the historical timeline of August to December.
Unlike the Company's retail sales patterns, revenue patterns from the Company's entertainment businesses fluctuate based on the timing and popularity of television, film, streaming and digital content releases. Release dates are determined by factors including the timing of holiday periods, geographical release dates and competition in the market.
Russian Sanctions
As a result of the military conflict in Ukraine, which has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, the Company has paused all shipments and new content distribution into Russia. The Company’s consolidated financial statements reflect certain reserves as of June 26, 2022, primarily related to inventory and accounts receivable, and will be impacted by a loss of revenue and operating profit in the second half of 2022. For the full year 2021, our revenue in Russia was $115 million, with approximately 70% earned in the second half of the year. Any longstanding disruptions may magnify the impact of other risks described in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 26, 2021.
Accounting Pronouncement Updates
As of June 27, 2022, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements. The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 2021.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first six months of 2022 and 2021, the Company primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, used borrowings under its available lines of credit. In addition, the Company’s Entertainment operating segment used production financing to fund certain of its television and film productions which are arranged on an individual production basis using either the Company's revolving film and television production credit facility or through special purpose production subsidiaries. For more information on the Company's production financing facilities, including expected future repayments, see note 7 to the consolidated financial statements included in Part I of this Form 10-Q.
The Company expects to continue to fund its working capital needs primarily through available cash, cash flows from operations and from production financing facilities and, if needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit and production financing, are adequate to meet its working capital needs for the remainder of 2022, including the repayment of the current portion of long-term debt of $137.0 million, as shown on the consolidated balance sheets, which represents the current portion of required quarterly principal amortization payments for our term loan facilities and other short-term production financing facilities, each as described below. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of June 26, 2022, the Company's cash and cash equivalents totaled $628.2 million, of which $41.9 million is restricted under the Company’s production financing facilities.
Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Cuts and Jobs Act of 2017 ("the Tax Act") provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of June 26, 2022, the Company had a total liability of $137.7 million related to this tax, $34.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $103.3 million is presented within other liabilities, non-current on the consolidated balance sheets included in Part I of this Form 10-Q. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of June 26, 2022 are denominated in the U.S. dollar.
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

	June 26, 2022	June 27, 2021	% Change
Cash and cash equivalents (including restricted cash of $41.9 and $83.1)	$628.2	$1,228.2	-49%
Accounts receivable, net	870.5	865.9	1%
Inventories	867.5	499.6	74%
Prepaid expenses and other current assets	719.2	543.2	32%
Other assets	1,367.6	1,350.5	1%
Accounts payable and accrued liabilities	1,923.2	1,778.9	8%
Other liabilities	570.0	753.0	-24%
Accounts receivable increased 1% to $870.5 million at June 26, 2022, compared to $865.9 million at June 27, 2021. Absent the unfavorable foreign currency exchange impact of $27.8 million, accounts receivable increased 4% or $32.5 million. The increase in accounts receivable was driven by higher sales during the first six months of 2022, partially offset by improved collections. Days sales outstanding decreased from 60 days at June 27, 2021 to 59 days at June 26, 2022.
Inventories increased 74% to $867.5 million as of June 26, 2022, compared to $499.6 million at June 27, 2021. Absent the unfavorable foreign currency exchange impact of $36.2 million, inventories increased 81% or $404.1 million. The increase in 2022 inventory balances reflects accelerated inventory purchases in the first half of 2022 in an effort to mitigate the impact of certain global supply chain challenges, including increased lead-times and higher freight-in costs, most notably in the U.S. and Europe, attributable to the Company's Consumer Products and Wizards of the Coast tabletop gaming businesses.
Prepaid expenses and other current assets increased 32% to $719.2 million at June 26, 2022 from $543.2 million at June 27, 2021. The increase was driven by higher accrued tax credit balances related to film and television production costs, due to increased productions and timing of tax credit claims, as well as higher accrued royalty and licensing balances, primarily attributable to the Company's Entertainment business and higher unrealized gains on foreign exchange contracts. These increases were partially offset by lower prepaid royalty balances in relation to the Company’s MARVEL, POWER RANGERS and DISNEY PRINCESS royalty agreements and from lower prepaid tax balances during the second quarter 2022.
Other assets increased 1% to $1,367.6 million at June 26, 2022 from $1,350.5 million at June 27, 2021. The increase was driven by higher long-term accrued income balances related to certain of the Company's content distribution arrangements and increased non-current receivable balances within the Entertainment segment. These increases were partially offset by a lower balance for the Company's investment in Discovery Family Channel, due to an impairment charge recorded in the fourth quarter of 2021 and distributions received in the first six months of 2022, and from certain content and production assets sold in connection with the sale of eOne Music during the third quarter of 2021.
Accounts payable and accrued liabilities increased 8% to $1,923.2 million at June 26, 2022 from $1,778.9 million at June 27, 2021 driven by higher account payable balances due to increased inventory purchases, higher accrued freight balances due to increased costs as a result of supply chain disruptions, higher accrued royalty balances due to higher sales of partner brand products, as well as higher participations and residuals and higher accrued tax balances. These increases were partially offset by lower deferred revenue balances due to the timing of certain scripted television content deliveries, lower accounts payable and accrued liabilities balances associated with the sale of eOne Music, lower incentive compensation accruals and lower severance accruals from payments made in relation to restructuring actions taken in 2020.
Other liabilities decreased 24% to $570.0 million at June 26, 2022 from $753.0 million at June 27, 2021. The decrease was driven by lower long-term lease liability balances, lower long-term deferred tax liability balances due to the sale of eOne Music during the third quarter of 2021, a lower transition tax liability balance reflecting the reclassification of the 2022 installment payment due April 2023, a lower Discovery option agreement balance due to a revaluation of the Discovery Family Channel investment during the fourth quarter of 2021, and lower deferred revenue balances.

Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the six-month periods ended June 26, 2022 and June 27, 2021.

	June 26, 2022	June 27, 2021
Net cash provided by (utilized for):
Operating activities	$147.8	$577.1
Investing activities	(212.6)	(66.3)
Financing activities	(319.9)	(718.4)
Net cash provided by operating activities in the first six months of 2022 was $147.8 million compared to $577.1 million in the first six months of 2021. The $429.3 million decrease in net cash provided by operating activities was primarily attributable to higher working capital requirements, including higher inventory costs, higher incentive bonus payments, higher royalty payments and higher freight costs due to ongoing supply chain constraints.
Net cash utilized for investing activities was $212.6 million in the first six months of 2022 compared to $66.3 million in the first six months of 2021. The increase in cash used reflects a cash payment of $146.3 million related to the D&D Beyond Acquisition during the second quarter of 2022. Additions to property, plant and equipment were $75.8 million in the first six months of 2022 compared to $63.1 million in the first six months of 2021.
Net cash utilized for financing activities was $319.9 million in the first six months of 2022 compared to $718.4 million in the first six months of 2021. Financing activities in the first six months of 2022 include payments totaling $57.5 million related to the $1.0 billion in term loans described below, consisting of a $50.0 million principal and quarterly principal amortization payment of $7.5 million toward the Five-Year Tranche loan, as well as drawdowns of $137.7 million and repayments of $133.3 million related to production financing loans and cash payments of $124.0 million to repurchases the Company's common stock. Financing activities in the first six months of 2021 included the repayment of $300.0 million aggregate principal amount of 3.15% Notes and payments totaling $265.0 million related to the $1.0 billion in term loans consisting of $250.0 million towards the principal balance of the Three-Year Tranche loans and quarterly principal payments totaling $15.0 million. In addition, the Company had drawdowns of $114.7 million and repayments of $70.2 million related to production financing loans.
Dividends paid in the first six months of 2022 totaled $191.9 million, compared to $187.5 million in the first six months of 2021 reflecting a higher dividend rate commencing with the May 2022 dividend payment. Beginning with employee stock incentive awards granted in 2022, the payment of cash dividends to shareholders also results in the crediting of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units ("RSUs") and contingent stock performance awards ("PSUs") granted under the Company’s Restated 2003 Stock Incentive Plan, as amended, for employees as described in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 26, 2021. The DEUs will be credited as additional RSUs or PSUs and settled concurrently with the vesting of associated awards.
Sources and Uses of Cash
The Company commits to inventory production, advertising and marketing expenditures in support of its consumer products business, prior to the peak fourth quarter retail selling season. Accounts receivable typically increase during the third and fourth quarter as customers increase their purchases to meet consumer demand expected in the holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable sometimes makes it necessary for the Company to borrow amounts during the latter part of the year. In the Company's entertainment business, expenditures of cash for productions are often made well in advance of sale and delivery of the content produced. Trading card and digital gaming revenues have shorter collection periods, but product development expense often occurs years prior to release and revenue generation. During the first six months of 2022 and 2021, the Company primarily used cash from operations and, to a lesser extent, borrowings under available lines of credit, in particular production financing vehicles, to fund its working capital.
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. At June 26, 2022, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.5 billion. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of June 26, 2022. The Company had no borrowings outstanding under its committed revolving credit facility as of June 26, 2022. However, letters of credit outstanding under this facility as of June 26, 2022 were approximately $3.1 million. Amounts available and unused under the committed line at June 26, 2022 were approximately $1.5 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $10.5 million was utilized at June 26, 2022. Of the amount utilized under, or supported by, the uncommitted lines, approximately $9.6 million and $0.9 million represent letters of credit and outstanding short-term borrowings, respectively.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. As of June 26, 2022, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $260.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; and, $57.5 million in the first six months of 2022 consisting of $50.0 million principal and a quarterly principal amortization payment of $7.5 million. The Company is subject to certain financial covenants contained in this agreement and as of June 26, 2022, the Company was in compliance with these covenants. The terms of the Term Loan Facilities are described in note 7 to the consolidated financial statements included in Part I of this Form 10-Q.
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
The Company uses production financing facilities to fund its film and television productions which are arranged on an individual production basis by either special purpose production subsidiaries, each secured by the assets and future revenues of such production subsidiaries, which are non-recourse to the Company's assets, or through a senior revolving credit facility obtained in November 2021, dedicated to production financing. The Company's senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) provides the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provides the Company with the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Revolving Production Financing Agreement extends through November 22, 2024. The Company uses the RPCF to fund certain of the Company’s original film and TV production costs. Borrowings under the RPCF are non-recourse to the Company's assets. The Company expects to utilize the revolving production financing facility for the majority of its future production financing needs. During the first six months of 2022, the Company had total drawdowns of $137.7 million and repayments of $133.3 million towards these production financing facilities. As of June 26,

2022, the Company had outstanding production financing borrowings related to these facilities of $175.0 million, $77.0 million of which are recorded within the current portion of long-term debt and $98.0 million are recorded within short-term borrowings in the Company's consolidated balance sheets, included in Part I of this Form 10-Q.
The Company has principal amounts of long-term debt as of June 26, 2022 of $3.9 billion, due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $137.0 million is current at June 26, 2022 of which $60.0 million is related to principal amortization of the 5-year term loans due December 2024 and $77.0 million represents the Company's outstanding production financing facilities described above. During the first quarter of 2021, the Company repaid in full its 3.15% Notes in the aggregate principal amount of $300.0 million due in May 2021, including accrued interest. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to the third quarter of 2024, with the exception of certain of the Company’s production financing facilities discussed above.
The Company also had letters of credit and other similar instruments of approximately $12.8 million and purchase commitments of approximately $413.3 million outstanding at June 26, 2022.
Other contractual obligations and commercial commitments, as detailed in the Company's 2021 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. Hasbro increased the quarterly dividend rate from $0.68 per share to $0.70 per share effective for the dividend paid in May 2022. The Company also returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005, the Company's Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization was approved in May 2018 for $500 million. Following the Company's acquisition of eOne, the Company temporarily suspended its share repurchase program to prioritize deleveraging. In April 2022, given the Company's progress towards reducing debt, the Company resumed its share repurchase activity and repurchased approximately 1.4 million shares at a total cost of $124.0 million and at an average price of $87.48 per share. At June 26, 2022, the Company had $242.6 million remaining under these share repurchase authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.
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
FINANCIAL RISK MANAGEMENT
The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing and selling those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Euro, British pound sterling, Canadian dollar, Japanese Yen, Brazilian real and Mexican peso and, to a lesser extent, other currencies in Latin American and Asia Pacific countries.
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
The Company reflects derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At June 26, 2022, these contracts had net unrealized gains of $19.0 million, of which $19.3 million of unrealized gains are recorded in prepaid expenses and other current assets, $0.5 million of unrealized gains are recorded in other assets and $0.8 million of unrealized losses are recorded in accrued liabilities. Included in accumulated other comprehensive loss at June 26, 2022 are deferred gains, net of tax, of $15.8 million, related to these derivatives.
At June 26, 2022, the Company had principal amounts of long-term debt of $3.9 billion. In May 2014, the Company issued an aggregate $600.0 million of long-term debt which consisted of $300.0 million of 3.15% Notes, subsequently repaid in 2021, and $300.0 million of 5.10% Notes due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at June 26, 2022 are deferred losses, net of tax, of $15.2 million related to these derivatives.
INFLATION
The impact of inflation on the Company's business operations has been significant during the first six months of 2022 compared to prior years. However, due to mitigating actions taken by the Company, such as price increases where deemed necessary, the impact of general price inflation on our financial position and results of operations has been reduced. The Company continues to monitor the impact of inflation to its business operations on an ongoing basis and may need to adjust its prices further to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation could affect consumer purchases of our products and spending on entertainment. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company's financial results.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 26, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 26, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2022
3/28/22 – 4/24/22	101,591	$88.57	101,591	$357,594,683
May 2022
4/25/22 – 5/29/22	793,753	$89.43	793,753	$286,610,640
June 2022
5/30/22 – 6/26/22	521,829	$84.30	521,829	$242,622,186
Total	1,417,173	$87.48	1,417,173	$242,622,186
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

HASBRO, INC.
(Registrant)

Date: July 26, 2022	By: /s/ Deborah Thomas
Deborah Thomas
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)