Form 10-Q
period 2022-09-25
HASBRO, INC.
filed 2022-10-26
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of October 18, 2022 was 138,113,722.

Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies; the ability to achieve our financial and business goals and objectives; anticipated financial performance or business prospects in future periods; expectations relating to our operational excellence program, including anticipated cost savings and cash costs to achieve savings; expectations relating to products, gaming and entertainment to be developed and delivered in the near term; expected benefits and plans relating to acquired brands, properties and businesses; marketing and promotional efforts; research and development activities; actions taken to mitigate the impact of inflation; capital expenditures; working capital; inventory; liquidity; financing sources; timing of and amount of repayment of indebtedness; capital allocation strategy, including plans for dividends and share repurchases; and other financial, tax, accounting and similar matters. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties. Factors that might cause such a difference include, but are not limited to:
•our ability to successfully execute on our Blueprint 2.0 strategy, including to focus on and scale select business initiatives and brands to drive profitability;
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
•our ability to successfully evolve and transform our business and capabilities to successfully address the global consumer landscape;
•inflation and downturns in global and regional economic conditions impacting one or more of the markets in which we sell products, which can negatively impact our retail customers and consumers, result in lower employment levels, consumer disposable income, retailer inventories and spending, including lower spending on purchases of our products;
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
•risks related to economic and public health conditions or regulatory changes in the markets in which we and our customers, partners, licensees, suppliers and manufacturers operate, such as inflation, rising interest rates, higher commodity prices, labor costs or transportation costs, the coronavirus or other outbreaks of disease, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs or delays in revenue;
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
•our ability to realize the benefits of cost-savings and efficiency and/or revenue and operating profit enhancing initiatives;
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
•fluctuations in our business due to seasonality;
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
•the bankruptcy or other lack of success of one or more of our significant retailers, licensees and other partners; and
•other risks and uncertainties as may be detailed in our public announcements and U.S. Securities and Exchange Commission (“SEC”) filings.
The statements contained herein are based on our current beliefs and expectations. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-Q or to update them to reflect events or circumstances occurring after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	September 25, 2022	September 26, 2021	December 26, 2021
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $6.1 million, $94.9 million and $35.8 million	$551.6	$1,181.2	$1,019.2
Accounts receivable, less allowance for doubtful accounts of $21.8 million, $30.4 million and $22.9 million	1,188.8	1,476.6	1,500.4
Inventories	844.5	544.1	552.1
Prepaid expenses and other current assets	658.8	528.5	656.4
Assets held for sale	16.8	—	—
Total current assets	3,260.5	3,730.4	3,728.1
Property, plant and equipment, less accumulated depreciation of $640.3 million, $607.6 million and $630.0 million	411.8	441.9	421.1
Other assets
Goodwill	3,469.8	3,420.2	3,419.6
Other intangible assets, net of accumulated amortization of $1,094.6 million, $1,027.4 million and $1,050.4 million	1,079.7	1,209.5	1,172.0
Other	1,404.3	1,428.4	1,297.0
Total other assets	5,953.8	6,058.1	5,888.6
Total assets	$9,626.1	$10,230.4	$10,037.8
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$122.3	$0.9	$0.8
Current portion of long-term debt	122.6	187.6	200.1
Accounts payable	559.5	598.2	580.2
Accrued liabilities	1,537.5	1,663.7	1,674.8
Liabilities held for sale	15.0	—	—
Total current liabilities	2,356.9	2,450.4	2,455.9
Long-term debt	3,725.1	3,977.4	3,824.2
Other liabilities	545.1	722.5	670.7
Total liabilities	$6,627.1	$7,150.3	$6,950.8
Redeemable noncontrolling interests	—	22.9	23.9
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at September 25, 2022, September 26, 2021, and December 26, 2021	110.1	110.1	110.1
Additional paid-in capital	2,530.1	2,388.9	2,428.0
Retained earnings	4,297.8	4,269.6	4,257.8
Accumulated other comprehensive loss	(324.9)	(208.6)	(235.3)
Treasury stock, at cost; 82,178,615 shares at September 25, 2022; 82,359,425 shares at September 26, 2021; and 82,066,136 shares at December 26, 2021	(3,637.1)	(3,541.0)	(3,534.7)
Noncontrolling interests	23.0	38.2	37.2
Total shareholders' equity	2,999.0	3,057.2	3,063.1
Total liabilities, noncontrolling interests and shareholders' equity	$9,626.1	$10,230.4	$10,037.8
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net revenues	$1,675.9	$1,970.0	$4,178.2	$4,407.0
Costs and expenses:
Cost of sales	586.6	609.5	1,331.2	1,244.4
Program cost amortization	146.5	187.9	365.7	396.1
Royalties	135.1	171.8	335.3	392.2
Product development	82.4	80.1	231.2	229.1
Advertising	115.2	163.3	277.0	356.6
Amortization of intangibles	26.9	27.7	81.2	90.3
Selling, distribution and administration	365.8	361.8	1,000.1	1,004.7
Loss on assets held for sale	23.1	—	23.1	—
Loss on disposal of business	—	—	—	101.8
Total costs and expenses	1,481.6	1,602.1	3,644.8	3,815.2
Operating profit	194.3	367.9	533.4	591.8
Non-operating expense (income):
Interest expense	41.9	43.3	125.2	137.3
Interest income	(3.2)	(1.8)	(8.0)	(4.2)
Other (income) expense, net	(10.0)	3.0	(9.5)	(35.3)
Total non-operating expense, net	28.7	44.5	107.7	97.8
Earnings before income taxes	165.6	323.4	425.7	494.0
Income tax expense	37.4	68.5	94.1	143.5
Net earnings	128.2	254.9	331.6	350.5
Net earnings (loss) attributable to noncontrolling interests	(1.0)	1.7	(0.8)	4.0
Net earnings attributable to Hasbro, Inc.	$129.2	$253.2	$332.4	$346.5

Net earnings per common share:
Basic	$0.93	$1.83	$2.39	$2.51
Diluted	$0.93	$1.83	$2.39	$2.51
Cash dividends declared per common share	$0.70	$0.68	$2.10	$2.04
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Millions of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net earnings	$128.2	$254.9	$331.6	$350.5
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	(72.0)	(31.4)	(103.0)	(23.6)
Unrealized holding losses on available-for-sale securities, net of tax	(0.1)	(0.3)	(0.3)	(0.1)
Net gains on cash flow hedging activities, net of tax	12.6	5.2	20.6	7.8
Reclassifications to earnings, net of tax:
Net gains (losses) on cash flow hedging activities	(5.9)	1.1	(7.2)	1.7
Amortization of unrecognized pension and postretirement amounts	0.1	0.2	0.3	0.6
Total other comprehensive loss, net of tax	$(65.3)	$(25.1)	$(89.6)	$(13.6)
Total comprehensive earnings (loss) attributable to noncontrolling interests	(1.0)	1.7	(0.8)	4.0
Total comprehensive earnings attributable to Hasbro, Inc.	$63.9	$228.1	$242.8	$332.9

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Nine months ended
	September 25, 2022	September 26, 2021
Cash flows from operating activities:
Net earnings	$331.6	$350.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of plant and equipment	94.4	116.2
Amortization of intangibles	81.2	90.3
Loss on assets held for sale	23.1	—
Loss on disposal of business	—	101.8
Program cost amortization	365.7	396.1
Deferred income taxes	(66.6)	47.9
Stock-based compensation	66.2	56.2
Other non-cash items	3.1	5.7
Change in operating assets and liabilities net of acquired balances:
Decrease (increase) in accounts receivable	201.8	(83.8)
Increase in inventories	(327.2)	(159.4)
Decrease in prepaid expenses and other current assets	34.4	56.7
Program spend, net	(498.1)	(526.3)
(Decrease) increase in accounts payable and accrued liabilities	(22.7)	310.5
Change in net deemed repatriation tax	(18.4)	(18.4)
Other	(6.3)	(58.4)
Net cash provided by operating activities	262.2	685.6
Cash flows from investing activities:
Additions to property, plant and equipment	(130.7)	(98.1)
Acquisitions	(146.3)	—
Proceeds from sale of business, net of cash	—	379.2
Other	11.2	(3.6)
Net cash (utilized) provided by investing activities	(265.8)	277.5
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	3.3	127.6
Repayments of borrowings with maturity greater than three months	(182.0)	(1,062.1)
Net proceeds from other short-term borrowings	121.6	(6.2)
Purchases of common stock	(125.0)	—
Stock-based compensation transactions	74.2	24.6
Dividends paid	(288.6)	(280.7)
Payments related to tax withholding for share-based compensation	(21.1)	(10.8)
Debt extinguishment costs	—	(9.1)
Other	(25.4)	(6.8)
Net cash utilized by financing activities	(443.0)	(1,223.5)
Effect of exchange rate changes on cash	(16.2)	(8.1)
Net decrease in cash, cash equivalents and restricted cash	(462.8)	(268.5)
Net change due to cash classified as held for sale	(4.8)	—
Net decrease in cash, cash equivalents and restricted cash	(467.6)	(268.5)
Cash, cash equivalents and restricted cash at beginning of year	1,019.2	1,449.7
Cash, cash equivalents and restricted cash at end of period	$551.6	$1,181.2

Supplemental information
Cash paid during the period for:
Interest	$107.1	$123.7
Income taxes	$157.2	$124.1
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

Three Months Ended September 25, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, June 26, 2022	$110.1	2,503.4	4,265.9	(259.6)	(3,636.2)	29.2	$3,012.8	$23.0
Net earnings attributable to Hasbro, Inc.	—	—	129.2	—	—	—	129.2	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1.0)	(1.0)	—
Other comprehensive loss	—	—	—	(65.3)	—	—	(65.3)	—
Stock-based compensation transactions	—	(1.5)	—	—	(0.1)	—	(1.6)	—
Purchases of common stock	—	—	—	—	(1.0)	—	(1.0)	—
Stock-based compensation expense	—	23.0	—	—	0.2	—	23.2	—
Dividends declared	—	0.7	(97.3)	—	—	—	(96.6)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(5.2)	(5.2)	—
Buyout of redeemable noncontrolling interest	—	4.5	—	—	—	—	4.5	(23.0)
Balance, September 25, 2022	$110.1	2,530.1	4,297.8	(324.9)	(3,637.1)	23.0	$2,999.0	$—

Three Months Ended September 26, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, June 27, 2021	$110.1	2,361.2	4,110.3	(183.5)	(3,547.6)	39.9	$2,890.4	$24.5
Net loss attributable to Hasbro, Inc.	—	—	253.2	—	—	—	253.2	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.4	0.4	1.3
Other comprehensive loss	—	—	—	(25.1)	—	—	(25.1)	—
Stock-based compensation transactions	—	7.4	—	—	6.6	—	14.0	—
Stock-based compensation expense	—	19.1	—	—	—	—	19.1	—
Dividends declared	—	—	(93.9)	—	—	—	(93.9)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	1.2	—	—	—	(2.1)	(0.9)	(2.9)
Balance, September 26, 2021	$110.1	2,388.9	4,269.6	(208.6)	(3,541.0)	38.2	$3,057.2	$22.9

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

Nine Months Ended September 25, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 26, 2021	$110.1	2,428.0	4,257.8	(235.3)	(3,534.7)	37.2	$3,063.1	$23.9
Net earnings attributable to Hasbro, Inc.	—		332.4	—	—	—	332.4	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1.4)	(1.4)	0.6
Change in put option value	—	(0.4)	—	—	—	—	(0.4)	—
Other comprehensive loss	—	—	—	(89.6)	—	—	(89.6)	—
Stock-based compensation transactions	—	31.0	—	—	22.1	—	53.1	—
Purchases of common stock	—	—	—	—	(125.0)	—	(125.0)	—
Stock-based compensation expense	—	65.8	—	—	0.5	—	66.3	—
Dividends declared	—	1.2	(292.4)	—	—	—	(291.2)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(12.8)	(12.8)	(1.5)
Buyout of redeemable noncontrolling interest	$—	4.5	—	—	—	—	$4.5	$(23.0)
Balance, September 25, 2022	$110.1	2,530.1	4,297.8	(324.9)	(3,637.1)	23.0	$2,999.0	$—

Nine Months Ended September 26, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 27, 2020	$110.1	2,329.1	4,204.2	(195.0)	(3,551.7)	40.0	$2,936.7	$24.4
Net earnings attributable to Hasbro, Inc.	—	—	346.5	—	—	—	346.5	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	2.4	2.4	1.6
Other comprehensive loss	—	—	—	(13.6)	—	—	(13.6)	—
Stock-based compensation transactions	—	4.2	—	—	9.6	—	13.8	—
Stock-based compensation expense	—	55.1	—	—	1.1	—	56.2	—
Dividends declared	—	—	(281.1)	—	—	—	(281.1)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	0.5	—	—	—	(4.2)	(3.7)	(3.1)
Balance, September 26, 2021	$110.1	2,388.9	4,269.6	(208.6)	(3,541.0)	38.2	$3,057.2	$22.9

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of September 25, 2022 and September 26, 2021, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended September 25, 2022 and September 26, 2021 were each 13-week periods. The nine-month periods ended September 25, 2022 and September 26, 2021 were each 39-week periods.
The results of operations for the quarter ended September 25, 2022 are not necessarily indicative of results to be expected for the full year 2022, nor were those of the comparable 2021 period representative of those actually experienced for the full year 2021.
Significant Accounting Policies
The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 2021 ("2021 Form 10-K").
Blueprint 2.0 and Operational Excellence
On October 4, 2022, following a nine-month strategic review, the Company announced a new go-forward strategic plan guided by our new Blueprint 2.0, a framework for bringing compelling and expansive brand experiences to audiences around the world. During the review, the Company identified opportunities to focus and scale its business, enhance operational excellence, including through organizational and supply chain programs, and drive high-margin growth and profit. The Company plans to focus investment in its most valuable and profitable franchises across toys, games, entertainment and licensing, and to exit certain non-core aspects of the business. Under this plan, a pre-tax charge of $55.3 million was recorded in the third quarter of 2022 associated with the program, comprised of a loss on assets held for sale of $23.1 million, severance and other employee charges of $21.3 million, consulting fees of $7.2 million and asset impairments of $3.7 million. The impairment losses related to the exit of certain non-core businesses were recorded within the Entertainment segment and the severance and other employee charges and the consulting fees were recorded within the Corporate and Other segment. The businesses to be exited do not constitute a material part of the Company's operations. See Note 4 and Item 2. Management's Discussion and Analysis in this Form 10-Q for further information.
D&D Beyond Acquisition
On May 19, 2022, the Company acquired D&D Beyond, a strategic, complementary acquisition of the premier digital content platform for DUNGEONS & DRAGONS, which is expected to substantially accelerate our direct-to-fans capability for DUNGEONS & DRAGONS in physical and digital play. The all-cash transaction in the amount of $146.3 million was funded with cash on hand. The allocation of assets acquired includes $81.4 million to intangible assets, $64.7 million to goodwill, with the remainder allocated to property, plant, and equipment.
eOne Music Sale
On June 29, 2021, the Company completed the sale of its Entertainment One music business ("eOne Music") for net proceeds of $397.0 million, including the sales price of $385.0 million and $12.0 million of closing adjustments related to working capital and net debt calculations. The final proceeds were subject to further adjustment upon completion of closing working capital, which resulted in a net outflow of $0.9 million in the fourth quarter of 2021. Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the Company’s acquisition of Entertainment One in December 2019 (the “eOne Acquisition"), the Company recorded a pre-tax non-cash goodwill impairment charge of $101.8 million within Loss on Disposal of Business on the consolidated statements of operations for the nine ended September 26, 2021. The Company also recorded pre-tax cash transaction expenses of $9.5 million within Selling, Distribution and Administration expenses on the consolidated statements of operations for the second quarter of 2021. The

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
impairment charge was recorded within the Entertainment segment and the transaction costs were recorded within the Corporate and Other segment. Fiscal year 2021 includes two quarters of financial results for the eOne Music Business.
Dividend Equivalent Units
Beginning with employee stock incentive awards granted in 2022, the payment of cash dividends to shareholders also results in the crediting of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units ("RSUs") and contingent stock performance awards ("PSUs") granted under the Company's Restated 2003 Stock Incentive Plan, as amended, for employees as defined and described in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 26, 2021. The DEUs will be credited as additional RSUs or PSUs and settled concurrently with the vesting of associated awards. DEUs are forfeited in the event the underlying RSUs or PSU's do not vest. The dividend equivalent value of forfeitable DEUs is treated as a reduction of retained earnings or, if the Company is in a retained deficit position, as a reduction of additional paid-in capital.
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
Recently Adopted Accounting Standards
As of September 25, 2022, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
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
(2) Revenue Recognition
Contract Assets and Liabilities
In the ordinary course of business, the Company’s Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment segments enter into contracts to license certain of the Company’s intellectual property, providing licensees right-to-use or access such intellectual property for use in the production and sale of consumer products and digital game development, and for use within content for distribution over streaming platforms and for television and film. The Company also licenses owned television and film content for distribution to third parties in formats that include broadcast, digital streaming and theatrical. Through these arrangements, the Company may receive advanced royalty payments from licensees, either in advance of a licensees’ subsequent sales to customers or, prior to the completion of the Company’s performance obligation. In addition, the Company’s Wizards of the Coast and Digital Gaming segment may receive advanced payments from end users of its digital games at the time of the initial purchase or through in-application purchases. These digital gaming revenues are recognized over a period of time, determined based on player usage patterns or the estimated playing life of the user or when additional downloadable content is made available. The Company defers revenues on all licensee and digital gaming advanced payments until the respective performance obligations are satisfied. The Company records the aggregate deferred revenues as contract liabilities, with the current portion recorded within Accrued Liabilities and the long-term portion recorded as Other Non-current Liabilities in the Company’s consolidated balance sheets. The Company records contract assets in the case of (1) minimum guarantees being recognized in advance of contractual invoicing, which are recognized ratably over the terms of the respective license periods, and (2) film and television distribution revenues recorded for content delivered, where payment will occur over the license term. The current portion of contract assets is recorded in Prepaid Expenses and Other Current Assets, respectively, and the long-term portion is recorded within Other Long-Term Assets.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At September 25, 2022, September 26, 2021 and December 26, 2021 the Company had the following contract assets and liabilities in its consolidated balance sheets:

	September 25, 2022	September 26, 2021	December 26, 2021
Assets
Contract assets - current	$361.2	$263.3	$286.9
Contract assets - long term	157.5	108.1	104.2
Total	$518.7	$371.4	$391.1
Liabilities
Contract liabilities - current	$132.2	$147.0	$114.1
Contract liabilities - long term	1.8	9.7	7.1
Total	$134.0	$156.7	$121.2
For the nine months ended September 25, 2022, the Company reclassified $469.9 million, including current year activity, from contract assets to accounts receivable, upon completion of contractual performance obligations. In addition, for the nine months ended September 25, 2022, the Company recognized $59.0 million of contract liabilities that were included in the December 26, 2021 balances.
Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of September 25, 2022, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future were $371.2 million. Of this amount, we expect to recognize $204.7 million in the remainder of 2022, $159.5 million in 2023, $2.5 million in 2024 and $4.5 million in 2025. These amounts include only fixed consideration.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the consolidated balance sheets as of September 25, 2022 and September 26, 2021 are primarily from contracts with customers. The Company had no material expense for credit losses for the quarters or nine months ended September 25, 2022 and September 26, 2021.
Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Consumer Products, Wizards of the Coast and Digital Gaming, and Entertainment. The Company further disaggregates revenues within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; within its Wizards of the Coast and Digital Gaming segment by line of business: Tabletop Gaming and Digital and Licensed Gaming; and within its Entertainment segment by category: Film & TV, Family Brands, and Other. Finally, the Company disaggregates its revenues by brand portfolio into five brand categories: Franchise Brands, Partner Brands, Hasbro Gaming, Emerging Brands, and TV/Film/Entertainment. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See note 13 for further information.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(3) Earnings Per Share
Net earnings per share data for the quarters and nine months ended September 25, 2022 and September 26, 2021 were computed as follows:

	2022		2021
Quarter	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$129.2	129.2	$253.2	253.2

Average shares outstanding	138.3	138.3	138.1	138.1
Effect of dilutive securities:
Options and other share-based awards	—	0.2	—	0.4
Equivalent Shares	138.3	138.5	138.1	138.5

Net earnings attributable to Hasbro, Inc. per common share	$0.93	0.93	$1.83	1.83

	2022		2021
Nine Months	Basic	Diluted	Basic	Diluted
Net earnings attributable to Hasbro, Inc.	$332.4	$332.4	$346.5	$346.5

Average shares outstanding	138.9	138.9	137.9	137.9
Effect of dilutive securities:
Options and other share-based awards	—	0.2	—	0.4
Equivalent Shares	138.9	139.1	137.9	138.3

Net earnings attributable to Hasbro, Inc. per common share	$2.39	$2.39	$2.51	$2.51
For the quarter and nine months ended September 25, 2022, options and restricted stock units totaling 2.9 million and 2.8 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the quarter and nine months ended September 26, 2021, options and restricted stock units totaling 2.1 million and 2.2 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive.

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
Changes in the carrying amount of goodwill, by operating segment, for the nine month periods ended September 25, 2022 and September 26, 2021 are as follows:

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2022
Balance at December 26, 2021	$1,584.9	307.3	1,527.4	$3,419.6
Acquired during the period	—	64.7	—	64.7
Foreign exchange translation	(0.4)	(0.5)	(1.8)	(2.7)
Impairment during the period	—	—	(11.8)	(11.8)
Balance at September 25, 2022	$1,584.5	371.5	1,513.8	$3,469.8

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2021
Balance at December 27, 2020	$1,385.7	53.1	2,252.9	$3,691.7
Goodwill allocation	199.4	254.2	(453.6)	—
Foreign exchange translation	(0.1)	0.2	(0.6)	(0.5)
Impairment during the period	—	—	(101.8)	(101.8)
Goodwill associated with the disposal of business	—	—	(169.2)	(169.2)
Balance at September 26, 2021	$1,585.0	307.5	1,527.7	$3,420.2

During the third quarter of 2022, the Company determined to exit certain non-core businesses within the Entertainment segment resulting in the classification of certain assets as Assets Held for Sale. A revaluation of the effected businesses resulted in a pre-tax non-cash goodwill impairment charge of $11.8 million, recorded within Loss on Assets Held for Sale in the Consolidated Statement of Operations, and within the Entertainment segment for the quarter ended September 25, 2022.
On May 19, 2022, the Company completed its acquisition of D&D Beyond for $146.3 million, which was funded with cash on hand. Based on the valuation of these assets, $64.7 million was allocated to goodwill within the Wizards of the Coast and Digital Gaming segment during the second quarter of 2022.
During the second quarter of 2021, the Company entered into a definitive agreement to sell eOne Music. Based on the value of the net assets held by eOne Music, which included goodwill and intangible assets allocated to eOne Music as part of the eOne Acquisition, the Company recorded a pre-tax non-cash goodwill impairment charge of $101.8 million, during the second quarter of 2021, within Loss on Disposal of Business in the Consolidated Statements of Operations, and within the Entertainment segment. On June 29, 2021, during the Company's fiscal third quarter, the eOne Music sale was completed and associated goodwill and intangible assets were removed from the consolidated financial statements.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(5) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters and nine months ended September 25, 2022 and September 26, 2021.

	Quarter Ended		Nine months ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Other comprehensive earnings (loss), tax effect:
Tax expense on unrealized holding gains	$—	0.1	$0.1	—
Tax expense on cash flow hedging activities	(1.7)	(0.3)	(2.1)	(0.7)
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	0.6	(0.3)	0.5	(0.3)
Amortization of unrecognized pension and postretirement amounts	—	(0.1)	(0.1)	(0.2)
Total tax effect on other comprehensive loss	$(1.1)	(0.6)	$(1.6)	(1.2)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax for the nine months ended September 25, 2022 and September 26, 2021 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2022
Balance at December 26, 2021	$(35.1)	(6.0)	0.2	(194.4)	(235.3)
Current period other comprehensive earnings (loss)	0.3	13.4	(0.3)	(103.0)	(89.6)
Balance at September 25, 2022	$(34.8)	7.4	(0.1)	(297.4)	(324.9)

2021
Balance at December 27, 2020	$(40.7)	(22.1)	0.3	(132.5)	(195.0)
Current period other comprehensive earnings (loss)	0.6	9.5	(0.1)	(23.6)	(13.6)
Balance at September 26, 2021	$(40.1)	(12.6)	0.2	(156.1)	(208.6)
Gains (Losses) on Derivative Instruments
At September 25, 2022, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $22.4 million in accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the third quarter of 2022 or forecasted to be purchased during the remainder of 2022 through 2023, intercompany expenses expected to be paid or received during 2022, television and movie production costs paid in 2022 or expected to be paid in 2023 or 2024, and cash receipts for sales made at the end of the third quarter of 2022 or forecasted to be made in the remainder of 2022. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory, the recognition of the related production costs or the recognition of the related sales or intercompany expenses to be paid or received.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes that were repaid in full in the aggregate principal amount of $300.0 million during the first quarter of 2021 (See note 7), and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At September 25, 2022, deferred losses, net of tax of $15.0 million related to these instruments remained in AOCE. For each of the quarters ended September 25, 2022 and September 26, 2021, previously deferred losses of $0.2 million related to these instruments were reclassified from AOCE to net earnings. For the nine-month periods ended September 25, 2022 and September 26, 2021, previously deferred losses of $0.5 million and $1.0 million, respectively, related to these instruments were reclassified from AOCE to net earnings.
Of the net deferred gains included in AOCE at September 25, 2022, the Company expects net gains of approximately $22.4 million to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See note 11 for additional discussion on reclassifications from AOCE to earnings.
(6) Accrued Liabilities
Components of accrued liabilities for the periods ended September 25, 2022, September 26, 2021 and December 26, 2021 were as follows:

	September 25, 2022	September 26, 2021	December 26, 2021
Participations and residuals	$266.7	$272.9	$299.1
Royalties	238.4	203.9	253.0
Deferred revenue	132.2	147.0	114.1
Dividends	96.7	93.8	94.0
Other taxes	69.2	69.9	95.0
Advertising	103.5	148.5	60.4
Cancellation charges	65.5	50.5	57.2
Severance	39.1	33.0	32.0
Accrued Expenses IIC & IIP	51.9	52.9	74.9
Freight	47.7	72.6	107.5
Accrued income taxes	58.6	55.3	30.9
Lease liability - Current	40.4	43.9	43.9
Bonus accrual	70.4	128.5	168.5
General vendor accruals	44.1	36.3	29.8
Interest	38.7	38.8	30.0
Accrued salaries	28.0	15.1	27.6
Defined contribution plans	26.7	33.1	31.0
Production payables	23.8	26.0	14.3
Other	95.9	141.7	111.6
Total accrued liabilities	$1,537.5	$1,663.7	$1,674.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 25, 2022, September 26, 2021 and December 26, 2021, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 25, 2022, September 26, 2021 and December 26, 2021 also include certain assets and liabilities measured at fair value (see notes 10 and 11) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of September 25, 2022, September 26, 2021 and December 26, 2021 are as follows:

	September 25, 2022		September 26, 2021		December 26, 2021
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	804.6	$900.0	1,001.7	$900.0	991.7
3.55% Notes Due 2026	675.0	633.4	675.0	737.2	675.0	725.6
3.00% Notes Due 2024	500.0	481.1	500.0	529.1	500.0	521.2
6.35% Notes Due 2040	500.0	497.8	500.0	702.3	500.0	692.8
3.50% Notes Due 2027	500.0	461.5	500.0	546.2	500.0	539.2
5.10% Notes Due 2044	300.0	258.3	300.0	375.0	300.0	374.5
6.60% Debentures Due 2028	109.9	114.1	109.9	137.2	109.9	136.7
Variable % Notes Due December 30, 2024 (1)	325.0	325.0	505.0	505.0	397.5	397.5
Production Financing Facilities	62.6	62.6	204.7	204.7	170.1	170.1
Total long-term debt	$3,872.5	3,638.4	$4,194.6	4,738.4	$4,052.5	4,549.3
Less: Deferred debt expenses	24.8	—	29.6	—	28.2	—
Less: Current portion	122.6	—	187.6	—	200.1	—
Long-term debt	$3,725.1	3,638.4	$3,977.4	4,738.4	$3,824.2	4,549.3
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). The full amount of the Term Loan Facilities was drawn down on December 30, 2019, the closing date of the eOne Acquisition. As of September 25, 2022, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $275.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; and $72.5 million in the first nine months of 2022, consisting of $50.0 million of the principal balance and principal amortization payments of $22.5 million.
Loans under the remaining Five-Year Tranche bear interest at the Company’s option, at either the Eurocurrency Rate or the Base Rate, plus a per annum applicable rate that fluctuates between 100.0 basis points and 187.5 basis points, in the case of loans priced at the Eurocurrency Rate, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued by the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. As of September 25, 2022, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.
The Company may redeem its 5.10% notes due in 2044 (the "2044 Notes") at its option, at the greater of the principal amount of the notes or the present value of the remaining scheduled payments, discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.
Current portion of long-term debt at September 25, 2022 of $122.6 million, as shown on the consolidated balance sheet, represents the current portion of required quarterly principal amortization payments for the Five-Year Tranche of the Term Loan Facilities and production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2023 with the exception of certain of the Company's production financing facilities and annual principal payments related to the Term Loan Facilities.
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
Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received. The production financing facilities as of September 25, 2022, September 26, 2021 and December 26, 2021 are as follows:

	September 25, 2022	September 26, 2021	December 26, 2021
Production financing (net of cash)
Production financing facilities	$184.9	$204.7	$170.1

Production financing included in the consolidated balance sheet as:
Non-current	$—	$47.0	$—
Current	184.9	157.7	170.1
Total	$184.9	$204.7	$170.1
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of September 25, 2022 was 2.5%.
The Company has Canadian dollar and U.S. dollar production financing loans with various banks. The carrying amounts are denominated in the following currencies:

	Canadian Dollars	U.S. Dollars	Total
As of September 25, 2022	$19.3	$43.3	$62.6
The following table represents the movements in production financing loans during the first nine months of 2022:

Production Financing
December 26, 2021	$170.1
Drawdowns	204.5
Repayments	(189.2)
Foreign exchange differences	(0.5)
Balance at September 25, 2022	$184.9
The Company expects to repay all of its currently outstanding production financing loans by the third quarter of 2023.
(8) Investments in Productions and Investments in Acquired Content Rights
Investments in productions and investments in acquired content rights are predominantly monetized on a title-by-title basis and are recorded within other assets in the Company's consolidated balance sheets, to the extent they are considered recoverable against future revenues. These amounts are being amortized to program cost amortization using a model that reflects the consumption of the asset as it is released through various channels including broadcast licenses, theatrical release and home entertainment. Amounts capitalized are reviewed periodically on an individual title basis and any portion of the unamortized

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
amount that appears not to be recoverable from future net revenues is expensed as part of program cost amortization during the period the loss becomes evident.

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at September 25, 2022, September 26, 2021, and December 26, 2021:

	September 25, 2022	September 26, 2021	December 26, 2021
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization	$486.3	$512.6	$481.7
Completed and not released	1.2	20.1	18.5
In production	176.9	202.1	151.6
Pre-production	109.7	91.9	84.0
	774.1	826.7	735.8
Film/TV Group Monetization (1)
Released, net of amortization	24.5	—	32.2
In production	24.5	—	13.0
	49.0	—	45.2
Investment in Other Programming
Released, net of amortization	12.9	3.9	5.3
Completed and not released	0.3	0.4	0.4
In production	8.4	5.9	12.6
Pre-production	1.5	2.5	1.7
	23.1	12.7	20.0

Total Program Investments	$846.2	$839.4	$801.0
(1) Due to a monetization strategy change, as of December 26, 2021 the Company began monetizing certain content assets as a Film/TV group.
The Company recorded $365.7 million of program cost amortization related to released programming in the nine months ended September 25, 2022, consisting of the following:

	Investment in Production	Investment in Content	Other	Total
Program cost amortization	$321.8	$43.9	$—	$365.7
(9) Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
Our effective tax rate ("ETR") from continuing operations was 22.1% for the nine months ended September 25, 2022 and 29.0% for the nine months ended September 26, 2021.
The following items caused the year-to-date ETR to be significantly different from the prior year ETR:
•during the nine months ended September 25, 2022, the Company recorded a net discrete tax benefit of $6.7 million primarily associated with (i) the release of certain valuation allowances during the first quarter; (ii) the decrease to our liability for uncertain tax positions that resulted from statutes of limitations expiring in certain jurisdictions; and (iii) a benefit on the loss of assets held for sale in the third quarter; and
•during the nine months ended September 26, 2021, the Company recorded a net discrete tax expense of $8.8 million primarily associated with (i) the revaluation of net deferred tax liabilities as a result of the United Kingdom's ("UK") enactment of the Finance Act 2021 during the second quarter, which increases the UK corporate income tax rate from

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
19% to 25% as of April 1, 2023; (ii) a one-time tax charge related to an ongoing tax audit; (iii) release of a valuation allowance on net operating losses that offset income received from a one-time legal settlement; and (iv) certain tax benefits, including the reversal of uncertain tax positions and operational tax planning. The year-to-date 2021 ETR also included a goodwill impairment charge on the sale of the eOne Music from which there was no corresponding tax benefit.
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
The Company is no longer subject to U.S. federal income tax examinations for years before 2012. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2016. The Company is currently under income tax examination by the Internal Revenue Service and in several U.S. state and local and non-U.S. jurisdictions.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act, which included various tax provisions. The two main tax provisions, a 15% alternative corporate minimum tax based on financial statement income and a 1% excise tax on corporate stock buy backs, are not expected to have a material impact to the Company.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At September 25, 2022, September 26, 2021 and December 26, 2021, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 25, 2022
Assets:
Available-for-sale securities	$—	—	—	—
Derivatives	38.8	—	38.8	—
Total assets	$38.8	—	38.8	—

Liabilities:
Derivatives	$0.4	—	0.4	—
Option agreement	1.7	—	—	1.7
Total liabilities	$2.1	—	0.4	1.7

September 26, 2021
Assets:
Available-for-sale securities	$2.0	2.0	—	—
Derivatives	9.8	—	9.8	—
Total assets	$11.8	2.0	9.8	—

Liabilities:
Derivatives	$1.7	—	1.7	—
Option agreement	21.8	—	—	21.8
Total liabilities	$23.5	—	1.7	21.8

December 26, 2021
Assets:
Available-for-sale securities	$1.9	1.9	—	—
Derivatives	10.9	—	10.9	—
Total assets	$12.8	1.9	10.9	—

Liabilities:
Derivatives	$2.6	—	2.6	—
Option agreement	1.7	—	—	1.7
Total Liabilities	$4.3	—	2.6	1.7

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company's derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at September 25, 2022, September 26, 2021 and December 26, 2021, and is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. Due to the 2021 revaluation of the Discovery investment and resulting impairment charges, the Company reduced the option's fair value by $20.1 million during the fourth quarter of 2021. There were no changes in these valuation techniques during the quarter ended September 25, 2022.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2022	2021
Balance at beginning of year	$(1.7)	$(20.6)
Gain from change in fair value	—	(1.2)
Balance at end of third quarter	$(1.7)	$(21.8)
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

At September 25, 2022, September 26, 2021 and December 26, 2021, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 25, 2022		September 26, 2021		December 26, 2021
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$144.7	12.6	$261.8	6.0	$199.1	10.4
Sales	101.9	5.2	164.5	(0.5)	104.5	(1.9)
Production financing and other	106.7	7.2	261.4	0.3	217.0	2.3
Total	$353.3	25.0	$687.7	5.8	$520.6	10.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at September 25, 2022, September 26, 2021 and December 26, 2021 as follows:

	September 25, 2022	September 26, 2021	December 26, 2021
Prepaid expenses and other current assets
Unrealized gains	$24.5	$8.6	$13.8
Unrealized losses	(1.2)	(3.7)	(3.1)
Net unrealized gains	$23.3	$4.9	$10.7

Other assets
Unrealized gains	$1.9	$2.0	$0.2
Unrealized losses	(0.1)	(0.1)	—
Net unrealized gains	$1.8	$1.9	$0.2

Accrued liabilities
Unrealized gains	$0.9	$0.3	$—
Unrealized losses	(1.0)	(1.3)	(0.1)
Net unrealized losses	$(0.1)	$(1.0)	$(0.1)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters and nine months ended September 25, 2022 and September 26, 2021 as follows:

	Quarter Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Statements of Operations Classification
Cost of sales	$5.9	$(2.0)	$8.5	(4.4)
Net revenues	1.0	0.1	0.8	1.4
Other	(0.2)	0.8	(0.9)	2.0
Net realized (losses) gains	$6.7	$(1.1)	$8.4	(1.0)
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. Additionally, to manage transactional exposure to fair value movements on certain monetary assets and liabilities denominated in foreign currencies, the Company has implemented a balance sheet hedging program. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of September 25, 2022, September 26, 2021 and December 26, 2021 the total notional amounts of the Company's undesignated derivative instruments were $601.3 million, $663.2 million and $632.0 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At September 25, 2022, September 26, 2021 and December 26, 2021, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	September 25, 2022	September 26, 2021	December 26, 2021
Prepaid expenses and other current assets
Unrealized gains	$19.6	$6.5	$—
Unrealized losses	(6.0)	(3.4)	—
Net unrealized gains	$13.6	$3.1	$—

Accrued liabilities
Unrealized gains	$—	$—	$3.5
Unrealized losses	(0.2)	(0.8)	(6.0)
Net unrealized losses	$(0.2)	$(0.8)	$(2.5)

Total unrealized gains (losses), net	$13.4	$2.3	$(2.5)
The Company recorded net gains of $28.7 million and $49.2 million on these instruments to other (income) expense, net for the quarter and nine months ended September 25, 2022, respectively, and net gains of $3.6 million and $2.9 million for the quarter and nine months ended September 26, 2021, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
For additional information related to the Company's derivative financial instruments (see notes 5 and 10).
(12) Leases
The Company occupies offices and uses certain equipment under various operating lease arrangements. The Company has no material finance leases. The Company's leases have remaining lease terms of 1 to 17 years, some of which include options to extend lease terms or options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date, was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred. Leases with an expected term of 12 months or less are not capitalized. Lease expense under such leases is recorded straight line over the life of the lease. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases.
The rent expense under such arrangements and similar arrangements that do not qualify as leases under ASU 2016-02, net of sublease income amounted to $24.2 million and $67.4 million for the quarter and nine months ended September 25, 2022, respectively, and $21.8 million and $66.0 million for the quarter and nine months ended September 26, 2021, respectively, and was not material to the Company's financial statements. Expenses related to short-term leases (expected terms less than 12 months) or variable lease payments was not material in the quarter or nine months ended September 25, 2022 or September 26, 2021.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information related to the Company’s leases for the quarters ended September 25, 2022 and September 26, 2021 is as follows:

	Quarter Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.7	$13.7	$39.4	39.9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases net of lease modifications	$0.4	$10.4	$—	21.8

Weighted Average Remaining Lease Term
Operating leases	4.5 years	5.6 years	4.5 years	5.6 years
Weighted Average Discount Rate
Operating leases	3.4%	3.1%	3.4%	3.1%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our consolidated balance sheets as of September 25, 2022:

September 25, 2022
2022 (excluding the nine months ended September 25, 2022)	$12.2
2023	42.3
2024	29.5
2025	24.6
2026	19.2
2027 and thereafter	24.2
Total future lease payments	152.0
Less imputed interest	18.2
Present value of future operating lease payments	133.8
Less current portion of operating lease liabilities (1)	40.4
Non-current operating lease liability (2)	93.4
Operating lease right-of-use assets, net (3)	$120.1
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
Results shown for the quarter ended September 25, 2022 are not necessarily representative of those which may be expected for the full year 2022, nor were those of the comparable 2021 periods representative of those actually experienced for the full year 2021. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.
Information by segment and a reconciliation to reported amounts for the quarters and nine months ended September 25, 2022 and September 26, 2021 are as follows:

	Quarter Ended
	September 25, 2022		September 26, 2021
Net revenues	External	Affiliate (c)	External	Affiliate (c)
Consumer Products	$1,160.8	$113.2	$1,282.7	$(149.6)
Wizards of the Coast and Digital Gaming	303.5	39.4	360.2	(38.0)
Entertainment	211.6	14.6	327.1	(13.7)
Corporate and Other (a)	—	(167.2)	—	201.3
	$1,675.9	$—	$1,970.0	$—

	Nine Months Ended
	September 25, 2022		September 26, 2021
Net revenues	External	Affiliate (c)	External	Affiliate (c)
Consumer Products	$2,567.8	$350.3	$2,625.8	$(316.8)
Wizards of the Coast and Digital Gaming	986.1	122.1	1,008.7	(93.1)
Entertainment	624.3	41.3	772.5	(40.4)
Corporate and Other (a)	—	(513.7)	—	450.3
	$4,178.2	$—	$4,407.0	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Quarter Ended		Nine Months Ended
Operating profit (loss)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Consumer Products (a)	$136.8	$210.4	$138.9	$260.5
Wizards of the Coast and Digital Gaming	102.2	159.4	434.2	462.3
Entertainment (a)	(28.9)	22.4	(2.4)	(74.3)
Corporate and Other (a)	(15.8)	(24.3)	(37.3)	(56.7)
	$194.3	$367.9	$533.4	$591.8

Total assets	September 25, 2022	September 26, 2021	December 26, 2021
Consumer Products (b)	$5,817.9	$4,754.0	$4,925.5
Wizards of the Coast and Digital Gaming	2,646.6	915.1	1,585.1
Entertainment (a)	6,158.5	5,570.0	6,052.8
Corporate and Other (a)	(4,996.9)	(1,008.7)	(2,525.6)
	$9,626.1	$10,230.4	$10,037.8
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
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the quarters and nine months ended September 25, 2022 and September 26, 2021:

	Quarter Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
North America	$693.3	$805.0	$1,531.8	$1,559.1
Europe	271.6	304.2	610.4	669.2
Asia Pacific	82.8	75.5	201.6	208.7
Latin America	113.1	98.0	224.0	188.8
Net revenues	$1,160.8	$1,282.7	$2,567.8	$2,625.8
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters and nine months ended September 25, 2022 and September 26, 2021:

	Quarter Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Tabletop Gaming	$246.3	$269.4	$800.3	$760.1
Digital and Licensed Gaming	57.2	90.8	185.8	248.6
Net revenues	$303.5	$360.2	$986.1	$1,008.7

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table represents consolidated Entertainment segment net revenues by category for the quarters and nine months ended September 25, 2022 and September 26, 2021:

	Quarter Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Film and TV	$188.6	$255.4	$527.0	$586.1
Family Brands	13.6	60.5	59.6	105.4
Music and Other	9.4	11.2	37.7	81.0
Net revenues	$211.6	$327.1	$624.3	$772.5
The following table presents consolidated net revenues by brand and entertainment portfolio for the quarters and nine months ended September 25, 2022 and September 26, 2021:

	Quarter Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Franchise Brands (1)	$814.1	$925.1	$2,101.1	$2,125.4
Partner Brands	349.9	366.7	775.8	766.7
Hasbro Gaming (2)	211.3	281.9	480.7	565.3
Emerging Brands (1)	123.4	134.4	291.8	297.2
TV/Film/Entertainment	177.2	261.9	528.8	652.4
Total	$1,675.9	$1,970.0	$4,178.2	$4,407.0
(1) Effective in the first quarter of 2022, the Company moved PEPPA PIG into Franchise Brands from Emerging Brands. For comparability, net revenues for the quarter and nine months ended September 26, 2021 have been restated to reflect the elevation of PEPPA PIG from Emerging Brands to Franchise Brands, which amounted to a change of $43.1 million and $102.0 million, respectively.
(2) Hasbro's total gaming category, which includes all gaming net revenues, both those reported in Hasbro Gaming and those reported elsewhere, most notably MAGIC: THE GATHERING and MONOPOLY which are reported within Franchise Brands, totaled $508.6 million and $1,415.7 million for the quarter and nine months ended September 25, 2022, respectively. For the quarter and nine months ended September 26, 2021, total gaming revenues were $658.6 million and $1,543.3 million, respectively.
(14) Restructuring Actions
During the third quarter of 2022, the Company took certain restructuring actions related to the Company's strategic review which resulted in severance and other employee charges of $21.3 million recorded in Selling, Distribution and Administration within the Corporate and Other segment and a loss of $26.7 million of non-cash charges related to the sale or disposal of non-strategic businesses, recorded as assets held for sale of $23.1 million and program cost amortization of $3.7 million recorded within the Entertainment segment. These businesses do not constitute a material part of the Company's operations. See Note 1 for additional information related to these charges.
During 2018 and 2020, the Company took certain restructuring actions including headcount reduction aimed at right-sizing the Company’s cost-structure and integration actions related to the acquisition of eOne.
As of September 25, 2022, the Company had a remaining balance of $26.8 million in termination payments related to these restructuring programs.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
OBJECTIVE
Our objective within the following discussion is to provide an analysis of the Company’s Results of Operations, Financial Condition, and Cash Flows from management's perspective, which should be read in conjunction with the Company’s consolidated financial statements and notes thereto, included in Part I, Item 1 of this Form 10-Q.
Unless otherwise specifically indicated, all dollar or share amounts within tables herein are expressed in millions of dollars or shares, except for per share amounts.
EXECUTIVE SUMMARY
Hasbro, Inc. (“Hasbro”) is a global branded entertainment leader whose mission is to entertain and connect generations of fans through the wonder of storytelling and exhilaration of play. We deliver engaging brand experiences for global audiences through gaming, consumer products and entertainment, with a portfolio of iconic brands including MAGIC: THE GATHERING, DUNGEONS & DRAGONS, Hasbro Gaming, NERF, TRANSFORMERS, PLAY-DOH and PEPPA PIG, as well as premier partner brands.
Hasbro is guided by its purpose to create joy and community for all people around the world, one game, one toy, one story at a time. For more than a decade, we have been consistently recognized for our corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media, one of the World’s Most Ethical Companies by Ethisphere Institute and one of the 50 Most Community-Minded Companies in the U.S. by the Civic 50.
Blueprint 2.0 and Operational Excellence
On October 4, 2022, following a nine-month strategic review of our business, we announced a new go-forward strategic plan guided by our new Blueprint 2.0, a framework for bringing compelling and expansive brand experiences to consumers and audiences around the world. This consumer-centric approach focuses on fewer, bigger brands, expanded licensing, Hasbro branded entertainment, and driving high-margin growth in games, digital and direct to consumer.
In our review, we identified opportunities to focus and scale our business, enhance operational excellence, including through organizational and supply chain programs, and drive growth and profit. We plan to focus investment on our most valuable and profitable franchises across toys, games, entertainment and licensing, and to exit certain non-core aspects of the business. Under this plan, we plan to deliver annual run-rate cost savings of $250 million to $300 million by the end of 2025. To achieve these savings, we expect to incur approximately $200 million in cash charges through 2024, with approximately $20 million paid in 2022, $120 million paid in 2023, and the balance of $60 million paid in 2024. A pre-tax charge of $55.3 million was recorded in the third quarter of 2022 associated with the program, primarily from a loss on assets held for sale as well as severance and other employee charges.
Coronavirus Pandemic
Since the onset of the novel coronavirus (COVID-19) pandemic in early 2020, our business has been adversely impacted by the challenges and risks associated with both the initial, and the continuing effects of the spread of the virus worldwide. Certain effects of the COVID-19 pandemic, including difficulties in shipping and distributing products due to ongoing constraints in port capacity, shipping containers and truck transportation, have continued into 2022. These and other disruptions led to higher costs for both ocean and air freight and delays in the availability of products, which can result in delayed sales and, in some cases, lost sales. In response to these and other challenges, we have developed and continue to evaluate and execute plans to mitigate the negative impacts of COVID-19 to our business, which we believe will help manage the adverse impacts to our financial results for fiscal year 2022. For example, the Company implemented certain price increases during the first nine months of 2022 and in 2021, to mitigate product input and freight cost increases. Additionally, during the first half of 2022, the Company accelerated certain inventory purchases to ensure sufficient finished goods and raw material availability, ahead of expected periods of high consumer demand due to supply chain constraints, driving higher inventory balances within certain markets as compared to prior year. The Company plans to launch incremental year-over-year advertising and promotional activity behind key holiday toy and game items to drive our newest innovation while reducing inventory on hand at Hasbro and at retail.
The effect of COVID-19 on our business continues to be fluid and it is difficult to forecast the impact it could have on our future operations. However, since the initial outbreak, we have maintained sufficient liquidity and access to capital resources and we continue to closely monitor customer health and collectability of receivables. Please see Part I, Item 1A. Risk Factors and Part I, Item 1. Business, in the Company's Form 10-K for the fiscal year ended December 26, 2021 for further information.

D&D Beyond Acquisition
During the second quarter of 2022, the Company completed the strategic, complementary acquisition of D&D Beyond (the "D&D Beyond Acquisition"), the premier digital content platform for DUNGEONS & DRAGONS, in an all-cash transaction for a purchase price of $146.3 million. The D&D Beyond Acquisition is expected to substantially accelerate direct-to-fans capability for DUNGEONS & DRAGONS in physical and digital play. See note 1 to the consolidated financial statements included in Part I of this Form 10-Q for further discussion.

During each of the periods presented in this Form 10-Q there were certain charges incurred which impacted operating results. These charges are detailed below in the Results of Operations - Consolidated.
Third quarter 2022 highlights:
•Third quarter net revenues of $1.7 billion decreased 15% compared to the third quarter of 2021 and included an unfavorable foreign currency translation of $53.7 million. Absent the unfavorable impact of foreign currency exchange, third quarter net revenues decreased 12%.
•Consumer Products segment net revenues declined 10% to $1,160.8 million. Wizards of the Coast and Digital Gaming segment net revenues declined 16% to $303.5 million; and Entertainment segment net revenues declined 35% to $211.6 million.
•Net revenues from Franchise Brands decreased 12%; Partner Brands net revenues decreased 5%; Hasbro Gaming net revenues decreased 25%; Emerging Brands net revenues decreased 8%; and TV/Film/Entertainment portfolio net revenues decreased 32%.
•Operating profit was $194.3 million, or 11.6% of net revenue, in the third quarter of 2022 compared to operating profit of $367.9 million, or 18.7% of net revenue, in the third quarter of 2021.
•Operating Profit in the Consumer Products segment decreased 35% to $136.8 million; Wizards of the Coast and Digital Gaming segment operating profit decreased 36% to $102.2 million; Entertainment segment operating results decreased greater than 100% to an operating loss of $28.9 million; and Corporate and Other operating losses improved by 35% to an operating loss of $15.8 million.
•Operating profit in the third quarter of 2022 was negatively impacted by charges totaling $55.3 million ($49.4 million after-tax) related to the Company's operational excellence program comprised of charges related to the exit of certain non-core businesses and discontinued projects within the Entertainment segment combined with severance and other employee charges and consultant fees within the Corporate and Other segment. These charges resulted from the Company's nine-month strategic review. See Results of Operations - Consolidated below for details of these charges.
•Certain other charges impacted operating segment performance for the third quarter of 2022 and 2021, in the Company’s Consumer Products, Entertainment and Corporate and Other segments, which are discussed further below in Segment Results.
•Net earnings attributable to Hasbro, Inc. of $129.2 million, or $0.93 per diluted share, in the third quarter of 2022 compared to net earnings of $253.2 million, or $1.83 per diluted share, in the third quarter of 2021.
First nine months 2022 highlights:
•Net revenues decreased 5% to $4,178.2 million in first nine months of 2022 compared to $4,407.0 million in the first nine months of 2021. The decrease in net revenues included $103.8 million of unfavorable foreign currency translation. Absent the impact of foreign currency exchange, net revenues decreased 3%.
•Net revenues in the Consumer Products segment decreased 2% to $2,567.8 million; Wizards of the Coast and Digital Gaming segment net revenues decreased 2% to $986.1 million; and Entertainment segment net revenues decreased 19% to $624.3 million.
•Net revenues from Franchise Brands decreased 1%; Partner Brands net revenues increased 1%; Hasbro Gaming net revenues decreased 15%; Emerging brands net revenues decreased 2%; and TV/Film/Entertainment portfolio net revenues decreased 19% during the first nine months of 2022.
•Operating profit was $533.4 million, or 12.8% of net revenues, in the first nine months of 2022 compared to operating profit of $591.8 million, or 13.4% of net revenues, in the first nine months of 2021.

•Operating profit in the Consumer Products segment decreased 47% to $138.9 million; Wizards of the Coast and Digital Gaming segment operating profit decreased 6% to $434.2 million; Entertainment segment operating results improved 97% to an operating loss of $2.4 million; and Corporate and Other operating losses improved by 34% to an operating loss of $37.3 million.
•Operating profit in the first nine months of 2022 was negatively impacted by charges totaling $55.3 million ($49.4 million after-tax) related to the Company’s operational excellence program comprised of charges related to the exit of certain non-core businesses and discontinued projects within the Entertainment segment combined with severance and other employee charges and consultant fees within the Corporate and Other segment. These charges resulted from the Company's nine-month strategic review. See Results of Operations - Consolidated below for details of these charges.
•Operating profit in the first nine months of 2021 was negatively impacted by a pre-tax non-cash impairment charge of $101.8 million and pre-tax cash transaction expenses of $9.5 million ($7.3 million after-tax) associated with the sale of eOne Music.
•Certain other charges impacted operating segment performance for the first nine months of 2022 and 2021, in the Company’s Consumer Products, Entertainment and Corporate and Other segments, which are discussed further below in Segment Results.
•Net earnings attributable to Hasbro, Inc. was $332.4 million, or $2.39 per diluted share, in the first nine months of 2022 compared to net earnings attributable to Hasbro, Inc. of $346.5 million, or $2.51 per diluted share, in the first nine months of 2021. The net earnings in the first nine months of 2021 included the loss on assets held for sale from the Music business, as discussed above.
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
SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarters and nine-month periods ended September 25, 2022 and September 26, 2021.

	Quarter Ended		Nine Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net revenues	$1,675.9	$1,970.0	$4,178.2	$4,407.0
Operating profit	194.3	367.9	533.4	591.8
Earnings before income taxes	165.6	323.4	425.7	494.0
Net earnings	128.2	254.9	331.6	350.5
Net (loss) earnings attributable to noncontrolling interests	(1.0)	1.7	(0.8)	4.0
Net earnings attributable to Hasbro, Inc.	129.2	253.2	332.4	346.5
Diluted earnings per share	0.93	1.83	2.39	2.51
RESULTS OF OPERATIONS – CONSOLIDATED
Net earnings and diluted earnings per share attributable to Hasbro, Inc. for the quarters and nine-month periods ended September 25, 2022 and September 26, 2021 include certain charges as described below.
2022
•After-tax charges of $49.4 million, or $0.36 per diluted share for both the quarter and nine-month periods ended September 25, 2022 consisting of:
◦a Loss on Assets Held for Sale of $21.1 million comprised of a non-cash goodwill impairment loss of $11.8 million and other asset impairments of $9.3 million, related to the exit of non-core businesses within the Entertainment segment. The assets and liabilities of these business were revalued and disclosed separately on the balance sheet;

◦asset impairment charges of $3.7 million related to projects discontinued as part of the Company's strategic review included in Program Cost Amortization within the Entertainment segment;
◦severance and other employee charges of $19.1 million associated with cost-savings initiatives across the Company included within Selling, Distribution and Administration within the Corporate and Other segment; and,
◦program related consultant fees of $5.5 million included within Selling, Distribution and Administration within the Corporate and Other segment.
•After-tax charges of $14.3 million, or $0.10 per diluted share and $45.5 million, or $0.33 per diluted share, of intangible amortization costs for the quarter and nine-month periods ended September 25, 2022, respectively, related to the intangible assets acquired in the eOne Acquisition. Beginning in 2022, these intangible amortization costs have been allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
•After-tax charges of $3.3 million, $0.02 per diluted share and $8.9 million, or $0.06 per diluted share, for the quarter and nine-month periods ended September 25, 2022, respectively, of expense associated with retention awards granted in connection with the eOne Acquisition. These expenses are included within Selling, Distribution and Administration within the Corporate and Other segment.
2021
•After-tax charges of $16.3 million, or $0.12 per diluted share and $55.0 million, or $0.40 per diluted share, of intangible amortization costs for the quarter and nine-month periods ended September 26, 2021, respectively, related to the intangible assets acquired in the eOne Acquisition. In 2021, these intangible amortization costs were recorded within the Entertainment segment.
•After-tax charges of $1.7 million, $0.01 per diluted share and $5.0 million, or $0.04 per diluted share, for the quarter and nine-month periods ended September 26, 2021, respectively, of expense associated with retention awards granted in connection with the eOne Acquisition. These expenses are included within Selling, Distribution and Administration within the Corporate segment.
•After-tax charge of $109.1 million, or $0.79 per diluted share for the nine-month period ended September 26, 2021, comprised of a non-cash goodwill impairment charge of $101.8 million and transaction expenses of $7.3 million, associated with the sale of eOne Music. The goodwill impairment charge of $101.8 million was based on revalued assets and liabilities of eOne Music as of the second quarter of 2021.
•A net charge of $39.4 million, or $0.28 per diluted share, for quarter and nine-month periods ended September 26, 2021, of income tax expense as a result of revaluation of Hasbro’s UK tax attributes in accordance with the Finance Act 2021 enacted by the United Kingdom on June 10, 2021.
Third Quarter 2022
The quarters ended September 25, 2022 and September 26, 2021 were each 13-week periods.
Consolidated net revenues for the third quarter of 2022 declined 15% to $1,675.9 million from $1,970.0 million for the third quarter of 2021 and included an unfavorable $53.7 million impact from foreign currency translation as a result of weakening currencies, primarily in Europe.
Operating profit for the third quarter of 2022 was $194.3 million, or 11.6% of net revenues, compared to operating profit of $367.9 million, or 18.7% of net revenues, for the third quarter of 2021. In addition to the charges to operating profit described above, the operating profit decrease in the third quarter of 2022 was the result of lower revenue volumes and a reduction in gross margin driven by increased product costs and higher sales allowances, most notably within the Consumer Products segment, partially offset by lower program cost amortization related to lower revenues within the Entertainment segment. Also contributing to the decrease in operating profit were increased inventory obsolescence charges associated with higher inventory levels, as well as higher marketing and sales expense. These impacts to operating profit were partially offset by lower advertising expense and lower royalty expense reflecting the mix and timing of entertainment deliveries in the quarter compared to the third quarter of 2021.

The following table presents net revenues by brand and entertainment portfolio for the quarters ended September 25, 2022 and September 26, 2021.

	Quarter Ended
	September 25, 2022	September 26, 2021	% Change
Franchise Brands	$814.1	$925.1	-12%
Partner Brands	349.9	366.7	-5%
Hasbro Gaming	211.3	281.9	-25%
Emerging Brands	123.4	134.4	-8%
TV/Film/Entertainment	177.2	261.9	-32%
Total	$1,675.9	$1,970.0	-15%
Brand portfolio net revenues for the third quarter of 2021 have been restated to reflect the elevation of PEPPA PIG from Emerging Brands to Franchise Brands, effective for the first quarter of 2022. As a result, third quarter 2021 net revenues of $43.1 million were reclassified from Emerging Brands to Franchise Brands.
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 12% in the third quarter of 2022 compared to the third quarter of 2021. Drivers of the net revenue decrease include lower net revenues from MAGIC: THE GATHERING products, reflecting a shift in set release cadence during the third quarter of 2022 compared to the third quarter of 2021, as well as lower net revenues from NERF and MONOPOLY products. In addition, the decrease in Franchise Brands net revenues includes lower sales of MY LITTLE PONY content compared to the third quarter of 2021, which benefited from the September 2021 release of MY LITTLE PONY: A NEW GENERATION and the associated product line. These net revenue decreases were partially offset by higher net revenues from PLAY-DOH and PEPPA PIG products.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 5% in the third quarter of 2022 compared to the third quarter of 2021. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues from partner brands fluctuate depending on entertainment popularity, release dates and related product line offerings. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms.
During the third quarter of 2022, Partner Brands net revenue decreases were driven by lower sales of the Company's products for BEYBLADE and GHOSTBUSTERS as well as lower sales of the Company's products for DISNEY FROZEN and DISNEY PRINCESS. These net revenue decreases were partially offset by higher net revenues from the Company's line of STAR WARS products supported by the entertainment lineup from Lucasfilms including, THE BOOK of BOBA FETT, released in the first fiscal quarter of 2022 and the launch of the STAR WARS series OBI-WAN KENOBI series during the second quarter of 2022, both streaming on Disney+. In addition, higher net revenues from the Company's products for MARVEL benefited ahead of the release of BLACK PANTHER: WAKANDA FOREVER, expected in November 2022 and reflect momentum in the SPIDER-MAN franchise which benefited from entertainment releases including the children’s animated television series, Marvel's SPIDEY and HIS AMAZING FRIENDS and Marvel Studios' SPIDER-MAN: NO WAY HOME, released in December 2021. To a lesser extent, the Company's products for Marvel's AVENGERS benefited from the July 2022 release of THOR: LOVE AND THUNDER.
HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio decreased 25% in the third quarter of 2022 compared to the third quarter of 2021 driven primarily by net revenue decreases from JENGA, LIFE and certain other Hasbro Gaming products. These net revenue decreases were partially offset by higher net revenues from Avalon Hill and DUNGEON & DRAGONS.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably revenues from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, totaled $508.6 million for the third quarter of 2022, a decrease of 23%, as compared to $658.6 million in the third quarter of 2021.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio decreased 8% during the third quarter of 2022 compared to the third quarter of 2021. Net revenue decreases were primarily driven by PJ MASKS, core PLAYSKOOL and GI JOE products, partially offset by higher net revenues from EASY BAKE products.

TV/FILM/ENTERTAINMENT: Net revenues from the TV/Film/Entertainment portfolio decreased 32% compared to the third quarter of 2021. The third quarter 2022 net revenue decrease was driven by lower third quarter 2022 film deliveries compared to the third quarter of 2021, which included film deliveries such as Come From Away and Finch, with no comparable film deliveries during the third quarter of 2022. Lower unscripted deliveries in the third quarter of 2022, primarily due to production timing also contributed to the decline. These decreases were partially offset by scripted production deliveries in the third quarter of 2022 that include Cruel Summer season two, The Rookie season five and The Rookie: Feds season one.
First Nine Months of 2022
The nine-month periods ended September 25, 2022 and September 26, 2021 were each 39-week periods.
For the first nine months of 2022, consolidated net revenues decreased 5% compared to the first nine months of 2021 and reflect an unfavorable variance of $103.8 million as a result of foreign currency translation due to weaker currencies across the Company's European and, to a lesser extent, Asia Pacific markets when compared to the first nine months of 2021.
Operating profit for the first nine months of 2022 was $533.4 million, or 12.8% of net revenues, compared to an operating profit of $591.8 million, or 13.4% of net revenues, for the first nine months of 2021. In addition to the charges to operating profit described above, the operating profit decrease was primarily driven by lower revenue volumes and a reduction in gross margin driven by increased product costs and higher sales allowances, most notably within the Consumer Products segment. Also contributing to the decrease in operating profit were higher freight costs and to a lesser extent, higher marketing and sales and warehousing costs. These negative impacts to operating profit were partially offset by lower program amortization costs within the Entertainment segment, reflecting the mix of programming deliveries during the first nine months, lower royalty expenses, lower advertising costs and reduced administration expenses
The following table presents net revenues by brand and entertainment portfolio for the first nine months of 2022 and 2021.

	Nine Months Ended
	September 25, 2022	September 26, 2021	% Change
Franchise Brands	$2,101.1	2,125.4	-1%
Partner Brands	775.8	766.7	1%
Hasbro Gaming	480.7	565.3	-15%
Emerging Brands	291.8	297.2	-2%
TV/Film/Entertainment	528.8	652.4	-19%
Total	$4,178.2	4,407.0	-5%
Brand portfolio net revenues for first nine months of 2021 have been restated to reflect the elevation of PEPPA PIG from Emerging Brands to Franchise Brands, effective for the first quarter of 2022. As a result, net revenues of $102.0 million from the first nine months of 2021 were reclassified from Emerging Brands to Franchise Brands.
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 1% in the first nine months of 2022 compared to 2021. The net revenue decrease was primarily driven by lower net revenues from MONOPOLY and NERF products and to a lesser extent, lower net revenues from TRANSFORMERS and BABY ALIVE products. These decreases were partially offset by higher net revenues from PLAY-DOH and PEPPA PIG products.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio increased 1% during the first nine months of 2022 compared to 2021. Partner Brands net revenue increases were primarily driven by the Company's products for MARVEL, led by momentum in the SPIDER-MAN franchise which benefited from entertainment releases including the children’s animated television series, Marvel's SPIDEY and HIS AMAZING FRIENDS as well as Marvel Studios' SPIDER-MAN: NO WAY HOME, released in December 2021, while the Company's products for Marvel's AVENGERS benefited from the release of Marvel Studios' THOR: LOVE AND THUNDER, in July 2022, the May 2022 release of DOCTOR STRANGE in the MULTIVERSE of MADNESS and from sales of the Company's products for BLACK PANTHER, ahead of the release of BLACK PANTHER: WAKANDA FOREVER, expected in November 2022. To a lesser extent, net revenues from the Company's line of STAR WARS products increased as a result of the lineup of new entertainment from Lucasfilms including THE BOOK of BOBA FETT and the STAR WARS series OBI-WAN KENOBI, both streaming on Disney+. In addition, Partner Brands net revenues benefited from the introduction of the Company's line of FORTNITE action figures during the first nine months of 2022. These increases were partially offset by net revenue declines from the Company's products for DISNEY FROZEN and DISNEY PRINCESS as well as net revenue declines from BEYBLADE, and to a lesser extent, GHOSTBUSTERS and TROLLS products during the first nine months of 2022.

HASBRO GAMING: Net revenues in the Hasbro Gaming portfolio decreased 15% in the first nine months of 2022 compared to the first nine months of 2021 driven primarily by lower net revenues from the Dungeons & Dragons: Dark Alliance digital game launched during the second quarter 2021 with no comparable release in 2022, as well as lower net revenues from JENGA, LIFE and certain other Hasbro Gaming products. These decreases were partially offset by higher net revenues from AVALON HILL'S HeroQuest products during the first nine months of 2022.
Net revenues for Hasbro’s total gaming category, including the Hasbro Gaming portfolio as reported above and all other gaming revenue, most notably from MAGIC: THE GATHERING and MONOPOLY products, which are included in the Franchise Brands portfolio, were $1,415.7 million, a decrease of 8%, in the first nine months of 2022 versus $1,543.3 million in the first nine months of 2021.
EMERGING BRANDS: Net revenues from the Emerging Brands portfolio declined 2% for the first nine months of 2022 compared to the first nine months of 2021. Net revenue declines during the first nine months of 2022 were driven by lower sales of GI JOE products and to a lesser extent, core PLAYSKOOL and PJ MASKS products, partially offset by higher net revenues from POWER RANGERS products.

TV/FILM/ENTERTAINMENT: Net revenues from the TV/Film/Entertainment portfolio decreased 19% for the first nine months of 2022 compared to the first nine months of 2021. Lower net revenues in 2022 were driven by the sale of eOne Music in the first nine months of 2021, which represented $65.2 million or 10% of TV, Film and Entertainment portfolio net revenues during the first nine months of 2021. In the first nine months of 2022, net revenue declines were driven by lower film deliveries compared to the third quarter of 2021, as well as lower scripted television deliveries, primarily due to timing of deliveries during the first nine months of 2022. These decreases were partially offset by higher net revenues from unscripted television as a result of increased television production in North America and the U.K. compared to the first nine months of 2021, where deliveries were limited or delayed due to the impact of the COVID-19 pandemic.
SEGMENT RESULTS
Beginning in 2022, intangible amortization costs related to the intangible assets acquired in the eOne Acquisition have been allocated between the Consumer Products and Entertainment segments to match the revenue generated from such intangible assets. In 2021, comparable intangible amortization costs were recorded within the Entertainment segment.
Third Quarter 2022
The following table presents net external revenues and operating profit (loss) for the Company's principal segments for the quarters ended September 25, 2022 and September 26, 2021:

	Quarter Ended
	September 25, 2022	September 26, 2021	% Change
Net revenues
Consumer Products	$1,160.8	$1,282.7	-10%
Wizards of the Coast and Digital Gaming	303.5	360.2	-16%
Entertainment	211.6	327.1	-35%

Operating Profit (Loss)
Consumer Products	$136.8	$210.4	-35%
Wizards of the Coast and Digital Gaming	102.2	159.4	-36%
Entertainment	(28.9)	22.4	>-100%
Corporate and Other	(15.8)	(24.3)	35%

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the quarters ended September 25, 2022 and September 26, 2021.

	Quarter Ended
	September 25, 2022	September 26, 2021
North America	$693.3	805.0
Europe	271.6	304.2
Asia Pacific	82.8	75.5
Latin America	113.1	98.0
Net revenues	$1,160.8	$1,282.7
The Consumer Products segment net revenues declined 10% to $1,160.8 million for the third quarter of 2022 compared to $1,282.7 million for the third quarter of 2021 and included the impact of an unfavorable $40.0 million currency translation, most notably from the Company's European markets, and to a lesser extent, the Company's Asia Pacific and Latin American markets. Absent the impact of foreign currency exchange, Consumer Products segment net revenues declined $81.9 million or 6% during the third quarter of 2022.
Drivers of the net revenue decrease include lower sales of Hasbro Gaming products, primarily from the Company's tabletop gaming brands such as JENGA, LIFE, OPERATION and certain other Hasbro Gaming brands, lower sales of NERF and MONOPOLY products, and lower sales of the Company's products for BEYBLADE, DISNEY PRINCESS and DISNEY FROZEN. These net revenue decreases were partially offset by higher sales of PEPPA PIG and PLAY-DOH products, and higher sales of the Company's products for STAR WARS and MARVEL. Overall segment net revenue declines were primarily attributable to North America and to a lesser extent, the Company's European markets during the third quarter of 2022.
Consumer Products segment operating profit for the third quarter of 2022 was $136.8 million or 11.8% of segment net revenues, compared to segment operating profit of $210.4 million or 16.4% of segment net revenues, for the third quarter of 2021. As noted above, to align with the revenue generated from the assets acquired in the eOne Acquisition, Consumer Products segment operating profit in the third quarter of 2022 includes $9.0 million of intangible asset amortization costs. In 2021, the comparable costs were reported in the Entertainment segment results. The remaining operating profit decrease in the third quarter of 2022 was driven by lower net revenues and higher sales allowances and obsolescence charges, as well as higher levels of closeout sales. These negative impacts were partially offset by price increases implemented during the second half of 2021 and the first nine months of 2022 combined with lower advertising and promotion expense.
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters ended September 25, 2022 and September 26, 2021.

	Quarter Ended
	September 25, 2022	September 26, 2021
Tabletop Gaming	$246.3	$269.4
Digital and Licensed Gaming	57.2	90.8
Net revenues	$303.5	$360.2
Wizards of the Coast and Digital Gaming segment net revenues declined 16% in the third quarter of 2022 to $303.5 million from $360.2 million in the third quarter of 2021 and included the impact of an unfavorable $8.7 million foreign currency translation. Absent the impact of foreign currency exchange, Wizards of the Coast and Digital Gaming segment net revenues declined $48.0 million or 13% during the third quarter of 2022.
The net revenue decrease in the Wizards of the Coast and Digital Gaming segment during the third quarter of 2022 was attributable to lower net revenues from Wizards of the Coast tabletop gaming products, most notably, MAGIC: THE GATHERING, driven by release timing compared to the third quarter of 2021, and lower digital and licensed gaming net revenues, primarily from Magic: The Gathering Arena and from Dungeons & Dragons: Dark Alliance, launched during the first half of 2021.

Wizards of the Coast and Digital Gaming segment operating profit was $102.2 million, or 33.7% of segment net revenues for the third quarter of 2022, compared to operating profit of $159.4 million, or 44.3% of segment net revenues, for the third quarter of 2021. The operating profit decrease during the third quarter of 2022 was the result of lower sales combined with higher product development costs as we continue to invest in digital gaming initiatives and talent to support long-term growth within the segment, as well as higher royalty expenses related to the release of Magic: The Gathering Universes Beyond: Warhammer 40,000, and higher intangible asset amortization expense related to the acquisition of D&D Beyond. These cost increases were partially offset by lower depreciation expenses and reduced advertising and promotion costs during the third quarter of 2022.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for the quarters ended September 25, 2022 and September 26, 2021.

	Quarter Ended
	September 25, 2022	September 26, 2021
Film and TV	$188.6	$255.4
Family Brands	13.6	60.5
Music and Other	9.4	11.2
Net revenues	$211.6	$327.1
Entertainment segment net revenues declined 35% to $211.6 million for the third quarter of 2022, compared to $327.1 million for the third quarter of 2021 and included the impact of an unfavorable $5.0 million foreign currency translation. Absent the impact of foreign currency exchange, Entertainment segment net revenues declined $110.5 million or 34% during the third quarter of 2022.
The net revenue decrease during the third quarter of 2022 was primarily the result of lower film deliveries compared to the third quarter of 2021, which included films such as Come From Away and Finch, with no comparable film deliveries during the third quarter of 2022, and lower net revenues from streaming content sales compared to the third quarter of 2021 which benefited from the September 2021 release of MY LITTLE PONY: A NEW GENERATION. Additionally, lower transactional and licensing net revenues on acquired films, and lower net revenues from unscripted television deliveries compared to the third quarter of 2021 contributed to the decline.
Entertainment segment operating losses were $28.9 million, or 13.7% of segment net revenues for the third quarter of 2022 compared to operating profit of $22.4 million, or 6.8% of segment net revenues for the third quarter of 2021.
The decrease in Entertainment segment operating results during the third quarter of 2022 primarily reflect lower net revenues driven by the mix of programming delivered, as well as the loss on assets held for sale of $23.1 million and asset impairment charges of $3.7 million, recorded during the third quarter of 2022 related to the exit of certain non-core businesses within the Entertainment segment as part of the Company's strategic review. In addition, Entertainment segment operating results reflect the allocation of $9.0 million of intangible asset amortization costs to the Consumer Products segment in 2022, as described above. These impacts to operating results were partially offset by lower advertising and administrative costs and lower royalty expense during the third quarter of 2022.
Corporate and Other Segment
The Corporate and Other segment operating losses were $15.8 million for the third quarter of 2022 compared to operating losses of $24.3 million for the third quarter of 2021. The improvement in operating results in the third quarter of 2022 was primarily the result of lower administrative expenses and lower advertising costs, offset by severance and other employee charges and consultant fees associated with Company's strategic review and related cost-savings initiatives described above.

First Nine Months 2022
The following table presents net revenues and operating profit (loss) for the Company's principal segments for each of the nine-month periods ended September 25, 2022 and September 26, 2021.

	Nine Months Ended
	September 25, 2022	September 26, 2021	% Change
Net revenues
Consumer Products segment	$2,567.8	$2,625.8	-2%
Wizards of the Coast and Digital Gaming segment	986.1	1,008.7	-2%
Entertainment segment *	624.3	772.5	-19%

Operating Profit (Loss)
Consumer Products segment	$138.9	$260.5	-47%
Wizards of the Coast and Digital Gaming segment	434.2	462.3	-6%
Entertainment segment *	(2.4)	(74.3)	97%
Corporate and Other	(37.3)	(56.7)	34%
* Entertainment segment net revenues and operating loss, for the nine-month period ended September 26, 2021 include $65.2 million and ($91.8) million, respectively, from eOne Music, which was sold at the beginning of the third quarter of 2021.
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the nine-month periods ended September 25, 2022 and September 26, 2021.

	Nine Months Ended
	September 25, 2022	September 26, 2021
North America	$1,531.8	$1,559.1
Europe	610.4	669.2
Asia Pacific	201.6	208.7
Latin America	224.0	188.8
Net Revenues	$2,567.8	$2,625.8
The Consumer Products segment net revenues decreased 2% to $2,567.8 million for the first nine months of 2022 compared to $2,625.8 million for the first nine months of 2021 and included the impact of an unfavorable $72.6 million currency translation. Absent the impact of foreign currency exchange, Consumer Products segment net revenues increased $14.5 million or 1%.
In the first nine months of 2022, the Consumer Products segment benefited from higher sales of the Company's Partner Brands for MARVEL and STAR WARS, as well as higher sales of PEPPA PIG and PLAY-DOH products. To a lesser extent, higher sales of MY LITTLE PONY, POWER RANGERS and PJ MASKS products contributed to the increase. Offsetting these increases were lower sales of certain Partner Brands, notably, the Company's products for DISNEY FROZEN, DISNEY PRINCESS and BEYBLADE and lower sales of MONOPOLY, NERF, TRANSFORMERS and certain Hasbro Gaming products. Net revenue declines in North America and, to a lesser extent, in Asia Pacific markets were partially offset by higher net revenues in Latin American markets during the first nine months of 2022. In Europe, absent the unfavorable foreign currency exchange impact of $58.0 million, net revenues remained flat.
Consumer Products segment operating profit for the first nine months of 2022 was $138.9 million or 5.4% of segment net revenues, compared to segment operating profit of $260.5 million or 9.9% of segment net revenues, for the first nine months of 2021. The decrease in operating profit in the first nine months of 2022 was driven by lower sales volumes and higher sales allowances combined with increased obsolescence charges related to higher inventory balances, primarily across Europe and North America. In addition, the operating profit decrease was the result of increased marketing and sales costs, increased warehouse expenses and higher product costs, including higher distribution costs driven by increased freight costs, primarily in Europe. As noted above, in alignment with the revenue generated from the assets acquired in the eOne Acquisition, Consumer

Products segment operating profit for the first nine months of 2022 includes $28.9 million of intangible amortization, which was reported in 2021 within the Entertainment segment results. This allocation of intangible amortization drove a 1.1% decline in operating margin for the Consumer Products segment. These negative impacts were partially offset by price increases implemented during the second half 2021 and during the first nine months of 2022 and lower advertising and promotion costs as the Company aligned consumer products advertising closer to key holiday and retailer planned promotional periods.
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the nine-month periods ended September 25, 2022 and September 26, 2021.

	Nine Months Ended
	September 25, 2022	September 26, 2021
Tabletop Gaming	$800.3	$760.1
Digital and Licensed Gaming	185.8	248.6
Net revenues	$986.1	$1,008.7
Wizards of the Coast and Digital Gaming segment net revenues decreased 2% in the first nine months of 2022 to $986.1 million from $1,008.7 million in the first nine months of 2021 and included the impact of an unfavorable $19.9 million foreign currency translation. Absent the impact of foreign currency exchange, Wizards of the Coast and Digital Gaming Segment net revenues were relatively flat.
Net revenues in the Wizards of the Coast and Digital Gaming segment during the first nine months of 2022 were driven primarily by higher net revenues from Wizards of the Coast tabletop gaming products, most notably, MAGIC: THE GATHERING, due to the number of strong performing card set releases. These net revenue increases were offset by lower DUNGEONS & DRAGONS tabletop gaming net revenues and lower digital gaming net revenues from Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance, released during 2021 without comparable releases in 2022.
Wizards of the Coast and Digital Gaming segment operating profit was $434.2 million, or 44.0% of segment net revenues for the first nine months of 2022, compared to operating profit of $462.3 million, or 45.8% of segment net revenues for the first nine months of 2021. The operating profit decrease during the first nine months of 2022 was the result of higher inventory costs and higher royalty expenses attributable to sales of Magic: The Gathering Universes Beyond: Warhammer 40,000, and higher product development costs. These increases were partially offset by lower advertising expenses and lower depreciation costs compared to the first nine months of 2021, where the Company incurred higher costs associated with the launch of the mobile version of Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for the nine-month periods ended September 25, 2022 and September 26, 2021.

	Nine Months Ended
	September 25, 2022	September 26, 2021
Film and TV	$527.0	$586.1
Family Brands	59.6	105.4
Music and Other *	37.7	81.0
Net revenues	$624.3	$772.5
*Music and Other category net revenues for the nine-month period ended September 26, 2021 includes $65.2 million from eOne Music, which was sold at the beginning of the third quarter of 2021.
Entertainment segment net revenues for the nine months ended September 25, 2022 decreased 19% to $624.3 million from $772.5 million for the nine months ended September 26, 2021, and included the impact of an unfavorable $11.4 million foreign currency translation. Absent the impact of foreign currency exchange, Entertainment segment net revenues declined $136.8 million or 18% during the third quarter of 2022.
The segment net revenue decrease during the first nine months of 2022 was driven by the sale of eOne Music business in the third quarter of 2021 which accounted for $65.2 million or 8.4% of segment net revenues in the first nine months of 2021. In addition, lower film deliveries, the timing of certain scripted television content deliveries and lower net revenues from streaming content sales compared to the third quarter of 2021 which benefited from the September 2021 release of MY LITTLE PONY: A NEW GENERATION. These decreases were partially offset by higher net revenues from unscripted programming deliveries and higher net revenues from touring live shows during the first nine months of 2022.
Entertainment segment operating losses were $2.4 million, or 0.4% of net revenues, for the nine months ended September 25, 2022, compared to operating losses of $74.3 million, or 9.6% of segment net revenues, for the nine months ended September 26, 2021. The improved operating results during the first nine months of 2022 were driven by the second quarter 2021, non-cash impairment charge of $101.8 million associated with the sale of eOne Music, the allocation of $28.8 million of intangible asset amortization costs to the Consumer Products segment during the first nine months of 2022, as well as lower royalty expenses and lower program amortization costs, reflecting the mix of programming delivered during the first nine months of 2022. These impacts to segment operating results were partially offset by a loss on assets held for sale of $23.1 million and asset impairment charges of $3.7 million recorded during the third quarter of 2022 related to the implementation of the Company's Operational Excellence program, as well as the impact of the sale of the eOne Music business described above.
Corporate and Other Segment
Operating losses in the Corporate and Other Segment for the first nine months of 2022 were $37.3 million, compared to operating losses of $56.7 million for the first nine months of 2021. The decline in operating losses during the first nine months of 2022 was the result of lower royalty and administrative expenses and lower advertising costs, partially offset by severance and other employee related charges and consultant fees associated with Company's strategic review and related cost-savings initiatives described above. Operating losses in 2021 included transaction costs associated with the sale of eOne Music described above.
OPERATING COSTS AND EXPENSES
Third Quarter 2022
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended September 25, 2022 and September 26, 2021.

	Quarter Ended
	September 25, 2022	September 26, 2021
Cost of sales	35.0%	30.9%
Program cost amortization	8.7%	9.5%
Royalties	8.1%	8.7%
Product development	4.9%	4.1%
Advertising	6.9%	8.3%
Amortization of intangibles	1.6%	1.4%
Loss on assets held for sale	1.4%	—%
Selling, distribution and administration	21.8%	18.4%
Cost of sales for the third quarter of 2022 was $586.6 million, or 35.0% of net revenues, compared to $609.5 million, or 30.9% of net revenues, for the third quarter of 2021. The cost of sales decrease in dollars was driven primarily by lower sales volumes during the third quarter of 2022 compared to the third quarter of 2021. The cost of sales increase as a percent of net revenues was the result of higher inventory obsolescence charges and higher product costs, most notably in the Company's Consumer Products business.
Program cost amortization decreased to $146.5 million, or 8.7% of net revenues, for the third quarter of 2022 from $187.9 million, or 9.5% of net revenues, for the third quarter of 2021. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue. The decrease in dollars and as a percent of net revenues during the third quarter of 2022 was driven by lower sales volume within the Entertainment segment, due primarily to the timing of deliveries and the mix of content delivered, compared to the third quarter of 2021. These decreases were partially offset by $3.7 million of asset impairment charges recorded during the third quarter of 2022, related to discontinued projects associated with the exit of non-core business within the Entertainment segment.
Royalty expense for the third quarter of 2022 decreased to $135.1 million, or 8.1% of net revenues, compared to $171.8 million, or 8.7% of net revenues, for the third quarter of 2021. Fluctuations in royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The decrease in royalty expense during the third quarter of 2022 reflects lower sales of Partner Brands and the mix of Film and TV deliveries during the quarter, partially offset by higher royalty expenses related to the release of Magic: The Gathering Universes Beyond: Warhammer 40,000.
Product development expense for the third quarter of 2022 was $82.4 million, or 4.9% of net revenues, compared to $80.1 million, or 4.1% of net revenues, for the third quarter of 2021. The increase was primarily related to higher investments and costs to support the Company's Wizards of the Coast tabletop and digital gaming initiatives, partially offset by lower product development costs within the Consumer Products segment.
Advertising expense for the third quarter of 2022 was $115.2 million, or 6.9% of net revenues, compared to $163.3 million, or 8.3% of net revenues, for the third quarter of 2021. Advertising spend is generally impacted by revenue mix and the number and type of entertainment releases delivered. The advertising expense decrease during the third quarter of 2022 was driven by lower expense within the Consumer Products and Entertainment segments. In the Consumer Products segment, advertising and promotion costs declined as the Company managed its consumer products advertising closer to key holiday and retailer planned promotional periods. In the Entertainment segment, higher advertising expense during the third quarter 2021 was driven by support for the September 2021 release of MY LITTLE PONY: A NEW GENERATION, with no comparable releases in 2022.
Amortization of intangible assets decreased to $26.9 million, or 1.6% of net revenues, for the third quarter of 2022, compared to $27.7 million, or 1.4% of net revenues, for the third quarter of 2021. The decrease in 2022 reflects the impact of certain intangible assets which were fully amortized during 2021, partially offset by additional expense associated with assets acquired through the D&D Beyond Acquisition during the second quarter of 2022.
The loss on assets held for sale of $23.1 million, or 1.4% of net revenues, represents non-cash impairment charges associated with the exit of certain non-core businesses within the Entertainment segment.
Selling, distribution and administration expenses increased to $365.8 million, or 21.8% of net revenues for the third quarter of 2022, from $361.8 million, or 18.4% of net revenues, for the third quarter of 2021. The increase in selling, distribution and administration expenses primarily reflects charges totaling $28.5 million related to the exit of certain non-core businesses within the Entertainment segment, consisting of $21.3 million of severance charges and $7.2 million of consultant fees. In addition to these charges, higher marketing and sales costs, most notably within the Consumer Products segment, contributed to the increase. These increases were partially offset by lower compensation expense combined with lower depreciation expense in the third quarter of 2022 compared to the third quarter of 2021, associated with the launch of Dungeons & Dragons: Dark Alliance.
First Nine Months of 2022
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the nine-month periods ended September 25, 2022 and September 26, 2021.

	Nine Months Ended
	September 25, 2022	September 26, 2021
Cost of sales	31.9%	28.2%
Program cost amortization	8.8%	9.0%
Royalties	8.0%	8.9%
Product development	5.5%	5.2%
Advertising	6.6%	8.1%
Amortization of intangibles	1.9%	2.0%
Loss on assets held for sale	0.6%	—%
Loss on disposal of a business	—%	2.3%
Selling, distribution and administration	23.9%	22.8%
Cost of sales for the nine months ended September 25, 2022 increased to $1,331.2 million, or 31.9% of net revenues, from $1,244.4 million, or 28.2% of net revenues for the nine months ended September 26, 2021. The cost of sales increase in dollars and as a percent of net revenues was due to higher product input costs, including higher freight and material costs and higher inventory obsolescence charges to address excess inventory, most notably within Europe and the U.S.
Program cost amortization decreased in the first nine months of 2022 to $365.7 million, or 8.8% of net revenues, from $396.1 million, or 9.0% of net revenues, in the first nine months of 2021. The program cost amortization decrease during the first nine months of 2022, was driven by the volume and mix of programming revenues during the first nine months of 2022 compared to the first nine months of 2021, partially offset by $3.7 million of asset impairment charges recorded during the third quarter of 2022, related to discontinued projects associated with the exit of non-core business within the Entertainment segment.

Royalty expense for the nine months ended September 25, 2022 was $335.3 million, or 8.0% of net revenues, compared to $392.2 million, or 8.9% of net revenues, for the nine months ended September 26, 2021. The decrease in royalty expense in dollars was driven by the impact of the sale of eOne Music and the mix of Film and TV deliveries during the first nine months of 2022. In addition, certain licensing agreements acquired through the eOne Acquisition expired, which carried higher royalty expenses in prior periods. These decreases were partially offset by higher royalty expenses related to the release of Magic: The Gathering Universes Beyond: Warhammer 40,000. The decrease in royalty expense as a percent of net revenues during the first nine months of 2022 was the result of a higher percentage of product sales that do not carry significant royalty expenses.
Product development expense for the nine months ended September 25, 2022 was $231.2 million, or 5.5% of net revenues, from $229.1 million, or 5.2% of net revenues, for the nine months ended September 26, 2021. Product development expense in the first nine months of 2022 was consistent with the first nine months of 2021, reflecting the Company’s continued investment in innovation and anticipated growth across our brand and entertainment portfolios.
Advertising expense for the nine months ended September 25, 2022 was $277.0 million, or 6.6% of net revenues, compared to $356.6 million, or 8.1% of net revenues, for the nine months ended September 26, 2021. The advertising expense decrease during the first nine months of 2022 was driven by lower expense within the Entertainment segment related to the sale of the eOne Music business combined with a shift in the type of entertainment releases delivered and higher advertising expense during the third quarter 2021, driven by support for the September 2021 release of MY LITTLE PONY: A NEW GENERATION with no comparable releases in 2022. In addition, the advertising expense decrease was the result of lower expense within the Wizards of the Coast and Digital Gaming segment, compared to the first nine months of 2021, where advertising expense was driven by support for the launch of the mobile version of Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance, with no comparable releases in 2022. Additionally, in 2022 the Company managed its consumer products advertising programs closer to key holiday and retailer planned promotional periods which contributed the decrease during the first nine months of 2022.
Amortization of intangible assets was $81.2 million, or 1.9% of net revenues, for the nine months ended September 25, 2022 compared to $90.3 million, or 2.0% of net revenues, in the first nine months of 2021. The decrease in 2022 is related to the discontinuation of amortization related to the eOne Music intangible assets following the sale of eOne Music in the third quarter of 2021. This decline was partially offset by additional expense associated with assets acquired through the D&D Beyond Acquisition during the second quarter of 2022.
For the nine months ended September 25, 2022, the Company's selling, distribution and administration expenses remained relatively flat at $1,000.1 million, or 23.9% of net revenues compared to $1,004.7 million, or 22.8% of net revenues, for the nine months ended September 26, 2021. Selling, distribution and administration expenses in the first nine months of 2022 includes charges of $28.5 million related to the exit of certain non-core businesses within the Entertainment segment consisting of $21.3 million of severance charges and $7.2 million of consultant fees. In addition to these charges, the 2022 expense reflects higher marketing and sales costs, most notably within the Consumer Products segment, partially offset by lower depreciation expense during the first nine months of 2022 compared to the first nine months of 2021, associated with the launch of Dungeons & Dragons: Dark Alliance.
The loss on assets held for sale of $23.1 million, or 0.6% of net revenues, represents non-cash impairment charges associated with the exit of certain non-core businesses within the Entertainment segment.
The loss on disposal of business of $101.8 million, or 2.3% of net revenues during the first nine months of 2021, represents a non-cash impairment charge associated with the disposition of eOne Music.
NON-OPERATING EXPENSE (INCOME)
Interest expense for the third quarter and first nine months of 2022 totaled $41.9 million and $125.2 million, respectively, compared to $43.3 million and $137.3 million in the third quarter and first nine months of 2021, respectively. The decrease in interest expense during the third quarter and first nine months of 2022 primarily reflects long-term debt repayments made during the fourth quarter of 2021 and the first nine months of 2022, related to borrowings utilized for the eOne Acquisition.
Interest income was $3.2 million and $8.0 million for the third quarter and first nine months of 2022, respectively, compared to $1.8 million and $4.2 million in the third quarter and first nine months of 2021, respectively. Higher average interest rates in 2022 compared to 2021 contributed to the increase for the three and nine-month periods.
Other (income), net was $(10.0) million and $(9.5) million for the third quarter and first nine months of 2022, respectively, compared to other expense (income), net of $3.0 million and $(35.3) million in the third quarter and first nine months of 2021, respectively. The decrease in 2022 was primarily driven by a $26.7 million gain from a legal settlement realized during the first nine months of 2021 with no comparable gain in 2022 and lower earnings from the Company's joint venture with Discovery, partially offset by foreign exchange gains during the first nine months of 2022 compared to losses during the first nine months of 2021. Other income during the third quarter of 2022 reflects the $9.1 million expense in the third quarter of 2021 for debt extinguishment costs in connection with the early repayment of the Company's $300.0 million of 2.6% notes, with no comparable cost in 2022 and foreign exchange gains during the third quarter of 2022 compared to losses during the third of 2021.
INCOME TAXES
Income tax expense totaled $37.4 million on pre-tax income of $165.6 million in the third quarter of 2022 compared to income tax expense of $68.5 million on pre-tax income of $323.4 million in the third quarter of 2021. For the first nine months of 2022, income tax expense totaled $94.1 million on pre-tax income of $425.7 million, compared to an income tax expense of $143.5 million on pretax income of $494.0 million for the first nine months of 2021. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first nine months of 2022, favorable discrete tax adjustments were a net benefit of $6.7 million compared to a net expense of $8.8 million in the first nine months of 2021. The favorable discrete tax adjustments for the first nine months of 2022 are primarily associated with (i) the release of certain valuation allowances during the first quarter; (ii) the decrease to our liability for uncertain tax positions that resulted from statutes of limitations expiring in certain jurisdictions; and (iii) a benefit on the loss on assets held for sale in the third quarter. The unfavorable discrete tax adjustments for the first nine months of 2021 were primarily associated with (i) the revaluation of net deferred tax liabilities as a result of the United Kingdom's ("UK") enactment of Finance Act 2021 during the second quarter, which increases the UK corporate income tax rate from 19% to 25% as of April 1, 2023; (ii) a one-time tax charge related to an ongoing tax audit; (iii) a release of a valuation allowance on net operating losses that offsets income received from a one-time legal settlement; and (iv) certain tax benefits, including the reversal of uncertain tax positions and operational tax planning. In addition, included in first nine months of 2021 is a goodwill impairment charge on the sale of eOne Music, recorded in the second quarter of 2021 for which there is no corresponding tax benefit. Absent discrete items, the tax rates for the first nine months of 2022 and 2021 were 22.3% and 23.3% respectively. The decrease in the base rate to 22.3% for the first nine months of 2022 is primarily due to the mix of jurisdictions where the Company earned its profits.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act, which included various tax provisions. The two main tax provisions, a 15% alternative corporate minimum tax based on financial statement income and a 1% excise tax on corporate stock buy backs, are not expected to have a material impact to the Company.
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
Prior to the onset of the COVID-19 pandemic, quick response inventory management practices being used by retailers, along with growth in ecommerce resulted in the increasing trend of order placement for immediate delivery and fewer orders being placed well in advance of shipment. Retailers preferred timing their orders for fulfillment by suppliers closer to the time of purchase by consumers. To the extent that retailers did not sell as much of their year-end inventory purchases during the holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year could be curtailed, thus negatively impacting the Company’s future revenues. However, more recently the Company's inventory levels and retailer order patterns reflect the impact of global supply chain disruptions, which began in late 2020 as economies slowly recovered from COVID-19 shutdowns, while consumer demand began to outpace the capacity of the global supply chain infrastructure. Supply chain constraints, including overcrowding of cargo ports and shipping container and truck transportation shortages led to higher costs for ocean, air and over the road freight and delays in the availability of products, due to extended inventory transit times. These and other disruptions continued to some extent through the third quarter of 2022. During the first half of 2022, the Company accelerated certain inventory purchases, to ensure sufficient finished goods and raw material availability ahead of expected periods of high consumer demand. However, during the third quarter of 2022, the effects of supply chain disruptions began to subside, most notably the U.S, and Europe, leading to higher inventory levels as compared to prior years. As a result, the Company is launching incremental year-over-year promotional activity behind key holiday toy and game items to reduce inventory on hand and at retail.

Unlike the Company's retail sales patterns, revenue patterns from the Company's entertainment businesses fluctuate based on the timing and popularity of television, film, streaming and digital content releases. Release dates are determined by factors including the timing of holiday periods, geographical release dates and competition in the market.
Russian Sanctions
As a result of the military conflict in Ukraine, which has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, the Company has paused all shipments and new content distribution into Russia. The impact to the Company’s operating results includes a loss of both revenue and operating profit. As of the nine-month period ended September 25, 2022, the Company has exhausted all locally held inventories, recovered all receivables and released all reserves in Russia. For the full year 2021, our revenue in Russia was $115 million, with approximately 70% earned in the second half of the year. Any longstanding disruptions may magnify the impact of other risks described in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 26, 2021.
Accounting Pronouncement Updates
As of September 25, 2022, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements. The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 2021.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first nine months of 2022 and 2021, the Company primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, used borrowings under its available lines of credit. In addition, the Company’s Entertainment operating segment used production financing to fund certain of its television and film productions which are arranged on an individual production basis using either the Company's revolving film and television production credit facility or through special purpose production subsidiaries. For more information on the Company's production financing facilities, including expected future repayments, see note 7 to the consolidated financial statements included in Part I of this Form 10-Q.
The Company expects to continue to fund its working capital needs primarily through available cash, cash flows from operations and from production financing facilities and, if needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit and production financing, are adequate to meet its working capital needs for the remainder of 2022, including the repayment of the current portion of long-term debt of $122.6 million, as shown on the consolidated balance sheets, which represents the current portion of required quarterly principal amortization payments for our term loan facilities and other short-term production financing facilities, each as described below. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of September 25, 2022, the Company's cash and cash equivalents totaled $551.6 million, of which $6.1 million is restricted under the Company’s production financing facilities.
Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Cuts and Jobs Act of 2017 ("the Tax Act") provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of September 25, 2022, the Company had a total liability of $137.7 million related to this tax, $34.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $103.3 million is presented within other liabilities, non-current on the consolidated balance sheets included in Part I of this Form 10-Q. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of September 25, 2022 are denominated in the U.S. dollar.
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

	September 25, 2022	September 26, 2021	% Change
Cash and cash equivalents (including restricted cash of $6.1 and $94.9)	$551.6	$1,181.2	-53%
Accounts receivable, net	1,188.8	1,476.6	-19%
Inventories	844.5	544.1	55%
Prepaid expenses and other current assets	658.8	528.5	25%
Other assets	1,404.3	1,428.4	-2%
Accounts payable and accrued liabilities	2,097.0	2,261.9	-7%
Other liabilities	545.1	722.5	-25%
Accounts receivable decreased 19% to $1,188.8 million at September 25, 2022, compared to $1,476.6 million at September 26, 2021. The decrease in accounts receivable was driven by lower sales and improved collections during the first nine months of 2022. Days sales outstanding decreased from 68 days at September 26, 2021 to 65 days at September 25, 2022.
Inventories increased 55% to $844.5 million as of September 25, 2022, compared to $544.1 million at September 26, 2021. The increase in 2022 inventory balances reflects accelerated inventory purchases attributable to the Company's Consumer Products and Wizards of the Coast businesses, to mitigate the impact of certain global supply chain challenges experienced throughout 2021 and into 2022. Beginning in the third quarter of 2022, certain global supply chain constraints began to subside, most notably in the U.S. and Europe, which also contributed to the Company's higher inventory levels at September 25, 2022.
Prepaid expenses and other current assets increased 25% to $658.8 million at September 25, 2022 from $528.5 million at September 26, 2021. The increase was driven by higher accrued tax credit balances related to film and television production costs, due to increased productions and timing of tax credit claims, as well as higher accrued royalty and licensing balances, primarily attributable to the Company's Entertainment business and higher unrealized gains on foreign exchange contracts. These increases were partially offset by lower prepaid royalty balances in relation to the Company’s MARVEL, POWER RANGERS and DISNEY PRINCESS royalty agreements, the reclassification of certain Entertainment assets as Assets Held for Sale in relation to the exit of certain non-core businesses within the Entertainment segment and from lower prepaid tax balances during the third quarter 2022.
Other assets decreased 2% to $1,404.3 million at September 25, 2022 from $1,428.4 million at September 26, 2021. The decrease was primarily driven by a lower balance for the Company's investment in Discovery Family Channel, due to an impairment charge recorded in the fourth quarter of 2021 and distributions received in the first nine months of 2022, partially offset by higher deferred tax balances and higher non-current receivable balances within the Entertainment segment.
Accounts payable and accrued liabilities decreased 7% to $2,097.0 million at September 25, 2022 from $2,261.9 million at September 26, 2021 driven by lower incentive bonus accruals, lower accrued advertising balances reflecting lower levels of expense in 2022, lower accrued freight balances due to improving supply chain conditions within certain markets, as well as the reclassification of certain Entertainment liabilities as Liabilities Held for Sale, in relation to the exit of certain non-core businesses within the Entertainment segment. These decreases were partially offset by higher accrued royalty balances related to sales of partner brand products during the first nine months of 2022.
Other liabilities decreased 25% to $545.1 million at September 25, 2022 from $722.5 million at September 26, 2021. The decrease was driven by lower long-term deferred tax balances reflecting the amortization of deferred tax liabilities and the impact of foreign exchange revaluation, primarily related to the British Pound, lower long-term lease liability balances, a lower transition tax liability balance reflecting the reclassification of the 2022 installment payment due April 2023, and a lower Discovery option agreement balance due to a revaluation of the Discovery Family Channel investment during the fourth quarter of 2021.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the nine-month periods ended September 25, 2022 and September 26, 2021.

	September 25, 2022	September 26, 2021
Net cash provided by (utilized for):
Operating activities	$262.2	$685.6
Investing activities	(265.8)	277.5
Financing activities	(443.0)	(1,223.5)
Net cash provided by operating activities in the first nine months of 2022 was $262.2 million compared to $685.6 million in the first nine months of 2021. The $423.4 million decrease in net cash provided by operating activities was primarily attributable to higher working capital requirements, including higher inventory spend and cash utilized for payables and accrued liabilities.
Net cash utilized for investing activities was $265.8 million in the first nine months of 2022 compared to net cash provided by investing activities of $277.5 million in the first nine months of 2021. The increase in cash used reflects a cash payment of $146.3 million related to the D&D Beyond Acquisition during the second quarter of 2022. Investing activities in 2021 include $379.2 million of proceeds, net of cash sold, from the sale of eOne Music. Additions to property, plant and equipment were $130.7 million in the first nine months of 2022 compared to $98.1 million in the first nine months of 2021.
Net cash utilized for financing activities was $443.0 million in the first nine months of 2022 compared to $1,223.5 million in the first nine months of 2021. Financing activities in the first nine months of 2022 include payments totaling $72.5 million related to the $1.0 billion in term loans described below, consisting of a $50.0 million principal and quarterly principal amortization payment of $22.5 million toward the Five-Year Tranche loan, as well as drawdowns of $204.5 million and repayments of $189.2 million related to production financing loans and cash payments of $125.0 million to repurchases the Company's common stock.
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
Dividends paid in the first nine months of 2022 totaled $288.6 million, compared to $280.7 million in the first nine months of 2021 reflecting a higher dividend rate commencing with the May 2022 dividend payment.

Sources and Uses of Cash
The Company commits to inventory production, advertising and marketing expenditures in support of its consumer products business, prior to the peak fourth quarter retail selling season. Accounts receivable typically increase during the third and fourth quarter as customers increase their purchases to meet consumer demand expected in the holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable sometimes makes it necessary for the Company to borrow amounts during the latter part of the year. In the Company's entertainment business, expenditures of cash for productions are often made well in advance of sale and delivery of the content produced. Trading card and digital gaming revenues have shorter collection periods, but product development expense often occurs years prior to release and revenue generation. During the first nine months of 2022 and 2021, the Company primarily used cash from operations and, to a lesser extent, borrowings under available lines of credit, in particular production financing vehicles, to fund its working capital.
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. At September 25, 2022, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.5 billion. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of September 25, 2022. The Company had no borrowings outstanding under its committed revolving credit facility as of September 25, 2022. However, letters of credit outstanding under this facility as of September 25, 2022 were approximately $3.1 million. Amounts available and unused under the committed line at September 25, 2022 were approximately $1.5 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $8.3 million was utilized at September 25, 2022. Of the amount utilized under, or supported by, the uncommitted lines, approximately $7.5 million and $0.8 million represent letters of credit and outstanding short-term borrowings, respectively.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. As of September 25, 2022, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $275.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; and, $72.5 million in the first nine months of 2022 consisting of $50.0 million principal and a quarterly principal amortization payment of $22.5 million. The Company is subject to certain financial covenants contained in this agreement and as of September 25, 2022, the Company was in compliance with these covenants. The terms of the Term Loan Facilities are described in note 7 to the consolidated financial statements included in Part I of this Form 10-Q.
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
The Company uses production financing facilities to fund its film and television productions which are arranged on an individual production basis by either special purpose production subsidiaries, each secured by the assets and future revenues of such production subsidiaries, which are non-recourse to the Company's assets, or through a senior revolving credit facility obtained in November 2021, dedicated to production financing. The Company's senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) provides the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provides the Company with the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Revolving Production Financing Agreement extends through November 22, 2024. The Company uses the RPCF to fund certain of the Company’s original film and TV production costs. Borrowings under the RPCF are non-recourse to the Company's assets. The Company expects to utilize the revolving production financing facility for the majority of its future production financing needs. During the first nine months of 2022, the Company had total drawdowns of $204.5 million and repayments of $189.2 million towards these production financing facilities. As of September 25, 2022, the Company had outstanding production financing borrowings related to these facilities of $184.9 million, $62.6 million of which are recorded within the current portion of long-term debt and $122.3 million are recorded within short-term borrowings in the Company's consolidated balance sheets, included in Part I of this Form 10-Q.
The Company has principal amounts of long-term debt as of September 25, 2022 of $3.9 billion, due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $122.6 million is current at September 25, 2022 of which $60.0 million is related to principal amortization of the 5-year term loans due December 2024 and $62.6 million represents the Company's outstanding production financing facilities described above. During the first quarter of 2021, the Company repaid in full its 3.15% Notes in the aggregate principal amount of $300.0 million due in May 2021, including accrued interest. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to the third quarter of 2024, with the exception of certain of the Company’s production financing facilities discussed above.
The Company also had letters of credit and other similar instruments of approximately $10.6 million and purchase commitments of approximately $357.4 million outstanding at September 25, 2022.
Other contractual obligations and commercial commitments, as detailed in the Company's 2021 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. Hasbro increased the quarterly dividend rate from $0.68 per share to $0.70 per share effective for the dividend paid in May 2022. The Company also returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005, the Company's Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization was approved in May 2018 for $500 million. Following the Company's acquisition of eOne, the Company temporarily suspended its share repurchase program to prioritize deleveraging. In April 2022, given the Company's progress towards reducing debt, the Company resumed its share repurchase activity and has since repurchased approximately 1.4 million shares at a total cost of $125.0 million and at an average price of $87.46 per share. At September 25, 2022, the Company had $241.6 million remaining under these share repurchase authorizations. Share repurchases are subject to market conditions, the availability of funds and other uses of funds. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.
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
The Company reflects derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At September 25, 2022, these contracts had net unrealized gains of $38.4 million, of which $36.9 million of unrealized gains are recorded in prepaid expenses and other current assets, $1.8 million of unrealized gains are recorded in other assets and $0.3 million of unrealized losses are recorded in accrued liabilities. Included in accumulated other comprehensive loss at September 25, 2022 are deferred gains, net of tax, of $22.4 million, related to these derivatives.
At September 25, 2022, the Company had principal amounts of long-term debt of $3.9 billion. In May 2014, the Company issued an aggregate $600.0 million of long-term debt which consisted of $300.0 million of 3.15% Notes, subsequently repaid in 2021, and $300.0 million of 5.10% Notes due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at September 25, 2022 are deferred losses, net of tax, of $15.0 million related to these derivatives.
INFLATION
The impact of inflation on the Company's business operations has been significant during the first nine months of 2022 compared to prior years. However, due to mitigating actions taken by the Company, such as price increases where deemed necessary, the impact of general price inflation on our financial position and results of operations has been reduced. The Company continues to monitor the impact of inflation to its business operations on an ongoing basis and may need to adjust its prices further to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation could affect consumer purchases of our products and spending on entertainment. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company's financial results.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 25, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 25, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases Made in the Quarter (in whole dollars and number of shares)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2022
6/27/22 – 7/24/22	11,679	$85.70	11,679	$241,621,269
August 2022
7/25/22 – 8/28/22	—	$—	—	$241,621,269
September 2022
8/29/22 – 9/25/22	—	$—	—	$241,621,269
Total	11,679	$85.70	11,679	$241,621,269
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

3.4	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 30, 2022, File No. 1-6682).

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

HASBRO, INC.
(Registrant)

Date: October 26, 2022	By: /s/ Deborah Thomas
Deborah Thomas
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)