Form 10-Q
period 2023-04-02
HASBRO, INC.
filed 2023-05-03
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of April 27, 2023 was 138,608,781.

Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business and marketing strategies; anticipated payments to be received for content, expected financial performance or business prospects in future periods; the development and timing of planned consumer and digital gaming products and entertainment releases; changes in leadership; expected benefits and cost-savings resulting from the Company’s Operational Excellence Program; expected benefits and cost-reductions from certain restructuring actions and divestiture of non-core businesses or assets, such as parts of the Entertainment One film and television business; inventory; capital expenditures; working capital; cash flow and liquidity; timing of and amount of repayment of indebtedness and production financings; capital allocation strategy, including plans for dividends and share repurchases; and other financial, tax, accounting and similar matters. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties. Factors that might cause such a difference include, but are not limited to:
•our ability to successfully execute on our Blueprint 2.0 strategy, including to focus on and scale select business initiatives and brands to drive profitability;
•our ability to design, develop, manufacture, and ship products on a timely, cost-effective and profitable basis;
•our ability to successfully compete in the global play and entertainment industry;
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
•the risk that any strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs, such as the strike by the writers’ union in May 2023, could delay or halt our ongoing production activities; halts or delays, depending on the length of time, could cause a delay or interruption in our release of new films and television programs, which could impact our entertainment business;
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

•the risk that acquisitions, dispositions and other investments we complete may not provide us with the benefits we expect, or the realization of such benefits may be significantly delayed. We may not achieve a successful sale or license of non-core assets, including certain film and television assets;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	April 2, 2023	March 27, 2022	December 25, 2022
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $13.4 million, $38.8 million and $14.5 million	$386.2	$1,057.9	$513.1
Accounts receivable, less allowance for doubtful accounts of $21.7 million, $24.1 million and $20.0 million	685.2	931.7	1,132.4
Inventories	713.4	644.3	676.8
Prepaid expenses and other current assets	754.4	621.4	676.8
Total current assets	2,539.2	3,255.3	2,999.1
Property, plant and equipment, less accumulated depreciation of $637.8 million, $641.5 million and $654.5 million	509.1	422.6	422.8
Other assets
Goodwill	3,470.1	3,419.3	3,470.1
Other intangible assets, net of accumulated amortization of $1,165.3 million, $1,075.2 million and $1,137.2 million	801.0	1,136.6	814.6
Other	1,604.3	1,284.9	1,589.3
Total other assets	5,875.4	5,840.8	5,874.0
Total assets	$8,923.7	$9,518.7	$9,295.9
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$134.5	$104.1	$142.4
Current portion of long-term debt	109.0	155.8	113.2
Accounts payable	360.1	411.7	427.3
Accrued liabilities	1,293.8	1,371.4	1,506.8
Total current liabilities	1,897.4	2,043.0	2,189.7
Long-term debt	3,682.4	3,737.9	3,711.2
Other liabilities	585.2	633.6	533.1
Total liabilities	$6,165.0	$6,414.5	$6,434.0
Redeemable noncontrolling interests	—	23.5	—
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at April 2, 2023, March 27, 2022, and December 25, 2022	110.1	110.1	110.1
Additional paid-in capital	2,535.7	2,475.7	2,540.6
Retained earnings	3,951.8	4,220.9	4,071.4
Accumulated other comprehensive loss	(237.4)	(246.9)	(254.9)
Treasury stock, at cost; 81,687,608 shares at April 2, 2023; 80,844,603 shares at March 27, 2022; and 82,106,383 shares at December 25, 2022	(3,629.4)	(3,513.8)	(3,634.4)
Noncontrolling interests	27.9	34.7	29.1
Total shareholders' equity	2,758.7	3,080.7	2,861.9
Total liabilities, noncontrolling interests and shareholders' equity	$8,923.7	$9,518.7	$9,295.9
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended
	April 2, 2023	March 27, 2022
Net revenues	$1,001.0	$1,163.1
Costs and expenses:
Cost of sales	285.3	333.1
Program cost amortization	122.5	138.5
Royalties	69.0	90.1
Product development	83.3	69.6
Advertising	82.8	77.6
Amortization of intangibles	23.1	27.1
Selling, distribution and administration	317.1	307.1
Total costs and expenses	983.1	1,043.1
Operating profit	17.9	120.0
Non-operating expense (income):
Interest expense	46.3	41.6
Interest income	(6.0)	(2.1)
Other (income) expense, net	(1.4)	0.3
Total non-operating expense, net	38.9	39.8
Earnings (loss) before income taxes	(21.0)	80.2
Income tax expense	0.7	17.3
Net earnings (loss)	(21.7)	62.9
Net earnings attributable to noncontrolling interests	0.4	1.7
Net earnings (loss) attributable to Hasbro, Inc.	$(22.1)	$61.2

Net earnings (loss) per common share:
Basic	$(0.16)	$0.44
Diluted	$(0.16)	$0.44
Cash dividends declared per common share	$0.70	$0.70
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Quarter Ended
	April 2, 2023	March 27, 2022
Net earnings (loss)	$(21.7)	$62.9
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	24.3	(10.7)
Unrealized holding gains on available-for-sale securities, net of tax	—	0.2
Net losses on cash flow hedging activities, net of tax	(4.6)	(1.2)
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	(2.1)	—
Amortization of unrecognized pension and postretirement amounts	(0.1)	0.1
Total other comprehensive earnings (loss), net of tax	$17.5	$(11.6)
Total comprehensive earnings attributable to noncontrolling interests	0.4	1.7
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$(4.6)	$49.6

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Three months ended
	April 2, 2023	March 27, 2022
Cash flows from operating activities:
Net earnings (loss)	$(21.7)	$62.9
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	23.9	25.1
Amortization of intangibles	23.1	27.1
Program cost amortization	122.5	138.5
Deferred income taxes	(2.8)	(33.4)
Stock-based compensation	15.7	18.1
Other non-cash items	(0.5)	3.9
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	454.6	559.8
Increase in inventories	(32.5)	(99.6)
(Increase) decrease in prepaid expenses and other current assets	(75.4)	42.1
Program spend, net	(266.3)	(169.4)
Decrease in accounts payable and accrued liabilities	(167.0)	(464.4)
Other	15.2	24.0
Net cash provided by operating activities	88.8	134.7
Cash flows from investing activities:
Additions to property, plant and equipment	(53.2)	(29.2)
Other	(2.4)	5.3
Net cash utilized by investing activities	(55.6)	(23.9)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	1.2	1.3
Repayments of borrowings with maturity greater than three months	(35.5)	(133.9)
Net (repayments) proceeds from other short-term borrowings	(7.7)	103.3
Stock-based compensation transactions	—	70.2
Dividends paid	(96.7)	(94.5)
Payments related to tax withholding for share-based compensation	(14.0)	(19.3)
Other	(3.9)	(4.6)
Net cash utilized by financing activities	(156.6)	(77.5)
Effect of exchange rate changes on cash	(3.5)	5.4
Net (decrease) increase in cash, cash equivalents and restricted cash	(126.9)	38.7
Cash, cash equivalents and restricted cash at beginning of year	513.1	1,019.2
Cash, cash equivalents and restricted cash at end of period	$386.2	$1,057.9

Supplemental information
Cash paid during the period for:
Interest	$34.3	$30.5
Income taxes	$26.0	$29.2
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

Three Months Ended April 2, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 25, 2022	$110.1	2,540.6	4,071.4	(254.9)	(3,634.4)	29.1	$2,861.9	$—
Net loss attributable to Hasbro, Inc.	—	—	(22.1)	—	—	—	(22.1)	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.4	0.4	—
Other comprehensive earnings	—	—	—	17.5	—	—	17.5	—
Stock-based compensation transactions	—	(19.0)	—	—	5.0	—	(14.0)	—
Stock-based compensation expense	—	15.7	—	—	—	—	15.7	—
Dividends declared	—	0.5	(97.5)	—	—	—	(97.0)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.6)	(1.6)	—
Buyout of redeemable noncontrolling interest	—	(2.1)	—	—	—	—	(2.1)	—
Balance, April 2, 2023	$110.1	2,535.7	3,951.8	(237.4)	(3,629.4)	27.9	$2,758.7	$—

Three Months Ended March 27, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 26, 2021	$110.1	2,428.0	4,257.8	(235.3)	(3,534.7)	37.2	$3,063.1	$23.9
Net earnings attributable to Hasbro, Inc.	—	—	61.2	—	—	—	61.2	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	1.2	1.2	0.5
Change in put option value	—	(0.4)	—	—	—	—	(0.4)	—
Other comprehensive loss	—	—	—	(11.6)	—	—	(11.6)	—
Stock-based compensation transactions	—	30.0	—	—	20.9	—	50.9	—
Stock-based compensation expense	—	18.1	—	—	—	—	18.1	—
Dividends declared	—	—	(98.1)	—	—	—	(98.1)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(3.7)	(3.7)	(0.9)
Balance, March 27, 2022	$110.1	2,475.7	4,220.9	(246.9)	(3,513.8)	34.7	$3,080.7	$23.5

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of April 2, 2023 and March 27, 2022, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended April 2, 2023 and March 27, 2022 were 14-week and 13-week periods, respectively.
The results of operations for the quarter ended April 2, 2023 are not necessarily indicative of results to be expected for the full year 2023, nor were those of the comparable 2022 period representative of those actually experienced for the full year 2022.
Significant Accounting Policies
The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 2022 ("2022 Form 10-K").
Blueprint 2.0 and Operational Excellence
On October 4, 2022, following a several months long strategic review of our business led by our CEO, the Company announced a go-forward strategic plan guided by our new Blueprint 2.0, a consumer-centric framework for bringing compelling and expansive brand experiences to audiences around the world. During the review, the Company identified opportunities to focus and scale its business, enhance operational excellence, including through specialized organizational programs and supply chain transformation, to drive growth and profit and enhance shareholder value. The Company is increasing strategic investment in its most valuable and profitable franchises across toys, games, entertainment and licensing, and exiting certain non-core aspects of the business.
TV and Film Business
On November 17, 2022, the Company announced an authorization by Hasbro's Board of Directors to initiate a marketing process to explore a sale of parts of our eOne TV and film business that do not directly support the Company’s Branded Entertainment strategy. In the event a transaction were to occur, Hasbro is expected to maintain the capability to develop and produce animation, digital shorts, scripted TV and theatrical films for audiences related to core Hasbro IP. The family brands business, including the brands PEPPA PIG and PJ MASKS, is not expected to be part of any sale transaction involving parts of the eOne film and television business. The sale process was ongoing as of the close of the first quarter of 2023 however, there can be no assurance that the process will result in a sale.
Brand Portfolio Realignment
Effective for the first quarter 2023, we realigned our brand portfolios to correspond with the evolution of our Blueprint 2.0 strategy. We are focusing on fewer, bigger, more profitable brands that showcase our leadership in preschool toys, action figures and accessories, games, arts & crafts, and outdoor action brands.
Our new product categories beginning in the first quarter of 2023 are as follows:
Franchise Brands - A refreshed group of our most financially significant brands which we consider to have the greatest long-term potential including DUNGEONS & DRAGONS, Hasbro Gaming, MAGIC: THE GATHERING, NERF, PEPPA PIG, PLAY-DOH, and TRANSFORMERS.
Partner Brands - The Partner Brands category includes those brands we license from other parties such as Disney's STAR WARS and MARVEL brands as well as other partners, for which we develop toy and game products, with a focus on those key Partner Brands that give us the biggest growth potential and where we can lead and innovate in the category.
Portfolio Brands - Our Portfolio Brands category includes those brands we own or control which we feel have upside in revenue and profitability that have not yet grown to the significance of a franchise brand.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Non-Hasbro Branded Film & TV - The Non-Hasbro Branded Film & TV category includes non-Hasbro-branded film, TV and other entertainment related revenues. All Hasbro-branded content is included in the portfolios noted above.
These consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company filed with the SEC audited consolidated financial statements for the fiscal year ended December 25, 2022 in its 2022 Form 10-K, which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.
Recently Adopted Accounting Standards
As of April 2, 2023, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
Issued Accounting Pronouncements
As of April 2, 2023, there were no recently issued accounting pronouncements that had a material effect on the Company’s financial statements.
(2) Revenue Recognition
Contract Assets and Liabilities
In the ordinary course of business, the Company’s Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment segments enter into contracts to license certain of the Company’s intellectual property, providing licensees right-to-use or access to such intellectual property for use in the production and sale of consumer products and digital game development, and for use within content for distribution over streaming platforms and for television and film. The Company also licenses owned television and film content for distribution to third parties in formats that include broadcast, digital streaming and theatrical. Through these arrangements, the Company may receive advanced royalty payments from licensees, either in advance of a licensees’ subsequent sales to customers or, prior to the completion of the Company’s performance obligation. In addition, the Company’s Wizards of the Coast and Digital Gaming segment may receive advanced payments from end users of its digital games at the time of the initial purchase or through in-application purchases. These digital gaming revenues are recognized over a period of time, determined based on player usage patterns or the estimated playing life of the user or when additional downloadable content is made available. The Company defers revenues on all licensee and digital gaming advanced payments until the respective performance obligations are satisfied. The Company records the aggregate deferred revenues as contract liabilities, with the current portion recorded within Accrued Liabilities and the long-term portion recorded as Other Non-current Liabilities in the Company’s consolidated balance sheets. The Company records contract assets, primarily related to (1) minimum guarantees being recognized in advance of contractual invoicing, which are recognized ratably over the terms of the respective license periods, and (2) film and television distribution revenues recorded for content delivered, where payment will occur over the license term. The current portion of contract assets is recorded in Prepaid Expenses and Other Current Assets, respectively, and the long-term portion is recorded within Other Long-Term Assets.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The changes in carrying amounts of contract assets and liabilities for the quarter ended April 2, 2023 are as follows:

April 2, 2023
Assets
Balance at beginning of the year	$594.4
Recognized in current year	213.8
Amounts reclassified to accounts receivable	(218.7)
Foreign currency impact	7.7
Ending Balance	$597.2

Liabilities
Balance at beginning of the year	$113.0
Recognized in current year	80.3
Amounts in beginning balance reclassified to revenue	(53.3)
Current year amounts reclassified to revenue	(22.5)
Foreign currency impact	(2.2)
Ending Balance	$115.3
Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of April 2, 2023, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $293.8 million. Of this amount, we expect to recognize $244.4 million in the remainder of 2023, $38.0 million in 2024, $11.3 million in 2025 and $0.1 million in 2026. These amounts include only fixed consideration.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the consolidated balance sheets as of April 2, 2023 and March 27, 2022 are primarily from contracts with customers. The Company had no material expense for credit losses for the quarters ended April 2, 2023 and March 27, 2022.
Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Consumer Products, Wizards of the Coast and Digital Gaming, and Entertainment. The Company further disaggregates revenues within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; within its Wizards of the Coast and Digital Gaming segment by category: Tabletop Gaming and Digital and Licensed Gaming; and within its Entertainment segment by category: Film & TV, Family Brands, and Other. Finally, the Company disaggregates its revenues by brand portfolio into four brand categories: Franchise Brands, Partner Brands, Portfolio Brands, and Non-Hasbro Branded Film & TV. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See note 13 for further information.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(3) Earnings (Loss) Per Share
Net earnings (loss) per share data for the quarters ended April 2, 2023 and March 27, 2022 were computed as follows:

	2023		2022
Quarter	Basic	Diluted	Basic	Diluted
Net (loss) earnings attributable to Hasbro, Inc.	$(22.1)	(22.1)	$61.2	61.2

Average shares outstanding	138.6	138.6	139.3	139.3
Effect of dilutive securities:
Options and other share-based awards	—	—	—	0.3
Equivalent Shares	138.6	138.6	139.3	139.6

Net (loss) earnings attributable to Hasbro, Inc. per common share	$(0.16)	(0.16)	$0.44	0.44
For the quarters ended April 2, 2023 and March 27, 2022, options and restricted stock units totaling 4.2 million and 2.5 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the fiscal 2023 amount, 2.0 million shares would have been included in the calculation of diluted shares had the Company not had a net loss for the quarter ended April 2, 2023. Assuming that these options and restricted stock units were included, under the treasury stock method, they would have resulted in an additional 0.1 million shares being included in the diluted earnings per share calculation for the quarter ended April 2, 2023.
(4) Goodwill
Changes in the carrying amount of goodwill, by operating segment, for the quarters ended April 2, 2023 and March 27, 2022 are as follows:

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2023
Balance at December 25, 2022	$1,584.7	371.5	1,513.9	$3,470.1
Balance at April 2, 2023	$1,584.7	371.5	1,513.9	$3,470.1

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2022
Balance at December 26, 2021	$1,584.9	307.3	1,527.4	$3,419.6
Foreign exchange translation	(0.1)	0.2	(0.4)	(0.3)
Balance at March 27, 2022	$1,584.8	307.5	1,527.0	$3,419.3

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(5) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters ended April 2, 2023 and March 27, 2022.

	Quarter Ended
	April 2, 2023	March 27, 2022

Other comprehensive earnings (loss), tax effect:
Tax expense on unrealized holding gains	$—	$(0.1)
Tax benefit on cash flow hedging activities	1.2	0.9
Reclassifications to earnings, tax effect:
Tax expense (benefit) on cash flow hedging activities	0.1	(0.2)
Total tax effect on other comprehensive earnings	$1.3	$0.6

Changes in the components of accumulated other comprehensive earnings (loss), net of tax for the quarters ended April 2, 2023 and March 27, 2022 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2023
Balance at December 25, 2022	$(3.0)	(12.0)	(0.1)	(239.8)	$(254.9)
Current period other comprehensive earnings (loss)	(0.1)	(6.7)	—	24.3	17.5
Balance at April 2, 2023	$(3.1)	(18.7)	(0.1)	(215.5)	$(237.4)

2022
Balance at December 26, 2021	$(35.1)	(6.0)	0.2	(194.4)	$(235.3)
Current period other comprehensive earnings (loss)	0.1	(1.2)	0.2	(10.7)	(11.6)
Balance at March 27, 2022	$(35.0)	(7.2)	0.4	(205.1)	$(246.9)
Gains (Losses) on Derivative Instruments
At April 2, 2023, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $4.0 million in accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the first quarter of 2023 or forecasted to be purchased during the remainder of 2023, intercompany expenses expected to be paid or received during 2023, television and movie production costs paid in 2023 or expected to be paid in 2024, and cash receipts for sales made at the end of the first quarter of 2023 or forecasted to be made in the remainder of 2023. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory, the recognition of the related production costs or the recognition of the related sales or intercompany expenses to be paid or received.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes that were repaid in full in the aggregate principal amount of $300.0 million in 2021 (See note 7), and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At April 2, 2023, deferred losses, net of tax of $14.7 million related to these instruments remained in AOCE. For each of the quarters ended April 2, 2023 and March 27, 2022, previously deferred losses of $0.2 million related to these instruments were reclassified from AOCE to net earnings.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Of the net deferred losses included in AOCE at April 2, 2023, the Company expects net losses of approximately $4.2 million to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See note 11 for additional discussion on reclassifications from AOCE to earnings.
(6) Accrued Liabilities
Components of accrued liabilities for the periods ended April 2, 2023, March 27, 2022 and December 25, 2022 were as follows:

	April 2, 2023	March 27, 2022	December 25, 2022
Participations and residuals	$275.7	$301.4	$300.2
Royalties	131.0	162.0	195.4
Deferred revenue	113.7	97.6	111.3
Dividends	97.0	97.6	96.7
Cancellation charges	84.6	55.7	89.2
Severance	82.4	27.6	100.3
Other taxes	71.6	74.1	82.1
Accrued expenses - IIP & IIC	60.6	70.7	80.8
General vendor accruals	50.1	32.6	44.3
Interest	40.8	38.8	31.0
Lease liability - current	37.9	45.0	39.6
Advertising	36.7	58.6	53.2
Accrued income taxes	33.5	33.1	44.8
Freight	22.7	65.6	28.5
Payroll and management incentives	15.4	56.9	66.7
Other	140.1	154.1	142.7
Total accrued liabilities	$1,293.8	$1,371.4	$1,506.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At April 2, 2023, March 27, 2022 and December 25, 2022, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at April 2, 2023, March 27, 2022 and December 25, 2022 also include certain assets and liabilities measured at fair value (see notes 10 and 11) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of April 2, 2023, March 27, 2022 and December 25, 2022 are as follows:

	April 2, 2023		March 27, 2022		December 25, 2022
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	817.3	$900.0	901.7	$900.0	808.2
3.55% Notes Due 2026	675.0	634.2	675.0	677.2	675.0	635.3
3.00% Notes Due 2024	500.0	482.8	500.0	498.0	500.0	482.2
6.35% Notes Due 2040	500.0	501.7	500.0	604.2	500.0	498.4
3.50% Notes Due 2027	500.0	470.8	500.0	496.5	500.0	465.8
5.10% Notes Due 2044	300.0	261.2	300.0	321.7	300.0	261.1
6.60% Debentures Due 2028	109.9	112.8	109.9	125.4	109.9	112.1
Variable % Notes Due December 30, 2024	280.0	280.0	340.0	340.0	310.0	310.0
Production Financing Facilities	49.0	49.0	95.8	95.8	53.2	53.2
Total long-term debt	$3,813.9	3,609.8	$3,920.7	4,060.5	$3,848.1	3,626.3
Less: Deferred debt expenses	22.5	—	27.0	—	23.7	—
Less: Current portion	109.0	—	155.8	—	113.2	—
Long-term debt	$3,682.4	3,609.8	$3,737.9	4,060.5	$3,711.2	3,626.3
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

In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). The full amount of the Term Loan Facilities was drawn down on December 30, 2019, the closing date of the eOne Acquisition. As of September 25, 2022, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $320.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; $87.5 million in 2022; and $30.0 million of principal amortization payments in the first quarter of 2023.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Loans under the remaining Five-Year Tranche bear interest at the Company’s option, at either the adjusted Term Secured Overnight Financing Rate ("SOFR"), plus an applicable margin, or the Base Rate, plus a per annum applicable rate that fluctuates between 100.0 basis points and 187.5 basis points, in the case of loans priced at the SOFR, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued by the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. As of April 2, 2023, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.
The Company may redeem its 5.10% notes due in 2044 (the "2044 Notes") at its option, at the greater of the principal amount of the notes or the present value of the remaining scheduled payments, discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.
Current portion of long-term debt at April 2, 2023 of $109.0 million, as shown on the consolidated balance sheet, represents the current portion of required quarterly principal amortization payments for the Five-Year Tranche of the Term Loan Facilities and production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2023 with the exception of certain of the Company's production financing facilities and annual principal payments related to the Term Loan Facilities.
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
Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received. The production financing facilities as of April 2, 2023, March 27, 2022 and December 25, 2022 are as follows:

	April 2, 2023	March 27, 2022	December 25, 2022
Production financing facilities included in the consolidated balance sheet as:
Current liabilities	$183.5	$199.1	$195.6
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of April 2, 2023 was 5.9%.
The Company has Canadian dollar and U.S. dollar production financing loans with various banks. The carrying amounts are denominated in the following currencies:

	Canadian Dollars	U.S. Dollars	Total
As of April 2, 2023	$14.8	$168.7	$183.5
The following table represents the movements in production financing loans during the first quarter of 2023:

Production Financing
December 25, 2022	$195.6
Drawdowns	42.8
Repayments	(54.8)
Foreign exchange differences	(0.1)
Balance at April 2, 2023	$183.5
The Company expects to repay all of its currently outstanding production financing loans by the first quarter of 2024.
(8) Investments in Productions and Investments in Acquired Content Rights
Investments in productions and investments in acquired content rights are predominantly monetized on a title-by-title basis and are recorded within other assets in the Company's consolidated balance sheets, to the extent they are considered recoverable against future revenues. These amounts are being amortized to program cost amortization using a model that reflects the consumption of the asset as it is released through various channels including broadcast licenses, theatrical release and home entertainment. Amounts capitalized are reviewed periodically on an individual title basis and any portion of the unamortized amount that appears not to be recoverable from future net revenues is expensed as part of program cost amortization during the period the loss becomes evident.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at April 2, 2023, March 27, 2022, and December 25, 2022:

	April 2, 2023	March 27, 2022	December 25, 2022
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization	$613.3	$489.1	$584.5
Completed and not released	53.0	12.7	23.3
In production	85.8	157.8	199.4
Pre-production	126.4	87.7	41.3
	878.5	747.3	848.5
Film/TV Group Monetization
Released, net of amortization	17.6	31.5	25.8
In production	24.0	15.8	22.2
	41.6	47.3	48.0
Investment in Other Programming
Released, net of amortization	13.2	5.2	9.8
Completed and not released	—	0.4	—
In production	8.2	14.4	11.8
Pre-production	3.9	1.8	3.3
	25.3	21.8	24.9

Total Program Investments	$945.4	$816.4	$921.4

The Company recorded $122.5 million of program cost amortization related to released programming in the quarter ended April 2, 2023, consisting of the following:

	Investment in Production	Investment in Content	Total
Program cost amortization	$110.9	$11.6	$122.5
(9) Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
Our effective tax rate ("ETR") from continuing operations was (3.4)% for the quarter ended April 2, 2023 and 21.6% for the quarter ended March 27, 2022.
The following items caused the year-to-date ETR to be significantly different from the prior year ETR:
•during the quarter ended April 2, 2023, the Company recorded a net discrete tax expense of $3.3 million, primarily associated with stock-based compensation coupled with a pre-tax loss for the quarter; and
•during the quarter ended March 27, 2022, the Company recorded a net discrete tax benefit of $2.3 million, primarily associated with the release of certain valuation allowances during the quarter.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At April 2, 2023, March 27, 2022 and December 25, 2022, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 2, 2023
Assets:
Available-for-sale securities	$1.3	1.3	—	—
Derivatives	3.2	—	3.2	—
Total assets	$4.5	1.3	3.2	—

Liabilities:
Derivatives	$5.2	—	5.2	—
Option agreement	1.7	—	—	1.7
Total liabilities	$6.9	—	5.2	1.7

March 27, 2022
Assets:
Available-for-sale securities	$1.6	1.6	—	—
Derivatives	9.9	—	9.9	—
Total assets	$11.5	1.6	9.9	—

Liabilities:
Derivatives	$4.6	—	4.6	—
Option agreement	1.7	—	—	1.7
Total liabilities	$6.3	—	4.6	1.7

December 25, 2022
Assets:
Available-for-sale securities	$1.7	1.7	—	—
Derivatives	7.9	—	7.9	—
Total assets	$9.6	1.7	7.9	—

Liabilities:
Derivatives	$2.9	—	2.9	—
Option agreement	1.7	—	—	1.7
Total Liabilities	$4.6	—	2.9	1.7
Available-for-sale securities include equity securities of one company quoted on an active public market.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company's derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at April 2, 2023, March 27, 2022 and December 25, 2022, and is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the quarter ended April 2, 2023.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2023	2022
Balance at beginning of year	$(1.7)	$(1.7)
Balance at end of first quarter	$(1.7)	$(1.7)
(11) Derivative Financial Instruments
Hasbro uses foreign currency forward contracts and foreign exchange option contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales, television and film production cost and production financing loans (see note 7) as well as other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
Cash Flow Hedges
All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales, certain production financing loans and other cross-border transactions, primarily for the remainder of 2023, and to a lesser extent, into 2024.

At April 2, 2023, March 27, 2022 and December 25, 2022, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	April 2, 2023		March 27, 2022		December 25, 2022
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$141.5	(5.1)	$196.9	7.8	$166.3	(2.7)
Sales	74.5	0.4	104.3	(2.4)	99.2	1.2
Production financing and other	123.7	0.8	188.0	2.5	116.8	1.5
Total	$339.7	(3.9)	$489.2	7.9	$382.3	—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at April 2, 2023, March 27, 2022 and December 25, 2022 as follows:

	April 2, 2023	March 27, 2022	December 25, 2022
Prepaid expenses and other current assets
Unrealized gains	$2.7	$12.7	$4.3
Unrealized losses	(1.8)	(2.8)	(1.8)
Net unrealized gains	$0.9	$9.9	$2.5

Other assets
Unrealized gains	$—	$—	$0.3
Unrealized losses	—	—	—
Net unrealized gains	$—	$—	$0.3

Accrued liabilities
Unrealized gains	$2.5	$0.9	$1.6
Unrealized losses	(7.3)	(2.7)	(4.4)
Net unrealized losses	$(4.8)	$(1.8)	$(2.8)

Other liabilities
Unrealized gains	$—	$—	$—
Unrealized losses	—	(0.2)	—
Net unrealized losses	$—	$(0.2)	$—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended April 2, 2023 and March 27, 2022 as follows:

	Quarter Ended
	April 2, 2023	March 27, 2022
Statements of Operations Classification
Cost of sales	$2.5	$(0.4)
Net revenues	0.1	(0.4)
Other	(0.2)	(0.5)
Net realized (losses) gains	$2.4	$(1.3)
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. Additionally, to manage transactional exposure to fair value movements on certain monetary assets and liabilities denominated in foreign currencies, the Company has implemented a balance sheet hedging program. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of April 2, 2023, March 27, 2022 and December 25, 2022 the total notional amounts of the Company's undesignated derivative instruments were $723.3 million, $665.0 million and $765.6 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At April 2, 2023, March 27, 2022 and December 25, 2022, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	April 2, 2023	March 27, 2022	December 25, 2022
Prepaid expenses and other current assets
Unrealized gains	$6.5	$—	$10.9
Unrealized losses	(4.3)	—	(5.9)
Net unrealized gains	$2.2	$—	$5.0

Accrued liabilities
Unrealized gains	$—	$6.6	$—
Unrealized losses	(0.3)	(9.2)	—
Net unrealized losses	$(0.3)	$(2.6)	$—

Total unrealized gains (losses), net	$1.9	$(2.6)	$5.0
The Company recorded net gains (losses) of $4.4 million and $(2.6) million on these instruments to other (income) expense, net for the quarters ended April 2, 2023 and March 27, 2022, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
For additional information related to the Company's derivative financial instruments (see notes 5 and 10).
(12) Leases
The Company occupies offices and uses certain equipment under various operating lease arrangements. The Company has no material finance leases. The Company's leases have remaining lease terms of 1 to 15 years, some of which include options to extend lease terms or options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date, was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred. Leases with an expected term of 12 months or less are not capitalized. Lease expense under such leases is recorded straight line over the life of the lease. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases.
The rent expense under such arrangements and similar arrangements that do not qualify as leases under ASU 2016-02, net of sublease income amounted to $23.5 million and $22.3 million for the quarters ended April 2, 2023 and March 27, 2022, respectively, and was not material to the Company's financial statements. Expenses related to short-term leases (expected terms less than 12 months) or variable lease payments was not material in the quarters ended April 2, 2023 or March 27, 2022.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information related to the Company’s leases for the quarters ended April 2, 2023 and March 27, 2022 is as follows:

	Quarter Ended
	April 2, 2023	March 27, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12.8	$13.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases net of lease modifications	$65.6	$9.1

Weighted Average Remaining Lease Term
Operating leases	7.3 years	5.4 years
Weighted Average Discount Rate
Operating leases	3.7%	2.9%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our consolidated balance sheets as of April 2, 2023:

April 2, 2023
2023 (excluding the three months ended April 2, 2023)	$34.4
2024	39.4
2025	33.2
2026	27.8
2027	19.6
2028 and thereafter	69.2
Total future lease payments	223.6
Less imputed interest	36.4
Present value of future operating lease payments	187.2
Less current portion of operating lease liabilities (1)	37.9
Non-current operating lease liability (2)	149.3
Operating lease right-of-use assets, net (3)	$174.5
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
Results shown for the quarter ended April 2, 2023 are not necessarily representative of those which may be expected for the full year 2023, nor were those of the comparable 2022 periods representative of those actually experienced for the full year 2022. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.
Information by segment and a reconciliation to reported amounts for the quarters ended April 2, 2023 and March 27, 2022 are as follows:

	Quarter Ended
	April 2, 2023		March 27, 2022
Net revenues	External	Affiliate (b)	External	Affiliate (b)
Consumer Products	$520.4	$73.3	$672.8	$91.9
Wizards of the Coast and Digital Gaming	295.2	47.8	262.8	29.8
Entertainment	185.4	13.1	227.5	13.9
Corporate and Other (a)	—	(134.2)	—	(135.6)
	$1,001.0	$—	$1,163.1	$—

	Quarter Ended
Operating profit (loss)	April 2, 2023	March 27, 2022
Consumer Products (a)	$(46.0)	$8.6
Wizards of the Coast and Digital Gaming	76.8	106.4
Entertainment (a)	(8.7)	12.2
Corporate and Other (a)	(4.2)	(7.2)
	$17.9	$120.0

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Total assets	April 2, 2023	March 27, 2022	December 25, 2022
Consumer Products	$5,533.3	$4,817.9	$5,757.7
Wizards of the Coast and Digital Gaming	3,256.8	1,877.7	2,968.7
Entertainment (a)	6,272.7	6,214.4	6,273.3
Corporate and Other (a)	(6,139.1)	(3,391.3)	(5,703.8)
	$8,923.7	$9,518.7	$9,295.9
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
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the quarters ended April 2, 2023 and March 27, 2022:

	Quarter Ended
	April 2, 2023	March 27, 2022
North America	$279.1	$405.2
Europe	131.6	176.7
Asia Pacific	63.3	52.2
Latin America	46.4	38.7
Net revenues	$520.4	$672.8
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters ended April 2, 2023 and March 27, 2022:

	Quarter Ended
	April 2, 2023	March 27, 2022
Tabletop Gaming	$217.9	$192.2
Digital and Licensed Gaming	77.3	70.6
Net revenues	$295.2	$262.8
The following table represents consolidated Entertainment segment net revenues by category for the quarters ended April 2, 2023 and March 27, 2022:

	Quarter Ended
	April 2, 2023	March 27, 2022
Film and TV	$168.4	$190.2
Family Brands	17.0	23.2
Music and Other	—	14.1
Net revenues	$185.4	$227.5
Effective for the first quarter of 2023, the Company realigned its brand portfolios to correspond with the Blueprint 2.0 strategy. Net Revenues by Brand Portfolio below have been restated to present net revenues and operating profit under the realigned structure. See note 1 for more information on the Company's brand portfolio realignment.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The following table presents consolidated net revenues by brand portfolio for the quarters ended April 2, 2023 and March 27, 2022:

	Quarter Ended
Net revenues	April 2, 2023	March 27, 2022
Franchise Brands	$613.4	$650.4
Partner Brands	132.7	206.5
Portfolio Brands	92.0	112.6
Non-Hasbro Branded Film & TV	162.9	193.6
Total	$1,001.0	$1,163.1
Net revenues from Hasbro's Total Gaming category, including all gaming revenue, most notably DUNGEONS & DRAGONS, MAGIC: THE GATHERING and Hasbro Gaming, totaled $386.5 million and $378.8 million for the quarters ended April 2, 2023 and March 27, 2022, respectively, of which MAGIC: THE GATHERING contributed $229.1 million and $197.2 million, respectively.
(14) Restructuring Actions
During 2018 and 2020, the Company took certain restructuring actions including headcount reduction aimed at right-sizing the Company’s cost-structure and integration actions related to the acquisition of eOne. As of April 2, 2023, the Company had a remaining balance of $8.2 million in severance and other employee expenses related to these programs, after making payments of $0.9 million during the first three months of 2023.
During 2022, in support of Blueprint 2.0, Hasbro announced an Operational Excellence program under which the Company took certain restructuring actions, including global workforce reductions, resulting in severance and other employee charges of $94.1 million recorded in Selling, Distribution and Administration within the Corporate and Other segment.
The detail of activity related to the Company's Operational Excellence program as of April 2, 2023 is as follows:

Total
Remaining amounts to be paid as of December 25, 2022	$84.9
Payments made in the first three months of 2023	(16.2)
Remaining amounts to be paid as of April 2, 2023	$68.7

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
EXECUTIVE SUMMARY
Hasbro, Inc. (“Hasbro”) is a global Branded Entertainment leader whose mission is to entertain and connect generations of fans through the wonder of storytelling and exhilaration of play. Hasbro delivers engaging brand experiences for global audiences across gaming, consumer products and entertainment, with a portfolio of iconic brands including MAGIC: THE GATHERING, DUNGEONS & DRAGONS, Hasbro Gaming, NERF, TRANSFORMERS, PLAY-DOH and PEPPA PIG, as well as premier partner brands.
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
Recent Developments
Executive Leadership
On April 12, 2023, the Company announced the appointment of Gina Goetter as Chief Financial Officer, effective May 18, 2023, following the Company’s Annual Meeting of Shareholders. Ms. Goetter joins Hasbro from Harley Davidson, Inc., where she served as Chief Financial Officer. Prior to her time at Harley Davidson, Ms. Goetter served in senior leadership roles at Tyson Foods, Inc. and General Mills, Inc.
On April 12, 2023, the Company announced the appointment of Tim Kilpin as President, Toy, Licensing & Entertainment, effective April 24, 2023. Mr. Kilpin joins Hasbro from PlayMonster Group, LLC, where he served as Executive Chairman and Chief Executive Officer. Previously, Mr. Kilpin held senior leadership positions within the toy and entertainment industry at companies that include Activision Blizzard, Inc., Mattel, Inc. and The Walt Disney Company.
Strategic Review
On October 4, 2022, following a several months long strategic review of our business led by our CEO, we announced a go-forward strategic plan guided by our new Blueprint 2.0, a consumer-centric framework for bringing compelling and expansive brand experiences to audiences around the world. Our Blueprint 2.0 strategy focuses on what has driven our business for the past one hundred years and will serve as our foundation going forward: Play. During our review we identified opportunities to focus and scale our business, enhance operational excellence, including through specialized organizational programs and supply chain transformation, to drive growth and profit and enhance shareholder value. We are increasing strategic investment in our most valuable and profitable franchises across toys, games, entertainment and licensing, and exiting certain non-core aspects of the business.
Hasbro Transformation Office
Under our new strategic plan, we launched the Hasbro Transformation Office (HTO), a team of leaders dedicated to running a disciplined, purpose-built company that is simpler, more efficient and redesigned to drive long-term sustainable growth in markets in which we compete. Our HTO aligns and delivers on our Operational Excellence program, an enterprise-wide cost-saving initiative intended to improve our business financially, operationally and culturally from our current state and designed to deliver $250 million to $300 million in run-rate cost savings by the end of 2025. During the first quarter of 2023, we realized an additional $35 million of run-rate cost savings.
TV and Film Business
On November 17, 2022, we announced an authorization by Hasbro's Board of Directors to initiate a marketing process to explore a sale of parts of our eOne TV and film business that do not directly support the Company’s Branded Entertainment strategy. In the event a transaction were to occur, Hasbro is expected to maintain the capability to develop and produce animation, digital shorts, scripted TV and theatrical films for audiences related to core Hasbro IP. The family brands business, including the brands PEPPA PIG and PJ MASKS, is not expected to be part of any sale transaction involving parts of the eOne film and television business. The sale process was ongoing as of the close of the first quarter of 2023 however, there can be no assurance that the process will result in a sale.
Workforce Reduction
In alignment with the objectives of our Operational Excellence program, on January 26, 2023, we announced the undertaking of certain organizational changes which will result in the elimination of approximately 1,000 positions from our global workforce in 2023, or approximately 15% of global full-time employees.
Brand Portfolio Realignment
Effective for the first quarter 2023, we realigned our brand portfolios to correspond with the evolution of our Blueprint 2.0 strategy. We are focusing on fewer, bigger, more profitable brands that showcase our leadership in preschool toys, action figures and accessories, games, arts & crafts, and outdoor action brands.
Our new product categories beginning in the first quarter of 2023 are as follows:
◦Franchise Brands - A refreshed group of our most profitable brands that includes DUNGEONS & DRAGONS, Hasbro Gaming, MAGIC: THE GATHERING, NERF, PEPPA PIG, PLAY-DOH, and TRANSFORMERS.
◦Partner Brands - The Partner Brands category includes those brands we license from other parties such as Disney's STAR WARS and MARVEL as well as other partners, for which we develop toy and game products, with a focus on those key Partner Brands that give us the largest growth potential and where we can lead and innovate in the category.
◦Portfolio Brands - Our Portfolio Brands category includes those brands we own or control which we feel have upside in revenue and profitability that have not yet grown to the significance of a franchise brand.
◦Non-Hasbro Branded Film & TV - The Non-Hasbro Branded Film & TV category includes non-Hasbro-branded film, TV and other entertainment related revenues. All Hasbro-branded content is included in the portfolios noted above.
During each of the periods presented in this Form 10-Q there were certain charges incurred which impacted operating segment results in the Company’s Consumer Products, Entertainment and Corporate and Other segments. These charges are discussed below in Results of Operations - Consolidated.
First quarter 2023 highlights:
•First quarter net revenues of $1.0 billion decreased 14% compared to the first quarter of 2022 and included an unfavorable foreign currency translation of $15.8 million. Absent the unfavorable impact of foreign currency exchange, first quarter net revenues decreased 13%.
•Consumer Products segment net revenues declined 23% to $520.4 million. Wizards of the Coast and Digital Gaming segment net revenues increased 12% to $295.2 million; and Entertainment segment net revenues declined 19% to $185.4 million.
•Net revenues from Franchise Brands declined 6%; Partner Brands net revenues declined 36%; Portfolio Brands net revenues declined 18%; and Other Entertainment net revenues declined 16%.
•Operating profit was $17.9 million, or 1.8% of net revenue in the first quarter of 2023 compared to operating profit of $120.0 million, or 10.3% of net revenue, in the first quarter of 2022.
•Operating results in the Consumer Products segment decreased greater than 100% to an operating loss of $46.0 million; Wizards of the Coast and Digital Gaming segment operating profit decreased 28% to $76.8 million; Entertainment segment operating results decreased greater than 100% to an operating loss of $8.7 million; and Corporate and Other operating losses improved 42% to an operating loss of $4.2 million.
•Certain charges impacting operating segment performance for the first quarter of 2023 and 2022, in the Company’s Consumer Products, Entertainment and Corporate and Other segments, are discussed below in Results of Operations - Consolidated.
•The net loss attributable to Hasbro, Inc. of $22.1 million, or $(0.16) per share, in the first quarter of 2023 compared to net earnings of $61.2 million, or $0.44 per diluted share, in the first quarter of 2022.
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

SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarters ended April 2, 2023 and March 27, 2022.

	Quarter Ended
	April 2, 2023	March 27, 2022
Net revenues	$1,001.0	$1,163.1
Operating profit	17.9	120.0
(Loss) earnings before income taxes	(21.0)	80.2
Net (loss) earnings	(21.7)	62.9
Net earnings attributable to noncontrolling interests	0.4	1.7
Net (loss) earnings attributable to Hasbro, Inc.	(22.1)	61.2
Diluted (loss) earnings per share	(0.16)	0.44
RESULTS OF OPERATIONS – CONSOLIDATED
Net (loss) earnings and diluted (loss) earnings per share attributable to Hasbro, Inc. for the quarters ended April 2, 2023 and March 27, 2022 include certain charges as described below.
2023
•Net charges of $13.3 million, or $0.10 per diluted share, of intangible amortization costs related to the intangible assets acquired in the eOne Acquisition. These expenses are allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
•Net charges of $8.1 million, or $0.06 per diluted share, of Operational Excellence program related consultant and transformation office expenses included within Selling, Distribution and Administration within the Corporate and Other segment.
•Net charges of $1.7 million, or $0.01 per diluted share, of expense associated with retention awards granted in connection with the eOne Acquisition. These expenses are included within Selling, Distribution and Administration within the Corporate and Other segment.
2022
•Net charges of $15.9 million, or $0.11 per diluted share of intangible amortization costs related to the intangible assets acquired in the eOne acquisition. These expenses are allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
•Net charges of $2.3 million, $0.02 per diluted share of expense associated with retention awards granted in connection with the eOne acquisition. These expenses are included within Selling, Distribution and Administration within the Corporate and Other segment.
The quarters ended April 2, 2023 and March 27, 2022 were 14-week and 13-week periods, respectively.
Consolidated net revenues for the first quarter of 2023 declined 14% to $1,001.0 million from $1,163.1 million for the first quarter of 2022 and included an unfavorable $15.8 million impact from foreign currency translation as a result of weakening currencies, primarily in Europe.
Operating profit for the first quarter of 2023 was $17.9 million, or 1.8% of net revenues, compared to operating profit of $120.0 million, or 10.3% of net revenues, for the first quarter of 2022. In addition to the charges described above, operating results in the first quarter of 2023 reflect lower revenue volumes, primarily within the Consumer Products segment and to a lesser extent, within the Entertainment segment, higher sales allowances and closeout sales to sell through inventory, higher product development costs due to increased investments within the Wizards of the Coast business, higher advertising costs associated with the release of the Dungeons & Dragons: Honor Among Thieves motion picture and higher marketing and sales expenses. These impacts to operating results were partially offset by lower royalty expenses as result of the decline of Partner Brand sales, during the first quarter of 2023 due in part to the Company's strategic decision to exit certain licenses.

The following table presents net revenues by product category for the quarters ended April 2, 2023 and March 27, 2022.

	Quarter Ended
	April 2, 2023	March 27, 2022	% Change
Franchise Brands	$613.4	$650.4	-6%
Partner Brands	132.7	206.5	-36%
Portfolio Brands	92.0	112.6	-18%
Non-Hasbro Branded Film & TV	162.9	193.6	-16%
Total	$1,001.0	$1,163.1	-14%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 6% in the first quarter of 2023 compared to the first quarter of 2022. Drivers of the net revenue decrease include lower net revenues from NERF products, lower net revenues from certain Hasbro Gaming brands, most notably MONOPOLY, and to a lesser extent, lower net revenues from PLAY-DOH and PEPPA PIG products as retailers focused on reducing inventory. These net revenue decreases were partially offset by higher net revenues from MAGIC: THE GATHERING which grew 16% driven by the first quarter 2023 set release of Phyrexia: All Will Be One, as well as from sustained demand for previously released sets, and to a lesser extent, higher net revenues from DUNGEONS & DRAGONS and TRANSFORMERS products.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 36% in the first quarter of 2023 compared to the first quarter of 2022. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues from partner brands fluctuate depending on entertainment popularity, release dates and related product line offerings. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms.
During the first quarter of 2023, Partner Brands net revenue decreases were driven by lower sales of the Company's products for DISNEY FROZEN and DISNEY PRINCESS due to the expiration of the related license agreements in December 2022, lower net revenues from the Company's products for MARVEL compared to the first quarter of 2022, which benefited from a robust slate of entertainment releases without comparable releases in the first quarter of 2023, and to a lesser extent, lower net revenues from the Company's products for STAR WARS and BEYBLADE.
PORTFOLIO BRANDS: Portfolio Brands net revenues decreased 18% in the first quarter of 2023 compared to the first quarter of 2022. Lower net revenues from PJ MASKS and BABY ALIVE products as well as lower net revenues from certain other Portfolio Brands products were partially offset by higher net revenue from GI JOE products.
NON-HASBRO BRANDED FILM & TV: Net revenues from Non-Hasbro Branded Film & TV decreased 16% in the first quarter of 2023 compared to the first quarter of 2022 driven by lower net revenues from film production deliveries reflecting fewer new entertainment releases in 2023 compared to 2022. In addition, lower net revenues from unscripted programming, due to the timing of deliveries, contributed to the decrease in the first quarter of 2023 compared to the first quarter of 2022. These decreases were partially offset by higher net revenues from scripted programming deliveries that include The Rookie season five, The Rookie: Feds, and A Gentleman in Moscow.

SEGMENT RESULTS
The following table presents net external revenues and operating profit (loss) for the Company's principal segments for the quarters ended April 2, 2023 and March 27, 2022:

	Quarter Ended
	April 2, 2023	March 27, 2022	% Change
Net revenues
Consumer Products	$520.4	$672.8	-23%
Wizards of the Coast and Digital Gaming	295.2	262.8	12%
Entertainment	185.4	227.5	-19%

Operating Profit (Loss)
Consumer Products	$(46.0)	$8.6	>-100%
Wizards of the Coast and Digital Gaming	76.8	106.4	-28%
Entertainment	(8.7)	12.2	>-100%
Corporate and Other	(4.2)	(7.2)	42%
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the quarters ended April 2, 2023 and March 27, 2022.

	Quarter Ended
	April 2, 2023	March 27, 2022
North America	$279.1	$405.2
Europe	131.6	176.7
Asia Pacific	63.3	52.2
Latin America	46.4	38.7
Net revenues	$520.4	$672.8
The Consumer Products segment net revenues declined 23% to $520.4 million for the first quarter of 2023 compared to $672.8 million for the first quarter of 2022 and included the impact of an unfavorable $8.4 million currency translation, most notably from the Company's European markets, reflecting efforts to reduce retail inventory levels. Absent the impact of foreign currency exchange, Consumer Products segment net revenues declined $144.1 million or 21% during the first quarter of 2023.
Drivers of the net revenue decrease include lower sales of NERF and PLAY-DOH products, lower sales of the Company's products for DISNEY PRINCESS and DISNEY FROZEN, following the expiration of associated license agreements in December 2022, and lower sales of the Company's products for MARVEL and STAR WARS compared to the first quarter of 2022, which benefited from a variety of entertainment releases without a comparable slate in the first quarter of 2023. To a lesser extent, lower net revenues from BEYBLADE and certain Hasbro Gaming tabletop products contributed to the decrease. These net revenue decreases were partially offset by higher sales of TRANSFORMERS, GI JOE and DUNGEON & DRAGONS products, higher sales of the Company's products for GHOSTBUSTERS as well as the introduction of the Company's products for INDIANA JONES ahead of the film Indiana Jones and the Dial of Destiny, expected in June 2023. Overall segment net revenue declines were primarily attributable to North America and to a lesser extent, the Company's European markets, partially offset by higher net revenues from the Company's Asia Pacific and Latin American markets during the first quarter of 2023.
The Consumer Products segment operating loss for the first quarter of 2023 was $46.0 million or 8.8% of segment net revenues, compared to segment operating profit of $8.6 million or 1.3% of segment net revenues, for the first quarter of 2022.  The decrease in operating results in the first quarter of 2023 was driven by lower net revenues, including higher levels of closeout sales and sales allowances combined with increased obsolescence charges associated with inventory management initiatives implemented primarily in North America and Europe. These negative impacts were partially offset by savings realized from the Company's Operational Excellence program, lower royalty expenses reflecting the mix of products sold, lower advertising and promotion expense and lower freight costs during the first quarter of 2023, due to the trending improvements in global supply chain and distribution, as well as overall improvements to managed expenses in the Company's Asia Pacific and Latin American regions.
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters ended April 2, 2023 and March 27, 2022.

	Quarter Ended
	April 2, 2023	March 27, 2022
Tabletop Gaming	$217.9	$192.2
Digital and Licensed Gaming	77.3	70.6
Net revenues	$295.2	$262.8
Wizards of the Coast and Digital Gaming segment net revenues increased 12% in the first quarter of 2023 to $295.2 million from $262.8 million in the first quarter of 2022 and included the impact of an unfavorable $3.1 million foreign currency translation. Absent the impact of foreign currency exchange, Wizards of the Coast and Digital Gaming segment net revenues increased $35.5 million or 14% during the first quarter of 2023.
The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the first quarter of 2023 was attributable to higher net revenues from Wizards of the Coast tabletop gaming products, most notably, MAGIC: THE GATHERING, driven by the number and timing of set releases compared to the first quarter of 2022. In addition, higher digital gaming net revenues contributed to the increase, primarily reflecting the addition of net revenues from D&D Beyond, acquired during the second quarter of 2022. These increases were partially offset by lower net revenues from Dungeons & Dragons: Dark Alliance, launched during the first half of 2021, and lower licensing net revenues from certain of the Company's licensed digital gaming brands.
Wizards of the Coast and Digital Gaming segment operating profit was $76.8 million, or 26.0% of segment net revenues for the first quarter of 2023, compared to operating profit of $106.4 million, or 40.5% of segment net revenues, for the first quarter of 2022. The operating profit decrease during the first quarter of 2023 was driven by higher product development costs, higher administrative expenses and higher advertising expense as we continue to invest in Wizards of the Coast and Digital Gaming initiatives, including in talent, to support long-term growth within the segment. In addition, higher product costs and intangible asset amortization expense related to the acquisition of D&D Beyond contributed to the operating profit decrease during the first quarter of 2023.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for the quarters ended April 2, 2023 and March 27, 2022.

	Quarter Ended
	April 2, 2023	March 27, 2022
Film and TV	$168.4	$190.2
Family Brands	17.0	23.2
Music and Other	—	14.1
Net revenues	$185.4	$227.5
Entertainment segment net revenues declined 19% to $185.4 million for the first quarter of 2023, compared to $227.5 million for the first quarter of 2022 and included the impact of an unfavorable $4.3 million foreign currency translation. Absent the impact of foreign currency exchange, Entertainment segment net revenues declined $37.6 million or 17% during the first quarter of 2023.
The net revenue decrease during the first quarter of 2023 was primarily the result of lower unscripted television net revenues due to the timing of deliveries compared to the first quarter of 2022, and lower film production net revenues reflecting fewer film deliveries in the first quarter of 2023 compared to the first quarter of 2022 which included films such as Deep Water and Clifford the Big Red Dog. These net revenue declines were partially offset by higher scripted net revenues from deliveries that include, The Rookie season five; The Rookie: Feds; and A Gentleman in Moscow. In addition, lower entertainment content sales within the Family Brands category contributed to the decline in the first quarter of 2023, due to the renewal of certain multi-year content deals in the first quarter of 2022, with no comparable activity in 2023.

Entertainment segment operating losses were $8.7 million, or 4.7% of segment net revenues for the first quarter of 2023, compared to operating profit of $12.2 million, or 5.4% of segment net revenues for the first quarter of 2022.
The decrease in Entertainment segment operating results during the first quarter of 2023 primarily reflects lower net revenues, driven by the timing and volume of programming delivered, and higher advertising expense, driven by support for the theatrical release of Dungeons & Dragons: Honor Among Thieves in March 2023. These impacts to operating results were partially offset by lower royalty expense due to the decrease in entertainment deliveries during the first quarter of 2022.
Corporate and Other Segment
The Corporate and Other segment operating losses were $4.2 million for the first quarter of 2023 compared to operating losses of $7.2 million for the first quarter of 2022. The improvement in operating results in the first quarter of 2023 was primarily the result of lower administrative expenses, partially offset by Operational Excellence program related consultant fees and transformation office expenses associated with Company's cost-savings initiatives described above, as well as higher marketing and sales expenses within the segment.
OPERATING COSTS AND EXPENSES
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended April 2, 2023 and March 27, 2022.

	Quarter Ended
	April 2, 2023	March 27, 2022
Cost of sales	28.5%	28.6%
Program cost amortization	12.2%	11.9%
Royalties	6.9%	7.7%
Product development	8.3%	6.0%
Advertising	8.3%	6.7%
Amortization of intangibles	2.3%	2.3%
Selling, distribution and administration	31.7%	26.4%
Cost of sales for the first quarter of 2023 was $285.3 million, or 28.5% of net revenues, compared to $333.1 million, or 28.6% of net revenues, for the first quarter of 2022. The cost of sales decrease in dollars was driven primarily by lower sales volumes and cost savings realized from the Company's Operational Excellence Program, partially offset by the impact of higher closeout sales and higher sales allowances during the first quarter of 2023 compared to the first quarter of 2022. Cost of sales remained consistent as a percent of net revenues.
Program cost amortization decreased to $122.5 million, or 12.2% of net revenues, for the first quarter of 2023 from $138.5 million, or 11.9% of net revenues, for the first quarter of 2022. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue. The decrease in dollars during the first quarter of 2023 was driven by lower sales within the Entertainment segment, due primarily to the timing of deliveries compared to the first quarter of 2022. As a percent of net revenues, the increase in program cost amortization during the first quarter of 2023 was driven by the mix of entertainment content delivered.
Royalty expense for the first quarter of 2023 decreased to $69.0 million, or 6.9% of net revenues, compared to $90.1 million, or 7.7% of net revenues, for the first quarter of 2022. Fluctuations in royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The decrease in royalty expense during the first quarter of 2023 reflects lower sales of Partner Brands products, the exit of certain licenses and the lower number and mix of film and television deliveries compared to the first quarter of 2022.
Product development expense for the first quarter of 2023 was $83.3 million, or 8.3% of net revenues, compared to $69.6 million, or 6.0% of net revenues, for the first quarter of 2022. The increase was driven by higher investments and costs to support the Company's Wizards of the Coast tabletop and digital gaming initiatives.
Advertising expense for the first quarter of 2023 was $82.8 million, or 8.3% of net revenues, compared to $77.6 million, or 6.7% of net revenues, for the first quarter of 2022. Advertising spend is generally impacted by revenue mix and the number and type of entertainment releases delivered. The advertising expense increase during the first quarter of 2023 was driven by advertising costs within the Entertainment and Wizards of the Coast and Digital Gaming segments, in support of the theatrical release of Dungeons & Dragons: Honor Among Thieves and advertising costs associated with D&D Beyond, acquired during the second quarter of 2022, as well as higher advertising expense in support of certain other Wizards of the Coast and Digital

Gaming initiatives. These increases were partially offset by lower advertising expenses within the Consumer Products segment, primarily due to lower revenues and mix of sales during the first quarter of 2023.
Amortization of intangible assets decreased to $23.1 million, or 2.3% of net revenues, for the first quarter of 2023, compared to $27.1 million, or 2.3% of net revenues, for the first quarter of 2022. The decrease in 2023 reflects lower expense due to the partial impairment of the Company's definite-lived Power Rangers intangible assets during the fourth quarter of 2022, partially offset by additional expense associated with assets acquired through the D&D Beyond Acquisition during the second quarter of 2022.
Selling, distribution and administration expenses increased to $317.1 million, or 31.7% of net revenues for the first quarter of 2023, from $307.1 million, or 26.4% of net revenues, for the first quarter of 2022. The increase in selling, distribution and administration expenses primarily reflects consultant and transformation office charges totaling $10.6 million associated with the Company's Operational Excellence program. In addition to these charges, higher personnel costs and higher marketing and sales costs within the Wizards of the Coast and Digital Gaming segment contributed to the increase. These increases were partially offset by lower compensation expense combined with lower shipping costs compared to the first quarter of 2022 where costs were higher due to global supply chain disruptions.
NON-OPERATING EXPENSE (INCOME)
Interest expense for the first quarter of 2023 totaled $46.3 million compared to $41.6 million in the first quarter of 2022. The increase in interest expense during the first quarter of 2023 reflects higher interest expense related to borrowings from the Company's production financing credit facilities.
Interest income was $6.0 million for the first quarter of 2023 compared to $2.1 million in the first quarter of 2022. Higher interest income in 2022 primarily reflects higher average interest rates in 2023 compared to 2022.
Other (income), net was $(1.4) million for the first quarter of 2023 compared to other expense, net of $0.3 million in the first quarter of 2022. The increase in 2023 was driven primarily by the revaluation of certain contingent consideration liability balances and higher earnings from the Company's joint venture with Discovery, partially offset by higher foreign exchange losses during the first quarter of 2023 compared to the first quarter of 2022.
INCOME TAXES
Income tax expense totaled $0.7 million on pre-tax loss of $21.0 million in the first quarter of 2023, compared to income tax expense of $17.3 million on pre-tax income of $80.2 million in the first quarter of 2022. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first quarter of 2023, unfavorable discrete tax adjustments were a net expense of $3.3 million, compared to a net benefit of $2.3 million in the first quarter of 2022. The unfavorable discrete tax adjustments for the first quarter of 2023 are primarily associated with stock-based compensation. The favorable discrete tax adjustments for the first quarter of 2022 were primarily associated with the release of certain valuation allowances in the quarter. Absent discrete items, the tax rates for the first quarter of 2023 and 2022 were 12.2% and 24.4%, respectively. The decrease in the base rate of 12.2% for the first quarter of 2023 is primarily due to the mix of jurisdictions in which the Company earned its profits and lower overall earnings in the first quarter of 2023.
OTHER INFORMATION
Business Seasonality and Shipments
Within the retail sector, the Company’s revenue pattern from toys and games and licensed consumer products continues to indicate the second half of the year to be more significant to its overall business for the full year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules.
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
Quick response inventory management practices being used by retailers, along with growth in ecommerce result in the increasing trend of order placement for immediate delivery and fewer orders being placed well in advance of shipment. Retailers prefer timing their orders for fulfillment by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during the holiday selling season as they anticipate, their demand for additional product earlier in the following fiscal year could be curtailed, thus negatively impacting the Company’s future revenues. In 2022, the Company's inventory levels and retailer order patterns reflected the impact of global consumer demand as it began to outpace the capacity of the global supply chain infrastructure. Supply chain constraints, including overcrowding of cargo ports and shipping container and truck transportation shortages led to higher costs for ocean, air and over the road freight and delays in the availability of products, due to extended inventory transit times. These and other disruptions continued to some extent through the third quarter of 2022. During the first half of 2022, the Company accelerated certain inventory purchases, to ensure sufficient finished goods and raw material availability ahead of expected periods of high consumer demand. However, during the second half of 2022, the effects of supply chain disruptions began to subside, most notably the U.S, and Europe, leading to higher inventory levels heading into fiscal 2023, as compared to prior years. The Company is continuing to closely manage its inventory levels through closeout sales and by monitoring consumer purchase patterns, to ensure adequate supply of new product while clearing excess supply to mitigate the risk of inventory obsolescence.
Unlike the Company's retail sales patterns, revenue patterns from the Company's entertainment businesses fluctuate based on the timing and popularity of television, film, streaming and digital content releases. Release dates are determined by factors including the timing of holiday periods, geographical release dates and competition in the market.
Russian Sanctions
As a result of the military conflict in Ukraine, which has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, the Company paused all shipments and new content distribution into Russia. The impact to the Company’s operating results includes a loss of both revenue and operating profit. As of December 25, 2022, the Company had exhausted all locally held inventories, recovered all receivables and released all reserves in Russia. Any longstanding disruptions may magnify the impact of other risks described in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 25, 2022.
Accounting Pronouncement Updates
As of April 2, 2023, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements. The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 2022.
Recently Issued Accounting Pronouncements
As of April 2, 2023, there were no recently issued accounting pronouncements that are expected to have a material impact on the Company's consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first three months of 2023 and 2022, the Company primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, used borrowings under its available lines of credit. In addition, the Company’s Entertainment operating segment used production financing to fund certain of its television and film productions which are typically arranged on an individual production basis by using either the Company's revolving film and television production credit facility or through special purpose production subsidiaries. For more information on the Company's production financing facilities, including expected future repayments, see note 7 to the consolidated financial statements included in Part I, Item 1. Financial Statements, of this Form 10-Q.
During the remainder of 2023, the Company expects to continue to fund its working capital needs primarily through available cash, cash flows from operations and from production financing facilities and, if needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit and production financing, are adequate to meet its working capital needs for the remainder of 2023, including the repayment of the current portion of long-term debt of $109.0 million, as shown on the consolidated balance sheets which represents the current portion of required quarterly principal amortization payments for our term loan facilities and other production financing facilities, each as described below. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of April 2, 2023, the Company's cash and cash equivalents totaled $386.2 million, of which $13.4 million is restricted under the Company’s production financing facilities. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Cuts and Jobs Act of 2017 ("the Tax Act") provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of April 2, 2023, the Company had a total liability of $137.7 million related to this tax, $34.4 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $103.3 million is presented within other liabilities, non-current on the consolidated balance sheets included in Part I, Item 1. Financial Statements, of this Form 10-Q. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of April 2, 2023 are denominated in the U.S. dollar.
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

	April 2, 2023	March 27, 2022	% Change
Cash and cash equivalents (including restricted cash of $13.4 and $38.8)	$386.2	$1,057.9	-63%
Accounts receivable, net	685.2	931.7	-26%
Inventories	713.4	644.3	11%
Prepaid expenses and other current assets	754.4	621.4	21%
Other assets	1,604.3	1,284.9	25%
Accounts payable and accrued liabilities	1,653.9	1,783.1	-7%
Other liabilities	585.2	633.6	-8%
Accounts receivable decreased 26% to $685.2 million as of April 2, 2023, compared to $931.7 million as of March 27, 2022. The decrease in accounts receivable was driven by lower sales during the first three months of 2023. Days sales outstanding decreased from 73 days at March 27, 2022 to 67 days at April 2, 2023.
Inventories increased 11% to $713.4 million as of April 2, 2023, compared to $644.3 million as of March 27, 2022. The increase in during the first quarter of 2023 was driven primarily by higher inventory balances within the Wizards of the Coast and Digital Gaming segment, most notably in anticipation of several upcoming MAGIC: THE GATHERING set releases, due to release schedule timing differences compared to the first quarter of 2022 and to a lesser extent, DUNGEONS & DRAGONS product as well as TRANSFORMERS product ahead of the Transformers: Rise of the Beasts film expected in June 2023.
Prepaid expenses and other current assets increased 21% to $754.4 million as of April 2, 2023 from $621.4 million as of March 27, 2022. The increase was driven by higher accrued royalty and licensing balances, primarily attributable to the Company's Entertainment business, as well as the reclassification of certain accrued income balances from long-term to current and higher indirect tax receivable balances for certain tax jurisdictions. These increases were partially offset by lower accrued tax credit balances related to film and television production costs, due to decreased productions and timing of tax credit claims.
Other assets increased 25% to $1,604.3 million as of April 2, 2023 from $1,284.9 million as of March 27, 2022. The increase was primarily driven by higher capitalized film and television production balances due to increased investments in productions compared to the first quarter of 2022, increased investments in film and television development as well as higher deferred tax balances and higher non-current receivable balances within the Entertainment segment. These increases were partially offset by a lower balance for the Company's investment in Discovery Family Channel due to distributions received during 2022.
Accounts payable and accrued liabilities decreased 7% to $1,653.9 million as of April 2, 2023 from $1,783.1 million as of March 27, 2022 driven by lower accounts payable balances associated with the Company's global cost savings initiatives and the timing of payments, lower accrued royalty balances as a result of partner brand product sales declines, including the expiration of certain partner brand licensing agreements, lower accrued freight balances as a result of improved supply chain conditions compared to the first quarter of 2022 as well as lower accrued advertising and lower incentive bonus accrual balances. These decreases were partially offset by higher severance accrual balances related to the Company's cost savings initiatives mentioned above.
Other liabilities decreased 8% to $585.2 million as of April 2, 2023 from $633.6 million as of March 27, 2022. The decrease was primarily driven by a lower transition tax liability balance reflecting the reclassification of the 2022 installment payment due April 2023 and lower long-term pension liability balances. These decreases were partially offset by an increase to the liability for uncertain tax positions and a higher long-term lease liability balance.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the three-month periods ended April 2, 2023 and March 27, 2022.

	April 2, 2023	March 27, 2022
Net cash provided by (utilized for):
Operating activities	$88.8	$134.7
Investing activities	(55.6)	(23.9)
Financing activities	(156.6)	(77.5)
Net cash provided by operating activities in the first three months of 2023 was $88.8 million compared to $134.7 million in the first three months of 2022. The $45.9 million decrease in net cash provided by operating activities was primarily attributable to lower earnings during the first quarter of 2023.
Net cash utilized for investing activities was $55.6 million in the first three months of 2023 compared to net cash utilized for investing activities of $23.9 million in the first three months of 2022. Additions to property, plant and equipment were $53.2 million in the first three months of 2023 compared to $29.2 million in the first three months of 2022, reflecting increased investments in the Company's digital gaming initiatives within the Wizards of the Coast and Digital Gaming segment.
Net cash utilized for financing activities was $156.6 million in the first three months of 2023 compared to $77.5 million in the first three months of 2022. Financing activities in the first three months of 2023 include a $30.0 million principal amortization payment toward the Five-Year Tranche loan described below, as well as drawdowns of $42.8 million and repayments of $54.8 million related to production financing loans. Financing activities in the first quarter of 2022 include payments totaling $57.5 million related to the $1.0 billion in term loans consisting of $50.0 million principal and a quarterly principal amortization payment of $7.5 million toward the Five-Year Tranche loan, in addition to drawdowns of $112.2 million and repayments of $84.0 million, related to production financing loans.
Dividends paid in the first three months of 2023 totaled $96.7 million, compared to $94.5 million in the first three months of 2022 reflecting a higher dividend rate during the first three months of 2023.
Sources and Uses of Cash
The Company commits to inventory production, advertising and marketing expenditures in support of its consumer products business, prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarter as customers increase their purchases to meet expected consumer demand in the holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable sometimes makes it necessary for the Company to borrow amounts during the latter part of the year. In the Company's entertainment business, cash expenditures for productions are often made well in advance of sale and delivery of the content produced whereas trading card and digital gaming revenues have shorter collection periods, but product development expense often occurs years prior to release and revenue generation. During the first three months of 2023 and 2022, the Company primarily used cash from operations and, to a lesser extent, borrowings under available lines of credit, in particular production financing vehicles, to fund its working capital.
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. At April 2, 2023, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.5 billion. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of April 2, 2023. The Company had no borrowings outstanding under its committed revolving credit facility as of April 2, 2023. However, letters of credit outstanding under this facility as of April 2, 2023 were approximately $4.0 million. Amounts available and unused under the committed line, at April 2, 2023 were approximately $1.5 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $12.2 million was utilized at April 2, 2023. Of the amount utilized under, or supported by, the uncommitted lines, approximately $9.4 million and $2.8 million represent letters of credit and outstanding short-term borrowings, respectively.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. As of April 2, 2023, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $320.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; $87.5 million in 2022; and, $30.0 million during the first three months of 2023. The Company is subject to certain financial covenants contained in this agreement and as of April 2, 2023, the Company was in compliance with these covenants. The terms of the Term Loan Facilities are described in note 7 to the consolidated financial statements included in Part I of this Form 10-Q.
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
The Company uses production financing facilities to fund its film and television productions which are arranged on an individual production basis by either special purpose production subsidiaries, each secured by the assets and future revenues of such production subsidiaries, which are non-recourse to the Company's assets, or through a senior revolving credit facility obtained in November 2021, dedicated to production financing. The Company's senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) provides the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provides the Company with the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Revolving Production Financing Agreement extends through November 22, 2024. The Company uses the RPCF to fund certain of the Company’s original film and TV production costs. Borrowings under the RPCF are non-recourse to the Company's assets. The Company expects to utilize the revolving production financing facility for the majority of its future production financing needs. During the first three months of 2023, the Company had total drawdowns of $42.8 million and repayments of $54.8 million towards these production financing facilities. As of April 2, 2023, the Company had outstanding production financing borrowings related to these facilities of $183.5 million, $49.0 million of which are recorded within the current portion of long-term debt and $134.5 million are recorded within short-term borrowings in the Company's consolidated balance sheets, included in Part I of this Form 10-Q.
The Company has principal amounts of long-term debt as of April 2, 2023 of $3.8 billion, due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $109.0 million is current at April 2, 2023 of which $60.0 million is related to principal amortization of the 5-year term loans due December 2024 and $49.0 million represents the Company's outstanding production financing facilities at April 2, 2023. In addition to the early repayment of the 2022 Notes described above, during the first quarter of 2021, the Company repaid in full, its 3.15% Notes in the aggregate principal amount of $300.0 million due in May 2021, including accrued interest. See note 7 to the Company’s consolidated financial statements in Part I of this Form 10-Q for additional information on long-term debt and long-term debt interest repayment, respectively.
The Company also had letters of credit and other similar instruments of approximately $13.4 million and purchase commitments of approximately $331.7 million outstanding at April 2, 2023.
Other contractual obligations and commercial commitments, as detailed in the Company's 2022 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. Hasbro's next quarterly dividend of $0.70 per share is payable on May 15, 2023 to shareholders of record as of May 1, 2023. In addition to the dividend, the Company periodically returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005 the Company's Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization was approved in May 2018 for $500 million. At April 2, 2023, $241.6 million remained available under these share repurchase authorizations. There were no share repurchases made during the first quarter of 2023. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.
The Company believes that cash from operations, and, if necessary, its committed line of credit and other borrowing facilities, will allow the Company to meet its obligations over the next twelve months.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include film and television production costs, recoverability of goodwill and intangible assets and income taxes. Additionally, the Company identified the valuation of the Company’s equity method investment in Discovery Family Channel as a significant accounting estimate. These critical accounting policies are the same as those detailed in the Company's 2022 Form 10-K.
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

The Company reflects derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At April 2, 2023, these contracts had net unrealized losses of $2.0 million, of which $3.1 million of unrealized gains are recorded in prepaid expenses and other current assets, $0.1 million of unrealized gains are recorded in other assets and $5.2 million of unrealized losses are recorded in accrued liabilities. Included in accumulated other comprehensive loss at April 2, 2023 are deferred losses, net of tax, of $4.0 million, related to these derivatives.
At April 2, 2023, the Company had fixed-rate long-term debt of $3.8 billion. In May 2014, the Company issued an aggregate $600.0 million of long-term debt which consisted of $300.0 million of 3.15% Notes, subsequently repaid in 2021, and $300.0 million of 5.10% Notes due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at April 2, 2023 are deferred losses, net of tax, of $14.7 million related to these derivatives.
INFLATION
The Company's business operations for the periods presented have been impacted by inflationary pressures however, due to mitigating actions taken by the Company, such as price increases implemented during 2022, the impact of general price inflation on our financial position and results of operations has been reduced. The Company continues to monitor the impact of inflation to its business operations on an ongoing basis and may need to adjust prices further to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation could affect consumer purchases of our products and spending on entertainment. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company's financial results.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 2, 2023. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings.
The Company is currently party to certain legal proceedings, none of which it believes to be material to its business or financial condition.
Item 1A.    Risk Factors.
In connection with information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed under Item 1A. Risk Factors, in Part I of our 2022 Form 10-K and in our subsequent filings, including in this filing, should be considered. The risks set forth in our 2022 Form 10-K and in our subsequent filings, including in this filing, could materially and adversely affect our business, financial condition, and results of operations. There are no material changes from the risk factors as previously disclosed in our 2022 10-K, in any of our subsequently filed reports or as otherwise set forth in this Quarterly Report, except as set forth below.
Our entertainment business could be adversely affected by strikes or other union job actions.
Any strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs, such as the strike by the writers’ union in May 2023, could delay or halt our ongoing production activities. Halts or delays, depending on the length of time, could cause a delay or interruption in our release of new films and television programs, which could impact our entertainment business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, the Company announced that its Board of Directors authorized the repurchase of an additional $500 million of common stock, its most recent share repurchase authorization. Purchases of the Company's common stock may be made from time to time, subject to market conditions. These shares may be repurchased in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under this authorization and there is no expiration date for this repurchase authorization. The timing, actual number, and value of shares that are repurchased will depend on a number of factors, including the price of the Company's stock and the Company’s generation of, and uses for, cash.
There were no repurchases of the Company’s Common Stock during the quarters ended April 2, 2023 and March 27, 2022. At April 2, 2023, Hasbro had $241.6 million remaining available under its share repurchase authorization.
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

10.1**
Transitional Advisory Services Agreement between the Company and Deborah Thomas (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2023, File No. 1-6682.)

10.2**	Letter Agreement with Gina Goetter, dated April 3, 2023.

10.3**	Letter Agreement with Tim Kilpin, dated March 29, 2023.

10.4**	Form of 2023 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.5**	Form of 2023 Restricted Stock Unit Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.6**	Form of 2023 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.7	First Amendment to Credit Agreement, dated April 12, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2023, File No. 1-6682)

10.8
First Amendment to Term Loan Agreement, dated April 12, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2023, File No. 1-6682)

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

HASBRO, INC.
(Registrant)

Date: May 3, 2023	By: /s/ Deborah Thomas
Deborah Thomas
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)