Form 10-Q
period 2023-07-02
HASBRO, INC.
filed 2023-08-04
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of August 3, 2023 was 138,740,874.

Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies and plans; anticipated payments to be received for content, expected financial performance or business prospects in future periods; the development and timing of planned consumer and digital gaming products and entertainment releases; changes in leadership; expected benefits and cost-savings resulting from the Company’s Operational Excellence Program; expected benefits and cost-reductions from certain restructuring actions and divestiture of non-core businesses or assets, such as parts of the Entertainment One film and television business; inventory; capital expenditures; working capital; cash flow and liquidity; timing of and amount of repayment of indebtedness and production financings; capital allocation strategy, including plans for dividends and share repurchases; and other financial, tax, accounting and similar matters. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties. Factors that might cause such a difference include, but are not limited to:
•our ability to successfully execute on our Blueprint 2.0 strategy, including to focus on and scale select business initiatives and brands to drive profitability and to achieve anticipated cost savings;
•our ability to design, develop, manufacture, and ship products on a timely, cost-effective and profitable basis;
•our ability to successfully compete in the play and entertainment industry;
•our ability to successfully evolve and transform our business and capabilities to address the global consumer landscape;
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
•the risk that any prolonged strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs, such as the ongoing strike by the writers’ and actors' unions in May 2023 and July 2023, could delay or halt our ongoing development, production and distribution activities; halts or delays, depending on the length of time, could cause a delay or interruption in our release of new films and television programs, which could impact our entertainment business;
•risks relating to the concentration of manufacturing for many of our products in the People’s Republic of China and our ability to successfully diversify sourcing of our products to reduce reliance on sources of supply in China;
•risks related to economic and public health conditions or regulatory changes in the markets in which we and our customers, partners, licensees, suppliers and manufacturers operate, such as inflation, rising interest rates, higher commodity prices, labor costs or transportation costs, the coronavirus or other outbreaks of illness or disease, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs or delays in revenue;
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

•risks relating to the impairment and/or write-offs of businesses, products and content we acquire and/or produce;
•the risk that acquisitions, dispositions and other investments we complete may not provide us with the benefits we expect, or the realization of such benefits may be significantly delayed. We may not achieve a successful or timely sale of non-core assets, including certain film and television assets;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	July 2, 2023	June 26, 2022	December 25, 2022
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $4.9 million, $41.9 million and $14.5 million	$216.6	$628.2	$513.1
Accounts receivable, less allowance for doubtful accounts of $22.2 million, $24.9 million and $20.0 million	877.0	870.5	1,132.4
Inventories	731.3	867.5	676.8
Prepaid expenses and other current assets	684.1	719.2	676.8
Total current assets	2,509.0	3,085.4	2,999.1
Property, plant and equipment, less accumulated depreciation of $643.4 million, $644.2 million and $654.5 million	515.4	409.9	422.8
Other assets
Goodwill	3,239.2	3,483.2	3,470.1
Other intangible assets, net of accumulated amortization of $1,259.9 million, $1,089.4 million and $1,137.2 million	724.8	1,156.9	814.6
Other	1,621.3	1,367.6	1,589.3
Total other assets	5,585.3	6,007.7	5,874.0
Total assets	$8,609.7	$9,503.0	$9,295.9
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$148.2	$98.0	$142.4
Current portion of long-term debt	69.4	137.0	113.2
Accounts payable	363.4	543.8	427.3
Accrued liabilities	1,369.4	1,379.4	1,506.8
Total current liabilities	1,950.4	2,158.2	2,189.7
Long-term debt	3,668.5	3,739.0	3,711.2
Other liabilities	520.6	570.0	533.1
Total liabilities	$6,139.5	$6,467.2	$6,434.0
Redeemable noncontrolling interests	—	23.0	—
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at July 2, 2023, June 26, 2022, and December 25, 2022	110.1	110.1	110.1
Additional paid-in capital	2,554.6	2,503.4	2,540.6
Retained earnings	3,618.1	4,265.9	4,071.4
Accumulated other comprehensive loss	(213.5)	(259.6)	(254.9)
Treasury stock, at cost; 81,568,249 shares at July 2, 2023; 82,199,298 shares at June 26, 2022; and 82,106,383 shares at December 25, 2022	(3,626.3)	(3,636.2)	(3,634.4)
Noncontrolling interests	27.2	29.2	29.1
Total shareholders' equity	2,470.2	3,012.8	2,861.9
Total liabilities, noncontrolling interests and shareholders' equity	$8,609.7	$9,503.0	$9,295.9
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Net revenues	$1,210.0	$1,339.2	$2,211.0	$2,502.3
Costs and expenses:
Cost of sales	352.2	411.5	637.5	744.6
Program cost amortization	134.4	80.7	256.9	219.2
Royalties	119.9	110.1	188.9	200.2
Product development	72.4	79.2	155.7	148.8
Advertising	85.1	84.2	167.9	161.8
Amortization of intangibles	22.8	27.2	45.9	54.3
Selling, distribution and administration	380.6	327.2	697.7	634.3
Impairment of goodwill	231.2	—	231.2	—
Total costs and expenses	1,398.6	1,120.1	2,381.7	2,163.2
Operating profit (loss)	(188.6)	219.1	(170.7)	339.1
Non-operating expense (income):
Interest expense	46.6	41.7	92.9	83.3
Interest income	(5.8)	(2.7)	(11.8)	(4.8)
Other (income) expense, net	(1.5)	0.2	(2.9)	0.5
Total non-operating expense, net	39.3	39.2	78.2	79.0
Earnings (loss) before income taxes	(227.9)	179.9	(248.9)	260.1
Income tax expense	7.0	39.4	7.7	56.7
Net earnings (loss)	(234.9)	140.5	(256.6)	203.4
Net earnings (loss) attributable to noncontrolling interests	0.1	(1.5)	0.5	0.2
Net earnings (loss) attributable to Hasbro, Inc.	$(235.0)	$142.0	$(257.1)	$203.2

Net earnings (loss) per common share:
Basic	$(1.69)	$1.02	$(1.85)	$1.46
Diluted	$(1.69)	$1.02	$(1.85)	$1.46
Cash dividends declared per common share	$0.70	$0.70	$1.40	$1.40
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Net earnings (loss)	$(234.9)	$140.5	$(256.6)	$203.4
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	24.8	(20.2)	49.1	(31.0)
Unrealized holding losses on available-for-sale securities, net of tax	—	(0.5)	—	(0.1)
Net gains (losses) on cash flow hedging activities, net of tax	(2.6)	10.6	(7.1)	7.9
Reclassifications to earnings, net of tax:
Net (gains) losses on cash flow hedging activities	1.8	(2.7)	(0.4)	(1.3)
Amortization of unrecognized pension and postretirement amounts	(0.1)	0.1	(0.2)	0.2
Total other comprehensive earnings (loss), net of tax	$23.9	$(12.7)	$41.4	$(24.3)
Total comprehensive earnings (loss) attributable to noncontrolling interests	0.1	(1.5)	0.5	0.2
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$(211.1)	$129.3	$(215.7)	$178.9
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Six months ended
	July 2, 2023	June 26, 2022
Cash flows from operating activities:
Net earnings (loss)	$(256.6)	$203.4
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	54.6	61.7
Amortization of intangibles	45.9	54.3
Impairment of goodwill	231.2	—
Impairment of intangible assets	65.0	—
Program cost amortization	256.9	219.2
Deferred income taxes	(24.9)	(45.4)
Stock-based compensation	36.6	43.0
Other non-cash items	(2.0)	4.5
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	237.5	517.5
Increase in inventories	(48.4)	(324.7)
(Increase) decrease in prepaid expenses and other current assets	(14.6)	13.9
Program spend, net	(251.8)	(296.2)
Decrease in accounts payable and accrued liabilities	(192.1)	(273.0)
Change in net deemed repatriation tax	(34.4)	(18.4)
Other	16.3	(12.0)
Net cash provided by operating activities	119.2	147.8
Cash flows from investing activities:
Additions to property, plant and equipment	(112.1)	(75.8)
Acquisitions	—	(146.3)
Other	(3.7)	9.5
Net cash utilized by investing activities	(115.8)	(212.6)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	1.6	2.1
Repayments of borrowings with maturity greater than three months	(90.7)	(152.5)
Net proceeds from other short-term borrowings	6.6	97.2
Purchases of common stock	—	(124.0)
Stock-based compensation transactions	—	74.2
Dividends paid	(193.8)	(191.9)
Payments related to tax withholding for share-based compensation	(14.5)	(19.6)
Other	(5.4)	(5.4)
Net cash utilized by financing activities	(296.2)	(319.9)
Effect of exchange rate changes on cash	(3.7)	(6.3)
Net decrease in cash, cash equivalents and restricted cash	(296.5)	(391.0)
Cash, cash equivalents and restricted cash at beginning of year	513.1	1,019.2
Cash, cash equivalents and restricted cash at end of period	$216.6	$628.2

Supplemental information
Cash paid during the period for:
Interest	$87.1	$75.4
Income taxes	$84.6	$95.1
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

Three Months Ended July 2, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, April 2, 2023	$110.1	2,535.7	3,951.8	(237.4)	(3,629.4)	27.9	$2,758.7	$—
Net loss attributable to Hasbro, Inc.	—	—	(235.0)	—	—	—	(235.0)	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.1	0.1	—
Other comprehensive earnings	—	—	—	23.9	—	—	23.9	—
Stock-based compensation transactions	—	(1.1)	—	—	0.7	—	(0.4)	—
Stock-based compensation expense	—	18.5	—	—	2.4	—	20.9	—
Dividends declared	—	1.5	(98.7)	—	—	—	(97.2)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.8)	(0.8)	—
Balance, July 2, 2023	$110.1	2,554.6	3,618.1	(213.5)	(3,626.3)	27.2	$2,470.2	$—

Three Months Ended June 26, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, March 27, 2022	$110.1	2,475.7	4,220.9	(246.9)	(3,513.8)	34.7	$3,080.7	$23.5
Net earnings attributable to Hasbro, Inc.	—	—	142.0	—	—	—	142.0	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	(1.6)	(1.6)	0.1
Other comprehensive loss	—	—	—	(12.7)	—	—	(12.7)	—
Stock-based compensation transactions	—	2.5	—	—	1.3	—	3.8	—
Purchases of common stock	—	—	—	—	(124.0)	—	(124.0)	—
Stock-based compensation expense	—	24.7	—	—	0.3	—	25.0	—
Dividends declared	—	0.5	(97.0)	—	—	—	(96.5)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(3.9)	(3.9)	(0.6)
Balance, June 26, 2022	$110.1	2,503.4	4,265.9	(259.6)	(3,636.2)	29.2	$3,012.8	$23.0

Six Months Ended July 2, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 25, 2022	$110.1	2,540.6	4,071.4	(254.9)	(3,634.4)	29.1	$2,861.9	$—
Net loss attributable to Hasbro, Inc.	—		(257.1)	—	—	—	(257.1)	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.5	0.5	—
Other comprehensive earnings	—	—	—	41.4	—	—	41.4	—
Stock-based compensation transactions	—	(20.1)	—	—	5.7	—	(14.4)	—
Stock-based compensation expense	—	34.2	—	—	2.4	—	36.6	—
Dividends declared	—	2.0	(196.2)	—	—	—	(194.2)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.4)	(2.4)	—
Renegade Buyout	—	(2.1)	—	—	—	—	(2.1)	—
Balance, July 2, 2023	$110.1	2,554.6	3,618.1	(213.5)	(3,626.3)	27.2	$2,470.2	$—

Six Months Ended June 26, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 26, 2021	$110.1	2,428.0	4,257.8	(235.3)	(3,534.7)	37.2	$3,063.1	$23.9
Net earnings attributable to Hasbro, Inc.	—	—	203.2	—	—	—	203.2	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)	0.6
Change in put option value	—	(0.4)	—	—	—	—	(0.4)	—
Other comprehensive loss	—	—	—	(24.3)	—	—	(24.3)	—
Stock-based compensation transactions	—	32.5	—	—	22.2	—	54.7	—
Purchases of common stock	—	—	—	—	(124.0)	—	(124.0)	—
Stock-based compensation expense	—	42.8	—	—	0.3	—	43.1	—
Dividends declared	—	0.5	(195.1)	—	—	—	(194.6)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(7.6)	(7.6)	(1.5)
Balance, June 26, 2022	$110.1	2,503.4	4,265.9	(259.6)	(3,636.2)	29.2	$3,012.8	$23.0

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of July 2, 2023 and June 26, 2022, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended July 2, 2023 and June 26, 2022 were each 13-week periods. The six-month periods ended July 2, 2023 and June 26, 2022 were 27-week and 26-week periods, respectively.
The results of operations for the quarter ended July 2, 2023 are not necessarily indicative of results to be expected for the full year 2023, nor were those of the comparable 2022 period representative of those actually experienced for the full year 2022.
Significant Accounting Policies
The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 2022 ("2022 Form 10-K").
Impairment of Film and TV Reporting Unit
During the second quarter of 2023, the Company determined that a triggering event occurred following a downward revision of the Company's financial forecast for its Film and TV business, driven by challenging industry conditions that include the ongoing strike by the Writers Guild of America. As a result, the Company performed a quantitative impairment test and determined that the Film and TV reporting unit within the Company's Entertainment segment, was impaired. During the second quarter of 2023, the Company recorded pre-tax non-cash impairment charges of $296.2 million as the carrying value of the Film and TV reporting unit exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. These impairment charges consisted of a $231.2 million goodwill impairment charge associated with goodwill assigned to the Company's Film and TV reporting unit, recorded within Impairment of Goodwill and a $65.0 million intangible asset impairment charge related to the Company's definite-lived intangible eOne Trademark, recorded in Selling, Distribution and Administration costs, within the Consolidated Statements of Operations for the quarter and six months ended July 2, 2023.
D&D Beyond Acquisition
On May 19, 2022, the Company acquired D&D Beyond, a strategic, complementary acquisition of the premier digital content platform for DUNGEONS & DRAGONS. The all-cash transaction in the purchase amount of $146.3 million was funded with cash on hand. The final allocation of assets acquired included $81.4 million to intangible assets, $64.7 million to goodwill, with the remainder allocated to property, plant, and equipment, all of which are included in the Company's consolidated balance sheets as of June 26, 2022.
Blueprint 2.0 and Operational Excellence
In October 2022, following a several months long strategic review of our business led by our CEO, the Company announced a new strategic plan guided by our new Blueprint 2.0, a consumer-centric framework for bringing compelling and expansive brand experiences to audiences around the world. During the review, with the assistance of a third party consultant, the Company identified opportunities to focus and scale its business, enhance operational excellence, including through specialized organizational programs and supply chain transformation, to drive growth and profit and enhance shareholder value. The Company is increasing strategic investment in its most valuable and profitable franchises across toys, games, entertainment and licensing, and exiting certain non-core aspects of the business.
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
Recently Adopted Accounting Standards
As of July 2, 2023, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
Issued Accounting Pronouncements
As of July 2, 2023, there were no recently issued accounting pronouncements that had a material effect on the Company’s financial statements.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The changes in carrying amounts of contract assets and liabilities for the six months ended July 2, 2023 are as follows:

July 2, 2023
Assets
Balance at beginning of the year	$594.4
Recognized in current year	320.3
Amounts reclassified to accounts receivable	(352.1)
Foreign currency impact	7.3
Ending Balance	$569.9

Liabilities
Balance at beginning of the year	$113.0
Recognized in current year	164.0
Amounts in beginning balance reclassified to revenue	(58.8)
Current year amounts reclassified to revenue	(97.9)
Foreign currency impact	(1.0)
Ending Balance	$119.3
Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of July 2, 2023, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $158.6 million. Of this amount, we expect to recognize $135.3 million in the remainder of 2023, $19.0 million in 2024, $4.2 million in 2025 and $0.1 million in 2026. These amounts include only fixed consideration.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the consolidated balance sheets as of July 2, 2023 and June 26, 2022 are primarily from contracts with customers. The Company had no material expense for credit losses for the quarters ended July 2, 2023 and June 26, 2022.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(3) Earnings (Loss) Per Share
Net earnings (loss) per share data for the quarters and six months ended July 2, 2023 and June 26, 2022 were computed as follows:

	2023		2022
Quarter	Basic	Diluted	Basic	Diluted
Net (loss) earnings attributable to Hasbro, Inc.	$(235.0)	(235.0)	$142.0	142.0

Average shares outstanding	138.8	138.8	139.0	139.0
Effect of dilutive securities:
Options and other share-based awards	—	—	—	0.2
Equivalent Shares	138.8	138.8	139.0	139.2

Net (loss) earnings attributable to Hasbro, Inc. per common share	$(1.69)	(1.69)	$1.02	1.02

	2023		2022
Six Months	Basic	Diluted	Basic	Diluted
Net (loss) earnings attributable to Hasbro, Inc.	$(257.1)	(257.1)	$203.2	203.2

Average shares outstanding	138.7	138.7	139.2	139.2
Effect of dilutive securities:
Options and other share-based awards	—	—	—	0.2
Equivalent Shares	138.7	138.7	139.2	139.4

Net (loss) earnings attributable to Hasbro, Inc. per common share	$(1.85)	(1.85)	$1.46	1.46
For the quarter and six months ended July 2, 2023, options and restricted stock units totaling 4.3 million and 4.2 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the quarter and six months ended June 26, 2022, options and restricted stock units totaling 3.0 million and 3.8 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the fiscal 2023 amount, 1.2 million and 1.6 million shares, respectively, would have been included in the calculation of diluted shares had the Company not had a net loss for the quarter and six months ended July 2, 2023. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 0.2 million and 0.1 million shares, respectively, being included in the diluted earnings per share calculation for the quarter and six months ended July 2, 2023.
(4) Goodwill
Changes in the carrying amount of goodwill, by operating segment, for the six months ended July 2, 2023 and June 26, 2022 are as follows:

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2023
Balance at December 25, 2022	$1,584.7	371.5	1,513.9	$3,470.1
Foreign exchange translation	0.1	0.2	—	0.3
Impairment during the period	—	—	(231.2)	(231.2)
Balance at July 2, 2023	$1,584.8	371.7	1,282.7	$3,239.2

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
See note 1 for discussion of goodwill impairment recorded during the second quarter of 2023.

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2022
Balance at December 26, 2021	$1,584.9	307.3	1,527.4	$3,419.6
Acquired during the period	—	64.7	—	64.7
Foreign exchange translation	(0.2)	(0.1)	(0.8)	(1.1)
Balance at June 26, 2022	$1,584.7	371.9	1,526.6	$3,483.2

See note 1 for discussion of D&D Beyond acquisition completed in the second quarter of 2022.
(5) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters and six months ended July 2, 2023 and June 26, 2022.

	Quarter Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022

Other comprehensive earnings (loss), tax effect:
Tax benefit on unrealized holding losses	$—	$0.1	$—	0.1
Tax benefit (expense) on cash flow hedging activities	1.2	(1.3)	2.3	(0.4)
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(0.6)	0.1	(0.4)	(0.1)
Amortization of unrecognized pension and postretirement amounts	—	—	0.1	(0.1)
Total tax effect on other comprehensive earnings (loss)	$0.6	$(1.1)	$2.0	(0.5)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax for the six months ended July 2, 2023 and June 26, 2022 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2023
Balance at December 25, 2022	$(3.0)	(12.0)	(0.1)	(239.8)	$(254.9)
Current period other comprehensive earnings (loss)	(0.2)	(7.6)	—	49.2	41.4
Balance at July 2, 2023	$(3.2)	(19.6)	(0.1)	(190.6)	$(213.5)

2022
Balance at December 26, 2021	$(35.1)	(6.0)	0.2	(194.4)	$(235.3)
Current period other comprehensive earnings (loss)	0.2	6.6	(0.1)	(31.0)	(24.3)
Balance at June 26, 2022	$(34.9)	0.6	0.1	(225.4)	$(259.6)
Gains (Losses) on Derivative Instruments
At July 2, 2023, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $5.0 million in accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the second quarter of 2023 or forecasted to be purchased during the remainder of 2023 and throughout 2024, intercompany expenses expected to be paid or received during 2023, television and movie production costs paid in 2023 or expected to be paid in 2024, and cash receipts for sales made at the end of the first quarter of 2023 or forecasted to be made in the remainder of 2023 and throughout 2024. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory, the recognition of the related production costs or the recognition of the related sales or intercompany expenses to be paid or received.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes that were repaid in full in the aggregate principal amount of $300.0 million in 2021 (See note 7), and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At July 2, 2023, deferred losses, net of tax of $14.6 million related to these instruments remained in AOCE. For the quarters ended July 2, 2023 and June 26, 2022, previously deferred losses of $0.2 million related to these instruments were reclassified from AOCE to net earnings. For the six months ended July 2, 2023 and June 26, 2022, previously deferred losses of $0.3 million and $0.4 million were reclassified from AOCE to net earnings, respectively.
Of the net deferred losses included in AOCE at July 2, 2023, the Company expects net losses of approximately $4.8 million to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See note 11 for additional discussion on reclassifications from AOCE to earnings.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(6) Accrued Liabilities
Components of accrued liabilities for the periods ended July 2, 2023, June 26, 2022 and December 25, 2022 were as follows:

	July 2, 2023	June 26, 2022	December 25, 2022
Participations and residuals	$287.0	$302.3	$300.2
Royalties	170.1	163.4	195.4
Deferred revenue	117.9	106.8	111.3
Dividends	97.1	96.7	96.7
Cancellation charges	82.6	63.0	89.2
Severance	70.7	27.5	100.3
Other taxes	66.7	72.7	82.1
Accrued expenses - IIP & IIC	57.3	34.8	80.8
General vendor accruals	52.3	46.2	44.3
Advertising	51.7	71.6	53.2
Accrued income taxes	50.8	59.5	44.8
Lease liability - current	35.2	44.0	39.6
Interest	32.6	31.6	31.0
Payroll and management incentives	31.2	52.1	66.7
Freight	29.6	62.1	28.5
Other	136.6	145.1	142.7
Total accrued liabilities	$1,369.4	$1,379.4	$1,506.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At July 2, 2023, June 26, 2022 and December 25, 2022, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at July 2, 2023, June 26, 2022 and December 25, 2022 also include certain assets and liabilities measured at fair value (see notes 10 and 11) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of July 2, 2023, June 26, 2022 and December 25, 2022 are as follows:

	July 2, 2023		June 26, 2022		December 25, 2022
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	814.9	$900.0	833.9	$900.0	808.2
3.55% Notes Due 2026	675.0	628.0	675.0	643.4	675.0	635.3
3.00% Notes Due 2024	500.0	481.6	500.0	487.4	500.0	482.2
6.35% Notes Due 2040	500.0	510.1	500.0	522.6	500.0	498.4
3.50% Notes Due 2027	500.0	466.6	500.0	468.7	500.0	465.8
5.10% Notes Due 2044	300.0	264.6	300.0	274.6	300.0	261.1
6.60% Debentures Due 2028	109.9	116.4	109.9	118.9	109.9	112.1
Variable % Notes Due December 30, 2024	265.0	265.0	340.0	340.0	310.0	310.0
Production Financing Facilities	9.4	9.4	77.0	77.0	53.2	53.2
Total long-term debt	$3,759.3	3,556.6	$3,901.9	3,766.5	$3,848.1	3,626.3
Less: Deferred debt expenses	21.4	—	25.9	—	23.7	—
Less: Current portion	69.4	—	137.0	—	113.2	—
Long-term debt	$3,668.5	3,556.6	$3,739.0	3,766.5	$3,711.2	3,626.3
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

In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). The full amount of the Term Loan Facilities was drawn down on December 30, 2019, the closing date of the eOne Acquisition. As of September 25, 2022, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $335.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; $87.5 million in 2022; and $45.0 million of principal amortization payments in the first six months of 2023.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Loans under the remaining Five-Year Tranche bear interest at the Company’s option, at either the adjusted Term Secured Overnight Financing Rate ("SOFR"), plus an applicable margin, or the Base Rate, plus a per annum applicable rate that fluctuates between 100.0 basis points and 187.5 basis points, in the case of loans priced at the SOFR, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued by the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. As of July 2, 2023, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.
The Company may redeem its 5.10% notes due in 2044 (the "2044 Notes") at its option, at the greater of the principal amount of the notes or the present value of the remaining scheduled payments, discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.
Current portion of long-term debt at July 2, 2023 of $69.4 million, as shown on the consolidated balance sheet, represents the current portion of required quarterly principal amortization payments for the Five-Year Tranche of the Term Loan Facilities and production financing facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2023 with the exception of certain of the Company's production financing facilities and annual principal payments related to the Term Loan Facilities.
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
Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received. The production financing facilities as of July 2, 2023, June 26, 2022 and December 25, 2022 are as follows:

	July 2, 2023	June 26, 2022	December 25, 2022
Production financing facilities included in the consolidated balance sheet as:
Current liabilities	$157.6	$175.0	$195.6
Interest is charged at bank prime rate plus a margin based on the risk of the respective production. The weighted average interest rate on all production financing as of July 2, 2023 was 6.8%.
The Company has Canadian dollar and U.S. dollar production financing loans with various banks. The carrying amounts are denominated in the following currencies:

	Canadian Dollars	U.S. Dollars	Total
As of July 2, 2023	$4.0	$153.6	$157.6
The following table represents the movements in production financing loans during the first six months of 2023:

Production Financing
December 25, 2022	$195.6
Drawdowns	105.0
Repayments	(142.5)
Foreign exchange differences	(0.5)
Balance at July 2, 2023	$157.6
The Company expects to repay all of its currently outstanding production financing loans by the second quarter of 2024.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at July 2, 2023, June 26, 2022, and December 25, 2022:

		July 2, 2023	June 26, 2022	December 25, 2022
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization	*	$552.3	$437.6	$584.5
Completed and not released		53.6	6.3	23.3
In production		135.3	140.6	199.4
Pre-production		130.9	160.5	41.3
		872.1	745.0	848.5
Film/TV Group Monetization
Released, net of amortization		17.5	35.6	25.8
In production		24.9	21.1	22.2
		42.4	56.7	48.0
Investment in Other Programming
Released, net of amortization		22.1	8.9	9.8
Completed and not released		—	0.4	—
In production		8.7	11.8	11.8
Pre-production		3.8	1.9	3.3
		34.6	23.0	24.9

Total Program Investments		$949.1	$824.7	$921.4

The Company recorded $256.9 million of program cost amortization related to released programming in the six months ended July 2, 2023, consisting of the following:

	Investment in Production	Investment in Content	Total
Program cost amortization	$234.2	$22.7	$256.9

*During the second quarter of 2023, the Company recorded film production cost impairment charges of $25.0 million associated with Dungeons & Dragons: Honor Among Thieves, within Program Cost Amortization in the Consolidated Statement of Operations, within the Entertainment Segment. The film impairment charges reflected the excess of the unamortized costs of the impaired film over its estimated fair value using estimated discounted future cash flows.
(9) Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
Our effective tax rate ("ETR") from continuing operations was (3.1)% for the six months ended July 2, 2023 and 21.8% for the six months ended June 26, 2022.
The following items caused the year-to-date ETR to be significantly different from the prior year ETR:
•during the six months ended July 2, 2023, the Company recorded an impairment of goodwill related to the Film and TV reporting unit of $231.2 million with no tax benefit. The Company also recorded a net discrete tax benefit of $8.9 million, exclusive of the goodwill impairment, primarily associated with a tax benefit on the impairment of trade names in the Entertainment segment, offset by stock-based compensation and net activity related to uncertain tax

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
positions, primarily interest accruals, combined with the phasing of the Company's income earned throughout 2023, and;
•during the six months ended June 26, 2022, the Company recorded a net discrete tax benefit of $3.2 million, primarily associated with the release of certain valuation allowances during the first quarter.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At July 2, 2023, June 26, 2022 and December 25, 2022, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 2, 2023
Assets:
Available-for-sale securities	$1.5	1.5	—	—
Derivatives	4.3	—	4.3	—
Total assets	$5.8	1.5	4.3	—

Liabilities:
Derivatives	$6.4	—	6.4	—
Option agreement	1.7	—	—	1.7
Total liabilities	$8.1	—	6.4	1.7

June 26, 2022
Assets:
Available-for-sale securities	$1.7	1.7	—	—
Derivatives	19.8	—	19.8	—
Total assets	$21.5	1.7	19.8	—

Liabilities:
Derivatives	$0.8	—	0.8	—
Option agreement	1.7	—	—	1.7
Total liabilities	$2.5	—	0.8	1.7

December 25, 2022
Assets:
Available-for-sale securities	$1.7	1.7	—	—
Derivatives	7.9	—	7.9	—
Total assets	$9.6	1.7	7.9	—

Liabilities:
Derivatives	$2.9	—	2.9	—
Option agreement	1.7	—	—	1.7
Total Liabilities	$4.6	—	2.9	1.7
Available-for-sale securities include equity securities of one company quoted on an active public market.
The Company's derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at July 2, 2023, June 26, 2022 and December 25, 2022, and is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the quarter ended July 2, 2023.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2023	2022
Balance at beginning of year	$(1.7)	$(1.7)
Balance at end of second quarter	$(1.7)	$(1.7)
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

At July 2, 2023, June 26, 2022 and December 25, 2022, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	July 2, 2023		June 26, 2022		December 25, 2022
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$216.5	(5.3)	$165.4	12.4	$166.3	(2.7)
Sales	118.6	0.3	139.5	2.1	99.2	1.2
Production financing and other	143.5	—	159.8	3.5	116.8	1.5
Total	$478.6	(5.0)	$464.7	18.0	$382.3	—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at July 2, 2023, June 26, 2022 and December 25, 2022 as follows:

	July 2, 2023	June 26, 2022	December 25, 2022
Prepaid expenses and other current assets
Unrealized gains	$3.8	$20.4	$4.3
Unrealized losses	(3.0)	(2.2)	(1.8)
Net unrealized gains	$0.8	$18.2	$2.5

Other assets
Unrealized gains	$0.5	$0.5	$0.3
Unrealized losses	(0.1)	—	—
Net unrealized gains	$0.4	$0.5	$0.3

Accrued liabilities
Unrealized gains	$1.2	$0.3	$1.6
Unrealized losses	(7.0)	(1.0)	(4.4)
Net unrealized losses	$(5.8)	$(0.7)	$(2.8)

Other liabilities
Unrealized losses	(0.4)	—	—
Net unrealized losses	$(0.4)	$—	$—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters and six months ended July 2, 2023 and June 26, 2022 as follows:

	Quarter Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Statements of Operations Classification
Cost of sales	$(1.2)	$3.0	$1.3	2.6
Net revenues	0.1	0.2	0.2	(0.2)
Other	(0.5)	(0.1)	(0.7)	(0.7)
Net realized (losses) gains	$(1.6)	$3.1	$0.8	1.7
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. Additionally, to manage transactional exposure to fair value movements on certain monetary assets and liabilities denominated in foreign currencies, the Company has implemented a balance sheet hedging program. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of July 2, 2023, June 26, 2022 and December 25, 2022 the total notional amounts of the Company's undesignated derivative instruments were $810.4 million, $464.7 million and $765.6 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At July 2, 2023, June 26, 2022 and December 25, 2022, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	July 2, 2023	June 26, 2022	December 25, 2022
Prepaid expenses and other current assets
Unrealized gains	$5.8	$6.7	$10.9
Unrealized losses	(2.7)	(5.6)	(5.9)
Net unrealized gains	$3.1	$1.1	$5.0

Accrued liabilities
Unrealized losses	(0.2)	(0.1)	—
Net unrealized losses	$(0.2)	$(0.1)	$—

Total unrealized gains, net	$2.9	$1.0	$5.0
The Company recorded net gains of $6.8 million and $11.2 million on these instruments to other (income) expense, net for the quarter and six months ended July 2, 2023, respectively, and net gains of $16.7 million and $20.5 million for the quarter and six months ended June 26, 2022, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
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
The rent expense under such arrangements and similar arrangements that do not qualify as leases under ASU 2016-02, net of sublease income amounted to $24.8 million and $48.3 million for the quarter and six months ended July 2, 2023, respectively, and $20.9 million and $43.2 million for the quarter and six months ended June 26, 2022, respectively, and was not material to the Company's financial statements. Expenses related to short-term leases (expected terms less than 12 months) or variable lease payments was not material in the quarters or six months ended July 2, 2023 or June 26, 2022.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information related to the Company’s leases for the quarters and six months ended July 2, 2023 and June 26, 2022 is as follows:

	Quarter Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.1	$13.3	$25.8	26.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases net of lease modifications	$2.1	$(9.5)	$67.7	(0.5)

Weighted Average Remaining Lease Term
Operating leases	7.3 years	4.6 years	7.3 years	4.6 years
Weighted Average Discount Rate
Operating leases	3.7%	3.3%	3.7%	3.3%

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our consolidated balance sheets as of July 2, 2023:

July 2, 2023
2023 (excluding the six months ended July 2, 2023)	$21.9
2024	39.6
2025	34.1
2026	28.2
2027	19.8
2028 and thereafter	68.9
Total future lease payments	212.5
Less imputed interest	31.5
Present value of future operating lease payments	181.0
Less current portion of operating lease liabilities (1)	35.2
Non-current operating lease liability (2)	145.8
Operating lease right-of-use assets, net (3)	$153.1
(1) Included in Accrued liabilities on the consolidated balance sheets.
(2) Included in Other liabilities on the consolidated balance sheets.
(3) Included in Property, plant, and equipment on the consolidated balance sheets.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(13) Segment Reporting
Hasbro is a toy and game company with a broad portfolio of brands and entertainment content spanning toys, games, licensed products ranging from traditional to digital, as well as film and television entertainment. The Company's three principal reportable segments are (i) Consumer Products, (ii) Wizards of the Coast and Digital Gaming, and (iii) Entertainment.
The Consumer Products segment engages in the sourcing, marketing and sales of toy and game products around the world. The Consumer Products business also promotes the Company's brands through the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties, through the sale of branded consumer products such as toys and apparel. The Wizards of the Coast and Digital Gaming business engages in the promotion of the Company's brands through the development of trading card, role-playing and digital game experiences based on Hasbro and Wizards of the Coast games. The Entertainment segment engages in the development, acquisition, production, distribution and sale of world-class entertainment content including film, scripted and unscripted television, family programming, digital content and live entertainment. Corporate and Other provides management and administrative services to the Company's principal reporting segments described above and consists of unallocated corporate expenses and administrative costs and activities not considered when evaluating segment performance as well as certain assets benefiting more than one segment.
The significant accounting policies of the Company's segments are the same as those referenced in note 1.
Results shown for the quarter ended July 2, 2023 are not necessarily representative of those which may be expected for the full year 2023, nor were those of the comparable 2022 periods representative of those actually experienced for the full year 2022. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.
Information by segment and a reconciliation to reported amounts for the quarters and six months ended July 2, 2023 and June 26, 2022 are as follows:

	Quarter Ended
	July 2, 2023		June 26, 2022
Net revenues	External	Affiliate (b)	External	Affiliate (b)
Consumer Products	$655.2	$80.8	$734.2	$145.2
Wizards of the Coast and Digital Gaming	375.6	45.2	419.8	52.9
Entertainment	179.2	11.4	185.2	12.8
Corporate and Other	—	(137.4)	—	(210.9)
	$1,210.0	$—	$1,339.2	$—

	Six Months Ended
	July 2, 2023		June 26, 2022
Net revenues	External	Affiliate (b)	External	Affiliate (b)
Consumer Products	$1,175.6	$154.0	$1,407.0	$237.1
Wizards of the Coast and Digital Gaming	670.8	93.0	682.6	82.6
Entertainment	364.6	24.6	412.7	26.7
Corporate and Other	—	(271.6)	—	(346.4)
	$2,211.0	$—	$2,502.3	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Quarter Ended		Six Months Ended
Operating profit (loss)	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Consumer Products	$11.4	$(6.5)	$(34.6)	$2.1
Wizards of the Coast and Digital Gaming	142.3	225.6	219.1	332.0
Entertainment (a)	(324.2)	14.3	(332.9)	26.5
Corporate and Other (a)(c)	(18.1)	(14.3)	(22.3)	(21.5)
Operating profit (loss)	(188.6)	219.1	(170.7)	339.1
Interest expense	46.6	41.7	92.9	83.3
Interest income	(5.8)	(2.7)	(11.8)	(4.8)
Other non-operating (income) expense	(1.5)	0.2	(2.9)	0.5
Earnings (loss) before income taxes	$(227.9)	$179.9	$(248.9)	$260.1

Total assets	July 2, 2023	June 26, 2022	December 25, 2022
Consumer Products	$5,954.2	$5,318.9	$5,757.7
Wizards of the Coast and Digital Gaming	3,634.9	2,295.8	2,968.7
Entertainment (a)	5,924.1	6,286.7	6,273.3
Corporate and Other (a)	(6,903.5)	(4,398.4)	(5,703.8)
	$8,609.7	$9,503.0	$9,295.9

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
(c) Corporate and Other Operating profit (loss) includes Operational Excellence related transformation office and consulting fees of $10.4 million and $21.0 million, for the quarter and six-month periods ended July 2, 2023, respectively, which are recorded within Selling, Distribution and Administration costs within the Consolidated Statements of Operations. Third party consultants were engaged to assist the Company in performing a comprehensive review of operations and developing a transformation plan designed to support the organization in identifying, realizing, and capturing savings through the identification of organizational initiatives intended to create efficiencies and improve business processes and operations. The consultants assisted in providing benchmark data and are currently assisting with the design of an improved operating model and supply chain function. The Company expects this consulting assistance to conclude in 2023 in line with the planning stages of the final components of the transformation plan. Corporate and Other Operating Profit (loss) includes other consulting expense of $19.1 million and $21.5 million for the quarter and six month periods ended June 26, 2022, respectively, as well as incentive compensation for all periods presented.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the quarters and six months ended July 2, 2023 and June 26, 2022:

	Quarter Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
North America	$382.0	$433.3	$661.1	$838.5
Europe	131.9	162.1	263.5	338.8
Asia Pacific	66.4	66.6	129.7	118.8
Latin America	74.9	72.2	121.3	110.9
Net revenues	$655.2	$734.2	$1,175.6	$1,407.0
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters and six months ended July 2, 2023 and June 26, 2022:

	Quarter Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Tabletop Gaming	$298.5	$361.8	$516.4	$554.0
Digital and Licensed Gaming	77.1	58.0	154.4	128.6
Net revenues	$375.6	$419.8	$670.8	$682.6
The following table represents consolidated Entertainment segment net revenues by category for the quarters and six months ended July 2, 2023 and June 26, 2022:

	Quarter Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Film and TV	$153.3	$148.2	$321.7	$338.4
Family Brands	25.9	22.8	42.9	46.0
Music and Other	—	14.2	—	28.3
Net revenues	$179.2	$185.2	$364.6	$412.7
Effective for the first quarter of 2023, the Company realigned its brand portfolios to correspond with the Blueprint 2.0 strategy. Net Revenues by Brand Portfolio below have been restated to present net revenues and operating profit under the realigned structure. See note 1 for more information on the Company's brand portfolio realignment.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents consolidated net revenues by brand portfolio for the quarters and six months ended July 2, 2023 and June 26, 2022:

	Quarter Ended		Six Months Ended
Net revenues	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Franchise Brands	$788.4	$826.0	$1,401.8	$1,476.4
Partner Brands	172.9	219.4	305.6	425.9
Portfolio Brands	107.1	135.8	199.1	248.4
Non-Hasbro Branded Film & TV	141.6	158.0	304.5	351.6
Total	$1,210.0	$1,339.2	$2,211.0	$2,502.3
Net revenues from Hasbro's Total Gaming category, including all gaming revenue, most notably DUNGEONS & DRAGONS, MAGIC: THE GATHERING and Hasbro Gaming, totaled $491.2 million and $528.3 million for the quarters ended July 2, 2023 and June 26, 2022, respectively, of which MAGIC: THE GATHERING contributed $311.0 million and $365.5 million, respectively. Net revenues from Hasbro's Total Gaming category totaled $877.7 million and $907.1 million for the six months ended July 2, 2023 and June 26, 2022, respectively, of which MAGIC: THE GATHERING contributed $540.1 million and $562.7 million, respectively.
(14) Restructuring Actions
During 2018 and 2020, the Company took certain restructuring actions including headcount reduction aimed at right-sizing the Company’s cost-structure and integration actions related to the acquisition of eOne. As of July 2, 2023, the Company had a remaining balance of $7.1 million in severance and other employee expenses related to these programs included within other accrued liabilities in the Consolidated Balance Sheets, after making payments of $2.0 million in fiscal 2023. Substantially all of the remaining cash payments related to these programs are expected to be made by the end of 2024.
During 2022, in support of Blueprint 2.0, Hasbro announced an Operational Excellence program ("the Program"), an ongoing enterprise-wide initiative intended to improve our business through specialized organizational programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. Charges related to the Program were recorded in Selling, Distribution and Administration within Corporate and Other. These actions are expected to be substantially complete by the end of 2024. Going forward, the Company may implement further cost-saving initiatives under the Program that could result in additional restructuring charges including severance and other employee charges.
As of July 2, 2023, the liability balance included within other accrued liabilities in the Consolidated Balance Sheets for the restructuring actions associated with the Program is as follows:

Operational Excellence	Severance	Total
Balance at December 25, 2022	$84.9	$84.9
2023 charges	—	—
2023 payments	(26.1)	(26.1)
Balance at July 2, 2023	$58.8	$58.8
The following table presents the restructuring charges incurred to date under the Program, along with the estimated charges expected to be incurred on approved initiatives under the plan as of July 2, 2023:

Operational Excellence	Severance	Total
Charges incurred to date	$94.1	$94.1
Estimated charges to be incurred on approved initiatives	—	—
Total expected charges on approved initiatives	$94.1	$94.1
(15) Subsequent Event
Sale of Non-core Film and TV Business
On August 3, 2023, the Company announced it reached a definitive agreement with Lionsgate Entertainment Corp. to sell its eOne Film and TV business for approximately $500.0 million, consisting of $375.0 million in cash, subject to certain purchase

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
price adjustments, and the assumption by Lionsgate of production financing loans. The sale will include a team of employees, a content library of approximately 6,500 titles, active productions for certain non-Hasbro owned intellectual properties, and the eOne unscripted television business which will also include rights to produce certain Hasbro-based shows.
The pending transaction is subject to receipt of regulatory approvals and satisfaction of customary closing conditions and is expected to close before the end of fiscal 2023. The Company intends to use the net proceeds from the sale to retire floating rate debt and for other general corporate purposes.
Following the transaction, Hasbro will maintain the capability to develop and produce entertainment including animation, digital shorts, scripted TV and theatrical films related to core Hasbro IP. The Family Brands business, including the brands PEPPA PIG and PJ MASKS, are not included in the sale transaction.

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
EXECUTIVE SUMMARY
Hasbro, Inc. (“Hasbro”) is a toy and game company whose mission is to entertain and connect generations of fans through the wonder of storytelling and exhilaration of play. Hasbro delivers engaging brand experiences for global audiences across gaming, consumer products and entertainment, with a portfolio of iconic brands including MAGIC: THE GATHERING, DUNGEONS & DRAGONS, Hasbro Gaming, NERF, TRANSFORMERS, PLAY-DOH and PEPPA PIG, as well as premier partner brands.
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
Recent Developments
Executive Leadership
On April 12, 2023, the Company announced the appointment of Gina Goetter as Chief Financial Officer, effective May 18, 2023, following the Company’s Annual Meeting of Shareholders. Ms. Goetter joins Hasbro from Harley Davidson, Inc., where she served as Chief Financial Officer. Prior to her time at Harley Davidson, Inc., Ms. Goetter served in senior leadership roles at Tyson Foods, Inc. and General Mills, Inc.
On April 12, 2023, the Company announced the appointment of Tim Kilpin as President, Toys, Licensing & Entertainment, effective April 24, 2023. Mr. Kilpin joins Hasbro from PlayMonster Group, LLC, where he served as Executive Chairman and Chief Executive Officer. Previously, Mr. Kilpin held senior leadership positions within the toy and entertainment industry at companies that include Activision Blizzard, Inc., Mattel, Inc. and The Walt Disney Company.
Strategic Review
On October 4, 2022, following a several months long strategic review of our business led by our CEO, we announced a revised strategic plan guided by our new Blueprint 2.0, a consumer-centric framework for bringing compelling and expansive brand experiences to audiences around the world. Our Blueprint 2.0 strategy focuses on what has driven our business for the past one hundred years and will serve as our foundation going forward: Play. During our review, with the assistance of a third party consultant, we identified opportunities to focus and scale our business, enhance operational excellence, including through specialized organizational programs and supply chain transformation, to drive growth and profit and enhance shareholder value. We are increasing strategic investment in our most valuable and profitable franchises across toys, games, entertainment and licensing, and exiting certain non-core aspects of the business.

Sale of Non-core Film and TV Business
On August 3, 2023, the Company announced it reached a definitive agreement with Lionsgate Entertainment Corp. to sell its eOne Film and TV business for approximately $500.0 million, consisting of $375.0 million in cash, subject to certain purchase price adjustments, and the assumption by Lionsgate of production financing loans. The sale will include a team of talented employees, a content library of approximately 6,500 titles, active productions for certain non-Hasbro owned intellectual properties such as The Rookie and Yellow Jackets franchises, and the eOne unscripted television business, which will also include rights to produce certain Hasbro-based shows like Play-Doh Squished.
The pending transaction is subject to receipt of regulatory approvals and satisfaction of customary closing conditions and is expected to close before the end of fiscal 2023. The Company intends to use the net proceeds from the sale to retire floating rate debt and for other general corporate purposes.
Following the transaction, Hasbro will maintain the capability to develop and produce entertainment including animation, digital shorts, scripted TV and theatrical films related to core Hasbro IP. The Family Brands business, including the brands PEPPA PIG and PJ MASKS, are not included in the sale transaction.
Impairment of Film and TV Reporting Unit
During the second quarter of 2023, the Company determined that a triggering event occurred following a downward revision of the Company's financial forecast for its Film and TV business, driven by challenging industry conditions that include the ongoing strike by the Writers Guild of America. As a result, the Company performed a quantitative impairment test and determined that the Film and TV reporting unit within the Company's Entertainment segment, was impaired. During the second quarter of 2023, the Company recorded pre-tax non-cash impairment charges of $296.2 million as the carrying value of the Film and TV reporting unit exceeded its estimated fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. These impairment charges consisted of a $231.2 million goodwill impairment charge associated with goodwill assigned to the Company's Film and TV reporting unit, recorded within Impairment of Goodwill and a $65.0 million intangible asset impairment charge related to the Company's definite-lived intangible eOne Trademark, recorded in Selling, Distribution and Administration costs, within the Consolidated Statements of Operations for the quarter and six months ended July 2, 2023.
Hasbro Transformation Office
Under our new strategic plan, we launched the Hasbro Transformation Office (HTO), a team of leaders dedicated to running a disciplined, purpose-built company that is simpler, more efficient and redesigned to drive long-term sustainable growth in markets in which we compete. Our HTO aligns and delivers on our Operational Excellence program, an enterprise-wide cost-saving initiative intended to improve our business financially, operationally and culturally from our current state and designed to deliver $250 million to $300 million in run-rate cost savings by the end of 2025. During the first half of 2023, we realized an additional $84 million of cumulative gross cost savings.
Workforce Reduction
In alignment with the objectives of our Operational Excellence program as described in Note 1 of our consolidated financial statements, on January 26, 2023, we announced the undertaking of certain organizational changes which will result in the elimination of approximately 1,000 positions from our global workforce in 2023, or approximately 15% of global full-time employees.
Brand Portfolio Realignment
Effective for the first quarter 2023, we realigned our brand portfolios to correspond with the evolution of our Blueprint 2.0 strategy. We are focusing on fewer, bigger, more profitable brands that showcase our leadership in preschool toys, action figures and accessories, games, arts & crafts, and outdoor action brands.
Our new product categories are as follows:
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

During each of the periods presented in this Form 10-Q there were certain charges incurred which impacted operating segment results in the Company’s Consumer Products and Entertainment segments as well as Corporate and Other. These charges are discussed below in Results of Operations - Consolidated.
Second quarter 2023 highlights:
•Second quarter net revenues of $1.2 billion decreased 10% compared to the second quarter of 2022 and included an unfavorable foreign currency translation of $3.5 million. Absent the unfavorable impact of foreign currency exchange, second quarter net revenues decreased 9%.
•Consumer Products segment net revenues declined 11% to $655.2 million; Wizards of the Coast and Digital Gaming segment net revenues declined 11% to $375.6 million; and Entertainment segment net revenues declined 3% to $179.2 million.
•Net revenues from Franchise Brands declined 5%; Partner Brands net revenues declined 21%; Portfolio Brands net revenues declined 21%; and Non-Hasbro Branded Film and TV net revenues declined 10%.
•Operating losses were $188.6 million, or 15.6% of net revenue in the second quarter of 2023 compared to operating profit of $219.1 million, or 16.4% of net revenue, in the second quarter of 2022.
•Operating results in the Consumer Products segment increased greater than 100% to an operating profit of $11.4 million; Wizards of the Coast and Digital Gaming segment operating profit decreased 37% to $142.3 million; Entertainment segment operating results decreased greater than 100% to an operating loss of $324.2 million; and Corporate and Other operating losses increased 27% to an operating loss of $18.1 million.
•Operating results in the second quarter of 2023 were negatively impacted by pre-tax non-cash impairment charges of $296.2 million ($279.9 million after tax) associated with the impairment review of the Company's Film and TV reporting unit, consisting of $231.2 million of goodwill impairment and $65.0 million ($48.7 million after tax) of intangible asset impairment related to the Company's definite-lived intangible eOne Trademark.
•Certain other charges impacting operating segment performance for the second quarter of 2023 and 2022, in the Company’s Consumer Products, Entertainment and Corporate and Other segments, are discussed below in Results of Operations - Consolidated.
•The net loss attributable to Hasbro, Inc. was $235.0 million, or $(1.69) per share, in the second quarter of 2023 compared to net earnings of $142.0 million, or $1.02 per diluted share, in the second quarter of 2022.
First six months 2023 highlights:
•Net revenues decreased 12% to $2,211.0 million in first six months of 2023 compared to $2,502.3 million in the first six months of 2022. The decrease in net revenues included $19.3 million of unfavorable foreign currency translation. Absent the impact of foreign currency exchange, net revenues decreased 11%.
•Net revenues in the Consumer Products segment decreased 16% to $1,175.6 million; Wizards of the Coast and Digital Gaming segment net revenues decreased 2% to $670.8 million; and Entertainment segment net revenues decreased 12% to $364.6 million.
•Net revenues from Franchise Brands decreased 5%; Partner Brands net revenues decreased 28%; Portfolio Brands net revenues decreased 20%; and Non-Hasbro Branded Film and TV net revenues decreased 13% during the first six months of 2023.
•Operating losses were $170.7 million, or 7.7% of net revenues, in the first six months of 2023 compared to operating profit of $339.1 million, or 13.6% of net revenues, in the first six months of 2022.
•Operating results in the Consumer Products segment decreased greater than 100% to an operating loss of $34.6 million; Wizards of the Coast and Digital Gaming segment operating profit decreased 34% to $219.1 million; Entertainment segment operating results decreased greater than 100% to an operating loss of $332.9 million; and Corporate and Other operating losses increased by 4% to an operating loss of $22.3 million.
•Operating results in the first six months of 2023 were negatively impacted by pre-tax non-cash impairment charges of $296.2 million ($279.9 after tax) associated with the impairment review the Company's Film and TV reporting unit, consisting of $231.2 million of goodwill impairment and $65.0 million ($48.7 million after tax) of intangible asset impairment related to the Company's definite-lived intangible eOne Trademark.

•Certain other charges impacted operating segment performance for the first six months of 2023 and 2022, in the Company’s Consumer Products, Entertainment and Corporate and Other segments, which are discussed further below in Segment Results.
•The net loss attributable to Hasbro, Inc. was $257.1 million, or $(1.85) per share, in the first six months of 2023 compared to net earnings attributable to Hasbro, Inc. of $203.2 million, or $1.46 per diluted share, in the first six months of 2022.
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
SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarters and six-month periods ended July 2, 2023 and June 26, 2022.

	Quarter Ended		Six Months Ended
	July 2, 2023	June 26, 2022	July 2, 2023	June 26, 2022
Net revenues	$1,210.0	$1,339.2	$2,211.0	$2,502.3
Operating (loss) profit	(188.6)	219.1	(170.7)	339.1
(Loss) earnings before income taxes	(227.9)	179.9	(248.9)	260.1
Net (loss) earnings	(234.9)	140.5	(256.6)	203.4
Net earnings (loss) attributable to noncontrolling interests	0.1	(1.5)	0.5	0.2
Net (loss) earnings attributable to Hasbro, Inc.	(235.0)	142.0	(257.1)	203.2
Diluted (loss) earnings per share	(1.69)	1.02	(1.85)	1.46
RESULTS OF OPERATIONS – CONSOLIDATED
Net (loss) earnings and diluted (loss) earnings per share attributable to Hasbro, Inc. for the quarters and six-month periods ended July 2, 2023 and June 26, 2022 include certain charges as described below.
2023
•Net charges of $279.9 million or $2.01 per share for the quarter and six-month periods ended July 2, 2023, as a result of the Company's impairment review of its Film and TV reporting unit, consisting of a non-cash goodwill impairment charge of $231.2 million recorded in Impairment of Goodwill and intangible asset impairment charges of $48.7 million related to the Company's definite-lived intangible eOne Trademark, recorded within Selling, Distribution and Administration. These charges were recorded within the Entertainment segment.
•Net charges of $14.3 million, or $0.10 per diluted share, and $27.6 million, or $0.20 per diluted share, for the quarter and six-month periods ended July 2, 2023, respectively, of intangible amortization costs related to certain intangible assets acquired in the eOne Acquisition. These expenses are allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
•Net charges of $8.0 million, or $0.06 per diluted share, and $16.1 million, or $0.12 per diluted share, for the quarter and six-month periods ended July 2, 2023, respectively, of Operational Excellence program related consultant and transformation office expenses included within Selling, Distribution and Administration within Corporate and Other.
•Net charges of $1.7 million, or $0.01 per diluted share for the six-month period ended July 2, 2023, associated with retention awards granted in connection with the eOne Acquisition. These expenses were incurred during the first quarter of 2023 and are included within Selling, Distribution and Administration within the Corporate and Other.

2022
•Net charges of $15.3 million, or $0.11 per diluted share and $31.2 million, or $0.22 per diluted share, of intangible amortization costs for the quarter and six-month periods ended June 26, 2022, respectively, related to certain intangible assets acquired in the eOne acquisition. These expenses are allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
•Net charges of $3.3 million, $0.02 per diluted share and $5.6 million, or $0.04 per diluted share, for the quarter and six-month periods ended June 26, 2022, respectively, of expense associated with retention awards granted in connection with the eOne acquisition. These expenses are included within Selling, Distribution and Administration within Corporate and Other.
Second Quarter 2023
The quarters ended July 2, 2023 and June 26, 2022 were each 13-week periods.
Consolidated net revenues for the second quarter of 2023 declined 10% to $1,210.0 million from $1,339.2 million for the second quarter of 2022 and included an unfavorable $3.5 million impact from foreign currency translation as a result of weakening currencies, primarily in the Company's Asia Pacific markets, partially offset by favorable currency translation in Latin American markets.
The operating loss for the second quarter of 2023 was $188.6 million, or 15.6% of net revenues, compared to operating profit of $219.1 million, or 16.4% of net revenues, for the second quarter of 2022. In addition to the charges described above, operating results in the second quarter of 2023 reflect lower revenue volumes, primarily within the Consumer Products segment and to a lesser extent, within the Wizards of the Coast and Digital Gaming segment, higher program amortization costs reflecting production asset impairment charges associated with Dungeons & Dragons: Honor Among Thieves, and higher royalty expenses associated with the release of Lord of the Rings: Tales of Middle-earth. These impacts to operating results were partially offset by lower administrative costs and higher net revenues from licensed consumer products during the second quarter of 2023.
The following table presents net revenues by product category for the quarters ended July 2, 2023 and June 26, 2022.

	Quarter Ended
	July 2, 2023	June 26, 2022	% Change
Franchise Brands	$788.4	$826.0	-5%
Partner Brands	172.9	219.4	-21%
Portfolio Brands	107.1	135.8	-21%
Non-Hasbro Branded Film & TV	141.6	158.0	-10%
Total	$1,210.0	$1,339.2	-10%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 5% in the second quarter of 2023 compared to the second quarter of 2022. Drivers of the net revenue decrease include lower net revenues from MAGIC: THE GATHERING products due primarily to the timing of set releases during the second quarter of 2023 compared to the second quarter of 2022, lower net revenues NERF products and to a lesser extent, lower net revenues from PLAY-DOH products. These net revenue decreases were partially offset by higher net revenues from TRANSFORMERS products, supported by the June 2023 theatrical release of Transformers: Rise of the Beasts as well as higher net revenues from DUNGEONS & DRAGONS digital gaming products reflecting the addition of net revenues from D&D Beyond, acquired during the second quarter of 2022, as well as from the release of Dungeons & Dragons: Honor Among Thieves.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 21% in the second quarter of 2023 compared to the second quarter of 2022. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues from partner brands fluctuate depending on entertainment popularity, release dates and related product line offerings. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms.
During the second quarter of 2023, Partner Brands net revenue decreases were driven by lower sales of the Company's products for DISNEY FROZEN and DISNEY PRINCESS due to the expiration of the related license agreements in December 2022, lower net revenues from the Company's products for STAR WARS and MARVEL compared to the second quarter of 2022, which benefited from a robust slate of entertainment releases without comparable releases in the second quarter of 2023. These decreases were partially offset by net revenues from the introduction of the Company's products for INDIANA JONES supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.

PORTFOLIO BRANDS: Portfolio Brands net revenues decreased 21% in the second quarter of 2023 compared to the second quarter of 2022. Lower net revenues from FURREAL FRIENDS and PJ MASKS products and to a lesser extent, lower net revenues from MY LITTLE PONY products were partially offset by net revenue contributions from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023.
NON-HASBRO BRANDED FILM & TV: Net revenues from Non-Hasbro Branded Film & TV decreased 10% in the second quarter of 2023 compared to the second quarter of 2022 driven by lower net revenues from unscripted programming, due to the timing of deliveries and lower broadcast licensing revenues reflecting the lower number of new deliveries during the second quarter of 2023 compared to 2022. These decreases were partially offset by higher net revenues from scripted programming deliveries, including A Gentleman in Moscow and The Recruit season two, as well as higher net revenues from film deliveries during the second quarter of 2023.
First Six Months 2023
The six-month periods ended July 2, 2023 and June 26, 2022 were 27-week and 26-week periods, respectively.
For the first six months of 2023, consolidated net revenues decreased 12% compared to the first six months of 2022 and reflect an unfavorable variance of $19.3 million of foreign currency translation due to weaker currencies across the Company's European and Asia Pacific markets, partially offset by favorable currency translation in Latin American markets when compared to the first six months of 2022.
Operating losses for the first six months of 2023 were $170.7 million, or 7.7% of net revenues, compared to an operating profit of $339.1 million, or 13.6% of net revenues, for the first six months of 2022. In addition to the charges to operating profit described above, the operating profit decrease was driven by lower revenue volumes and higher sales allowances and closeout sales to sell through inventory, higher program amortization costs due to production asset impairment charges of $25.0 million associated with Dungeons & Dragons: Honor Among Thieves, higher marketing and sales expenses and higher advertising expenses associated with certain entertainment releases during the first six months of 2023. These negative impacts to operating profit were partially offset by lower product costs and lower royalty expense as result of the decline of Partner Brand sales, driven by the expiration of certain license agreements in December 2022.
The following table presents net revenues by brand and entertainment portfolio for the first six months of 2023 and 2022.

	Six Months Ended
	July 2, 2023	June 26, 2022	% Change
Franchise Brands	$1,401.8	1,476.4	-5%
Partner Brands	305.6	425.9	-28%
Portfolio Brands	199.1	248.4	-20%
Non-Hasbro Branded Film & TV	304.5	351.6	-13%
Total	$2,211.0	2,502.3	-12%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased 5% in the first six months of 2023 compared to 2022. The net revenue decrease was primarily driven by lower net revenues from NERF products and to a lesser extent, lower net revenues from PLAY-DOH products and lower net revenues from MAGIC: THE GATHERING products, primarily due to the timing of set deliveries during the first six months of 2023 compared to the first six months of 2022, in addition to lower net revenues from certain other Hasbro Gaming brands products. These decreases were partially offset by higher net revenues from TRANSFORMERS and DUNGEONS & DRAGONS products, supported by the June 2023 theatrical release of Transformers: Rise of the Beasts and the March 2023 theatrical release of Dungeons & Dragons: Honor Among Thieves.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 28% during the first six months of 2023 compared to 2022. Partner Brands net revenue decreases were primarily driven by lower sales of the Company's products for DISNEY FROZEN and DISNEY PRINCESS due to the expiration of the related license agreements in December 2022, lower net revenues from the Company's products for STAR WARS and MARVEL compared to the second quarter of 2022, which benefited from a robust slate of entertainment releases without comparable releases in the second quarter of 2023, and to a lesser extent, lower net revenues from BEYBLADE products. These decreases were partially offset by net revenues from the introduction of the Company's products for INDIANA JONES, supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.

PORTFOLIO BRANDS: Portfolio Brands net revenues decreased 20% for the first six months of 2023 compared to the first six months of 2022. Net revenue declines during the first six months of 2023 were driven by lower sales of FURREAL FRIENDS and PJ MASKS products and to a lesser extent, lower sales of BABY ALIVE and MY LITTLE PONY products. These decreases were partially offset by higher net revenues from GI JOE products as well as net revenue contributions from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023.

NON-HASBRO BRANDED FILM & TV: Net revenues from the Non-Hasbro Branded Film & TV portfolio decreased 13% for the first six months of 2023 compared to the first six months of 2022. In the first six months of 2023, net revenue declines were driven by lower unscripted television deliveries due primarily to the timing of deliveries in 2023 compared to 2022 and lower net revenues from film production deliveries reflecting fewer new entertainment releases in 2023 compared to 2022. These decreases were partially offset by higher net revenues from scripted television programming deliveries during the first six months of 2023.
SEGMENT RESULTS
Second Quarter 2023
The following table presents net external revenues and operating profit (loss) for the Company's principal segments for the quarters ended July 2, 2023 and June 26, 2022:

	Quarter Ended
	July 2, 2023	June 26, 2022	% Change
Net revenues
Consumer Products	$655.2	$734.2	-11%
Wizards of the Coast and Digital Gaming	375.6	419.8	-11%
Entertainment	179.2	185.2	-3%

Operating Profit (Loss)
Consumer Products	$11.4	$(6.5)	>100%
Wizards of the Coast and Digital Gaming	142.3	225.6	-37%
Entertainment	(324.2)	14.3	>-100%
Corporate and Other	(18.1)	(14.3)	-27%
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the quarters ended July 2, 2023 and June 26, 2022.

	Quarter Ended
	July 2, 2023	June 26, 2022
North America	$382.0	$433.3
Europe	131.9	162.1
Asia Pacific	66.4	66.6
Latin America	74.9	72.2
Net revenues	$655.2	$734.2
The Consumer Products segment net revenues declined 11% to $655.2 million for the second quarter of 2023 compared to $734.2 million for the second quarter of 2022 and included the impact of an unfavorable $1.1 million currency translation.
Drivers of the net revenue decrease include lower sales of NERF and PLAY-DOH products, lower sales of the Company's products for DISNEY PRINCESS and DISNEY FROZEN, following the expiration of associated license agreements in December 2022, and to a lesser extent, lower sales of the Company's products for STAR WARS compared to the second quarter of 2022, which benefited from a variety of entertainment releases without a comparable slate in the second quarter of 2022. These net revenue decreases were partially offset by higher sales of TRANSFORMERS products supported by the theatrical release of Transformers: Rise of Beasts in June 2023, sales of the Company's refreshed lineup of FURBY products subsequent to the reintroduction of the brand during the second quarter of 2023, sales of the Company's products for INDIANA JONES following the June 2023 theatrical release of Indiana Jones and the Dial of Destiny and higher consumer products licensing revenues reflecting certain licensing agreements entered into during 2023. Overall segment net revenue declines were primarily attributable to North America and to a lesser extent, the Company's European markets, partially offset by higher net revenues from the Company's Latin American markets during the second quarter of 2023.
Consumer Products segment operating profit for the second quarter of 2023 was $11.4 million or 1.7% of segment net revenues, compared to segment operating losses of $6.5 million or 0.9% of segment net revenues, for the second quarter of 2022. The increase in operating profit in the second quarter of 2023 was driven by lower inventory costs and lower administrative expenses due to savings realized from the Company's Operational Excellence program, as well as lower advertising and promotion expense, lower royalty expenses and higher consumer products licensing revenue due to the mix of products sold during the second quarter of 2023 compared to the second quarter of 2022, where segment operating losses were driven by higher inventory obsolescence costs related to products in Russia and higher distribution costs as a result of global supply chain disruptions. These benefits to operating profit were partially offset by lower overall segment net revenues, including higher levels of closeout sales and sales allowances during the second quarter of 2023.
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters ended July 2, 2023 and June 26, 2022.

	Quarter Ended
	July 2, 2023	June 26, 2022
Tabletop Gaming	$298.5	$361.8
Digital and Licensed Gaming	77.1	58.0
Net revenues	$375.6	$419.8
Wizards of the Coast and Digital Gaming segment net revenues declined 11% in the second quarter of 2023 to $375.6 million from $419.8 million in the second quarter of 2022. Foreign currency translation did not have a material impact on Wizards of the Coast and Digital Gaming segment net revenues during the second quarter of 2023.
The net revenue decrease in the Wizards of the Coast and Digital Gaming segment during the second quarter of 2023 was attributable to lower net revenues from Wizards of the Coast tabletop gaming products, most notably, MAGIC: THE GATHERING, driven by the timing of set releases compared to the second quarter of 2022, which included one additional set release during the quarter. These decreases were partially offset by higher digital gaming net revenues, primarily reflecting a full quarter of net revenues from D&D Beyond in 2023, compared to a partial quarter in 2022 following the Company's May 2022 acquisition of the digital role-playing game toolset as well as higher net revenues from Magic: The Gathering Arena.
Wizards of the Coast and Digital Gaming segment operating profit was $142.3 million, or 37.9% of segment net revenues for the second quarter of 2023, compared to operating profit of $225.6 million, or 53.7% of segment net revenues, for the second quarter of 2022. The operating profit decrease during the second quarter of 2023 was driven by lower net revenues described above, higher royalty expenses associated with the Lord of the Rings: Tales of Middle-earth set released in June 2023 and higher administrative expenses including costs to acquire and retain talent, increased rent expense and higher depreciation expense associated with capitalized digital gaming initiatives within the segment.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for the quarters ended July 2, 2023 and June 26, 2022.

	Quarter Ended
	July 2, 2023	June 26, 2022
Film and TV	$153.3	$148.2
Family Brands	25.9	22.8
Music and Other	—	14.2
Net revenues	$179.2	$185.2
Entertainment segment net revenues declined 3% to $179.2 million for the second quarter of 2023, compared to $185.2 million for the second quarter of 2022 and included the impact of an unfavorable $2.1 million foreign currency translation.

The net revenue decrease during the second quarter of 2023 was primarily the result of the exit of certain non-core business during the fourth quarter of 2022, and to a lesser extent, lower unscripted television net revenues due to the timing of deliveries compared to the second quarter of 2022 and lower broadcast licensing revenues reflecting the lower number of new deliveries during the second quarter of 2023 compared to 2022. These decreases were partially offset by higher net revenues from scripted programming deliveries including A Gentleman in Moscow and The Recruit season two, higher net revenues from film deliveries such as Dungeons & Dragons: Honor Among Thieves and higher net revenues from the Company's Family Brands business, due to the renewal of certain streaming content agreements during the second quarter of 2023.
Entertainment segment operating losses were $324.2 million, or 180.9% of segment net revenues for the second quarter of 2023, compared to operating profit of $14.3 million, or 7.7% of segment net revenues for the second quarter of 2022.
The decrease in Entertainment segment operating results during the second quarter of 2023 was driven by a non-cash goodwill impairment charge of $231.2 million and intangible asset impairment charges of $65.0 million ($48.7 million after tax), associated with the impairment review of the Company's Film and TV reporting unit, as well as higher program amortization costs due to production asset impairment charges recorded during the second quarter of 2023 associated with Dungeons & Dragons: Honor Among Thieves, and lower net revenues described above.
Corporate and Other
Corporate and Other operating losses were $18.1 million for the second quarter of 2023 compared to operating losses of $14.3 million for the second quarter of 2022. The operating loss increase the second quarter of 2023 was primarily the result of Operational Excellence program related consultant fees and transformation office expenses associated with Company's cost-savings initiatives described earlier, as well as higher royalty expense and higher marketing and sales expenses within the segment.
First Six Months 2023
The following table presents net revenues and operating profit (loss) for the Company's principal segments for each of the six-month periods ended July 2, 2023 and June 26, 2022.

	Six Months Ended
	July 2, 2023	June 26, 2022	% Change
Net revenues
Consumer Products	$1,175.6	$1,407.0	-16%
Wizards of the Coast and Digital Gaming	670.8	682.6	-2%
Entertainment	364.6	412.7	-12%

Operating Profit (Loss)
Consumer Products	$(34.6)	$2.1	>-100%
Wizards of the Coast and Digital Gaming	219.1	332.0	-34%
Entertainment	(332.9)	26.5	>-100%
Corporate and Other	(22.3)	(21.5)	-4%
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the six-month periods ended July 2, 2023 and June 26, 2022.

	Six Months Ended
	July 2, 2023	June 26, 2022
North America	$661.1	$838.5
Europe	263.5	338.8
Asia Pacific	129.7	118.8
Latin America	121.3	110.9
Net Revenues	$1,175.6	$1,407.0
The Consumer Products segment net revenues decreased 16% to $1,175.6 million for the first six months of 2023 compared to $1,407.0 million for the first six months of 2022 and included the impact of an unfavorable $9.3 million currency translation.
Consumer Products net revenue declines during the first six months of 2023 were driven primarily by lower sales of the Company's Partner Brand products for DISNEY PRINCESS and DISNEY FROZEN, following the expiration of associated license agreements in December 2022, and lower sales of the Company's products for MARVEL and STAR WARS compared to the first six months of 2022, which benefited from a variety of entertainment releases without a comparable slate in the first six months of 2023. In addition, lower net revenues certain Franchise Brands products including NERF, and to a lesser extent, PLAY-DOH products as well as certain classic Hasbro Gaming products, contributed to the decrease. These decreases were partially offset by net revenue increases from TRANSFORMERS products, supported by the theatrical release of Transformers: Rise of Beasts in June 2023, and to a lesser extent, net revenue increases from GI JOE and DUNGEONS & DRAGONS products. In addition to these increases, sales of the Company's refreshed lineup of FURBY products following the reintroduction of the brand during the second quarter of 2023 and sales of the Company's products for INDIANA JONES following the June 2023 theatrical release of Indiana Jones and the Dial of Destiny, and higher consumer products licensing revenues, reflecting certain licensing agreements entered during the first six months of 2023, contributed to segment net revenues. Overall, segment net revenue declines were primarily attributable to North America as and to a lesser extent, the Company's European markets, partially offset by higher net revenues from the Company's Latin American markets during the first six months of 2023.
Consumer Products segment operating losses for the first six months of 2023 were $34.6 million or 2.9% of segment net revenues, compared to segment operating profit of $2.1 million or 0.1% of segment net revenues, for the first six months of 2022. The decrease in operating results in the first six months of 2023 was driven by lower sales volumes and higher sales allowances, primarily across North America and Europe, reflecting efforts to reduce retail inventory levels. These impacts to operating profit were partially offset by lower product costs associated with inventory management described above, lower royalty expenses as a result of the decline of Partner Brands sales during the first six months of 2023, due primarily to the expiration of certain licenses in December 2022, as well as lower advertising and promotion costs and lower administrative expenses reflecting savings realized from the Company's Operational Excellence program.
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the six-month periods ended July 2, 2023 and June 26, 2022.

	Six Months Ended
	July 2, 2023	June 26, 2022
Tabletop Gaming	$516.4	$554.0
Digital and Licensed Gaming	154.4	128.6
Net revenues	$670.8	$682.6
Wizards of the Coast and Digital Gaming segment net revenues decreased 2% in the first six months of 2023 to $670.8 million from $682.6 million in the first six months of 2022 and included the impact of an unfavorable $3.5 million foreign currency translation.

The net revenue decrease in the Wizards of the Coast and Digital Gaming segment during the first six months of 2023 was driven primarily by lower net revenues from Wizards of the Coast tabletop gaming products, most notably, MAGIC: THE GATHERING, due to the timing of card set releases compared to the first six months of 2022. This net revenue decrease was partially offset by higher digital gaming net revenues from Magic: The Gathering Arena and higher net revenues from D&D Beyond, reflecting a full six months of net revenues in 2023 compared to 2022, when it was acquired by the Company during the second quarter.
Wizards of the Coast and Digital Gaming segment operating profit was $219.1 million, or 32.7% of segment net revenues for the first six months of 2023, compared to operating profit of $332.0 million, or 48.6% of segment net revenues for the first six months of 2022. The operating profit decrease during the first six months of 2023 was driven primarily by higher inventory costs, higher royalty expenses attributable the Lord of the Rings: Tales of Middle-earth release, higher product development costs as we continue to invest in Wizards of the Coast and Digital Gaming initiatives, as well as higher administrative expenses including costs to attract and retain talent and higher marketing and sales expenses.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for the six-month periods ended July 2, 2023 and June 26, 2022.

	Six Months Ended
	July 2, 2023	June 26, 2022
Film and TV	$321.7	$338.4
Family Brands	42.9	46.0
Music and Other	—	28.3
Net revenues	$364.6	$412.7
Entertainment segment net revenues for the six months ended July 2, 2023 decreased 12% to $364.6 million from $412.7 million for the six months ended June 26, 2022, and included the impact of an unfavorable $6.4 million foreign currency translation.
The segment net revenue decrease during the first six months of 2023 was driven by lower film deliveries, lower unscripted television content deliveries and lower net revenues from streaming content sales compared to the first six months of 2022. To a lesser extent, the exit of certain non-core business during the fourth quarter of 2022 contributed to segment net revenue declines during the first six months of 2023. These decreases were partially offset by higher net revenues from scripted programming deliveries that included A Gentleman in Moscow, The Rookie season five and The Recruit season two, as well as higher net revenues from film deliveries, most notably Dungeons & Dragons: Honor Among Thieves, and higher net revenues from the Company's Family Brands business, due to the renewal of certain streaming content agreements during the first six months of 2023 related to programs featuring the Company's brands.
Entertainment segment operating losses were $332.9 million, or 91.3% of net revenues, for the six months ended July 2, 2023, compared to operating profit of $26.5 million, or 6.4% of segment net revenues, for the six months ended June 26, 2022. The Entertainment segment operating loss during the first six months of 2023 was driven by a non-cash goodwill impairment charge of $231.2 million and intangible asset impairment charges of $65.0 million ($48.7 million after tax), associated with the impairment review of the Company's Film and TV reporting unit. In addition, Entertainment segment operating losses were attributable to higher program amortization costs due to production asset impairment charges recorded during the second quarter of 2023 associated with Dungeons & Dragons: Honor Among Thieves, as well as the mix of content delivered in the first six months of 2023 compared to the first six months of 2022, and higher advertising and promotional expenses. These increases were partially offset by cost savings associated with the exit of certain non-core business during the fourth quarter of 2022 and lower royalty expenses within the Company's film and TV business due to the mix of content delivered during the first six months of 2023, compared to the first six months of 2022.
Corporate and Other
Operating losses in Corporate and Other for the first six months of 2023 were $22.3 million, compared to operating losses of $21.5 million for the first six months of 2022. The increase in operating losses during the first six months of 2023 was the result of expense associated with the Company's Operational Excellence program, most notably consultant fees as well as transformation office expenses associated with Company's cost-savings initiatives described above. These increases were partially offset by lower expense associated with retention awards granted in connection with the eOne Acquisition during the first six months of 2023 compared to the first six months of 2022.

OPERATING COSTS AND EXPENSES
Second Quarter 2023
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended July 2, 2023 and June 26, 2022.

	Quarter Ended
	July 2, 2023	June 26, 2022
Cost of sales	29.1%	30.7%
Program cost amortization	11.1%	6.0%
Royalties	9.9%	8.2%
Product development	6.0%	5.9%
Advertising	7.0%	6.3%
Amortization of intangible assets	1.9%	2.0%
Selling, distribution and administration	31.5%	24.4%
Impairment of Goodwill	19.1%	—%
Cost of sales for the second quarter of 2023 was $352.2 million, or 29.1% of net revenues, compared to $411.5 million, or 30.7% of net revenues, for the second quarter of 2022. The cost of sales decrease in dollars was driven primarily by lower sales volumes and cost savings realized from the exit of certain non-core business within the Entertainment segment as well as cost savings from the Company's Operational Excellence Program. These decreases were partially offset by the impact of higher closeout sales and higher sales allowances as well as higher inventory costs and higher expenses associated with digital gaming initiatives within the Wizards of the Coast and Digital Gaming segment during the second quarter of 2023 compared to the second quarter of 2022. As a percent of net revenues, the cost of sales decrease was primarily the result of the mix of net revenues during the second quarter of 2023 compared to the second quarter of 2022.
Program cost amortization increased to $134.4 million, or 11.1% of net revenues, for the second quarter of 2023 from $80.7 million, or 6.0% of net revenues, for the second quarter of 2022. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue. The increase in dollars and as a percent of net revenues during the second quarter of 2023 was driven by production assets impairment charges of $25.0 million associated with Dungeons & Dragons: Honor Among Thieves, as well as the volume and mix of entertainment content delivered during the second quarter of 2023, compared to the second quarter of 2022.
Royalty expense for the second quarter of 2023 decreased to $119.9 million, or 9.9% of net revenues, compared to $110.1 million, or 8.2% of net revenues, for the second quarter of 2022. Fluctuations in royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The increase in royalty expense in dollars and as a percent of net revenues during the second quarter of 2023 was driven by royalty rates associated with the release of the Lord of the Rings: Tales of Middle-earth card set in June 2023, partially offset by lower sales of Partner Brands products in the second quarter of 2023, driven by the exit of certain license agreements in December 2022.
Product development expense for the second quarter of 2023 was $72.4 million, or 6.0% of net revenues, compared to $79.2 million, or 5.9% of net revenues, for the second quarter of 2022. The decrease during the second quarter of 2023 was driven by lower costs, most notably within the Company's Consumer Products business, as a result of the focus on fewer, bigger, more profitable brands in alignment with the Company's consumer-centric Blueprint 2.0 strategy.
Advertising expense for the second quarter of 2023 was $85.1 million, or 7.0% of net revenues, compared to $84.2 million, or 6.3% of net revenues, for the second quarter of 2022. Advertising spend is generally impacted by revenue mix and the number and type of entertainment releases delivered. The advertising expense increase during the second quarter of 2023 was driven by advertising costs within the Entertainment and Wizards of the Coast and Digital Gaming segments, in support of the theatrical release of Dungeons & Dragons: Honor Among Thieves and advertising costs associated with D&D Beyond, acquired during the second quarter of 2022. These increases were partially offset by lower advertising expenses within the Consumer Products segment, primarily due to lower revenues and mix of sales during the second quarter of 2023.
Amortization of intangible assets decreased to $22.8 million, or 1.9% of net revenues, for the second quarter of 2023, compared to $27.2 million, or 2.0% of net revenues, for the second quarter of 2022. The decrease in 2023 reflects lower expense due to the partial impairment of the Company's definite-lived Power Rangers intangible assets during the fourth quarter of 2022, as well as lower expense due to certain classic gaming properties becoming fully amortized during the first quarter of 2023. These decreases were partially offset by additional expense associated with assets acquired through the D&D Beyond Acquisition during the second quarter of 2022.
Selling, distribution and administration expenses increased to $380.6 million, or 31.5% of net revenues for the second quarter of 2023, from $327.2 million, or 24.4% of net revenues, for the second quarter of 2022. The increase in selling, distribution and administration expenses primarily reflects $65.0 million of intangible asset impairment charges related to the Company's definite-lived intangible eOne Trademark, associated with the impairment review of the Company's Film and TV reporting unit, as well as consultant and transformation office charges totaling $10.4 million associated with the Company's Operational Excellence program. In addition to these charges, higher marketing and sales costs within the Wizards of the Coast and Digital Gaming segment contributed to the increase. These increases were partially offset by lower compensation expense combined with lower costs for professional services compared to the second quarter of 2022.
Impairment of goodwill of $231.2 million, or 19.1% of net revenues for the second quarter of 2023 reflects non-cash goodwill impairment charges, recorded within the Entertainment segment, associated with the impairment review of the Company's Film and TV reporting unit.
First Six Months 2023
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the six-month periods ended July 2, 2023 and June 26, 2022.

	Six Months Ended
	July 2, 2023	June 26, 2022
Cost of sales	28.8%	29.8%
Program cost amortization	11.6%	8.8%
Royalties	8.5%	8.0%
Product development	7.0%	5.9%
Advertising	7.6%	6.5%
Amortization of intangible assets	2.1%	2.2%
Selling, distribution and administration	31.6%	25.3%
Impairment of goodwill	10.5%	—%
Cost of sales for the six months ended July 2, 2023 decreased to $637.5 million, or 28.8% of net revenues, from $744.6 million, or 29.8% of net revenues for the six months ended June 26, 2022. The cost of sales decrease was driven primarily by lower sales volumes and cost savings realized from the Company's Operational Excellence Program, as well as the exit of certain non-core business, partially offset by the impact of higher closeout sales and higher sales allowances, as well as higher product input costs, primarily within the Wizards of the Coast and Digital Gaming Segment during the first six months of 2023 compared to the first six months of 2022. As a percent of net revenues, the cost of sales decrease was primarily the result of the mix of net revenues during the second quarter of 2023 compared to the second quarter of 2022.
Program cost amortization increased in the first six months of 2023 to $256.9 million, or 11.6% of net revenues, from $219.2 million, or 8.8% of net revenues, in the first six months of 2022. The program cost amortization increase in dollars and as a percent of net revenues during the first six months of 2023, was driven by production asset impairment charges of $25.0 million associated with Dungeons & Dragons: Honor Among Thieves, as well as the volume and mix of entertainment content delivered during the first six months of 2023 compared to the first six months of 2022.
Royalty expense for the six months ended July 2, 2023 was $188.9 million, or 8.5% of net revenues, compared to $200.2 million, or 8.0% of net revenues, for the six months ended June 26, 2022. The decrease in royalty expense during the first six months of 2023 reflects lower sales of Partner Brands products and the exit of certain license agreements in December 2022, partially offset by royalty expense associated with the Lord of the Rings: Tales of Middle-earth card set released in June 2023.
Product development expense for the six months ended July 2, 2023 was $155.7 million, or 7.0% of net revenues, compared to $148.8 million, or 5.9% of net revenues, for the six months ended June 26, 2022. The increase in product development expense in the first six months of 2023 was driven by higher investments and costs to support the Company's Wizards of the Coast tabletop and digital gaming initiatives, partially offset by lower personnel costs with the Consumer Products segment.

Advertising expense for the six months ended July 2, 2023 was $167.9 million, or 7.6% of net revenues, compared to $161.8 million, or 6.5% of net revenues, for the six months ended June 26, 2022. The advertising expense increase during the first six months of 2023 was driven by higher expense within the Entertainment and Wizards of the Coast and Digital Gaming segments, in support of the theatrical release of Dungeons & Dragons: Honor Among Thieves and advertising costs associated with D&D Beyond, acquired during the second quarter of 2022. These increases were partially offset by lower expense within the Consumer Products segment, due to the mix product sales and timing of advertising expenditures during the first six months of 2023.
Amortization of intangible assets was $45.9 million, or 2.1% of net revenues, for the six months ended July 2, 2023 compared to $54.3 million, or 2.2% of net revenues, in the first six months of 2022. The decrease in 2023 reflects lower expense due to the partial impairment of the Company's definite-lived Power Rangers intangible assets during the fourth quarter of 2022 as well as lower expense due to certain classic gaming properties becoming fully amortized during the first quarter of 2023. These decreases were partially offset by additional expense associated with assets acquired through the D&D Beyond Acquisition during the second quarter of 2022.
Selling, distribution and administration expenses were $697.7 million, or 31.6% of net revenues for the six months ended July 2, 2023, compared to $634.3 million, or 25.3% of net revenues, for the six months ended June 26, 2022. The increase in selling, distribution and administration expenses primarily reflects $65.0 million of intangible asset impairment charges related to the Company's definite-lived intangible eOne Trademark, associated with the impairment review of the Company's Film and TV reporting unit, as well as consultant and transformation office charges totaling $21.0 million associated with the Company's Operational Excellence program. These increases were partially offset by lower compensation expense associated with workforce reductions combined with lower shipping costs compared to the first six months of 2022 where costs were higher due to global supply chain disruptions.
Impairment of goodwill of $231.2 million, or 10.5% of net revenues for the first six months of 2023 reflects non-cash goodwill impairment charges recorded during the second quarter, within the Entertainment segment, associated with the impairment review of the Company's Film and TV reporting unit.
NON-OPERATING EXPENSE (INCOME)
Interest expense for the second quarter and first six months of 2023 totaled $46.6 million and $92.9 million, respectively, compared to $41.7 million and $83.3 million in the second quarter and first six months of 2022, respectively. The increase in interest expense for the second quarter and first six months of 2023 primarily reflects higher interest expense related to the Company's variable term loan facilities, due to higher interest rates in 2023 compared to 2022, and to a lesser extent, higher interest expense related to borrowings from the Company's production financing credit facilities.
Interest income was $5.8 million and $11.8 million for the second quarter and first six months of 2023, respectively, compared to $2.7 million and $4.8 million in the second quarter and first six months of 2022, respectively. Higher interest income in 2023 primarily reflects higher average interest rates in 2023 compared to 2022.
Other income, net was $1.5 million and $2.9 million for the second quarter and first six months of 2023, respectively, compared to other expense, net of $0.2 million and $0.5 million in the second quarter and first six months of 2022, respectively. The increase in other income during 2023 was driven primarily by the revaluation of certain contingent consideration liability balances and higher earnings from the Company's joint venture with Discovery during the first six months of 2023 compared to the first six months 2022. These increases were partially offset by the impairment of an office building lease within the Entertainment segment.
INCOME TAXES
Income tax expense totaled $7.0 million on pre-tax loss of $227.9 million in the second quarter of 2023 compared to income tax expense of $39.4 million on pre-tax income of $179.9 million in the second quarter of 2022. For the six-month period, income tax expense totaled $7.7 million on pre-tax loss of $248.9 million compared to an income tax expense of $56.7 million on pre-tax income of $260.1 million in 2022. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. The second quarter and six-month periods of 2023 include an impairment of goodwill related to our Film and TV reporting unit in the amount of $231.2 million with no tax benefit. During the first six months of 2023, exclusive of the goodwill impairment, favorable discrete tax adjustments recorded by the Company were a net benefit of $8.9 million compared to a net benefit of $3.2 million in the first six months of 2022. The favorable discrete tax adjustments for the first six months of 2023 are primarily associated with a tax benefit on the impairment of trade names in the Entertainment segment, offset by stock-based compensation and net activity related to uncertain tax positions, primarily interest accruals. The favorable discrete tax adjustments for the first six months of 2022 were primarily associated with the release of certain valuation allowances in the first quarter of 2022. Absent discrete items, the tax rates for the first six months of 2023 and 2022 were 35.3% and 23.0% respectively. The increase in the base rate of 35.3% for the first six months of 2023 is primarily due to the mix of jurisdictions where the Company earned its profits combined with the phasing of the Company's income earned throughout 2023.
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
Quick response inventory management practices being used by retailers, along with growth in ecommerce result in the increasing trend of order placement for immediate delivery and fewer orders being placed well in advance of shipment. Retailers prefer timing their orders for fulfillment by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during the holiday selling season as they anticipate, their demand for additional product earlier in the following fiscal year could be curtailed, thus negatively impacting the Company’s future revenues. In 2022, the Company's inventory levels and retailer order patterns reflected the impact of global consumer demand as it began to outpace the capacity of the global supply chain infrastructure. Supply chain constraints, including overcrowding of cargo ports and shipping container and truck transportation shortages led to higher costs for ocean, air and over the road freight and delays in the availability of products, due to extended inventory transit times. These and other disruptions continued to some extent into the second half of 2022. In response to these disruptions, the Company accelerated certain inventory purchases during the first half of 2022, to ensure sufficient finished goods and raw material availability ahead of expected periods of high consumer demand. However, during the second half of 2022, the effects of supply chain disruptions began to subside, most notably the U.S, and Europe, leading to higher inventory levels heading into fiscal 2023, as compared to prior years. The Company has continued to closely manage its inventory levels through closeout sales and by monitoring consumer purchase patterns, resulting in lower inventory balances as of the second quarter of 2023, compared to the second quarter of 2022, while ensuring adequate supply of new product despite clearing excess supply to mitigate the risk of inventory obsolescence.
Unlike the Company's retail sales patterns, revenue patterns from the Company's entertainment businesses fluctuate based on the timing and popularity of television, film, streaming and digital content releases. Release dates are determined by factors including the timing of holiday periods, geographical release dates and competition in the market.
Russian Sanctions
As a result of the military conflict in Ukraine, which has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, the Company paused all shipments and new content distribution into Russia. The impact to the Company’s operating results includes a loss of both revenue and operating profit, neither of which are material to our total revenue or operating profit. As of December 25, 2022, the Company had exhausted all locally held inventories, recovered all receivables and released all reserves in Russia. Any longstanding disruptions may magnify the impact of other risks described in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 25, 2022.
Accounting Pronouncement Updates
As of July 2, 2023, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements. The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 2022.
Recently Issued Accounting Pronouncements
As of July 2, 2023, there were no recently issued accounting pronouncements that are expected to have a material impact on the Company's consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first six months of 2023 and 2022, the Company primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, borrowings under its commercial paper program and available lines of credit. In addition, the Company’s Entertainment operating segment used production financing to fund certain of its television and film productions which are typically arranged on an individual production basis by using either the Company's revolving film and television production credit facility or through special purpose production subsidiaries. For more information on the Company's production financing facilities, including expected future repayments, see note 7 to the consolidated financial statements included in Part I, Item 1. Financial Statements, of this Form 10-Q.
During the remainder of 2023, the Company expects to continue to fund its working capital needs primarily through available cash, cash flows from operations and from production financing facilities and, if needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit and production financing, are adequate to meet its working capital needs for the remainder of 2023, including the repayment of the current portion of long-term debt of $69.4 million, as shown on the consolidated balance sheets which represents the current portion of required quarterly principal amortization payments for our term loan facilities and other production financing facilities, each as described below. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of July 2, 2023, the Company's cash and cash equivalents totaled $216.6 million, of which $4.9 million is restricted under the Company’s production financing facilities. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Cuts and Jobs Act of 2017 ("the Tax Act") provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of July 2, 2023, the Company had a total liability of $103.3 million related to this tax, $45.9 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $57.4 million is presented within other liabilities, non-current, on the consolidated balance sheets included in Part I, Item 1. Financial Statements, of this Form 10-Q. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of July 2, 2023, are denominated in the U.S. dollar.
Due to the seasonality in the Company's cash flow, management believes that on an interim basis, rather than discussing only its cash flows, a better understanding of its liquidity and capital resources can be obtained through a discussion of the various balance sheet categories. Also, as several of the major categories, including cash and cash equivalents, accounts receivable, inventories and short-term borrowings, fluctuate significantly from quarter to quarter, due to the seasonality of its business, management believes that a comparison to the comparable period in the prior year is generally more meaningful than a comparison to the prior year-end.

The table below outlines key financial information (in millions of dollars) pertaining to our consolidated balance sheets including the period-over-period changes.

	July 2, 2023	June 26, 2022	% Change
Cash and cash equivalents (including restricted cash of $4.9 and $41.9)	$216.6	$628.2	-66%
Accounts receivable, net	877.0	870.5	1%
Inventories	731.3	867.5	-16%
Prepaid expenses and other current assets	684.1	719.2	-5%
Other assets	1,621.3	1,367.6	19%
Accounts payable and accrued liabilities	1,732.8	1,923.2	-10%
Other liabilities	520.6	570.0	-9%
Accounts receivable increased 1% to $877.0 million as of July 2, 2023, compared to $870.5 million as of June 26, 2022. The increase in accounts receivable was driven by the increase in days sales outstanding from 59 days at June 26, 2022 to 66 days at July 2, 2023, offset by lower sales during the first six months of 2023.
Inventories decreased 16% to $731.3 million as of July 2, 2023, compared to $867.5 million as of June 26, 2022. The decrease during the first half of 2023 was driven primarily by lower inventory balances within the Consumer Products segment reflecting both reduced in transit times compared to 2022, and efforts to reduce retail inventory levels, most notably across Europe and to a lesser extent, in North America. These decreases were partially offset by higher inventory balances within the Wizards of the Coast and Digital Gaming segment, due to release schedule timing differences compared to the first half of 2022, in anticipation of several MAGIC: THE GATHERING set releases planned for the second half of 2023, and to a lesser extent, higher inventory balances for DUNGEONS & DRAGONS product.
Prepaid expenses and other current assets decreased 5% to $684.1 million as of July 2, 2023 from $719.2 million as of June 26, 2022. The decrease was driven by lower accrued income balances due to reduced accrued royalty and licensing balances, primarily attributable to the Company's Entertainment business, as well as lower accrued tax credit balances related to film and television production costs, due primarily to timing of tax credit claims. These decreases were partially offset by higher prepaid royalty balances, primarily associated with the timing of payments made within the Company's Consumer Products business.
Other assets increased 19% to $1,621.3 million as of July 2, 2023 from $1,367.6 million as of June 26, 2022. The increase was primarily driven by higher capitalized film and television production balances due to increased investments in productions compared to the first six months of 2022, increased investments in film and television development as well as higher deferred tax balances and higher non-current receivable balances within the Entertainment segment. These increases were partially offset by a lower balance for the Company's investment in Discovery Family Channel due to distributions received during 2022.
Accounts payable and accrued liabilities decreased 10% to $1,732.8 million as of July 2, 2023 from $1,923.2 million as of June 26, 2022 driven by lower accounts payable balances associated with the Company's global cost savings initiatives and the timing of payments, lower accrued freight balances as a result of improved supply chain conditions compared to the first six months of 2022, as well as lower accrued advertising and lower incentive bonus accrual balances. These decreases were partially offset by higher severance accrual balances related to the Company's cost savings initiatives mentioned above, higher accrued expenses for investments in content and production assets and a higher short-term transition tax liability balance reflecting the increase to the Company's 2023 installment payment due April 2024.
Other liabilities decreased 9% to $520.6 million as of July 2, 2023 from $570.0 million as of June 26, 2022. The decrease was primarily driven by a lower transition tax liability balance reflecting the reclassification of the 2023 installment payment due April 2024, lower long-term pension liability balances and lower long-term deferred tax balances reflecting the amortization of deferred tax liabilities. These decreases were partially offset by a higher long-term lease liability balance attributable to a lease entered during the first six months of 2023 in support the Wizards of the Coast and Digital Gaming segment, in addition to an increase to the liability balance for uncertain tax positions.

Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the six-month periods ended July 2, 2023 and June 26, 2022.

	July 2, 2023	June 26, 2022
Net cash provided by (utilized for):
Operating activities	$119.2	$147.8
Investing activities	(115.8)	(212.6)
Financing activities	(296.2)	(319.9)
Net cash provided by operating activities in the first six months of 2023 was $119.2 million compared to $147.8 million in the first six months of 2022. The $28.6 million decrease in net cash provided by operating activities was primarily attributable to lower earnings, excluding non-cash charges, during the first six months of 2023.
Net cash utilized for investing activities was $115.8 million in the first six months of 2023 compared to net cash utilized for investing activities of $212.6 million in the first six months of 2022. Additions to property, plant and equipment were $112.1 million in the first six months of 2023 compared to $75.8 million in the first six months of 2022, reflecting increased investments in the Company's digital gaming initiatives as well as right of use asset additions and leasehold improvements within the Wizards of the Coast and Digital Gaming segment. In 2022, net cash utilized for investing activities reflects a cash payment of $146.3 million made during the second quarter, related to the D&D Beyond Acquisition.
Net cash utilized for financing activities was $296.2 million in the first six months of 2023 compared to $319.9 million in the first six months of 2022. Financing activities in the first six months of 2023 include a $45.0 million of principal amortization payments toward the Five-Year Tranche loan described below, as well as drawdowns of $105.0 million and repayments of $142.5 million related to production financing loans. Financing activities in the first six months of 2022 include payments totaling $57.5 million toward the Five-Year Tranche loan consisting of $50.0 million principal and a quarterly principal amortization payment of $7.5 million, in addition to drawdowns of $137.7 million and repayments of $133.3 million, related to production financing loans, as well as cash payments of $124.0 million to repurchases the Company's common stock.
Dividends paid in the first six months of 2023 totaled $193.8 million, compared to $191.9 million in the first six months of 2022.
Sources and Uses of Cash
The Company commits to inventory production, advertising and marketing expenditures in support of its consumer products business, prior to the peak fourth quarter retail selling season. Accounts receivable increase during the third and fourth quarters as customers increase their purchases to meet expected consumer demand in the holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable sometimes makes it necessary for the Company to borrow amounts during the latter part of the year. In the Company's entertainment business, cash expenditures for productions are often made well in advance of sale and delivery of the content produced whereas trading card and digital gaming revenues have shorter collection periods, but product development expense often occurs years prior to release and revenue generation. During the first six months of 2023 and 2022, the Company primarily used cash from operations and, to a lesser extent, borrowings under its commercial program in addition to borrowings under its available lines of credit, in particular production financing vehicles, to fund its working capital.
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. During the second quarter of 2023, to meet certain of its short-term liquidity needs, the Company issued commercial paper notes under the Program, all of which were repaid by the Company prior to the close of the second quarter. At July 2, 2023, the Company had no outstanding borrowings related to the Program.
The Company has a second amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.5 billion. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 20, 2024. The Company was in compliance with all covenants as of July 2, 2023. The Company had no borrowings outstanding under its committed revolving credit facility as of July 2, 2023. However, letters of credit outstanding under this facility as of July 2, 2023 were approximately $4.0 million. Amounts available and unused under the committed line, at July 2, 2023 were approximately $1.5 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $9.8 million was utilized at July 2, 2023. Of the amount utilized under, or supported by, the uncommitted lines, the full $9.8 million represented letters of credit.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. As of July 2, 2023, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $335.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; $87.5 million in 2022; and, $45.0 million during the first six months of 2023. The Company is subject to certain financial covenants contained in this agreement and as of July 2, 2023, the Company was in compliance with these covenants. The terms of the Term Loan Facilities are described in note 7 to the consolidated financial statements included in Part I of this Form 10-Q.
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
The Company uses production financing facilities to fund its film and television productions which are arranged on an individual production basis by either special purpose production subsidiaries, each secured by the assets and future revenues of such production subsidiaries, which are non-recourse to the Company's assets, or through a senior revolving credit facility obtained in November 2021, dedicated to production financing. The Company's senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) provides the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provides the Company with the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Revolving Production Financing Agreement extends through November 22, 2024. The Company uses the RPCF to fund certain of the Company’s original film and TV production costs. Borrowings under the RPCF are non-recourse to the Company's assets. The Company expects to utilize the revolving production financing facility for the majority of its future production financing needs. During the first six months of 2023, the Company had total drawdowns of $142.5 million and repayments of $105.0 million towards these production financing facilities. As of July 2, 2023, the Company had outstanding production financing borrowings related to these facilities of $157.6 million, $9.4 million of which are recorded within the current portion of long-term debt and $148.2 million are recorded within short-term borrowings in the Company's consolidated balance sheets, included in Part I of this Form 10-Q.
The Company has principal amounts of long-term debt as of July 2, 2023 of $3.8 billion, due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $69.4 million is current at July 2, 2023 of which $60.0 million is related to principal amortization of the 5-year term loans due December 2024 and $9.4 million represents the Company's outstanding production financing facilities at July 2, 2023. In addition to the early repayment of the 2022 Notes described above, during the first quarter of 2021, the Company repaid in full, its 3.15% Notes in the aggregate principal amount of $300.0 million due in May 2021, including accrued interest. See note 7 to the Company’s consolidated financial statements in Part I of this Form 10-Q for additional information on long-term debt and long-term debt interest repayment, respectively.
The Company also had letters of credit and other similar instruments of approximately $13.8 million and purchase commitments of approximately $309.3 million outstanding at July 2, 2023.
Other contractual obligations and commercial commitments, as detailed in the Company's 2022 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. In 2023 Hasbro maintained its quarterly dividend rate of $0.70 per share for the dividends paid in February and May and has declared a third cash dividend of $0.70 per share payable on August 15, 2023 to shareholders of record as of August 1, 2023. In addition to the dividend, the Company periodically returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005 the Company's Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization was approved in May 2018 for $500 million. At July 2, 2023, $241.6 million remained available under these share repurchase authorizations. There were no share repurchases made during the first half of 2023. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.
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
FINANCIAL RISK MANAGEMENT
The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing and selling those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Euro, British pound sterling, Canadian dollar, Japanese Yen, Brazilian real and Mexican peso and, to a lesser extent, other currencies in Latin America and Asia Pacific countries.
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

The Company reflects derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. At July 2, 2023, these contracts had net unrealized losses of $2.1 million, of which $3.9 million of unrealized gains are recorded in prepaid expenses and other current assets, $0.4 million of unrealized gains are recorded in other assets, $6.0 million of unrealized losses are recorded in accrued liabilities and $0.4 million of unrealized losses are recorded in other liabilities. Included in accumulated other comprehensive loss at July 2, 2023 are deferred losses, net of tax, of $5.0 million, related to these derivatives.
At July 2, 2023, the Company had fixed-rate long-term debt of $3.8 billion. In May 2014, the Company issued an aggregate $600.0 million of long-term debt which consisted of $300.0 million of 3.15% Notes, subsequently repaid in 2021, and $300.0 million of 5.10% Notes due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at July 2, 2023 are deferred losses, net of tax, of $14.6 million related to these derivatives.
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
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 2, 2023. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 2, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Any strike, prolonged or new, by, or lockout of, one or more of the unions that provide personnel essential to the development, production or distribution of films or television programs, such as the strike by the Writers Guild of America, which began in May 2023, and the strike by the American actors' union SAG-AFTRA, which began on July 14, 2023, could delay or halt our and out partners' ongoing entertainment activities. Halts or delays, depending on the length of time, could cause a delay or interruption in our and our partners' development, production and release of new films and television programs, which could impact our entertainment business, and could also delay and/or lower the revenues we expected to receive from entertainment related toys, games and other merchandise.
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
There were no repurchases of the Company’s Common Stock during the six months ended July 2, 2023. At July 2, 2023, Hasbro had $241.6 million remaining available under its share repurchase authorization.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended July 2, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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

10.1**
Third Amendment to the Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, File No. 1-6682.)

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

HASBRO, INC.
(Registrant)

Date: August 4, 2023	By: /s/ Gina Goetter
Gina Goetter
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)