Form 10-Q
period 2023-10-01
HASBRO, INC.
filed 2023-11-01
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of October 26, 2023 was 138,764,146.

Forward Looking Statement Safe Harbor
Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies and plans; expectations relating to inventory; expectations relating to products, gaming and entertainment; anticipated cost savings; financial targets; and expectations relating to the announced sale of the non-core eOne film and TV business, including the timing of completion and use of proceeds. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties.
Factors that might cause such a difference include, but are not limited to:
•our ability to successfully execute on our Blueprint 2.0 strategy, including to focus on and scale select business initiatives and brands to drive profitability and to achieve anticipated cost savings;
•our ability to successfully compete in the play and entertainment industry, including to design and offer products that are sought after by consumers and retailers;
•our ability to successfully evolve and transform our business and capabilities to address the global consumer landscape;
•our ability to design, develop, manufacture, and ship products on a timely, cost-effective and profitable basis;
•risks relating to our ability to successfully complete the announced sale of the eOne Film and Television business, including uncertainty as to whether the transaction will be completed in a timely manner or at all; the conditions precedent to completion of the transaction will be satisfied; risks of unexpected costs, liabilities or delays; the effect of ongoing actors’ strikes; and the effect of the announcement, pendency or consummation of the transaction on customers, employees, actors, writers, producers and operating results;
•risks and challenges of selling products at retail, including lower consumer discretionary spending due to economic conditions, which could lead to increased promotions, discounts and other actions in the short term in an effort to reduce inventory;
•inflation and downturns in global and regional economic conditions or other events, such as government shutdowns, impacting one or more of the markets in which we sell products, which can negatively impact our retail customers and consumers, result in lower employment levels, consumer disposable income, retailer inventories and spending, including lower spending on purchases of our products;
•our dependence on third party relationships, including with third party manufacturers, licensors of brands, studios, content producers and entertainment distribution channels;
•the risk that any prolonged strike by, or lockout of, one or more of the unions that provide personnel essential to the production of films or television programs, such as the ongoing strike by the actors' unions, could delay or halt our ongoing development, production and distribution activities; halts or delays, depending on the length of time, could cause a delay or interruption in our release of new films and television programs, which could impact our entertainment business;
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
•risks associated with international operations, such as conflict in territories in which we operate, currency conversion, currency fluctuations, the imposition of tariffs, quotas, shipping delays or difficulties, border adjustment taxes or other protectionist measures, and other challenges in the territories in which we operate;
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
•the risk that acquisitions, dispositions and other investments we complete may not provide us with the benefits we expect, or the realization of such benefits may be significantly delayed. We may not achieve a successful or timely sale of non-core assets;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	October 1, 2023	September 25, 2022	December 25, 2022
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $1.1 million, $6.1 million and $14.5 million	$185.5	$551.6	$513.1
Accounts receivable, less allowance for doubtful accounts of $20.8 million, $21.8 million and $20.0 million	1,102.0	1,188.8	1,132.4
Inventories	617.7	844.5	676.8
Prepaid expenses and other current assets	286.2	658.8	676.8
Assets held for sale	1,048.7	16.8	—
Total current assets	3,240.1	3,260.5	2,999.1
Property, plant and equipment, less accumulated depreciation of $603.3 million, $640.3 million and $654.5 million	474.6	411.8	422.8
Other assets
Goodwill	3,238.8	3,469.8	3,470.1
Other intangible assets, net of accumulated amortization of $1,229.3 million, $1,094.6 million and $1,137.2 million	655.1	1,079.7	814.6
Other	731.6	1,404.3	1,589.3
Total other assets	4,625.5	5,953.8	5,874.0
Total assets	$8,340.2	$9,626.1	$9,295.9
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$—	$122.3	$142.4
Current portion of long-term debt	60.0	122.6	113.2
Accounts payable	371.4	559.5	427.3
Accrued liabilities	985.4	1,537.5	1,506.8
Liabilities held for sale	607.4	15.0	—
Total current liabilities	2,024.2	2,356.9	2,189.7
Long-term debt	3,654.6	3,725.1	3,711.2
Other liabilities	438.2	545.1	533.1
Total liabilities	$6,117.0	$6,627.1	$6,434.0
Redeemable noncontrolling interests	—	—	—
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at October 1, 2023, September 25, 2022, and December 25, 2022	110.1	110.1	110.1
Additional paid-in capital	2,574.1	2,530.1	2,540.6
Retained earnings	3,348.3	4,297.8	4,071.4
Accumulated other comprehensive loss	(208.4)	(324.9)	(254.9)
Treasury stock, at cost; 81,541,637 shares at October 1, 2023; 82,178,615 shares at September 25, 2022; and 82,106,383 shares at December 25, 2022	(3,626.3)	(3,637.1)	(3,634.4)
Noncontrolling interests	25.4	23.0	29.1
Total shareholders' equity	2,223.2	2,999.0	2,861.9
Total liabilities, noncontrolling interests and shareholders' equity	$8,340.2	$9,626.1	$9,295.9
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Net revenues	$1,503.4	$1,675.9	$3,714.4	$4,178.2
Costs and expenses:
Cost of sales	494.5	586.6	1,132.0	1,331.2
Program cost amortization	68.4	146.5	325.3	365.7
Royalties	106.9	135.1	295.8	335.3
Product development	76.7	82.4	232.4	231.2
Advertising	81.9	115.2	249.8	277.0
Amortization of intangibles	19.2	26.9	65.1	81.2
Selling, distribution and administration	352.3	365.8	1,050.0	1,000.1
Loss on assets held for sale	473.0	23.1	473.0	23.1
Impairment of goodwill	—	—	231.2	—
Total costs and expenses	1,672.9	1,481.6	4,054.6	3,644.8
Operating profit (loss)	(169.5)	194.3	(340.2)	533.4
Non-operating expense (income):
Interest expense	47.1	41.9	140.0	125.2
Interest income	(3.8)	(3.2)	(15.6)	(8.0)
Other (income) expense, net	2.2	(10.0)	(0.7)	(9.5)
Total non-operating expense, net	45.5	28.7	123.7	107.7
Earnings (loss) before income taxes	(215.0)	165.6	(463.9)	425.7
Income tax expense (benefit)	(44.6)	37.4	(36.9)	94.1
Net earnings (loss)	(170.4)	128.2	(427.0)	331.6
Net earnings (loss) attributable to noncontrolling interests	0.7	(1.0)	1.2	(0.8)
Net earnings (loss) attributable to Hasbro, Inc.	$(171.1)	$129.2	$(428.2)	$332.4

Net earnings (loss) per common share:
Basic	$(1.23)	$0.93	$(3.09)	$2.39
Diluted	$(1.23)	$0.93	$(3.09)	$2.39
Cash dividends declared per common share	$0.70	$0.70	$2.10	$2.10
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Net earnings (loss)	$(170.4)	$128.2	$(427.0)	$331.6
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	(2.7)	(72.0)	46.4	(103.0)
Unrealized holding losses on available-for-sale securities, net of tax	—	(0.1)	—	(0.3)
Net gains (losses) on cash flow hedging activities, net of tax	5.0	12.6	(2.2)	20.6
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	2.9	(5.9)	2.5	(7.2)
Amortization of unrecognized pension and postretirement amounts	(0.1)	0.1	(0.2)	0.3
Total other comprehensive earnings (loss), net of tax	$5.1	$(65.3)	$46.5	$(89.6)
Total comprehensive earnings (loss) attributable to noncontrolling interests	0.7	(1.0)	1.2	(0.8)
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$(166.0)	$63.9	$(381.7)	$242.8
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Nine months ended
	October 1, 2023	September 25, 2022
Cash flows from operating activities:
Net earnings (loss)	$(427.0)	$331.6
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	88.0	94.4
Amortization of intangibles	65.1	81.2
Impairment of goodwill	231.2	—
Impairment of intangible assets	65.0	—
Loss on assets held for sale	473.0	23.1
Program cost amortization	325.3	365.7
Deferred income taxes	(47.1)	(66.6)
Stock-based compensation	55.9	66.2
Other non-cash items	(6.6)	3.1
Change in operating assets and liabilities net of acquired balances:
(Increase) decrease in accounts receivable	(86.3)	201.8
Decrease (increase) in inventories	53.0	(327.2)
Decrease in prepaid expenses and other current assets	17.0	34.4
Program spend, net	(337.5)	(498.1)
Decrease in accounts payable and accrued liabilities	(127.5)	(22.7)
Change in net deemed repatriation tax	(34.4)	(18.4)
Other	27.8	(6.3)
Net cash provided by operating activities	334.9	262.2
Cash flows from investing activities:
Additions to property, plant and equipment	(160.4)	(130.7)
Acquisitions	—	(146.3)
Other	(2.2)	11.2
Net cash utilized by investing activities	(162.6)	(265.8)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	2.5	3.3
Repayments of borrowings with maturity greater than three months	(107.0)	(182.0)
Net proceeds from other short-term borrowings	0.3	121.6
Purchases of common stock	—	(125.0)
Stock-based compensation transactions	—	74.2
Dividends paid	(290.9)	(288.6)
Payments related to tax withholding for share-based compensation	(15.7)	(21.1)
Other	(7.2)	(25.4)
Net cash utilized by financing activities	(418.0)	(443.0)
Effect of exchange rate changes on cash	(11.5)	(16.2)
Net decrease in cash, cash equivalents and restricted cash	(257.2)	(462.8)
Net change due to cash classified as held for sale	(70.4)	(4.8)
Net decrease in cash, cash equivalents and restricted cash	(327.6)	(467.6)
Cash, cash equivalents and restricted cash at beginning of year	513.1	1,019.2
Cash, cash equivalents and restricted cash at end of period	$185.5	$551.6

Supplemental information
Cash paid during the period for:
Interest	$126.7	$107.1
Income taxes	$96.9	$157.2
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

Three Months Ended October 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, July 2, 2023	$110.1	2,554.6	3,618.1	(213.5)	(3,626.3)	27.2	$2,470.2	$—
Net loss attributable to Hasbro, Inc.	—	—	(171.1)	—	—	—	(171.1)	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.7	0.7	—
Other comprehensive earnings	—	—	—	5.1	—	—	5.1	—
Stock-based compensation transactions	—	(1.3)	—	—	(0.1)	—	(1.4)	—
Stock-based compensation expense	—	19.2	—	—	0.1	—	19.3	—
Dividends declared	—	1.6	(98.7)	—	—	—	(97.1)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.5)	(2.5)	—
Balance, October 1, 2023	$110.1	2,574.1	3,348.3	(208.4)	(3,626.3)	25.4	$2,223.2	$—

Three Months Ended September 25, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, June 26, 2022	$110.1	2,503.4	4,265.9	(259.6)	(3,636.2)	29.2	$3,012.8	$23.0
Net earnings attributable to Hasbro, Inc.	—	—	129.2	—	—	—	129.2	—
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1.0)	(1.0)	—
Other comprehensive loss	—	—	—	(65.3)	—	—	(65.3)	—
Stock-based compensation transactions	—	(1.5)	—	—	(0.1)	—	(1.6)	—
Purchases of common stock	—	—	—	—	(1.0)	—	(1.0)	—
Stock-based compensation expense	—	23.0	—	—	0.2	—	23.2	—
Dividends declared	—	0.7	(97.3)	—	—	—	(96.6)	—
Buyout of redeemable noncontrolling interest	—	4.5	—	—	—	—	4.5	(23.0)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(5.2)	(5.2)	—
Balance, September 25, 2022	$110.1	2,530.1	4,297.8	(324.9)	(3,637.1)	23.0	$2,999.0	$—

Nine Months Ended October 1, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 25, 2022	$110.1	2,540.6	4,071.4	(254.9)	(3,634.4)	29.1	$2,861.9	$—
Net loss attributable to Hasbro, Inc.	—		(428.2)	—	—	—	(428.2)	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	1.2	1.2	—
Other comprehensive earnings	—	—	—	46.5	—	—	46.5	—
Stock-based compensation transactions	—	(21.4)	—	—	5.6	—	(15.8)	—
Stock-based compensation expense	—	53.4	—	—	2.5	—	55.9	—
Dividends declared	—	3.6	(294.9)	—	—	—	(291.3)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(4.9)	(4.9)	—
Renegade buyout	—	(2.1)	—	—	—	—	(2.1)	—
Balance, October 1, 2023	$110.1	2,574.1	3,348.3	(208.4)	(3,626.3)	25.4	$2,223.2	$—

Nine Months Ended September 25, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interests
Balance, December 26, 2021	$110.1	2,428.0	4,257.8	(235.3)	(3,534.7)	37.2	$3,063.1	$23.9
Net earnings attributable to Hasbro, Inc.	—	—	332.4	—	—	—	332.4	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	(1.4)	(1.4)	0.6
Change in put option value	—	(0.4)	—	—	—	—	(0.4)	—
Other comprehensive loss	—	—	—	(89.6)	—	—	(89.6)	—
Stock-based compensation transactions	—	31.0	—	—	22.1	—	53.1	—
Purchases of common stock	—	—	—	—	(125.0)	—	(125.0)	—
Stock-based compensation expense	—	65.8	—	—	0.5	—	66.3	—
Dividends declared	—	1.2	(292.4)	—	—	—	(291.2)	—
Buyout of redeemable noncontrolling interest	—	4.5	—	—	—	—	4.5	(23.0)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(12.8)	(12.8)	(1.5)
Balance, September 25, 2022	$110.1	2,530.1	4,297.8	(324.9)	(3,637.1)	23.0	$2,999.0	$—

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all majority-owned subsidiaries ("Hasbro" or the "Company") as of October 1, 2023 and September 25, 2022, and the results of its operations and cash flows and shareholders' equity for the periods then ended in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.
The quarters ended October 1, 2023 and September 25, 2022 were each 13-week periods. The nine-month periods ended October 1, 2023 and September 25, 2022 were 40-week and 39-week periods, respectively.
The results of operations for the quarter ended October 1, 2023 are not necessarily indicative of results to be expected for the full year 2023, nor were those of the comparable 2022 period representative of those actually experienced for the full year 2022.
Significant Accounting Policies
The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 2022 ("2022 Form 10-K"). An update and supplement to these accounting policies for the treatment of assets and liabilities held for sale associated with our planned sale of the non-core eOne Film and TV business is below.
Assets and Liabilities Held for Sale
We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the sale price of the net assets is comparable to current fair value and (vi) actions required to complete the plan indicate it is unlikely that significant changes will be made or that management will withdraw from the sale. Assets and liabilities held for sale are presented separately on our consolidated balance sheets at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information in the notes presented do not include assets and liabilities that have been reclassified as held for sale as of October 1, 2023. See note 15 — Assets held for sale, for additional information.
Impairment of Film and TV Reporting Unit
During the second quarter of 2023, the Company determined that a triggering event occurred following a downward revision of the Company's financial forecast for its Film and TV business, driven by challenging industry conditions that included the strike by the Writers Guild of America. As a result, the Company performed a quantitative impairment test and determined that the Film and TV reporting unit within the Company's Entertainment segment, was impaired. During the second quarter of 2023, the Company recorded pre-tax non-cash impairment charges of $296.2 million as the carrying value of the Film and TV reporting unit exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. These impairment charges consisted of a $231.2 million goodwill impairment charge associated with goodwill assigned to the Company's Film and TV reporting unit, recorded within Impairment of Goodwill and a $65.0 million intangible asset impairment charge related to the Company's definite-lived intangible eOne Trademark, recorded in Selling, Distribution and Administration costs, within the Consolidated Statements of Operations for the nine months ended October 1, 2023.
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
Recently Adopted Accounting Standards
As of October 1, 2023, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
Issued Accounting Pronouncements
As of October 1, 2023, there were no recently issued accounting pronouncements that are expected to have a material effect on the Company’s financial statements.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The changes in carrying amounts of contract assets and liabilities for the nine months ended October 1, 2023 are as follows:

October 1, 2023
Assets
Balance at beginning of the year	$594.4
Recognized in current year	389.4
Amounts reclassified to accounts receivable	(427.4)
Reclassified to assets held for sale (1)	(384.6)
Foreign currency impact	(5.3)
Ending Balance	$166.5

Liabilities
Balance at beginning of the year	$113.0
Recognized in current year	254.5
Amounts in beginning balance reclassified to revenue	(68.3)
Current year amounts reclassified to revenue	(156.6)
Reclassified to liabilities held for sale (1)	(27.5)
Foreign currency impact	(2.1)
Ending Balance	$113.0
(1) See note 15 for additional information on assets and liabilities held for sale.
Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of October 1, 2023, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $137.3 million of which $120.5 million is attributable to the Company's non-core entertainment business, expected to be sold to Lionsgate. Of the performance obligations expected to be retained following the pending sale, we expect to recognize $6.4 million in the remainder of 2023, $5.5 million in 2024 and $5.0 million in 2025. These amounts include only fixed consideration.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the consolidated balance sheets as of October 1, 2023 and September 25, 2022 are primarily from contracts with customers. The Company had no material expense for credit losses for the quarters ended October 1, 2023 and September 25, 2022.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(3) Earnings (Loss) Per Share
Net earnings (loss) per share data for the quarters and nine months ended October 1, 2023 and September 25, 2022 were computed as follows:

	2023		2022
Quarter	Basic	Diluted	Basic	Diluted
Net (loss) earnings attributable to Hasbro, Inc.	$(171.1)	(171.1)	$129.2	129.2

Average shares outstanding	138.8	138.8	138.3	138.3
Effect of dilutive securities:
Options and other share-based awards	—	—	—	0.2
Equivalent Shares	$138.8	138.8	$138.3	138.5

Net (loss) earnings attributable to Hasbro, Inc. per common share	$(1.23)	(1.23)	$0.93	0.93

	2023		2022
Nine Months	Basic	Diluted	Basic	Diluted
Net (loss) earnings attributable to Hasbro, Inc.	$(428.2)	(428.2)	$332.4	332.4

Average shares outstanding	138.7	138.7	138.9	138.9
Effect of dilutive securities:
Options and other share-based awards	—	—	—	0.2
Equivalent Shares	$138.7	138.7	$138.9	139.1

Net (loss) earnings attributable to Hasbro, Inc. per common share	$(3.09)	(3.09)	$2.39	2.39
For the quarter and nine months ended October 1, 2023, options and restricted stock units totaling 2.1 million and 2.5 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the quarter and nine months ended September 25, 2022, options and restricted stock units totaling 2.9 million and 2.8 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the fiscal 2023 amount, 1.9 million and 1.7 million shares, respectively, would have been included in the calculation of diluted shares had the Company not had a net loss for the quarter and nine months ended October 1, 2023. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 0.4 million and 0.2 million shares, respectively, being included in the diluted earnings per share calculation for the quarter and nine months ended October 1, 2023.
(4) Goodwill
Changes in the carrying amount of goodwill, by operating segment, for the nine months ended October 1, 2023 and September 25, 2022 are as follows:

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2023
Balance as of December 25, 2022	$1,584.7	371.5	1,513.9	$3,470.1
Foreign exchange translation	(0.1)	—	—	(0.1)
Impairment during the period (1)	—	—	(231.2)	(231.2)
Balance as of October 1, 2023	$1,584.6	371.5	1,282.7	$3,238.8
(1) See note 1 for discussion of goodwill impairment recorded during the second quarter of 2023.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2022
Balance as of December 26, 2021	$1,584.9	307.3	1,527.4	$3,419.6
Acquired during the period	—	64.7	—	64.7
Foreign exchange translation	(0.4)	(0.5)	(1.8)	(2.7)
Impairment during the period	—	—	(11.8)	(11.8)
Balance as of September 25, 2022	$1,584.5	371.5	1,513.8	$3,469.8

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
(5) Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the consolidated statements of comprehensive earnings (loss). The following table presents the related tax effects on changes in other comprehensive earnings (loss) for the quarters and nine months ended October 1, 2023 and September 25, 2022.

	Quarter Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022

Other comprehensive earnings (loss), tax effect:
Tax expense on unrealized holding losses	$—	$—	$—	0.1
Tax (expense) benefit on cash flow hedging activities	(0.7)	(1.7)	1.6	(2.1)
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(0.9)	0.6	(1.4)	0.5
Amortization of unrecognized pension and postretirement amounts	—	—	0.1	(0.1)
Total tax effect on other comprehensive earnings (loss)	$(1.6)	$(1.1)	$0.3	(1.6)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Changes in the components of accumulated other comprehensive earnings (loss), net of tax for the nine months ended October 1, 2023 and September 25, 2022 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2023
Balance at December 25, 2022	$(3.0)	(12.0)	(0.1)	(239.8)	$(254.9)
Current period other comprehensive earnings (loss)	(0.2)	0.3	—	46.4	46.5
Balance at October 1, 2023	$(3.2)	(11.7)	(0.1)	(193.4)	$(208.4)

2022
Balance at December 26, 2021	$(35.1)	(6.0)	0.2	(194.4)	$(235.3)
Current period other comprehensive earnings (loss)	0.3	13.4	(0.3)	(103.0)	(89.6)
Balance at September 25, 2022	$(34.8)	7.4	(0.1)	(297.4)	$(324.9)
Gains (Losses) on Derivative Instruments
At October 1, 2023, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $2.7 million in accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the third quarter of 2023 or forecasted to be purchased during the remainder of 2023 and throughout 2024, intercompany expenses expected to be paid or received during 2023, television and movie production costs paid in 2023 or expected to be paid in 2024, and cash receipts for sales made at the end of the third quarter of 2023 or forecasted to be made in the remainder of 2023 and throughout 2024. These amounts will be reclassified into the consolidated statements of operations upon the sale of the related inventory, the recognition of the related production costs or the recognition of the related sales or intercompany expenses to be paid or received.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes that were repaid in full in the aggregate principal amount of $300.0 million in 2021 (See note 7), and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At October 1, 2023, deferred losses, net of tax of $14.4 million related to these instruments remained in AOCE. For the quarters ended October 1, 2023 and September 25, 2022, previously deferred losses of $0.2 million related to these instruments were reclassified from AOCE to net earnings. For the nine months ended October 1, 2023 and September 25, 2022, previously deferred losses of $0.5 million were reclassified from AOCE to net earnings, respectively.
Of the net deferred losses included in AOCE at October 1, 2023, the Company expects net losses of approximately $0.4 million to be reclassified to the consolidated statements of operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See note 11 for additional discussion on reclassifications from AOCE to earnings.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(6) Accrued Liabilities
Components of accrued liabilities for the periods ended October 1, 2023, September 25, 2022 and December 25, 2022 were as follows:

	October 1, 2023	September 25, 2022	December 25, 2022
Royalties	$148.9	$238.4	$195.4
Deferred revenue	112.1	132.2	111.3
Dividends	97.1	96.7	96.7
Cancellation charges	83.0	65.5	89.2
Other taxes	63.8	69.2	82.1
Payroll and management incentives	62.9	98.4	66.7
General vendor accruals	57.9	44.1	44.3
Severance	55.5	39.1	100.3
Advertising	52.3	103.5	53.2
Interest	38.1	38.7	31.0
Freight	32.3	47.7	28.5
Participations and residuals	30.4	266.7	300.2
Lease liability - current	28.1	40.4	39.6
Accrued income taxes	27.3	58.6	44.8
Defined contributions plans	27.3	26.7	30.0
Accrued expenses - IIP & IIC	2.7	51.9	80.8
Production payables	0.9	23.8	23.8
Other	64.8	95.9	88.9
Total accrued liabilities (1)	$985.4	$1,537.5	$1,506.8

(1) For the nine-month period ended October 1, 2023, liabilities of $607.4 million attributable to the Film & TV business, which were previously classified within Accrued liabilities, have been transferred to Liabilities held for sale. For the nine-month period ended September 25, 2022, liabilities of $15.0 million attributable to non-core entertainment businesses, which were previously classified within Accrued liabilities, were transferred to Liabilities held for sale.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At October 1, 2023, September 25, 2022 and December 25, 2022, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at October 1, 2023, September 25, 2022 and December 25, 2022 also include certain assets and liabilities measured at fair value (see notes 10 and 11) as well as long-term borrowings. The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of October 1, 2023, September 25, 2022 and December 25, 2022 are as follows:

	October 1, 2023		September 25, 2022		December 25, 2022
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	797.4	$900.0	804.6	$900.0	808.2
3.55% Notes Due 2026	675.0	629.3	675.0	633.4	675.0	635.3
3.00% Notes Due 2024	500.0	483.2	500.0	481.1	500.0	482.2
6.35% Notes Due 2040	500.0	483.7	500.0	497.8	500.0	498.4
3.50% Notes Due 2027	500.0	461.4	500.0	461.5	500.0	465.8
5.10% Notes Due 2044	300.0	245.1	300.0	258.3	300.0	261.1
6.60% Debentures Due 2028	109.9	113.0	109.9	114.1	109.9	112.1
Variable % Notes Due December 30, 2024	250.0	250.0	325.0	325.0	310.0	310.0
Production Financing Facilities(1)	—		62.6	62.6	53.2	53.2
Total long-term debt	$3,734.9	3,463.1	$3,872.5	3,638.4	$3,848.1	3,626.3
Less: Deferred debt expenses	20.3	—	24.8	—	23.7	—
Less: Current portion	60.0	—	122.6	—	113.2	—
Long-term debt	$3,654.6	3,463.1	$3,725.1	3,638.4	$3,711.2	3,626.3
(1) During the third quarter of 2023, all production financing facilities attributable to the non-core eOne Film and TV business, which were previously classified within Current portion of long-term debt, have been transferred to Liabilities held for sale.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
In September 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement”) with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). The full amount of the Term Loan Facilities was drawn down on December 30, 2019, the closing date of the eOne Acquisition. As of September 25, 2022, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $350.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; $87.5 million in 2022; and $60.0 million of principal amortization payments in the first nine months of 2023.

Loans under the remaining Five-Year Tranche bear interest at the Company’s option, at either the adjusted Term Secured Overnight Financing Rate ("SOFR"), plus an applicable margin, or the Base Rate, plus a per annum applicable rate that fluctuates between 100.0 basis points and 187.5 basis points, in the case of loans priced at the SOFR, and between 0.0 basis points and 87.5 basis points, in the case of loans priced at the Base Rate, in each case, based upon the non-credit enhanced, senior unsecured long-term debt ratings of the Company by Fitch Ratings Inc., Moody’s Investor Service, Inc. and S&P Global Rankings, subject to certain provisions taking into account potential differences in ratings issued by the relevant rating agencies or a lack of ratings issued by such rating agencies. Loans under the Five-Year Tranche require principal amortization payments that are payable in equal quarterly installments of 5.0% per annum of the original principal amount thereof for each of the first two years after funding, increasing to 10.0% per annum of the original principal amount thereof for each subsequent year. The Term Loan Agreement contains affirmative and negative covenants typical of this type of facility, including: (i) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (ii) restrictions on the incurrence of indebtedness, (iii) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (iv) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (v) the requirement that the Company maintain a Consolidated Total Leverage Ratio of no more than, depending on the gross proceeds of equity securities issued after the effective date of the acquisition of eOne, 5.65:1.00 or 5.40:1.00 for each of the first, second and third fiscal quarters ended after the funding of the Term Loan Facilities, with periodic step downs to 3.50:1.00 for the fiscal quarter ending December 31, 2023 and thereafter. As of October 1, 2023, the Company was in compliance with the financial covenants contained in the Term Loan Agreement.
The Company may redeem its 5.10% notes due in 2044 (the "2044 Notes") at its option, at the greater of the principal amount of the notes or the present value of the remaining scheduled payments, discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.
Current portion of long-term debt at October 1, 2023 of $60.0 million, as shown on the consolidated balance sheet, represents the current portion of required quarterly principal amortization payments for the Five-Year Tranche of the Term Loan Facilities. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2023 with the exception of annual principal payments related to the Term Loan Facilities.
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
Financing Arrangements
In September 2023, the Company entered into a third amended and restated revolving credit agreement with Bank of America, as administrative agent, swing line lender, a letter of credit issuer and a lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. It also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders.
Loans under the revolving credit facility bear interest, at the Company’s option, at either the Adjusted Term Benchmark Rate (determined in accordance with the Amended Revolving Credit Agreement), the Base Rate (determined in accordance with the Amended Revolving Credit Agreement) or the Daily Benchmark Rate (determined in accordance with the Amended Revolving Credit Agreement). In each case there is also a spread added to the rate, which fluctuates based upon the more favorable of the Company’s long-term debt ratings and the Company’s leverage. The Company is also required to pay a commitment fee in

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
respect to the unused commitments under the facility, the rate for which is also determined based upon the more favorable of the Company's long-term debt ratings and leverage.
The Amended Revolving Credit Agreement contains affirmative and negative covenants typical of this type of facility, including: (a) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (b) restrictions on the incurrence of indebtedness, (c) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (d) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (e) the requirement that the Company maintain: prior to the date on which the disposition of the Company’s eOne film and television business pursuant to the Equity Purchase Agreement, dated as of August 3, 2023, by and among the Company, Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.À.R.L. is consummated (the “EOne Disposition Date”), a Consolidated Total Leverage Ratio of no more than (1) 4.10:1.00 for the quarter ended September 30, 2023 and (2) 3.50:1.00 for the quarter ended December 31, 2023 and thereafter and on and after the EOne Disposition Date, a Consolidated Net Total Leverage Ratio of no more than (1) 4.00:1.00 for each of the quarters ended September 30, 2023 and December 31, 2023, (2) 3.75:1.00 for each of the first, second and fourth fiscal quarters of each year (other than 2023) and (3) 4.00:1:00 for the third fiscal quarter of each year (other than 2023).
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
Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received. The production financing facilities as of October 1, 2023, September 25, 2022 and December 25, 2022 are as follows:

	October 1, 2023	September 25, 2022	December 25, 2022
Production financing facilities included in the consolidated balance sheet as:
Current liabilities (1)	$—	$184.9	$195.6
(1) During the third quarter of 2023, production financing facilities of $150.9 million attributable to the non-core eOne Film and TV business, which were previously classified within Current portion of long-term debt, have been transferred to Liabilities held for sale.
The following table represents the movements in production financing loans during the first nine months of 2023:

Production Financing
December 25, 2022	$195.6
Drawdowns	117.9
Repayments	(162.0)
Reclass to Liabilities held for sale (2)	(150.9)
Foreign exchange differences	(0.6)
Balance at October 1, 2023	$—
(2) See note 15 for additional information on assets and liabilities held for sale.
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

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at October 1, 2023, September 25, 2022, and December 25, 2022:

	October 1, 2023 (1)	September 25, 2022	December 25, 2022
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization (2)	$78.3	$486.3	$584.5
Completed and not released	—	1.2	23.3
In production	27.2	176.9	199.4
Pre-production	18.4	109.7	41.3
	123.9	774.1	848.5
Film/TV Group Monetization
Released, net of amortization	14.6	24.5	25.8
In production	33.2	24.5	22.2
	47.8	49.0	48.0
Investment in Other Programming
Released, net of amortization	16.5	12.9	9.8
Completed and not released	—	0.3	—
In production	6.8	8.4	11.8
Pre-production	1.5	1.5	3.3
	24.8	23.1	24.9

Total Program Investments	$196.5	$846.2	$921.4
(1) During the third quarter of 2023, investments in productions and investments in acquired content rights of $734.5 million, net of accumulated amortization, attributable to the non-core eOne Film and TV business, which were previously classified within Other assets, were transferred to Assets held for sale.
(2) During the second quarter of 2023, the Company recorded film production cost impairment charges of $25.0 million associated with Dungeons & Dragons: Honor Among Thieves, within Program cost amortization in the Consolidated Statement of Operations, within the Entertainment Segment. The film impairment charges reflected the excess of the unamortized costs of the impaired film over its estimated fair value using estimated discounted future cash flows.
The Company recorded $325.3 million of program cost amortization related to released programming in the nine months ended October 1, 2023, consisting of the following:

	Investment in Production	Investment in Content	Total
Program cost amortization	$294.5	$30.8	$325.3
(9) Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
Our effective tax rate ("ETR") from continuing operations was 8.0% for the nine months ended October 1, 2023 and 22.1% for the nine months ended September 25, 2022.
The following items caused the year-to-date ETR to be significantly different from the prior year ETR:
•during the nine months ended October 1, 2023, the Company recorded an impairment of goodwill related to the Film and TV reporting unit of $231.2 million with no tax benefit. The Company also recorded a net discrete tax benefit of

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
$113.3 million, exclusive of the goodwill impairment, primarily associated with tax benefits on the impairment of trade names in the Entertainment segment during the second quarter and the $473.0 million loss on assets held for sale in the third quarter, and;
•during the nine months ended September 25, 2022, the Company recorded a net discrete tax benefit of $6.7 million, primarily associated with (i) the release of certain valuation allowances during the first quarter; (ii) the decrease to our liability for uncertain tax positions that resulted from statutes of limitations expiring in certain jurisdictions; and (iii) a benefit on the loss of assets held for sale in the third quarter.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At October 1, 2023, September 25, 2022 and December 25, 2022, the Company had the following assets and liabilities measured at fair value in its consolidated balance sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 1, 2023
Assets:
Available-for-sale securities (1)	$1.2	1.2	—	—
Derivatives (2)	8.3	—	8.3	—
Total assets	$9.5	1.2	8.3	—

Liabilities:
Derivatives (2)	$2.1	—	2.1	—
Option agreement	1.7	—	—	1.7
Total liabilities	$3.8	—	2.1	1.7

September 25, 2022
Assets:
Available-for-sale securities	$—	—	—	—
Derivatives	38.8	—	38.8	—
Total assets	$38.8	—	38.8	—

Liabilities:
Derivatives	$0.4	—	0.4	—
Option agreement	1.7	—	—	1.7
Total liabilities	$2.1	—	0.4	1.7

December 25, 2022
Assets:
Available-for-sale securities	$1.7	1.7	—	—
Derivatives	7.9	—	7.9	—
Total assets	$9.6	1.7	7.9	—

Liabilities:
Derivatives	$2.9	—	2.9	—
Option agreement	1.7	—	—	1.7
Total Liabilities	$4.6	—	2.9	1.7
(1) Available-for-sale securities include equity securities of one company quoted on an active public market.
(2) These balances include certain amounts attributable to the non-core eOne Film and TV business that were reclassified to Assets held for sale and Liabilities held for sale at October 1, 2023. See note 15 for additional information.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company's derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company’s option agreement relates to an equity method investment in Discovery Family Channel ("Discovery"). The option agreement is included in other liabilities at October 1, 2023, September 25, 2022 and December 25, 2022, and is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include the volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. There were no changes in these valuation techniques during the quarter ended October 1, 2023.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3):

	2023	2022
Balance at beginning of year	$(1.7)	$(1.7)
Balance at end of third quarter	$(1.7)	$(1.7)
(11) Derivative Financial Instruments
Hasbro uses foreign currency forward contracts and foreign exchange option contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales and television and film production costs (see note 7), as well as other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
Cash Flow Hedges
All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales, certain production expenses and other cross-border transactions, primarily for the remainder of 2023, and into 2024.

At October 1, 2023, September 25, 2022 and December 25, 2022, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	October 1, 2023 (1)		September 25, 2022		December 25, 2022
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$194.4	3.4	$144.7	12.6	$166.3	(2.7)
Sales	113.4	0.8	101.9	5.2	99.2	1.2
Production financing and other	70.5	(0.9)	106.7	7.2	116.8	1.5
Total	$378.3	3.3	$353.3	25.0	$382.3	—
(1) Includes certain cash flow hedges attributable to the non-core eOne Film and TV business, which were reclassified to Assets held for sale and Liabilities held for sale at October 1, 2023. See note 15 for additional information.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the consolidated balance sheets at October 1, 2023, September 25, 2022 and December 25, 2022 as follows:

	October 1, 2023 (1)	September 25, 2022	December 25, 2022
Prepaid expenses and other current assets
Unrealized gains	$5.9	$24.5	$4.3
Unrealized losses	(2.0)	(1.2)	(1.8)
Net unrealized gains	$3.9	$23.3	$2.5

Other assets
Unrealized gains	$1.5	$1.9	$0.3
Unrealized losses	(0.1)	(0.1)	—
Net unrealized gains	$1.4	$1.8	$0.3

Accrued liabilities
Unrealized gains	$0.4	$0.9	$1.6
Unrealized losses	(2.4)	(1.0)	(4.4)
Net unrealized losses	$(2.0)	$(0.1)	$(2.8)
(1) Includes certain balances attributable to the non-core eOne Film and TV business which were reclassified to Assets held for sale and Liabilities held for sale at October 1, 2023. See note 15 for additional information.

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters and nine months ended October 1, 2023 and September 25, 2022 as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Statements of Operations Classification
Cost of sales	$(1.8)	$5.9	$(0.5)	8.5
Net revenues	0.1	1.0	0.2	0.8
Other	(1.2)	(0.2)	(1.7)	(0.9)
Net realized (losses) gains	$(2.9)	$6.7	$(2.0)	8.4
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. Additionally, to manage transactional exposure to fair value movements on certain monetary assets and liabilities denominated in foreign currencies, the Company has implemented a balance sheet hedging program. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of October 1, 2023, September 25, 2022 and December 25, 2022 the total notional amounts of the Company's undesignated derivative instruments were $807.5 million, $601.3 million and $765.6 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At October 1, 2023, September 25, 2022 and December 25, 2022, the fair values of the Company's undesignated derivative financial instruments were recorded in the consolidated balance sheets as follows:

	October 1, 2023	September 25, 2022	December 25, 2022
Prepaid expenses and other current assets
Unrealized gains	$10.7	$19.6	$10.9
Unrealized losses	(7.7)	(6.0)	(5.9)
Net unrealized gains	$3.0	$13.6	$5.0

Accrued liabilities
Unrealized losses	(0.1)	(0.2)	—
Net unrealized losses	$(0.1)	$(0.2)	$—

Total unrealized gains, net	$2.9	$13.4	$5.0
The Company recorded net gains of $15.1 million and $26.4 million on these instruments to other (income) expense, net for the quarter and nine months ended October 1, 2023, respectively, and net gains of $28.7 million and $49.2 million for the quarter and nine months ended September 25, 2022, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
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
The rent expense under such arrangements and similar arrangements that do not qualify as leases under ASU 2016-02, net of sublease income amounted to $21.7 million and $70.0 million for the quarter and nine months ended October 1, 2023, respectively, and $24.2 million and $67.4 million for the quarter and nine months ended September 25, 2022, respectively, and was not material to the Company's financial statements. Due to the held for sale criteria being met as of October 1, 2023, certain lease assets attributable to the non-core eOne Film and TV businesses are no longer being depreciated. Expenses related to short-term leases (expected terms less than 12 months) or variable lease payments were not material in the quarters or nine months ended October 1, 2023 or September 25, 2022.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information related to the Company’s leases for the quarters and nine months ended October 1, 2023 and September 25, 2022 is as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2023 (1)	September 25, 2022	October 1, 2023 (1)	September 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.5	$12.7	$37.3	39.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases net of lease modifications	$9.2	$0.4	$76.9	—

Weighted Average Remaining Lease Term
Operating leases	7.4 years	4.5 years	7.4 years	4.5 years
Weighted Average Discount Rate
Operating leases	3.8%	3.4%	3.8%	3.4%
(1) Includes certain amounts attributable to the non-core eOne Film and TV businesses, which were transferred to Assets held for sale and Liabilities held for sale as of October 1, 2023. See note 15 for additional information.
The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our consolidated balance sheets as of October 1, 2023:

October 1, 2023 (1)
2023 (excluding the nine months ended October 1, 2023)	$11.0
2024	41.6
2025	36.0
2026	30.0
2027	21.6
2028 and thereafter	69.8
Total future lease payments	210.0
Less imputed interest	63.5
Present value of future operating lease payments	146.5
Less current portion of operating lease liabilities (2)	28.1
Non-current operating lease liability (3)	118.4
Operating lease right-of-use assets, net (4)	$121.9
(1) Includes certain assets and liabilities attributable to the non-core eOne Film and TV businesses, which were transferred to Assets held for sale and Liabilities held for sale as of October 1, 2023. See note 15 for additional information.
(2) Included in Accrued liabilities on the consolidated balance sheets.
(3) Included in Other liabilities on the consolidated balance sheets.
(4) Included in Property, plant, and equipment on the consolidated balance sheets.

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
Results shown for the quarter ended October 1, 2023 are not necessarily representative of those which may be expected for the full year 2023, nor were those of the comparable 2022 periods representative of those actually experienced for the full year 2022. Similarly, such results are not necessarily those which would be achieved were each segment an unaffiliated business enterprise.
Information by segment and a reconciliation to reported amounts for the quarters and nine months ended October 1, 2023 and September 25, 2022 are as follows:

	Quarter Ended
	October 1, 2023		September 25, 2022
Net revenues	External	Affiliate (b)	External	Affiliate (b)
Consumer Products	$956.9	$72.7	$1,160.8	$113.2
Wizards of the Coast and Digital Gaming	423.6	43.5	303.5	39.4
Entertainment	122.9	14.8	211.6	14.6
Corporate and Other	—	(131.0)	—	(167.2)
	$1,503.4	$—	$1,675.9	$—

	Nine Months Ended
	October 1, 2023		September 25, 2022
Net revenues	External	Affiliate (b)	External	Affiliate (b)
Consumer Products	$2,132.5	$226.8	$2,567.8	$350.3
Wizards of the Coast and Digital Gaming	1,094.4	136.6	986.1	122.1
Entertainment	487.5	39.4	624.3	41.3
Corporate and Other	—	(402.8)	—	(513.7)
	$3,714.4	$—	$4,178.2	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Quarter Ended		Nine Months Ended
Operating profit (loss)	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Consumer Products	$96.1	$136.8	$61.5	$138.9
Wizards of the Coast and Digital Gaming	203.4	102.2	422.5	434.2
Entertainment (a)	(468.5)	(28.9)	(801.4)	(2.4)
Corporate and Other (a)(c)	(0.5)	(15.8)	(22.8)	(37.3)
Operating profit (loss)	(169.5)	194.3	(340.2)	533.4
Interest expense	47.1	41.9	140.0	125.2
Interest income	(3.8)	(3.2)	(15.6)	(8.0)
Other non-operating expense (income)	2.2	(10.0)	(0.7)	(9.5)
Earnings (loss) before income taxes	$(215.0)	$165.6	$(463.9)	$425.7

Total assets	October 1, 2023	September 25, 2022	December 25, 2022
Consumer Products	$6,474.4	$5,817.9	$5,757.7
Wizards of the Coast and Digital Gaming	4,029.1	2,646.6	2,968.7
Entertainment (a)	5,346.7	6,158.5	6,273.3
Corporate and Other (a)	(7,510.0)	(4,996.9)	(5,703.8)
	$8,340.2	$9,626.1	$9,295.9

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
(c) Corporate and Other Operating profit (loss) includes Operational Excellence related transformation office and consulting fees of $8.4 million and $29.4 million, for the quarter and nine-month periods ended October 1, 2023, respectively, which are recorded within Selling, distribution and administration costs within the Consolidated Statements of Operations. Third party consultants were engaged to assist the Company in performing a comprehensive review of operations and developing a transformation plan designed to support the organization in identifying, realizing, and capturing savings through the identification of organizational initiatives intended to create efficiencies and improve business processes and operations. The consultants assisted in providing benchmark data and are currently assisting with the design of an improved operating model and supply chain function. The Company expects this consulting assistance to conclude in 2023 in line with the planning stages of the final components of the transformation plan. Corporate and Other Operating Profit (loss) includes other consulting expense of $2.8 million and $24.3 million for the quarter and nine month periods ended September 25, 2022, respectively, as well as incentive compensation for all periods presented.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the quarters and nine months ended October 1, 2023 and September 25, 2022:

	Quarter Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
North America	$573.6	$693.3	$1,234.7	$1,531.8
Europe	208.7	271.6	472.2	610.4
Asia Pacific	61.8	82.8	191.5	201.6
Latin America	112.8	113.1	234.1	224.0
Net revenues	$956.9	$1,160.8	$2,132.5	$2,567.8
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters and nine months ended October 1, 2023 and September 25, 2022:

	Quarter Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Tabletop Gaming	$290.5	$246.3	$806.9	$800.3
Digital and Licensed Gaming	133.1	57.2	287.5	185.8
Net revenues	$423.6	$303.5	$1,094.4	$986.1
The following table represents consolidated Entertainment segment net revenues by category for the quarters and nine months ended October 1, 2023 and September 25, 2022:

	Quarter Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Film and TV	$102.1	$188.6	$423.8	$527.0
Family Brands	20.8	13.6	63.7	59.6
Music and Other	—	9.4	—	37.7
Net revenues	$122.9	$211.6	$487.5	$624.3
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table presents consolidated net revenues by brand portfolio for the quarters and nine months ended October 1, 2023 and September 25, 2022:

	Quarter Ended		Nine Months Ended
Net revenues	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Franchise Brands	$1,011.0	$939.8	$2,412.8	$2,416.2
Partner Brands	228.2	349.9	533.8	775.8
Portfolio Brands	170.3	209.0	369.4	457.4
Non-Hasbro Branded Film & TV	93.9	177.2	398.4	528.8
Total	$1,503.4	$1,675.9	$3,714.4	$4,178.2
Net revenues from Hasbro's Total Gaming category, including all gaming revenue, most notably DUNGEONS & DRAGONS, MAGIC: THE GATHERING and Hasbro Gaming, totaled $628.0 million and $508.6 million for the quarters ended October 1, 2023 and September 25, 2022, respectively, of which MAGIC: THE GATHERING contributed $287.4 million and $239.3 million, respectively. Net revenues from Hasbro's Total Gaming category totaled $1,505.7 million and $1,415.7 million for the nine months ended October 1, 2023 and September 25, 2022, respectively, of which MAGIC: THE GATHERING contributed $827.5 million and $802.0 million, respectively.
(14) Restructuring Actions
During 2018 and 2020, the Company took certain restructuring actions including headcount reduction aimed at right-sizing the Company’s cost-structure and integration actions related to the acquisition of eOne. As of October 1, 2023, the Company had a remaining balance of $6.7 million in severance and other employee expenses related to these programs included within other accrued liabilities in the Consolidated Balance Sheets, after making payments of $2.3 million in fiscal 2023. Substantially all of the remaining cash payments related to these programs are expected to be made by the end of 2024.
During 2022, in support of Blueprint 2.0, Hasbro announced an Operational Excellence program ("the Program"), an ongoing enterprise-wide initiative intended to improve our business through specialized organizational programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. In January 2023, in connection the Program we announced the elimination of approximately 1,000 positions from our global workforce, or approximately 15% of global full-time employees. Charges related to the Program were recorded in Selling, Distribution and Administration within Corporate and Other. These actions are expected to be substantially complete by the end of 2024. Going forward, the Company may implement further cost-saving initiatives under the Program that could result in additional restructuring charges including severance and other employee charges.
As of October 1, 2023, the liability balance included within other accrued liabilities in the Consolidated Balance Sheets for the restructuring actions associated with the Program is as follows:

Operational Excellence	Severance	Total
Balance at December 25, 2022	$84.9	$84.9
2023 charges	—	—
2023 payments	(33.9)	(33.9)
Balance at October 1, 2023	$51.0	$51.0
The following table presents the restructuring charges incurred to date under the Program, along with the estimated charges expected to be incurred on approved initiatives under the plan as of October 1, 2023:

Operational Excellence	Severance	Total
Charges incurred to date	$94.1	$94.1
Estimated charges to be incurred on approved initiatives	—	—
Total expected charges on approved initiatives	$94.1	$94.1

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(15) Assets Held for Sale
In connection with Blueprint 2.0, and after evaluating its portfolio of businesses, the Company determined that its non-core eOne Film and TV business, which is included within the Entertainment segment, is no longer aligned with its current long-term strategy and during the third quarter of 2023, the Company entered into a definitive agreement to sell its non-core eOne Film and TV business to Lions Gate Entertainment. The pending transaction is subject to the satisfaction of customary closing conditions and is expected to close before the end of fiscal 2023.
The Company determined that the carrying value of the non-core eOne Film and TV business was greater than its fair value and, accordingly, recorded a pre-tax non-cash loss on assets held for sale of $473.0 million for the quarter and nine months ended October 1, 2023, in the Company’s consolidated statements of operations, within the Entertainment segment.
The Company determined that the non-core eOne Film and TV business met the criteria to be classified as held for sale at October 1, 2023, but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities were included in the separate held-for-sale line items of the asset and liability sections of the consolidated balance sheets.
The following table summarizes the assets and liabilities held for sale at October 1, 2023:

October 1, 2023
Assets:
Cash and cash equivalents including restricted cash of $4.1 million (1)	$70.4
Accounts receivable, less allowance for doubtful accounts of $1.4 million	85.2
Inventories	2.7
Prepaid expenses and other current assets	402.6
Property, plant and equipment, less accumulated depreciation of $21.3 million	53.6
Other assets	891.5
Write-down loss allowance (2)	(457.3)
Total assets held for sale	$1,048.7

Liabilities:
Short-term borrowings	$141.9
Current portion of long-term debt	8.2
Accounts payable and accrued liabilities	404.4
Long-term debt	0.8
Other liabilities	52.1
Total liabilities held for sale	$607.4
(1) The net cash and cash equivalents attributable to the non-core entertainment business will be paid for by Lionsgate under the agreement between the Company and Lionsgate dated August 3, 2023 as part of the purchase price adjustment for net debt.
(2) In addition to the write-down loss allowance of $457.3 million, the Company also recognized $15.7 million of currency translation losses on the classification of held for sale. The pre-tax non-cash loss on assets held for sale of $473.0 million includes both the write-down allowance and the currency translation losses.

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
Recent Developments
Executive Leadership
On April 12, 2023, the Company announced the appointment of Gina Goetter as Chief Financial Officer, effective May 18, 2023, following the Company’s Annual Meeting of Shareholders. Ms. Goetter joined Hasbro from Harley Davidson, Inc., where she served as Chief Financial Officer. Prior to her time at Harley Davidson, Inc., Ms. Goetter served in senior leadership roles at Tyson Foods, Inc. and General Mills, Inc.
On April 12, 2023, the Company announced the appointment of Tim Kilpin as President, Toys, Licensing & Entertainment, effective April 24, 2023. Mr. Kilpin joined Hasbro from PlayMonster Group, LLC, where he served as Executive Chairman and Chief Executive Officer. Previously, Mr. Kilpin held senior leadership positions within the toy and entertainment industry at companies that include Activision Blizzard, Inc., Mattel, Inc. and The Walt Disney Company.
Strategic Review
On October 4, 2022, following a several months long strategic review of our business led by our CEO, we announced a revised strategic plan guided by our new Blueprint 2.0, a consumer-centric framework for bringing compelling and expansive brand experiences to audiences around the world. Our Blueprint 2.0 strategy focuses on what has driven our business for the past one hundred years and will serve as our foundation going forward: Play. During our review, with the assistance of a third party consultant, we identified opportunities to focus and scale our business, enhance operational excellence, including through specialized organizational programs and supply chain transformation, to drive growth and profit and enhance shareholder value. We are increasing strategic investment in our most valuable and profitable franchises across toys, games, licensing and entertainment, and exiting certain non-core aspects of the business.

Sale of Non-core Film and TV Business
On August 3, 2023, the Company announced it reached a definitive agreement with Lions Gate Entertainment Corp. ("Lionsgate") to sell its non-core eOne Film and TV business for approximately $500.0 million, consisting of $375.0 million in cash, subject to certain purchase price adjustments including a net debt and working capital adjustment, and the assumption by Lionsgate of production financing loans. The sale will include a team of talented employees, a content library of approximately 6,500 titles, active productions for certain non-Hasbro owned intellectual properties such as The Rookie and Yellow Jackets franchises, and the eOne unscripted television business, which will also include rights to produce certain Hasbro-based shows like Play-Doh Squished.
The pending transaction has received required regulatory approvals and remains subject to satisfaction of customary closing conditions. The pending transaction is expected to close before the end of fiscal 2023. The Company intends to use the net proceeds from the sale to retire floating rate debt and for other general corporate purposes.
In connection with the expected sale, to reduce the carrying value of the assets and liabilities associated with the non-core eOne Film and TV business to their estimated fair values, the Company recorded a pre-tax non-cash loss on assets held for sale of $473.0 million within the Company’s Consolidated Statement of Operations, within the Entertainment segment for the three and nine months ended October 1, 2023. In addition, for the quarter and nine month periods ended October 1, 2023, the Company recorded $16.2 million and $16.9 million, respectively, of charges associated with the sale process. These charges were recorded in Selling Distribution and Administration expense, within the Corporate and Other segment.
Following the transaction, Hasbro will maintain Hasbro brand-based created content and the capability to develop and produce entertainment including animation, digital shorts, scripted TV and theatrical films related to core Hasbro IP. Hasbro brands and the Family Brands business, including the brands PEPPA PIG and PJ MASKS, are not included in the sale transaction.
For additional information see note 15 to the consolidated financial statements included in Part I, Item 1. Financial Statements, of this Form 10-Q.
Impairment of Film and TV Reporting Unit
During the second quarter of 2023, the Company determined that a triggering event occurred following a downward revision of the Company's financial forecast for its Film and TV business, driven by challenging industry conditions that included the strike by the Writers Guild of America. As a result, the Company performed a quantitative impairment test and determined that the Film and TV reporting unit within the Company's Entertainment segment, was impaired. During the second quarter of 2023, the Company recorded pre-tax non-cash impairment charges of $296.2 million as the carrying value of the Film and TV reporting unit exceeded its estimated fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. These impairment charges consisted of a $231.2 million goodwill impairment charge associated with goodwill assigned to the Company's Film and TV reporting unit, recorded within Impairment of Goodwill and a $65.0 million intangible asset impairment charge related to the Company's definite-lived intangible eOne Trademark, recorded in Selling, Distribution and Administration costs, during the second quarter 2023, within the Consolidated Statements of Operations.
Hasbro Transformation Office
Under our new strategic plan, we launched the Hasbro Transformation Office ("HTO"), a team of leaders dedicated to running a disciplined, purpose-built company that is simpler, more efficient and redesigned to drive long-term sustainable growth in markets in which we compete. Our HTO aligns and delivers on our Operational Excellence program, an enterprise-wide cost-saving initiative intended to improve our business financially, operationally and culturally from our current state and designed to deliver $250.0 million to $300.0 million in run-rate cost savings by the end of 2025. During the first nine months of 2023, we realized an additional $154.0 million of cumulative gross cost savings.
Workforce Reduction
In alignment with the objectives of our Operational Excellence program as described in Note 1 of our consolidated financial statements, on January 26, 2023, we announced the undertaking of certain organizational changes which will result in the elimination of approximately 1,000 positions from our global workforce, or approximately 15% of global full-time employees. For additional information see note 14 to the consolidated financial statements included in Part I, Item 1. Financial Statements, of this Form 10-Q.
Brand Portfolio Realignment
Effective for the first quarter 2023, we realigned our brand portfolios to correspond with the evolution of our Blueprint 2.0 strategy. We are focusing on fewer, bigger, more profitable brands that showcase our leadership in preschool toys, action figures and accessories, games, arts & crafts, and outdoor action brands.

Our new brand portfolio categories are as follows:
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
Third quarter 2023 highlights:
•Third quarter net revenues of $1.5 billion decreased 10% compared to the third quarter of 2022 and included a favorable foreign currency translation of $22.6 million. Absent the favorable impact of foreign currency exchange, third quarter net revenues decreased 12%.
•Consumer Products segment net revenues declined 18% to $956.9 million; Wizards of the Coast and Digital Gaming segment net revenues increased 40% to $423.6 million; and Entertainment segment net revenues declined 42% to $122.9 million.
•Net revenues from Franchise Brands increased 8%; Partner Brands net revenues declined 35%; Portfolio Brands net revenues declined 19%; and Non-Hasbro Branded Film and TV net revenues declined 47%.
•Operating losses were $169.5 million, or 11.3% of net revenue in the third quarter of 2023 compared to operating profit of $194.3 million, or 11.6% of net revenue, in the third quarter of 2022.
•Operating results in the Consumer Products segment decreased 30% to an operating profit of $96.1 million; Wizards of the Coast and Digital Gaming segment operating profit increased 99% to $203.4 million; Entertainment segment operating results decreased greater than 100% to an operating loss of $468.5 million; and Corporate and Other operating results improved 97% to an operating loss of $0.5 million.
•Operating results in the third quarter of 2023 were negatively impacted by a loss on assets held for sale of $473.0 million ($369.0 million after-tax) related to the sale of the Company's non-core eOne Film and TV business, recorded within the Entertainment segment. The assets and liabilities of these businesses were revalued and disclosed separately on the balance sheet.
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
•Certain other charges impacting operating segment performance for the third quarter of 2023 and 2022, in the Company’s Consumer Products, Entertainment and Corporate and Other segments, are discussed below in Results of Operations - Consolidated.
•The net loss attributable to Hasbro, Inc. was $171.1 million, or $(1.23) per share, in the third quarter of 2023 compared to net earnings of $129.2 million, or $0.93 per diluted share, in the third quarter of 2022.
First nine months 2023 highlights:
•Net revenues decreased 11% to $3,714.4 million in the first nine months of 2023 compared to $4,178.2 million in the first nine months of 2022. Foreign currency translation did not have a material impact to net revenues in the first nine months of 2023.
•Net revenues in the Consumer Products segment decreased 17% to $2,132.5 million; Wizards of the Coast and Digital Gaming segment net revenues increased 11% to $1,094.4 million; and Entertainment segment net revenues decreased 22% to $487.5 million.

•Net revenues from Franchise Brands remained flat; Partner Brands net revenues decreased 31%; Portfolio Brands net revenues decreased 19%; and Non-Hasbro Branded Film and TV net revenues decreased 25% during the first nine months of 2023.
•Operating losses were $340.2 million, or 9.2% of net revenues, in the first nine months of 2023 compared to operating profit of $533.4 million, or 12.8% of net revenues, in the first nine months of 2022.
•Operating results in the Consumer Products segment decreased 56% to an operating loss of $61.5 million; Wizards of the Coast and Digital Gaming segment operating profit decreased 3% to $422.5 million; Entertainment segment operating results decreased greater than 100% to an operating loss of $801.4 million; and Corporate and Other operating losses decreased by 39% to an operating loss of $22.8 million.
•Operating results in the first nine months of 2023 were negatively impacted by a loss on assets held for sale of $473.0 ($369.0 after-tax), within the Entertainment segment, related to the sale of the Company's non-core eOne Film and TV business. The assets and liabilities of these businesses were revalued and disclosed separately on the balance sheet.
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
•Operating results in the first nine months of 2023 were negatively impacted by pre-tax non-cash impairment charges of $296.2 million ($279.9 after tax) associated with the impairment review of the Company's Film and TV reporting unit, consisting of $231.2 million of goodwill impairment and $65.0 million ($48.7 million after tax) of intangible asset impairment related to the Company's definite-lived intangible eOne Trademark.
•Certain other charges impacted operating segment performance for the first nine months of 2023 and 2022, in the Company’s Consumer Products, Entertainment and Corporate and Other segments, which are discussed further below in Segment Results.
•The net loss attributable to Hasbro, Inc. was $428.2 million, or $(3.09) per share, in the first nine months of 2023 compared to net earnings attributable to Hasbro, Inc. of $332.4 million, or $2.39 per diluted share, in the first nine months of 2022.
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
SUMMARY OF FINANCIAL PERFORMANCE
A summary of the results of operations is illustrated below for the quarters and nine-month periods ended October 1, 2023 and September 25, 2022.

	Quarter Ended		Nine Months Ended
	October 1, 2023	September 25, 2022	October 1, 2023	September 25, 2022
Net revenues	$1,503.4	$1,675.9	$3,714.4	$4,178.2
Operating (loss) profit	(169.5)	194.3	(340.2)	533.4
(Loss) earnings before income taxes	(215.0)	165.6	(463.9)	425.7
Net (loss) earnings	(170.4)	128.2	(427.0)	331.6
Net earnings (loss) attributable to noncontrolling interests	0.7	(1.0)	1.2	(0.8)
Net (loss) earnings attributable to Hasbro, Inc.	(171.1)	129.2	(428.2)	332.4
Diluted (loss) earnings per share	(1.23)	0.93	(3.09)	2.39

RESULTS OF OPERATIONS – CONSOLIDATED
Net (loss) earnings and diluted (loss) earnings per share attributable to Hasbro, Inc. for the quarters and nine-month periods ended October 1, 2023 and September 25, 2022 include certain charges as described below.
2023
•Net charges of $381.5 million, or $2.74 per diluted share, and $382.0 million, or $2.75 per diluted share, for the quarter and nine-month periods ended October 1, 2023, respectively, of Blueprint 2.0 implementation charges, consisting of:
◦a Loss on assets held for sale of $369.0 million for the quarter and nine-month periods ended October 1, 2023 related to the sale of the non-core eOne Film and TV business within the Entertainment segment; and
◦charges of $12.5 million and $13.0 million, for the quarter and nine-month periods ended October 1, 2023, respectively, associated with the eOne Film & TV business sale process recorded in Selling, Distribution and Administration expense within the Corporate and Other segment.
•Net charges of $279.9 million or $2.01 per diluted share for the nine-month period ended October 1, 2023, recorded during the second quarter as a result of the Company's impairment review of its Film and TV reporting unit, consisting of a non-cash goodwill impairment charge of $231.2 million recorded in Impairment of Goodwill and intangible asset impairment charges of $48.7 million related to the Company's definite-lived intangible eOne Trademark, recorded within Selling, Distribution and Administration. These charges were recorded within the Entertainment segment.
•Net charges of $11.0 million, or $0.08 per diluted share, and $38.6 million, or $0.28 per diluted share, for the quarter and nine-month periods ended October 1, 2023, respectively, of intangible amortization costs related to certain intangible assets acquired in the eOne Acquisition. These expenses are allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
•Net charges of $6.4 million, or $0.05 per diluted share, and $22.5 million, or $0.16 per diluted share, for the quarter and nine-month periods ended October 1, 2023, respectively, of Operational Excellence program related consultant and transformation office expenses included within Selling, Distribution and Administration within Corporate and Other.
•Net charges of $1.7 million, or $0.01 per diluted share for the nine-month period ended October 1, 2023, associated with retention awards granted in connection with the eOne Acquisition. These expenses were incurred during the first quarter of 2023 and are included within Selling, Distribution and Administration within the Corporate and Other segment.

2022
•Net charges of $49.4 million, or $0.36 per diluted share for both the quarter and nine-month periods ended September 25, 2022 consisting of:
◦a Loss on Assets Held for Sale of $21.1 million comprised of a non-cash goodwill impairment loss of $11.8 million and other asset impairments of $9.3 million, related to the exit of non-core businesses within the Entertainment segment. The assets and liabilities of these businesses were revalued and disclosed separately on the balance sheet;
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
•Net charges of $14.3 million, or $0.10 per diluted share and $45.5 million, or $0.33 per diluted share, of intangible amortization costs for the quarter and nine-month periods ended September 25, 2022, respectively, related to certain intangible assets acquired in the eOne acquisition. These expenses are allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
•Net charges of $3.3 million, $0.02 per diluted share and $8.9 million, or $0.06 per diluted share, for the quarter and nine-month periods ended September 25, 2022, respectively, of expense associated with retention awards granted in connection with the eOne acquisition. These expenses are included within Selling, Distribution and Administration within the Corporate and Other segment.
Third Quarter 2023
The quarters ended October 1, 2023 and September 25, 2022 were each 13-week periods.
Consolidated net revenues for the third quarter of 2023 declined 10% to $1,503.4 million from $1,675.9 million for the third quarter of 2022 and included a favorable $22.6 million impact from foreign currency translation as a result of stronger currencies, primarily in Latin America and to a lesser extent, the Company's European markets.
The operating loss for the third quarter of 2023 was $169.5 million, or 11.3% of net revenues, compared to operating profit of $194.3 million, or 11.6% of net revenues, for the third quarter of 2022. In addition to the charges described above, operating results in the third quarter of 2023 reflect the exit of certain non-core businesses during the fourth quarter of 2022 combined with lower net revenue volumes and higher closeout sales to sell through inventory within the Consumer Products segment. In addition, lower net revenues within the Entertainment segment, reflecting the impact of writers' and actors' strikes, resulted in reduced content deliveries during the third quarter of 2023, partially offset by higher digital gaming net revenues and to a lesser extent, increased tabletop gaming net revenues within the Wizards of the Coast and Digital Gaming segment. These impacts to operating results were partially offset by lower royalty expenses within the Consumer Products segment, driven by the decline of Partner Brand sales combined with the expiration of certain Partner Brand license agreements in December 2022, lower overall operating expenses as a result of the Company's ongoing cost savings initiatives, including improved supply chain management, as well as lower advertising expense and lower program amortization costs within the Entertainment segment, due to the impact of the writers' and actors' strikes.
The following table presents net revenues by product category for the quarters ended October 1, 2023 and September 25, 2022:

	Quarter Ended
	October 1, 2023	September 25, 2022	% Change
Franchise Brands	$1,011.0	$939.8	8%
Partner Brands	228.2	349.9	-35%
Portfolio Brands	170.3	209.0	-19%
Non-Hasbro Branded Film & TV	93.9	177.2	-47%
Total	$1,503.4	$1,675.9	-10%

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio increased 8% in the third quarter of 2023 compared to the third quarter of 2022. The net revenue increase primarily reflects higher net revenues from DUNGEONS & DRAGONS digital gaming products, most notably Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023, as well as higher net revenues from MAGIC: THE GATHERING products, primarily due to the timing of set releases in the third quarter of 2023 compared to 2022, and to a lesser extent, higher net revenues from TRANSFORMERS products supported by the June 2023 theatrical release of Transformers: Rise of the Beasts. These net revenue increases were partially offset by lower net revenues from NERF products and to a lesser extent, lower net revenues from PEPPA PIG as well as lower net revenues from PLAY-DOH products compared to third quarter of 2022 which benefited from the release of Play-doh Squished programming.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 35% in the third quarter of 2023 compared to the third quarter of 2022. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues from Partner Brands fluctuate depending on entertainment popularity, release dates and related product line offerings. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms.
During the third quarter of 2023, Partner Brands net revenue decreases were driven by lower sales of the Company's products for DISNEY FROZEN and DISNEY PRINCESS due to the expiration of the related license agreements in December 2022, lower net revenues from the Company's products for MARVEL and STAR WARS compared to the third quarter of 2022, which benefited from a robust slate of entertainment releases without comparable releases in the third quarter of 2023 and to a lesser extent, lower net revenues from BEY BLADE products. These decreases were partially offset by net revenues from the introduction of the Company's products for INDIANA JONES supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.
PORTFOLIO BRANDS: Portfolio Brands net revenues decreased 19% in the third quarter of 2023 compared to the third quarter of 2022. Lower net revenues from FURREAL FRIENDS, MY LITTLE PONY, BABY ALIVE and PJ MASKS products were partially offset by net revenue contributions from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023.
NON-HASBRO BRANDED FILM & TV: Net revenues from Non-Hasbro Branded Film & TV decreased 47% in the third quarter of 2023 compared to the third quarter of 2022. The net revenue declines were driven by lower scripted programming deliveries, reflecting the impact of the five-month long worker strike by the Writers Guild of America, which ended in September 2023, as well as the ongoing strike by the American actors' union, SAG-AFTRA, which began on July 14, 2023. These actions impacted the timing of productions that include The Rookie, Rookie Feds, the Recruit, Yellowjackets and Cruel Summer. To a lesser extent, lower net revenues from unscripted programming contributed to the decrease reflecting the lower number of new deliveries during the third quarter of 2023 compared to 2022. These decreases were partially offset by net revenue increases from film deliveries, most notably, Ladybug and Cat Noir during the third quarter of 2023.
First Nine Months 2023
The nine-month periods ended October 1, 2023 and September 25, 2022 were 40-week and 39-week periods, respectively.
For the first nine months of 2023, consolidated net revenues decreased 11% compared to the first nine months of 2022 and reflect a favorable variance of $3.3 million of foreign currency translation due to stronger currencies across the Company's Latin American markets, partially offset by unfavorable foreign currency translation in the Company's Asia Pacific markets when compared to the first nine months of 2022.
Operating losses for the first nine months of 2023 were $340.2 million, or 9.2% of net revenues, compared to an operating profit of $533.4 million, or 12.8% of net revenues, for the first nine months of 2022. In addition to the charges to operating profit described above, the operating profit decrease was driven by lower revenue volumes and higher closeout sales to sell through inventory, higher costs to attract and retain talent combined with investments in organized play during the first nine months of 2023. These negative impacts to operating profit were partially offset by lower overall operating costs as a result of the Company's ongoing cost savings initiatives, including improved supply chain management and lower royalty expense. Lower royalty expense was driven by the decline of Partner Brand sales combined with the expiration of certain Partner Brand license agreements in December 2022, partially offset by higher royalty expense associated with The Lord of the Rings: Tales of Middle-earth card set.

The following table presents net revenues by brand and entertainment portfolio for the first nine months of 2023 and 2022:

	Nine Months Ended
	October 1, 2023	September 25, 2022	% Change
Franchise Brands	$2,412.8	2,416.2	—%
Partner Brands	533.8	775.8	-31%
Portfolio Brands	369.4	457.4	-19%
Non-Hasbro Branded Film & TV	398.4	528.8	-25%
Total	$3,714.4	4,178.2	-11%
FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio remained flat in the first nine months of 2023 compared to 2022, reflecting higher net revenues from DUNGEONS & DRAGONS digital gaming products, most notably Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023, the theatrical release of Dungeons & Dragons: Honor Among Thieves released in March 2023 and higher net revenues from D&D Beyond, acquired during the second quarter of 2022. In addition to these increases were higher net revenues from TRANSFORMERS products supported by the June 2023 theatrical release of Transformers: Rise of the Beasts and to a lesser extent, higher net revenues from MAGIC: THE GATHERING products, primarily due to the ongoing success of the Lord of the Rings: Tales of Middle-earth card set released in June 2023. These increases were offset by lower net revenues from NERF products and to a lesser extent, lower net revenues from PLAY-DOH products.
PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased 31% during the first nine months of 2023 compared to 2022. Partner Brands net revenue decreases were primarily driven by lower sales of the Company's products for DISNEY FROZEN and DISNEY PRINCESS due to the expiration of the related license agreements in December 2022, lower net revenues from the Company's products for STAR WARS and MARVEL compared to the first nine months of 2022, which benefited from a robust slate of entertainment releases without comparable releases in the first nine months of 2023, and to a lesser extent, lower net revenues from BEYBLADE products. These decreases were partially offset by net revenues from the introduction of the Company's products for INDIANA JONES, supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.
PORTFOLIO BRANDS: Portfolio Brands net revenues decreased 19% for the first nine months of 2023 compared to the first nine months of 2022. Net revenue declines during the first nine months of 2023 were driven by lower sales of FURREAL FRIENDS products and to a lesser extent, lower sales of PJ MASKS, MY LITTLE PONY and BABY ALIVE products. These decreases were partially offset by net revenues from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023, as well as higher net revenues from GI JOE products.

NON-HASBRO BRANDED FILM & TV: Net revenues from the Non-Hasbro Branded Film & TV portfolio decreased 25% for the first nine months of 2023 compared to the first nine months of 2022. In the first nine months of 2023, net revenue declines were driven by lower scripted and unscripted television deliveries, as well as lower film deliveries in 2023 compared to 2022. These decreases were due primarily to the impact of the writers' and actors' strikes mentioned above, which disrupted the number and timing of planned program productions and deliveries in 2023 compared to 2022.

SEGMENT RESULTS
Third Quarter 2023
The following table presents net external revenues and operating profit (loss) for the Company's principal segments for the quarters ended October 1, 2023 and September 25, 2022:

	Quarter Ended
	October 1, 2023	September 25, 2022	% Change
Net revenues
Consumer Products	$956.9	$1,160.8	-18%
Wizards of the Coast and Digital Gaming	423.6	303.5	40%
Entertainment	122.9	211.6	-42%

Operating Profit (Loss)
Consumer Products	$96.1	$136.8	-30%
Wizards of the Coast and Digital Gaming	203.4	102.2	99%
Entertainment	(468.5)	(28.9)	>-100%
Corporate and Other	(0.5)	(15.8)	97%
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the quarters ended October 1, 2023 and September 25, 2022:

	Quarter Ended
	October 1, 2023	September 25, 2022
North America	$573.6	$693.3
Europe	208.7	271.6
Asia Pacific	61.8	82.8
Latin America	112.8	113.1
Net revenues	$956.9	$1,160.8
The Consumer Products segment net revenues declined 18% to $956.9 million for the third quarter of 2023 compared to $1,160.8 million for the third quarter of 2022 reflecting a softer toy market in 2023 compared to 2022. The Consumer Products segment included the impact of a favorable $18.1 million currency translation.
Drivers of the net revenue decrease include lower sales of NERF products, lower sales of the Company's products for DISNEY PRINCESS and DISNEY FROZEN, following the expiration of associated license agreements in December 2022, and to a lesser extent, lower sales of the Company's products for MARVEL and STAR WARS compared to the third quarter of 2022, which benefited from a variety of entertainment releases without a comparable slate in 2023, and lower sales of FURREAL FRIENDS and MY LITTLE PONY products. These net revenue decreases were partially offset by higher sales of the Company's refreshed lineup of FURBY products following the reintroduction of the brand during the second quarter of 2023 and higher sales of TRANSFORMERS products supported by the theatrical release of Transformers: Rise of Beasts in June 2023. Overall segment net revenue declines were primarily attributable to North America and to a lesser extent, the Company's European and Asia Pacific markets during the third quarter of 2023.
Consumer Products segment operating profit for the third quarter of 2023 was $96.1 million or 10.0% of segment net revenues, compared to segment operating profit of $136.8 million or 11.8% of segment net revenues, for the third quarter of 2022. The decrease in operating profit in the third quarter of 2023 was driven by lower overall segment net revenues, including higher levels of closeout sales and obsolescence charges during the third quarter of 2023, partially offset by lower advertising and promotion expenses and lower royalty expenses as a result of the decline of Partner Brands sales, due primarily to the expiration of certain licenses in December 2022.

Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters ended October 1, 2023 and September 25, 2022:

	Quarter Ended
	October 1, 2023	September 25, 2022
Tabletop Gaming	$290.5	$246.3
Digital and Licensed Gaming	133.1	57.2
Net revenues	$423.6	$303.5
Wizards of the Coast and Digital Gaming segment net revenues increased 40% in the third quarter of 2023 to $423.6 million from $303.5 million in the third quarter of 2022 and included the impact of a favorable $3.1 million currency translation.
The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the third quarter of 2023 was primarily attributable to higher net revenues from DUNGEONS & DRAGONS digital gaming products, most notably Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023, and higher digital licensing net revenues, primarily attributable to the re-negotiation of the Company's digital gaming licensing agreement for MONOPOLY GO! during the third quarter of 2023. In addition, higher net revenues from Wizards of the Coast tabletop gaming products, most notably, MAGIC: THE GATHERING, were driven by the incremental card set release during the third quarter of 2023, compared to the third quarter of 2022.
Wizards of the Coast and Digital Gaming segment operating profit was $203.4 million, or 48.0% of segment net revenues for the third quarter of 2023, compared to operating profit of $102.2 million, or 33.7% of segment net revenues, for the third quarter of 2022. The operating profit increase during the third quarter of 2023 was driven by higher net revenues from high-margin products, most notably from Baldur's Gate 3 and MONOPOLY GO!, partially offset by higher marketing and sales expenses in support of the Wizards of the Coast MagicCon event series and higher administrative expenses as we continue to invest in gaming initiatives and talent to support long-term growth in the segment.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for the quarters ended October 1, 2023 and September 25, 2022:

	Quarter Ended
	October 1, 2023	September 25, 2022
Film and TV	$102.1	$188.6
Family Brands	20.8	13.6
Music and Other	—	9.4
Net revenues	$122.9	$211.6
Entertainment segment net revenues declined 42% to $122.9 million for the third quarter of 2023, compared to $211.6 million for the third quarter of 2022 and included the impact of a favorable $1.3 million foreign currency translation.
The net revenue decrease during the third quarter of 2023 was driven by lower scripted programming deliveries, reflecting the impact of the five-month long worker strike by the Writers Guild of America, which ended in September 2023, as well as the ongoing strike by the American actors' union, SAG-AFTRA, which began on July 14, 2023. These actions impacted the timing of productions that include The Rookie, Rookie Feds, the Recruit, Yellowjackets and Cruel Summer. To a lesser extent, lower net revenues from unscripted programming contributed to the decrease reflecting the lower number of new deliveries during the third quarter of 2023 compared to 2022. In addition, the exit of certain non-core businesses during the fourth quarter of 2022 contributed to the decrease during the third quarter of 2023. These decreases were partially offset by net revenue increases from film deliveries, most notably Ladybug and Cat Noir, higher broadcast and licensing net revenues, primarily from Dungeons & Dragons: Honor Among Thieves and higher net revenues from the Company's Family Brands business associated with the television series Power Rangers Cosmic Fury season 30, released on the Netflix streaming platform in September 2023.
Entertainment segment operating losses were $468.5 million, or greater than -100.0% of segment net revenues for the third quarter of 2023, compared to operating losses of $28.9 million, or 13.7% of segment net revenues for the third quarter of 2022.

The decrease in Entertainment segment operating results during the third quarter of 2023 was driven by a loss on assets held for sale of $473.0 million related to the sale of the non-core eOne Film and TV business, and to a lesser extent, the exit of certain non-core businesses during the fourth quarter of 2022 and lower segment net revenues as previously discussed. These impacts to operating profit in the third quarter of 2023 were partially offset by lower program amortization costs reflecting lower content deliveries during the third quarter of 2023, and lower intangible asset amortization reflecting the discontinuation of amortization expense associated with certain assets classified as held for sale, and lower managed expenses including lower incentive compensation expenses.
Corporate and Other
Corporate and Other operating losses were $0.5 million for the third quarter of 2023 compared to operating losses of $15.8 million for the third quarter of 2022. Operating results in the third quarter of 2023 reflect charges of $16.2 million associated with the eOne Film and TV business sale process, as well as lower administrative expenses compared to the third quarter of 2022. In 2022, Corporate and Other operating losses were driven by severance and other employee charges associated with Company's strategic review and related cost-savings initiatives, and expense associated with retention awards granted in connection with the eOne Acquisition.
First Nine Months 2023
The following table presents net revenues and operating profit (loss) for the Company's principal segments for each of the nine-month periods ended October 1, 2023 and September 25, 2022:

	Nine Months Ended
	October 1, 2023	September 25, 2022	% Change
Net revenues
Consumer Products	$2,132.5	$2,567.8	-17%
Wizards of the Coast and Digital Gaming	1,094.4	986.1	11%
Entertainment	487.5	624.3	-22%

Operating Profit (Loss)
Consumer Products	$61.5	$138.9	-56%
Wizards of the Coast and Digital Gaming	422.5	434.2	-3%
Entertainment	(801.4)	(2.4)	>-100%
Corporate and Other	(22.8)	(37.3)	39%
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the nine-month periods ended October 1, 2023 and September 25, 2022:

	Nine Months Ended
	October 1, 2023	September 25, 2022
North America	$1,234.7	$1,531.8
Europe	472.2	610.4
Asia Pacific	191.5	201.6
Latin America	234.1	224.0
Net Revenues	$2,132.5	$2,567.8
The Consumer Products segment net revenues decreased 17% to $2,132.5 million for the first nine months of 2023 compared to $2,567.8 million for the first nine months of 2022 and included the impact of a favorable $8.7 million currency translation.
Consumer Products net revenue declines during the first nine months of 2023 were driven primarily by lower sales of NERF products, lower sales of the Company's products for DISNEY PRINCESS and DISNEY FROZEN, following the expiration of associated license agreements in December 2022, and to a lesser extent, lower sales of the Company's products for MARVEL and STAR WARS compared to the first nine months of 2022, which benefited from a variety of entertainment releases without a comparable slate in the first nine months of 2023. In addition, lower net revenues from FURREAL FRIENDS products, contributed to the decrease. These decreases were partially offset by net revenue increases from TRANSFORMERS products, supported by the theatrical release of Transformers: Rise of Beasts in June 2023, and to a lesser extent, sales of the Company's refreshed lineup of FURBY products following the reintroduction of the brand during the second quarter of 2023. In addition to these increases, net revenue increases from GI JOE products and higher consumer products licensing revenues, reflecting certain licensing agreements entered during the first nine months of 2023, contributed to segment net revenues. Overall, segment net revenue declines were primarily attributable to North America as and to a lesser extent, the Company's European markets, partially offset by higher net revenues from the Company's Latin American markets during the first nine months of 2023.
Consumer Products segment operating profit for the first nine months of 2023 was $61.5 million or 2.9% of segment net revenues, compared to segment operating profit of $138.9 million or 5.4% of segment net revenues, for the first nine months of 2022. The decrease in operating results in the first nine months of 2023 was driven by lower sales volumes and higher sales allowances and closeout sales, primarily across North America and Europe, reflecting efforts to reduce retail inventory levels. These impacts to operating profit were partially offset by lower product costs associated with improved inventory management including supply chain improvements, lower royalty expenses as a result of the decline of Partner Brands sales during the first nine months of 2023, as well as lower advertising and promotion costs and lower product development and lower administrative expenses reflecting focused cost savings initiatives and savings realized from the Company's Operational Excellence program.
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the nine-month periods ended October 1, 2023 and September 25, 2022:

	Nine Months Ended
	October 1, 2023	September 25, 2022
Tabletop Gaming	$806.9	$800.3
Digital and Licensed Gaming	287.5	185.8
Net revenues	$1,094.4	$986.1
Wizards of the Coast and Digital Gaming segment net revenues increased 11% in the first nine months of 2023 to $1,094.4 million from $986.1 million in the first nine months of 2022. Currency translation did not have a material impact on Wizards of the Coast and Digital Gaming segment net revenues during the first nine months of 2023.
The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the first nine months of 2023 was driven by higher net revenues from Digital Gaming, most notably from Baldur's Gate 3, a DUNGEONS & DRAGONS-based digital game released during the third quarter 2023, higher net revenues from D&D Beyond, reflecting a full nine months of net revenues in 2023 compared to a partial period in 2022 as it was acquired by the Company during the second quarter, and to a lesser extent, higher net revenues from certain other digital gaming initiatives. In addition, higher digital licensing net revenues, and higher net revenues from MAGIC: THE GATHERING tabletop gaming products, most notably, The Lord of the Rings: Tales of Middle-earth card set released in June 2023, were partially offset by lower tabletop gaming sales in North America compared to the first nine months of 2022.
Wizards of the Coast and Digital Gaming segment operating profit was $422.5 million, or 38.6% of segment net revenues for the first nine months of 2023, compared to operating profit of $434.2 million, or 44.0% of segment net revenues for the first nine months of 2022. The operating profit decrease during the first nine months of 2023 was driven primarily by higher product costs including higher inventory obsolescence charges, higher royalty expenses attributable the Lord of the Rings: Tales of Middle-earth release, higher product development costs as the Company continues to invest in Wizards of the Coast and Digital Gaming initiatives, as well as higher administrative expenses including costs to attract and retain talent and higher marketing and sales expenses in support of D&D Beyond and the Wizards of the Coast MagicCon event series. These impacts to operating profit were partially offset by a favorable mix of digital gaming products driven by Baldur's Gate 3 and certain other licensed digital gaming products.

Entertainment Segment
The following table presents Entertainment segment net revenues by category for the nine-month periods ended October 1, 2023 and September 25, 2022:

	Nine Months Ended
	October 1, 2023	September 25, 2022
Film and TV	$423.8	$527.0
Family Brands	63.7	59.6
Music and Other	—	37.7
Net revenues	$487.5	$624.3
Entertainment segment net revenues for the nine months ended October 1, 2023 decreased 22% to $487.5 million from $624.3 million for the nine months ended September 25, 2022, and included the impact of an unfavorable $5.1 million foreign currency translation.
The segment net revenue decrease during the first nine months of 2023 was driven by lower scripted television content deliveries and lower film deliveries, due primarily to the impact of the writers' and actors' strikes mentioned above, which disrupted the number and timing of planned program productions and deliveries in 2023 compared to 2022. To a lesser extent, lower net revenues from unscripted programming contributed to the decrease due to the lower number of new deliveries during the first nine months of 2023 compared to 2022, reflecting overall industry contraction. To a lesser extent, the exit of certain non-core businesses during the fourth quarter of 2022 contributed to segment net revenue declines during the first nine months of 2023. These decreases were partially offset by higher net revenues from the Company's Family Brands business, due to the renewal of certain streaming content agreements during the first nine months of 2023 related to programs featuring the Company's brands.
Entertainment segment operating losses were $801.4 million, or greater than -100% of net revenues, for the nine months ended October 1, 2023, compared to operating losses of $2.4 million, or 0.4% of segment net revenues, for the nine months ended September 25, 2022. The Entertainment segment operating loss during the first nine months of 2023 was driven by a loss on assets held for sale of $473.0 million related to the sale of the non-core eOne Film and TV business, a non-cash goodwill impairment charge of $231.2 million and intangible asset impairment charges of $65.0 million, associated with the impairment review of the Company's Film and TV reporting unit. In addition, Entertainment segment operating losses were attributable to lower segment net revenues as previously discussed and higher program amortization costs due to production asset impairment charges recorded during the third quarter of 2023 associated with Dungeons & Dragons: Honor Among Thieves. These increases were partially offset by lower operating expenses as a result of the exit of certain non-core businesses during the fourth quarter of 2022 and lower royalty expenses within the Company's film and TV business due to the volume and mix of content delivered during the first nine months of 2023, compared to the first nine months of 2022.
Corporate and Other
Operating losses in Corporate and Other for the first nine months of 2023 were $22.8 million, compared to operating losses of $37.3 million for the first nine months of 2022. Improved operating results in the third quarter of 2023 reflect lower administrative expenses, including lower compensation costs associated with headcount reductions, partially offset by Operational Excellence program related consultant and transformation office expenses of $29.4 million and charges of $16.9 million associated with the non-core eOne Film and TV business sale process as well as higher marketing and sales costs compared to the third quarter of 2022. In the first nine months of 2022, Operating losses in Corporate and Other segment included severance and other employee charges associated with the Company's strategic review and expense associated with retention awards granted in connection with the eOne Acquisition.

OPERATING COSTS AND EXPENSES
Third Quarter 2023
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the quarters ended October 1, 2023 and September 25, 2022.

	Quarter Ended
	October 1, 2023	September 25, 2022
Cost of sales	32.9%	35.0%
Program cost amortization	4.5%	8.7%
Royalties	7.1%	8.1%
Product development	5.1%	4.9%
Advertising	5.4%	6.9%
Amortization of intangible assets	1.3%	1.6%
Loss on assets held for sale	31.5%	1.4%
Selling, distribution and administration	23.4%	21.8%
Cost of sales for the third quarter of 2023 was $494.5 million, or 32.9% of net revenues, compared to $586.6 million, or 35.0% of net revenues, for the third quarter of 2022. The cost of sales decrease in dollars was driven primarily by lower sales volumes and cost savings realized from the exit of certain non-core business within the Entertainment segment as well as cost savings from the Company's Operational Excellence Program. These decreases were partially offset by the impact of higher closeout sales as well as higher inventory costs during the third quarter of 2023 compared to the third quarter of 2022. As a percent of net revenues, the cost of sales decrease was primarily the result of the mix of net revenues, due to higher digital gaming revenues related to Baldur's Gate 3, partially offset by higher inventory obsolescence charges during the third quarter of 2023 compared to the third quarter of 2022.
Program cost amortization decreased to $68.4 million, or 4.5% of net revenues, for the third quarter of 2023 from $146.5 million, or 8.7% of net revenues, for the third quarter of 2022. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue. The decrease in dollars and as a percent of net revenues during the third quarter of 2023 was driven by the impact of the writers' and actors' strikes discussed previously, which disrupted the number and timing of planned productions and led to reduced deliveries during the third quarter of 2023, compared to the third quarter of 2022.
Royalty expense for the third quarter of 2023 decreased to $106.9 million, or 7.1% of net revenues, compared to $135.1 million, or 8.1% of net revenues, for the third quarter of 2022. Fluctuations in royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The decrease in royalty expense in dollars and as a percent of net revenues during the third quarter of 2023 reflects lower sales of Partner Brands products, driven by the exit of certain license agreements in December 2022, partially offset by the impact of royalty rates associated with the release of the Lord of the Rings: Tales of Middle-earth and Doctor Who card sets.
Product development expense for the third quarter of 2023 was $76.7 million, or 5.1% of net revenues, compared to $82.4 million, or 4.9% of net revenues, for the third quarter of 2022. The decrease in product development expense during the third quarter of 2023 was driven by reduced costs, most notably lower personnel costs within the Company's Consumer Products segment as a result of the focus on fewer, bigger, more profitable brands in alignment with the Company's consumer-centric Blueprint 2.0 strategy.
Advertising expense for the third quarter of 2023 was $81.9 million, or 5.4% of net revenues, compared to $115.2 million, or 6.9% of net revenues, for the third quarter of 2022. Advertising spend is generally impacted by revenue mix and the number and type of entertainment releases delivered. The advertising expense decrease during the third quarter of 2023 was driven by lower advertising expenses within the Consumer Products segment, primarily due to lower revenues in 2023.
Amortization of intangible assets decreased to $19.2 million, or 1.3% of net revenues, for the third quarter of 2023, compared to $26.9 million, or 1.6% of net revenues, for the third quarter of 2022. The decrease in 2023 reflects the discontinuation of amortization expense associated with intangible assets classified as held for sale, lower expense due to the impairment of the Company's definite-lived intangible asset, eOne Trademark and lower expense due to the partial impairment of the Company's definite-lived POWER RANGERS intangible assets during the fourth quarter of 2022, as well as lower expense due to certain classic gaming properties becoming fully amortized during the first quarter of 2023.

The loss on assets held for sale in the third quarter of 2023 of $473.0 million, or 31.5% of net revenues, represents non-cash impairment charges and foreign currency translation losses reclassified from accumulated other comprehensive losses to current earnings, associated with the pending sale of the Company's non-core eOne Film and TV business within the Entertainment segment. The loss on assets held for sale in the third quarter of 2022 of $23.1 million, or 0.6% of net revenues, represents non-cash impairment charges associated with the exit of other non-core businesses within the Entertainment segment.
Selling, distribution and administration expenses decreased to $352.3 million, or 23.4% of net revenues for the third quarter of 2023, from $365.8 million, or 21.8% of net revenues, for the third quarter of 2022. The decrease in selling, distribution and administration expenses during the third quarter of 2023 primarily reflects lower administrative expenses due to savings realized from the Company's ongoing cost savings initiatives, lower costs for professional services and lower freight and warehousing expenses as a result of lower shipments during 2023, as well as lower severance and other employee charges compared to expenses recorded the third quarter of 2022 related to the Company's 2022 restructuring actions. These decreases to selling, distribution and administration expense were partially offset by charges of $16.9 million associated with the non-core eOne Film and TV business sale process, consultant and transformation office charges totaling $8.4 million associated with the Company's Operational Excellence program, as well as higher marketing and sales costs within the Wizards of the Coast and Digital Gaming segment and higher expense for bad debt recorded during the third quarter of 2023.
First Nine Months 2023
The Company's costs and expenses, stated as percentages of net revenues, are illustrated below for the nine-month periods ended October 1, 2023 and September 25, 2022.

	Nine Months Ended
	October 1, 2023	September 25, 2022
Cost of sales	30.5%	31.9%
Program cost amortization	8.8%	8.8%
Royalties	8.0%	8.0%
Product development	6.3%	5.5%
Advertising	6.7%	6.6%
Amortization of intangible assets	1.8%	1.9%
Impairment of goodwill	6.2%	—%
Loss on assets held for sale	12.7%	0.6%
Selling, distribution and administration	28.3%	23.9%
Cost of sales for the nine months ended October 1, 2023 decreased to $1,132.0 million, or 30.5% of net revenues, from $1,331.2 million, or 31.9% of net revenues for the nine months ended September 25, 2022. The cost of sales decrease was driven primarily by lower sales volumes and lower product input costs, most notably within the Consumer Products segment as well as cost savings realized from the Company's Operational Excellence Program combined with the impact of the exit of certain non-core business. These decreases were partially offset by higher closeout sales during the first nine months of 2023 compared to the first nine months of 2022. As a percent of net revenues, the cost of sales decrease was primarily the result of the mix of net revenues, partially offset by higher inventory obsolescence charges during the third quarter of 2023 compared to the third quarter of 2022.

Program cost amortization decreased in the first nine months of 2023 to $325.3 million, or 8.8% of net revenues, from $365.7 million, or 8.8% of net revenues, in the first nine months of 2022. The program cost amortization decrease during the first nine months of 2023 reflects the impact of the writers' and actors' strikes during 2023, which disrupted the number and timing of planned productions and led to reduced deliveries. This decrease was partially offset by production asset impairment charges of $25.0 million associated with Dungeons & Dragons: Honor Among Thieves, recorded during the second quarter of 2023.
Royalty expense for the nine months ended October 1, 2023 was $295.8 million, or 8.0% of net revenues, compared to $335.3 million, or 8.0% of net revenues, for the nine months ended September 25, 2022. The decrease in royalty expense during the first nine months of 2023 reflects lower sales of Partner Brands products and the exit of certain license agreements in December 2022, partially offset by the impact of royalty rates associated with the 2023 card set releases, Lord of the Rings: Tales of Middle-earth and Doctor Who.
Product development expense for the nine months ended October 1, 2023 was $232.4 million, or 6.3% of net revenues, compared to $231.2 million, or 5.5% of net revenues, for the nine months ended September 25, 2022. Product development expense in the first nine months of 2023 was driven by continued investments and costs to support the Company's Wizards of the Coast tabletop and digital gaming initiatives, partially offset by lower personnel costs with the Consumer Products segment.

Advertising expense for the nine months ended October 1, 2023 was $249.8 million, or 6.7% of net revenues, compared to $277.0 million, or 6.6% of net revenues, for the nine months ended September 25, 2022. The advertising expense decrease during the first nine months of 2023 was driven by lower expense within the Consumer Products segment, due to the volume and mix of product sales and timing of advertising expenditures during the first nine months of 2023, partially offset by higher expense within the Entertainment and Wizards of the Coast and Digital Gaming segments, in support of the theatrical release of Dungeons & Dragons: Honor Among Thieves and advertising costs associated with D&D Beyond, acquired during the second quarter of 2022.
Amortization of intangible assets was $65.1 million, or 1.8% of net revenues, for the nine months ended October 1, 2023 compared to $81.2 million, or 1.9% of net revenues, in the first nine months of 2022. The decrease in 2023 reflects the discontinuation of amortization expense associated with intangible assets classified as held for sale, lower expense due to the impairment of the Company's definite-lived intangible asset, eOne Trademark, lower expense due to the partial impairment of the Company's definite-lived Power Rangers intangible assets during the fourth quarter of 2022, as well as lower expense due to certain classic gaming properties becoming fully amortized during the first quarter of 2023. These decreases were partially offset by additional expense associated with assets acquired through the D&D Beyond Acquisition during the second quarter of 2022.
Impairment of goodwill of $231.2 million, or 6.2% of net revenues for the first nine months of 2023 reflects non-cash goodwill impairment charges recorded during the second quarter, within the Entertainment segment, associated with the impairment review of the Company's Film and TV reporting unit. The loss on assets held for sale in the first nine months of 2022 of $23.1 million, or 0.6% of net revenues, represents non-cash impairment charges associated with the exit of certain non-core businesses within the Entertainment segment.
The loss on assets held for sale of $473.0 million, or 12.7% of net revenues, represents non-cash impairment charges and foreign currency translation losses reclassified from accumulated other comprehensive losses to current earnings, associated with the sale of the Company's non-core eOne Film and TV business within the Entertainment segment.
Selling, distribution and administration expenses were $1,050.0 million, or 28.3% of net revenues for the nine months ended October 1, 2023, compared to $1,000.1 million, or 23.9% of net revenues, for the nine months ended September 25, 2022. During the first nine months of 2023, selling, distribution and administration expenses included $65.0 million of intangible asset impairment charges related to the Company's definite-lived intangible eOne Trademark, consultant and transformation office charges totaling $29.4 million related to the Company's Operational Excellence program, and charges totaling $16.9 million incurred by the Company associated with the process to sell the eOne Film and TV business. In addition, higher marketing and sales costs, most notably within the Wizards of the Coast and Digital Gaming Segment in support of digital gaming and location based entertainment initiatives, were partially offset by lower compensation expense associated with workforce reductions, and lower freight and warehousing expenses during the first nine months of 2023.
NON-OPERATING EXPENSE (INCOME)
Interest expense for the third quarter and first nine months of 2023 totaled $47.1 million and $140.0 million, respectively, compared to $41.9 million and $125.2 million in the third quarter and first nine months of 2022, respectively. The increase in interest expense for the third quarter and first nine months of 2023 primarily reflects higher interest expense related to the Company's variable term loan facilities, due to higher interest rates in 2023 compared to 2022, and to a lesser extent, higher interest expense related to borrowings from the Company's production financing credit facilities.
Interest income was $3.8 million and $15.6 million for the third quarter and first nine months of 2023, respectively, compared to $3.2 million and $8.0 million in the third quarter and first nine months of 2022, respectively. Higher interest income in 2023 primarily reflects higher average interest rates in 2023 compared to 2022.
Other expense (income), net was $2.2 million and $(0.7) million for the third quarter and first nine months of 2023, respectively, compared to other income, net of $10.0 million and $9.5 million in the third quarter and first nine months of 2022, respectively. The decrease in other income during 2023 was driven primarily by foreign currency exchange losses in 2023 compared to foreign currency exchange gains in 2022.
INCOME TAXES
Income tax benefit totaled $44.6 million on pre-tax loss of $215.0 million in the third quarter of 2023 compared to income tax expense of $37.4 million on pre-tax income of $165.6 million in the third quarter of 2022. For the nine month period, the income tax benefit totaled $36.9 million on pre-tax loss of $463.9 million compared to an income tax expense of $94.1 million on pre-tax income of $425.7 million in 2022. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. The nine month period in 2023 includes an impairment of goodwill in the Film and TV reporting unit of $231.2 million, recorded during the second quarter, with no tax benefit. During the first nine months of 2023, the Company recorded favorable discrete tax adjustments exclusive of the goodwill impairment of a net benefit of $113.3 million compared to a net benefit of $6.7 million in the first nine months of 2022. The favorable discrete tax adjustments for the first nine months of 2023 are primarily associated with tax benefits on the impairment of trade names in our Film and TV reporting unit, recorded in the second quarter, and the loss on assets held for sale of $473.0 million, recorded in the third quarter. The favorable discrete tax adjustments for the first nine months of 2022 were primarily associated with (i) the release of certain valuation allowances during the first quarter; (ii) the decrease to our liability for uncertain tax positions that resulted from statutes of limitations expiring in certain jurisdictions; and (iii) a benefit on the loss on assets held for sale in the third quarter. Absent discrete items, the tax rates for the first nine months of 2023 and 2022 were 25.0% and 22.3% respectively. The increase in the base rate of 25.0% for the first nine months of 2023 is primarily due to the mix of jurisdictions where the Company earned its profits combined with phasing of when the Company will earn its income throughout the year in 2023.
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
Quick response inventory management practices being used by retailers, along with growth in ecommerce result in the increasing trend of order placement for immediate delivery and fewer orders being placed well in advance of shipment. Retailers prefer timing their orders for fulfillment by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during the holiday selling season as they anticipate, their demand for additional product earlier in the following fiscal year could be curtailed, thus negatively impacting the Company’s future revenues. In 2022, the Company's inventory levels and retailer order patterns reflected the impact of global consumer demand as it began to outpace the capacity of the global supply chain infrastructure. Supply chain constraints, including overcrowding of cargo ports and shipping container and truck transportation shortages led to higher costs for ocean, air and over the road freight and delays in the availability of products, due to extended inventory transit times. These and other disruptions continued to some extent into the second half of 2022. In response to these disruptions, the Company accelerated certain inventory purchases during the first half of 2022, to ensure sufficient finished goods and raw material availability ahead of expected periods of high consumer demand. However, during the second half of 2022, the effects of supply chain disruptions began to subside, most notably the U.S, and Europe, leading to higher inventory levels heading into fiscal 2023, as compared to prior years. The Company has continued to closely manage its inventory levels through closeout sales and by monitoring consumer purchase patterns, resulting in lower inventory balances as of the third quarter of 2023, compared to the third quarter of 2022, while ensuring adequate supply of new product despite clearing excess supply to mitigate the risk of inventory obsolescence.
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

Accounting Pronouncement Updates
As of October 1, 2023, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements. The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 2022.
Recently Issued Accounting Pronouncements
As of October 1, 2023, there were no recently issued accounting pronouncements that are expected to have a material impact on the Company's consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In the first nine months of 2023 and 2022, the Company primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, borrowings under its commercial paper program and available lines of credit. In addition, the Company’s Entertainment operating segment used production financing to fund certain of its television and film productions which are typically arranged on an individual production basis by using either the Company's revolving film and television production credit facility or through special purpose production subsidiaries. For more information on the Company's production financing facilities, including expected future repayments, see note 7 to the consolidated financial statements included in Part I, Item 1. Financial Statements, of this Form 10-Q.
During the remainder of 2023, the Company expects to continue to fund its working capital needs primarily through available cash, cash flows from operations and from production financing facilities and, if needed, by issuing commercial paper or borrowing under its revolving credit agreement. In the event that the Company is not able to issue commercial paper, the Company intends to utilize its available lines of credit. The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit and production financing, are adequate to meet its working capital needs for the remainder of 2023, including the repayment of the current portion of long-term debt of $60.0 million, as shown on the consolidated balance sheets which represents the current portion of required quarterly principal amortization payments for our term loan facilities and other production financing facilities, each as described below. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of October 1, 2023, the Company's cash and cash equivalents totaled $185.5 million, of which $1.1 million is restricted under the Company’s production financing facilities. In connection with the planned sale of the Company's Film and TV business, as of October 1, 2023, $70.4 million of cash and cash equivalents attributable to non-core entertainment businesses were reclassified to assets held for sale on the Company's consolidated balance sheets included in Part I of this Form 10-Q. Of the reclassified amount, $4.1 million is restricted under the Company’s production financing facilities. The net cash attributable to the non-core entertainment business will be paid for by Lionsgate under the agreement between the Company and Lionsgate dated August 3, 2023 as part of the purchase price adjustment for net debt.
Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Cuts and Jobs Act of 2017 ("the Tax Act") provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of October 1, 2023, the Company had a total liability of $103.3 million related to this tax, $45.9 million is reflected in current liabilities while the remaining long-term payable related to the Tax Act of $57.4 million is presented within other liabilities, non-current, on the consolidated balance sheets included in Part I, Item 1. Financial Statements, of this Form 10-Q. As permitted by the Tax Act, the Company will pay the transition tax in annual interest-free installments through 2025. As a result, in the future, the related earnings in foreign jurisdictions will be made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of October 1, 2023, are denominated in the U.S. dollar.

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

	October 1, 2023 *	September 25, 2022	% Change
Cash and cash equivalents (including restricted cash of $1.1 and $6.1)	$185.5	$551.6	-66%
Accounts receivable, net	1,102.0	1,188.8	-7%
Inventories	617.7	844.5	-27%
Prepaid expenses and other current assets	286.2	658.8	-57%
Other assets	731.6	1,404.3	-48%
Accounts payable and accrued liabilities	1,356.8	2,097.0	-35%
Other liabilities	438.2	545.1	-20%
*During the third quarter of 2023, the Company reached a definitive agreement to sell its non-core eOne Film and TV business to Lionsgate. Accordingly, the Company reclassified the related assets and liabilities within Assets Held for Sale and Liabilities Held for Sale, respectively, on the Consolidated Balance Sheets as of October 1, 2023. For additional information on assets and liabilities held for sale, see note 15 to the consolidated financial statements included in Part I, Item 1. Financial Statements, of this Form 10-Q.
Accounts receivable decreased 7% to $1,102.0 million as of October 1, 2023, compared to $1,188.8 million as of September 25, 2022. The decrease in accounts receivable was driven primarily by the reclassification of $85.2 million of account receivable balances to assets held for sale during the third quarter of 2023. Absent the impact of this reclassification, Account receivable balances were consistent with the third quarter of 2022. Days sales outstanding increased from 65 days as of September 25, 2022 to 67 days as of October 1, 2023.
Inventories decreased 27% to $617.7 million as of October 1, 2023, compared to $844.5 million as of September 25, 2022. The decrease during the first nine months of 2023 was driven primarily by lower inventory balances within the Consumer Products segment reflecting both reduced in transit times due to supply chain management improvements compared to 2022, and efforts to reduce retail inventory levels, most notably in North America and Europe. In addition, $2.7 million of inventory balances were reclassified to assets held for sale during the third quarter of 2023. These decreases were partially offset by higher inventory balances within the Wizards of the Coast and Digital Gaming segment.
Prepaid expenses and other current assets decreased 57% to $286.2 million as of October 1, 2023, from $658.8 million as of September 25, 2022. The decrease was driven primarily by the reclassification of $402.6 million of prepaid expense and other current asset balances to assets to assets held for sale during the third quarter of 2023. Absent the impact of this reclassification, Prepaid expenses and other current assets remained consistent with the first nine months of 2022, reflecting higher accrued income balances due to higher accrued royalty and licensing balances, primarily attributable to the Company's Entertainment business and higher prepaid royalty balances, primarily associated with the timing of payments made within the Company's Consumer Products business. These increases were offset by lower unrealized gains on foreign exchange contracts during the first nine months of 2023.
Other assets decreased 48% to $731.6 million as of October 1, 2023, from $1,404.3 million as of September 25, 2022. The decrease was primarily driven by the reclassification of $891.5 million of other assets balances to assets held for sale during the third quarter of 2023. Absent the impact of this reclassification, Other assets remained consistent with the first nine months of 2022 and reflect higher deferred tax balances related to the capitalization of research and experimentation costs and the recognition of deferred tax assets associated with the partial impairment of the Company's definite-lived Power Rangers intangible asset. These increases were offset by a lower balance for the Company's investment in Discovery Family Channel due to distributions received during the fourth quarter of 2022 and the first nine months of 2023.
Accounts payable and accrued liabilities decreased 35% to $1,356.8 million as of October 1, 2023, from $2,097.0 million as of September 25, 2022, driven by the reclassification of $404.4 million of accounts payable and accrued liability balances to liabilities held for sale during the third quarter of 2023. Absent the impact of this reclassification, the decrease to Accounts payable and accrued liabilities was driven by lower accounts payable balances associated with the Company's global cost savings initiatives and the timing of payments, lower accrued royalty balances as a result of sales declines of the Company's partner brands reflecting the expiration of certain partner brand licensing agreements, lower accrued income tax balances as well as lower accrued advertising and incentive bonus accrual balances. These decreases were partially offset by higher severance accrual balances related to the Company's cost savings initiatives mentioned above and a higher short-term transition tax liability balance reflecting the increase to the Company's 2023 installment payment due April 2024.
Other liabilities decreased 20% to $438.2 million as of October 1, 2023, from $545.1 million as of September 25, 2022. The decrease was primarily driven by the reclassification of $52.1 million of other liability balances to liabilities held for sale during the third quarter of 2023. Absent this reclassification, the decrease in Other liabilities was driven by a lower transition tax liability balance reflecting the reclassification of the 2023 installment payment due April 2024, lower long-term pension liability balances and lower long-term deferred tax balances reflecting the amortization of deferred tax liabilities. These decreases were partially offset by a higher long-term lease liability balance attributable to a lease entered during the first nine months of 2023 in support of the Wizards of the Coast and Digital Gaming segment.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the nine-month periods ended October 1, 2023 and September 25, 2022.

	October 1, 2023	September 25, 2022
Net cash provided by (utilized for):
Operating activities	$334.9	$262.2
Investing activities	(162.6)	(265.8)
Financing activities	(418.0)	(443.0)
Net cash provided by operating activities in the first nine months of 2023 was $334.9 million compared to $262.2 million in the first nine months of 2022. The $72.7 million increase in net cash provided by operating activities after adjusting for non-cash items, was primarily attributable to lower investments in entertainment content and production during the first nine months of 2023.
Net cash utilized for investing activities was $162.6 million in the first nine months of 2023 compared to net cash utilized for investing activities of $265.8 million in the first nine months of 2022. Additions to property, plant and equipment were $160.4 million in the first nine months of 2023 compared to $130.7 million in the first nine months of 2022, reflecting increased investments in the Company's digital gaming initiatives as well as right of use asset additions and leasehold improvements within the Wizards of the Coast and Digital Gaming segment. In 2022, net cash utilized for investing activities reflects a cash payment of $146.3 million made during the second quarter, related to the D&D Beyond Acquisition.
Net cash utilized for financing activities was $418.0 million in the first nine months of 2023 compared to $443.0 million in the first nine months of 2022. Financing activities in the first nine months of 2023 include $60.0 million of principal amortization payments toward the Five-Year Tranche loan described below, as well as drawdowns of $117.9 million and repayments of $162.0 million, related to production financing loans. Financing activities in the first nine months of 2022 include payments totaling $72.5 million toward the Five-Year Tranche loan consisting of $50.0 million principal and a quarterly principal amortization payment of $22.5 million, in addition to drawdowns of $204.5 million and repayments of $189.2 million, related to production financing loans, as well as cash payments of $125.0 million to repurchases the Company's common stock.
Dividends paid in the first nine months of 2023 totaled $290.9 million, compared to $288.6 million in the first nine months of 2022.

Sources and Uses of Cash
The Company commits to inventory production, advertising and marketing expenditures in support of its consumer products business, prior to the peak fourth quarter retail selling season. Accounts receivable typically increase during the third and fourth quarters as customers increase their purchases to meet expected consumer demand in the holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable sometimes makes it necessary for the Company to borrow amounts during the latter part of the year. In the Company's entertainment business, cash expenditures for productions are often made well in advance of sale and delivery of the content produced whereas trading card and digital gaming revenues have shorter collection periods, but product development expense often occurs years prior to release and revenue generation. During the first nine months of 2023 and 2022, the Company primarily used cash from operations and, to a lesser extent, borrowings under its commercial program in addition to borrowings under its available lines of credit, in particular production financing vehicles, to fund its working capital.
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. During the second quarter of 2023, to meet certain of its short-term liquidity needs, the Company issued commercial paper notes under the Program, all of which were repaid by the Company prior to the close of the second quarter. As of October 1, 2023, the Company had no outstanding borrowings related to the Program.
During September 2023, the Company entered into a third amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion, effective as of September 5, 2023. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement was extended through September 5, 2028. Prior to the September 2023 amendment, the Amended Revolving Credit Agreement provided for a $1.5 billion revolving credit facility. The Company was in compliance with all covenants as of October 1, 2023. The Company had no borrowings outstanding under its committed revolving credit facility as of October 1, 2023. However, letters of credit outstanding under this facility as of October 1, 2023 were approximately $4.0 million. Amounts available and unused under the committed line, at October 1, 2023 were approximately $1.25 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $9.3 million was utilized as of October 1, 2023. Of the amount utilized under, or supported by, the uncommitted lines, the full $9.3 million represented letters of credit.
In September of 2019, the Company entered into a $1.0 billion Term Loan Agreement (the "Term Loan Agreement") with Bank of America N.A. (“Bank of America”), as administrative agent, and certain financial institutions as lenders, pursuant to which such lenders committed to provide, contingent upon the completion of the eOne Acquisition and certain other customary conditions to funding, (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan Facilities. As of October 1, 2023, the Company has fully repaid the Three-Year Tranche $400.0 million principal term loan, and of the Five-Year Tranche $600.0 million principal balance, the Company has repaid a total of $350.0 million in the following increments: $22.5 million in 2020; $180.0 million in 2021; $87.5 million in 2022; and, $60.0 million during the first nine months of 2023. The Company is subject to certain financial covenants contained in this agreement and as of October 1, 2023, the Company was in compliance with these covenants. The terms of the Term Loan Facilities are described in note 7 to the consolidated financial statements included in Part I of this Form 10-Q.

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
The Company uses production financing facilities to fund its film and television productions which are arranged on an individual production basis by either special purpose production subsidiaries, each secured by the assets and future revenues of such production subsidiaries, which are non-recourse to the Company's assets, or through a senior revolving credit facility obtained in November 2021, dedicated to production financing. The Company's senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) provides the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provides the Company with the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Revolving Production Financing Agreement extends through November 22, 2024. The Company uses the RPCF to fund certain of the Company’s original film and TV production costs. Borrowings under the RPCF are non-recourse to the Company's assets. During the first nine months of 2023, the Company had total drawdowns of $117.9 million and repayments of $162.0 million towards these production financing facilities. As of October 1, 2023, the Company had outstanding production financing borrowings related to these facilities of $150.9 million, all of which were reclassified to Liabilities held for sale in the Company's consolidated balance sheets, included in Part I of this Form 10-Q. For additional information on Assets and Liabilities held for sale, see note 15 to the consolidated financial statements included in Part I, Item 1. Financial Statements, of this Form 10-Q.
The Company has principal amounts of long-term debt as of October 1, 2023 of $3.7 billion, due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $68.2 million is current as of October 1, 2023 of which $60.0 million is related to principal amortization of the 5-year term loans due December 2024 and $8.2 million, which was reclassified to Liabilities held for sale, represents the Company's outstanding production financing facilities at October 1, 2023. In addition to the early repayment of the 2022 Notes described above, during the first quarter of 2021, the Company repaid in full, its 3.15% Notes in the aggregate principal amount of $300.0 million due in May 2021, including accrued interest. See note 7 to the Company’s consolidated financial statements in Part I of this Form 10-Q for additional information on long-term debt and long-term debt interest repayment, respectively.
The Company also had purchase commitments of approximately $240.9 million outstanding at October 1, 2023.
Other contractual obligations and commercial commitments, as detailed in the Company's 2022 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. In 2023 Hasbro maintained its quarterly dividend rate of $0.70 per share for the dividends paid in February, May and August and has declared a fourth cash dividend of $0.70 per share payable on November 15, 2023 to shareholders of record as of November 1, 2023. In addition to the dividend, the Company periodically returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005 the Company's Board of Directors (the "Board") adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization was approved in May 2018 for $500 million. At October 1, 2023, $241.6 million remained available under these share repurchase authorizations. There were no share repurchases made during the first nine months of 2023. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.
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
The Company reflects derivatives at their fair value as an asset or liability on the consolidated balance sheets. The Company does not speculate in foreign currency exchange contracts. As of October 1, 2023, these contracts had net unrealized gains of $6.1 million, of which $6.8 million of unrealized gains are recorded in prepaid expenses and other current assets, $1.4 million of unrealized gains are recorded in other assets and $2.1 million of unrealized losses are recorded in accrued liabilities. Included in accumulated other comprehensive loss at October 1, 2023 are deferred gains, net of tax, of $2.7 million, related to these derivatives.
As of October 1, 2023, the Company had fixed-rate long-term debt of $3.7 billion. In May 2014, the Company issued an aggregate $600.0 million of long-term debt which consisted of $300.0 million of 3.15% Notes, subsequently repaid in 2021, and $300.0 million of 5.10% Notes due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in accumulated other comprehensive loss and is being amortized through the consolidated statements of operations using an effective interest rate method over the life of the related debt. Included in accumulated other comprehensive loss at October 1, 2023 are deferred losses, net of tax, of $14.4 million related to these derivatives.
INFLATION
The Company's business operations for the periods presented have been impacted by inflationary pressures however, due to mitigating actions taken by the Company, such as price increases implemented during 2022 and specialized organizational cost-savings programs including supply chain management improvements, the impact of general price inflation on our financial position and results of operations has been reduced. The Company continues to monitor the impact of inflation to its business operations on an ongoing basis and may need to adjust prices further to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation could affect consumer purchases of our products and spending on entertainment. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company's financial results.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 1, 2023. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Any strike, prolonged or new, by, or lockout of, one or more of the unions that provide personnel essential to the development, production or distribution of films or television programs, such as the five-months long strike by the Writers Guild of America, which ended in September 2023, and the ongoing strike by the American actors' union SAG-AFTRA, which began on July 14, 2023, could delay or halt our and our partners' ongoing entertainment activities. Halts or delays, depending on the length of time, could cause a delay or interruption in our and our partners' development, production and release of new films and television programs, which could impact our entertainment business, and could also delay and/or lower the revenues we expected to receive from entertainment related toys, games and other merchandise.
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
There were no repurchases of the Company’s Common Stock during the nine months ended October 1, 2023. At October 1, 2023, Hasbro had $241.6 million remaining available under its share repurchase authorization.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended October 1, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

2.1
Equity Purchase Agreement, dated as of August 3, 2023, by and among Hasbro,. Inc., Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.à.r.l (Incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2023).

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

10.1
Second Amendment to the Amended and Restated Revolving Credit Agreement dated August 3, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2023).

10.2	Second Amendment to the Term Loan Agreement dated August 3, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2023).

10.3
Third Amended and Restated Revolving Credit Agreement, dated as of September 5, 2023, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

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

HASBRO, INC.
(Registrant)

Date: November 1, 2023	By: /s/ Gina Goetter
Gina Goetter
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)