Form 10-K
period 2023-12-31
HASBRO, INC.
filed 2024-02-28
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The aggregate market value on July 2, 2023 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $8,933,575,963. The registrant does not have non-voting common stock outstanding.
The number of shares of common stock outstanding as of February 13, 2024 was 138,791,480.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Special Note Regarding Forward-Looking Statements
From time to time, including in this Annual Report on Form 10-K (“Form 10-K”) and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to matters such as: our business and marketing strategies; anticipated financial performance or business prospects in future periods; relationships with business partners, customers and suppliers; purchasing patterns of our customers and consumers; expected technological and product developments; the expected timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers; expected benefits and plans relating to acquired brands, properties and businesses; the development and timing of planned digital gaming products, consumer products and entertainment releases; adapting to changes in the methods of product and content distribution; marketing and promotional efforts; research and development activities; management of supply and inventory; expectations related to our manufacturing; impact of public health conditions; adequacy of our properties; expected benefits and cost-savings resulting from the Company’s Operational Excellence Program; expected benefits and cost-savings from certain restructuring actions and divestiture of non-core businesses or assets; capital expenditures; working capital; liquidity; timing of and amount of repayment of indebtedness; capital allocation strategy, including plans for dividends and share repurchases; and other financial, tax, accounting and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed in the risk factors below and in Part I, Item 1A. Risk Factors, of this Form 10-K are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report.

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
Strategic Risks
•We may not successfully implement and execute our business strategy and transformation initiatives.
•Consumer interests change quickly, making it difficult to develop innovative and successful products and entertainment. Consumers may prefer the products and games offered by our competitors to those we offer, harming our business and results.
•A key to our future success will be our ability to further develop our digital gaming business.
•Changes in viewing behaviors and formats in the entertainment industry may harm our business.
•We may lose rights to existing partner brands or fail to secure such rights in the future.
•Our third-party licenses may not be profitable and generate significant revenues or royalties for us if licensed material does not achieve sufficient market appeal.
•The industries in which we compete are highly competitive, with low barriers to entry.
•Acquisitions, licenses, dispositions and other investments we complete may not provide us with the benefits we expect, or the realization of such benefits may be significantly delayed.
Operational Risks
•Our business may be harmed if we are not successful in transforming our supply chain operations.

•We may be unable to develop, introduce and ship products on a timely and cost-effective basis, or we may be unable to successfully navigate through global supply chain challenges.
•We may be unable to successfully adapt to the increasing importance of direct-to-consumer sales.
•Our customer base remains highly concentrated, making us susceptible to the success of their businesses.
•Our substantial business, sales and manufacturing outside the U.S. subjects us to risks of international operations.
•Our reliance on third-party manufacturers, particularly in China, presents risks to our business.
•Our digital game and entertainment offerings may be dependent on third-party studios, content producers and distribution channels.
•We will have less control over certain functions of our business due to the planned outsourcing to a third-party.
•We have had recent leadership changes and other employee changes. If we lose key management or other employees or are unable to attract and retain talented people with the skill-sets we need for our diverse and changing business, our business may be harmed. Similarly, if new members of management and new employees are not successful that will negatively impact our business.
•We may be unable to hire and develop diverse talent, thereby making it difficult to compete.
•Our business may be harmed if we are unable to protect our critical intellectual property rights.
•If we do not successfully operate our information technology systems, or if our electronic data is compromised, our business may be harmed.
Global and Economic Risks
•Pandemics or outbreaks of diseases or viruses have had and may continue to have an adverse effect on our business, including harming our ability to source and ship products in a timely and cost-effective manner.
•Changes in U.S., global or regional economic conditions can harm our business, such as inflation, rising interest rates and unemployment rates, as well as the markets in which we and our employees, consumers, customers, suppliers and manufacturers operate. Such changes can also adversely impact discretionary consumer spending.
Financial Risks
•Seasonality in our business may cause our quarterly and annual operating results to fluctuate.
•Impairment charges related to goodwill and intangible assets acquired assets or other investments could harm our results.
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
•We could be the subject of product liability suits, product recalls or claims relating to media content, any of which could harm our business.
•We may be involved in other litigation and similar matters which may entail significant expense or otherwise adversely impact our business.
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

Item 1.    Business.
Overview
Hasbro, Inc. (“Hasbro”) is a toy and game company whose mission is to entertain and connect generations of fans through the wonder of storytelling and exhilaration of play. We are Creating Magic Through Play by delivering engaging brand experiences for global audiences across gaming, consumer products and entertainment, with a portfolio of iconic brands including MAGIC: THE GATHERING, Hasbro Gaming, PLAY-DOH, NERF, TRANSFORMERS, DUNGEONS & DRAGONS, and PEPPA PIG, as well as premier partner brands.
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

Recent Developments
Fiscal year 2023 was a year of transformation for our business. Following the October 2022 announcement of our revised strategic plan, we embarked upon an ambitious, multi-year transformation guided by our revamped strategy. Since that announcement, we have been able to create efficiencies in our supply chain, improve our inventory position, lower our costs, and reinvest back into the business. During fiscal 2023, we strengthened our leadership team with industry veterans and turnaround experts and have focused our strategic investments on our most valuable and profitable franchises across games, toys, licensing and entertainment. This focused strategy also led to the decision to sell certain non-core parts of our business, including the Entertainment One film and television business not relating to Hasbro and family-oriented brands, which we refer to as Hasbro Brands and Family Brands. In 2023, we experienced stronger than expected market headwinds within our Consumer Products business, resulting in our difficult decision to take additional headcount reductions and accelerate the process of certain organizational structure changes that is expected to result in the reallocation of people and resources, both in effort to strengthen our foundation and position Hasbro for growth.
A further description of key 2023 developments are summarized below.

Executive Leadership
On April 12, 2023, we announced the appointment of Gina Goetter as Chief Financial Officer, effective May 18, 2023. Ms. Goetter joined Hasbro from Harley Davidson, Inc., where she served as Chief Financial Officer. Prior to her time at Harley Davidson, Inc., Ms. Goetter served in senior leadership roles at Tyson Foods, Inc. and General Mills, Inc., where she was responsible for leading the turnaround of those businesses. Ms. Goetter succeeded Deborah Thomas, who retired from the Company after 24 years of instrumental leadership of the Company.
On April 12, 2023, we also announced the appointment of industry veteran Tim Kilpin as President, Toys, Licensing & Entertainment, effective April 24, 2023. Mr. Kilpin joined Hasbro from PlayMonster Group, LLC, where he served as Executive Chairman and Chief Executive Officer. Previously, Mr. Kilpin held senior leadership positions within the toy and entertainment industry at companies that include Activision Blizzard, Inc., Mattel, Inc. and The Walt Disney Company.
Focus on Fewer, Bigger and More Profitable
We continued focusing our efforts on fewer, bigger and more profitable brands in 2023. For example, MAGIC: THE GATHERING had a record year in 2023 with a string of successful new sets. In 2023, we expanded our Magic audience through the integration of other well-known IP, such as with The Lord of the Rings: Tales of Middle-earth card set, Magic's best-selling set of all time, released in June 2023.
For DUNGEONS & DRAGONS, we activated multiple parts of our Blueprint, including through the release of Baldur’s Gate 3, the DUNGEONS & DRAGONS-based role-playing video game, the theatrical release of Dungeons & Dragons: Honor Among Thieves and the continued integration of D&D Beyond, the premier digital content platform for DUNGEONS & DRAGONS acquired during the second quarter of 2022. Baldur's Gate 3, released in the third quarter of 2023 from our partners at Larian Studios, has won six awards, including Game of the Year at the 10th annual Game Awards.
We experienced success through the out-license of certain of our brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties into digital gaming experiences. One example is the popular free-to-play mobile game, Monopoly Go!, released by Scopely, Inc. during 2023 and based on the classic MONOPOLY board game. Monopoly Go! surpassed $1.0 billion in revenue in 2023, from which we receive digital licensing royalties.
In consumer products, we continue to seek ways to reinvent, redesign and reintroduce products on a cost-effective, profitable basis. A key example of such a product is FURBY. In 2023, we introduced a new product line of FURBY products for its 25th anniversary. Additionally, we have focused on fewer brands and on our bigger and more profitable brands by reducing both our inventory position and our SKUs by approximately 50%.
Sale of Non-core Entertainment One Film and TV Business
On December 27, 2023, we completed the sale of our Entertainment One film and television business ("eOne Film and TV") to Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.à.r.l (collectively "Lionsgate"), pursuant to the terms of an equity purchase agreement dated August 3, 2023 among Hasbro and Lionsgate. Lionsgate acquired the eOne Film and TV business for a purchase price of $375.0 million in cash, subject to certain purchase price adjustments plus the assumption by Lionsgate of production financing loans. As part of the eOne Film and TV sale, we utilized the proceeds on sale to reduce our outstanding debt.
The sale included a team of talented employees, a content library of approximately 6,500 titles, and active productions for certain non-Hasbro owned intellectual properties such as The Rookie and Yellow Jackets franchises.
Going forward, we retained brand-based created content and the capability to develop and produce entertainment including animation, digital shorts, scripted TV and theatrical films related to core Hasbro IP as well as our Family Brands business, such as PEPPA PIG and PJ MASKS.
See note 3 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K, for further information on the sale of eOne Film and TV.
Hasbro Transformation Office; Operational Excellence Program
Under our new strategic plan, in late 2022 we launched the Hasbro Transformation Office ("HTO"), a team of leaders dedicated to running a disciplined, purpose-built company that is simpler, more efficient and redesigned to drive long-term sustainable growth in markets in which we compete. Our HTO aligns and delivers on our Operational Excellence program, an ongoing enterprise-wide cost-savings initiative intended to improve our business through specialized organizational programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value.
As part of this program, in January 2023, the Company announced the intention to eliminate approximately 1,000 positions from its global workforce, or approximately 15% of global full-time employees (“Initial Actions”). In December 2023, following a further review of the Company’s cost structure and organizational design, the Company announced additional strategic steps to position the business for future growth, including additional headcount reductions under the Operational Excellence Program, and a revised organizational structure whereby aspects of certain corporate functions are anticipated to be supported by a third-party outsourcing provider. The Company’s organizational structure changes will result in the reallocation of people and resources, including voluntary early retirement for certain groups of employees and additional involuntary reductions in employees (“Additional Actions”). The Company currently anticipates that approximately 900 incremental positions will be eliminated as part of the Additional Actions.
For additional information, see note 19 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K.
Our Strategy
Our mission is to entertain and connect generations of fans through the wonder of storytelling and exhilaration of play. We are "Creating Magic Through Play". Our strategic plan, which we refer to as our Blueprint or Blueprint 2.0, supports our mission by bringing compelling and expansive brand experiences to consumers and audiences around the world. Using this approach, our brands are transformed as story-led and play-led consumer franchises brought to life through games, play and experiences and offered across a multitude of platforms and media. Our commitment to disciplined, strategic investments, differentiates Hasbro as a purpose-driven business with diversified capabilities focused on driving long-term, sustainable and profitable growth and enhancing shareholder value.
We are focused on a number of key areas.
Innovative Play
•Build innovative toys and games that create memorable, social and collectible experiences of play and entertainment in our key focus categories: games (board games, trading cards, role playing); preschool; action brands; creativity; outdoor; and dolls.
Expanding Brands
•Focus on a franchise-first approach to deliver the magic of our brands through licensing, digital games and entertainment.
•Focus on fewer, bigger, more profitable brands and driving market share in our key focus categories.
•Entertainment investments focused on Hasbro IP aligned with our strategic plan, including merchandise and digital engagement opportunities with a focus on franchise brands.
Analytics and Insights
•Develop our insights and analytics capabilities, which are heavily focused on putting consumers at the center of everything we do, as we build multi-generational brands.
Direct to Consumer
•Invest in our Hasbro direct-to-consumer business and build direct relationships with fans through ecommerce, social, digital games and services.
Digital Gaming
•Continue to cultivate our digital gaming business, through AAA games, games as a service and licensing relationships that activate our brands.

Licensing
•Scale licensing of our brands through a growing portfolio of partners from theme park operators to toy companies, for consumers to experience our brands and drive communities of friendship and fandom around them.
Operational Excellence
•Execute operational savings initiatives, including supply chain transformation, to improve operating results and reinvest in our business.
People
•Invest in and empower our people at all levels of our organization and continue to foster a diverse and inclusive culture that drives accountability and focuses on profitability.
Hasbro's purpose of creating joy and community for all people around the world, one game, one toy, one story at a time starts with consumers and our fans, who represent multigenerational audiences that sit at the center of our strategy. Understanding our fans, expanding our fan base and delivering for them is the key driver behind our evolution as a brand-driven toy and game company. The development and execution of our brands are informed by our brand insights platform, a proprietary consumer insights and data analytics system which helps us understand the behavior of our consumers. We have learned that consumers will travel with a brand that they love across multiple forms and formats, including our core historical strength of toys and games and licensed consumer products, as well as digital gaming and story-led entertainment and experiences.
The value of Hasbro is fully activated when we can take a brand across multiple elements of Blueprint 2.0 including consumer products such as digital gaming; toys, games and licensed products; entertainment and experiences; and our Hasbro Direct business. The ability to build a brand and leverage in-house capabilities to create multiple categories of engagement with consumers and fans is an advantage for Hasbro and helps to optimize our economics.
Below is a summary of key areas of focus for activating our brands.
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
Within toys and games, as a leading producer of new and innovative gaming brands and play experiences, our gaming business continues to transform game play. To successfully execute our gaming strategy, we consider brands which capitalize on existing trends while evolving our approach using consumer insights and data analytics, technology advancements and offering game-play experiences addressed to consumer demand for face-to-face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games. Our goal is to create innovative toys and games that create memorable and magical moments that last a lifetime.
Our subsidiary, Wizards of the Coast (“Wizards”), is a critical part of our gaming business, driving innovation and growth through its popular role-playing and fantasy card-collecting games such as MAGIC: THE GATHERING, Hasbro's first billion-dollar brand which benefited from multiple tentpole set releases exceeding $100.0 million per set during 2023, and DUNGEONS & DRAGONS. Our iconic game brands include long-time favorites such as MONOPOLY, JENGA, CONNECT 4, THE GAME OF LIFE, SCRABBLE, CLUE and TRIVIAL PURSUIT, as well as many other well-known game brands.
•Licensed Consumer Products. As a complement to our toy and game business, we promote our brands through the out-licensing of our intellectual properties to third parties for promotional and merchandising uses in a wide range of consumer products. These include apparel, publishing, home goods and electronics, or in certain situations, toy products where the out-licensing of brands is more effective and profitable than developing and marketing the products ourselves. A recent example of this includes the return of our LITTLEST PET SHOP brand through our partnership with Basic Fun!, a global marketer of toys and consumer products. Together we relaunched LITTLEST PET SHOP through a Roblox experience in December 2023 and expect a refreshed LITTLEST PET SHOP product lineup in the first half of 2024 featuring new characters, collectables, and play-sets. We also out-license our brands for uses in theme park attractions and other forms of location-based entertainment. In cases where we license our intellectual property to a third party, we enter into contracts with licensees that pay us either a sales-based or usage-based royalty, or a combination of both, for use of the brands, and, in some cases, the license arrangements are subject to minimum guaranteed amounts or fixed fees, over the term of the license.
•Digital Gaming. Important to our success is the continued growth and development of our digital gaming business, including development of AAA games, games as a service and licensed games. Spanning action role-playing games for web-based play, PC and gaming consoles, to Hasbro branded mobile application-based games, our digital gaming business helps to unlock the full value of our brands and achieve our mission of storytelling and bringing our brands to life. Recent examples include the 2023 release of Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game from our partners at Larian Studios which won six awards, including Game of the Year at the 10th annual Game Awards. In 2022, we acquired D&D Beyond, the premier digital content platform for DUNGEONS & DRAGONS. In addition, we continue to develop and enhance other digital games internally and through third parties. For example, we have developed and launched the digital version of the MAGIC: THE GATHERING card game, Magic: The Gathering Arena and its related mobile application, both of which complement the Company's direct-to-customer relationships with our new and long-time, MAGIC: THE GATHERING fan-base. We also out-license certain of our brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties into digital gaming experiences such as Baldur's Gate 3. One example is the popular Monopoly Go! free-to-play mobile game, released by Scopely, Inc. during 2023 and based on the classic board game, MONOPOLY.
•Entertainment. Reinforcing storylines associated with our owned and controlled Hasbro and Family Brands through entertainment mediums, including television, film, digital content and other programming is our primary entertainment strategy. With our cross-platform capabilities our entertainment business leverages film and television production and sales, digital content and children's programming to create compelling entertainment and drive creativity and overall awareness across brands with merchandising and licensing tie-ins.
◦Film and Television. Our go-forward primary focus is on the development, production and co-production of content based upon Hasbro brands. Our film content is offered on all media channels, including cinema, home entertainment, broadcast and digital, including Subscription Video‑On‑Demand ("SVOD").
We partner with Paramount Pictures (“Paramount”) to produce and distribute live action and animated films, as well as television programming based on Hasbro brands. We play an active role alongside Paramount in content development, production and distribution in addition to the financing of films created through our cooperative agreements. Under this relationship we released Dungeons & Dragons: Honor Among Thieves, in early 2023, and under a separate agreement entered with Paramount, we released the feature length film, Transformers: Rise of the Beasts, in the Summer of 2023.
◦Family Brands Animation. Our family brands team develops, produces and distributes Hasbro brand-based animation content for children’s properties on a worldwide basis which results in multiple touchpoints across Blueprint 2.0. The principal brands include PEPPA PIG and MY LITTLE PONY whose content entertains children worldwide and generates revenues through licensing and merchandising programs across multiple retail categories. These brands generate revenues from Advertising Video-On-Demand (“AVOD”) through platforms such as YouTube and SVOD revenues from the sale of content to video streaming platforms. Our portfolio of preschool brand driven content also includes BABY ALIVE and PLAY-DOH and the development of new preschool programs and properties.
•Hasbro Direct. Our Hasbro Direct business is our "Fans Come First" approach, intended to create direct connections with our consumers and includes the following platforms:
◦Magic: The Gathering Arena - the free-to-play online adaptation of the MAGIC: THE GATHERING card game where players can explore the fantasy worlds of Magic: The Gathering Arena, play a variety of game formats to collect cards and test skills against friends and other players around the world, or enter in-game tournaments.

◦SECRET LAIR - our internet-based storefront where MAGIC: THE GATHERING fans can purchase exclusive and limited versions of cards.
◦D&D Beyond - the premier digital content platform for DUNGEONS & DRAGONS where fans can access online versions of official rule books, character sheets and catalogs, adventures, and other digital tools such as character builders and official D&D content available for purchase.
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
With these platforms, we are expanding and enhancing our capabilities beyond the traditional ecommerce outlet to serve our consumers and activate brands across Blueprint 2.0. Connecting with fans directly makes our products more accessible in more markets and enables us to sell brands and showcase selected items, creating more brand awareness while gaining a deeper understanding of our fans and what they want and expect from Hasbro.

•Other Elements of our Strategy. Other aspects of our strategy that help drive our storytelling experiences include digital content, location-based entertainment, and publishing.
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
◦Location-Based Entertainment. Location-based entertainment (“LBE”) allows consumers to experience and share our brands. LBE includes licensing our brands to theme parks, water parks, hotels and resorts, family entertainment centers, retail, dining and entertainment, shows, exhibits and exhibitions such as Hasbro City, the newly-opened Hasbro-themed family entertainment center located in Paseo Interlomas, Mexico featuring thrilling theme park rides and experiences, live shows, food and beverage options and the region's first Hasbro-themed retail location. These experiences bring our brands to life and further immerse our consumers in our storytelling in a capital efficient manner.
◦Publishing. Licensing our brands to global publishers is another way to bring our brands to consumers in a meaningful way through various publishing formats, from puzzle and trivia books to children's stories, adult novels and comics.

Brand Portfolios
In 2023, we realigned our brand portfolios to correspond with the evolution of our strategy. We organized and marketed owned, controlled and licensed intellectual properties within our brand architecture under the following four brand portfolios:
•Franchise Brands
•Partner Brands
•Portfolio Brands
•Non-Hasbro Branded Film & TV

Brand Portfolio	Description	Recent Developments
Franchise Brands
Includes our flagship owned or controlled brands, which we believe can deliver significant revenues, profits and growth over the long term.

Key Brands Include:
•MAGIC: THE GATHERING
•Hasbro Gaming
•PLAY-DOH
•NERF
•TRANSFORMERS
•DUNGEONS & DRAGONS
•PEPPA PIG

•In 2023, MAGIC: THE GATHERING benefited from successful card set releases that include Lord of the Rings: Tales of Middle-earth, Phyrexia: All Will Be One, March of the Machine, and Wilds of Eldraine.
•We have established a diverse portfolio of well-known gaming brands through acquisition, invention and innovation. In 2023, we launched TWISTER AIR, a modernized mobile app-enabled game inspired by the Hasbro classic, TWISTER. Another example is the popular Monopoly Go! free-to-play mobile game, released by Scopely, Inc. during 2023 and based on the classic board game, MONOPOLY.
•Continued launches of our engaging and popular PLAY-DOH products include the PLAY-DOH Magical Mixer Playset and the PLAY-DOH Busy Chef’s Restaurant Playset in 2023.
•In 2023, partnering with Paramount Pictures, our TRANSFORMERS brand was supported by the release of Transformers: Rise of the Beasts, the seventh installment in the TRANSFORMERS film series, along with an all new associated TRANSFORMERS product line.
•DUNGEONS & DRAGONS growth in 2023 was driven by the award winning D&D-based role-playing video game, Baldur's Gate 3, released during the second half of 2023, and the theatrical release of the film Dungeons & Dragons: Honor Among Thieves, released in March 2023.
•In 2024, we will be celebrating the 20th anniversary of PEPPA PIG with the hour-long cinema release, Peppa’s Cinema Party, featuring ten never-seen-before PEPPA PIG episodes and five all-new sing along songs, premiering in February 2024.

Partner Brands
Includes those brands we license from other parties for which we develop toy and game products. Partner brand revenues fluctuate based primarily on the entertainment releases around these brands in any given year.
Key Brands include:
•MARVEL, including SPIDER-MAN and THE AVENGERS(1)
•LUCASFILMS' STAR WARS(1)
•BEYBLADE
•GHOST BUSTERS
•INDIANA JONES(1)

(1) Owned by The Walt Disney Company (“Disney”).

•We hold certain toy and game licensed merchandise rights for major Disney entertainment properties Marvel and Star Wars, each for multi-year terms.
• Our products were also supported by numerous streaming and broadcast television series of our partners.

Portfolio Brands	Includes those brands we own or control which we feel have upside in revenue and profitability that have not yet grown to the significance of a franchise brand.	•In 2023 Hasbro reintroduced FURBY, the iconic interactive toy, with a new product line launched to celebrate the brand's 25th anniversary.
Non-Hasbro Branded Film and TV	Includes non-Hasbro-branded film and TV and other entertainment related revenues, the majority of which are associated with the Company's non-core eOne Film and TV business sold to Lionsgate.
•This relates to non-Hasbro branded content. In 2024 this category will be removed from the Company's brand architecture. Hasbro will continue to develop and produce animation, digital shorts, scripted TV and theatrical films for audiences related to core Hasbro IP. All retained Hasbro-branded content is included in the portfolios noted above.

Reportable Segments
In 2023, our four reportable segments were:
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
•Wizards of the Coast offerings include popular games such as the collectible card game MAGIC: THE GATHERING and the fantasy tabletop role-playing game DUNGEONS & DRAGONS, as well as other digital games developed for mobile devices, personal computers and video gaming consoles including Magic: The Gathering Arena. Additionally, we out-license certain of our brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties, into digital gaming experiences such as Monopoly Go!.

Entertainment
•Engaged in the development and production of Hasbro-branded entertainment content including film, television, children's programming, digital content and live entertainment focused on the rich vault of Hasbro-owned properties.
•Feature length film and television programming based on our owned and controlled brands provide both immersive storytelling and the ability for our consumers to enjoy these properties in different formats, which also drives product sales, results in increased licensing revenues, and expands overall brand awareness.
•See note 3 to our consolidated financial statements, included in Part II, Item 8. Financial Statements, of this Form 10-K for additional information on the results of operations attributable to the Company's non-core eOne business sold to Lionsgate during the fourth quarter of 2023.

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

Working Capital Requirements; Seasonality
Our working capital needs are financed through available cash generated from operations, primarily through the sale of toys and games and secondarily through our consumer products licensing and entertainment operations, and, when necessary, by issuing commercial paper or borrowing under our revolving credit agreement.
In addition, during 2023 the Company’s Entertainment segment used production financing to fund certain of its television and film productions which are typically arranged on an individual production basis by either special purpose production subsidiaries or through a senior revolving credit facility obtained in November 2021, dedicated to production financing. The individual production loans and the senior revolving credit facility dedicated to production financing were assumed by Lionsgate effective upon the closing of the sale of the eOne Film and TV business in the fourth quarter of 2023.
Our customer order patterns may vary from year to year largely due to fluctuations in the degree of consumer acceptance of product lines, supply and product availability, marketing strategies and inventory policies of retailers, TV and film content releases, including the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As a result, a disproportionate volume of our net revenues from our consumer products business has historically been earned during the third and fourth quarters leading up to the retail industry’s holiday selling season, including Christmas. Accordingly, comparisons of unshipped orders on any date with those at the same date in the prior year are not necessarily indicative of our sales for that year. Moreover, quick response or just-in-time inventory management practices being used by retailers, along with growth in ecommerce results in the increasing trend of order placement for immediate delivery and fewer orders being placed well in advance of shipment. Retailers prefer timing their orders for fulfillment by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during the holiday selling season as they had anticipated, their demand for additional product in the following fiscal year could be curtailed, thus negatively impacting the Company’s future revenues. We expect that retailers will continue to follow this strategy. As such, our business generally earns more revenue in the second half of the year compared to the first half. In 2023 and 2022, the second half of the year accounted for approximately 56% and 57% of full year revenues, respectively, with the third and fourth quarters accounting for approximately 30% and 26%, respectively, of full year net revenues in 2023 and 28% and 29%, respectively, of full year revenues in each of the third and fourth quarters of 2022.
Historically, we commit to the majority of our inventory production and advertising and marketing expenditures for a given year, prior to the peak fourth quarter retail selling season. Our accounts receivable balances typically increase during the third and fourth quarters as customers increase their purchases to meet expected consumer demand in the holiday season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until later in the fourth quarter or early in the first quarter of the subsequent year, as a result of these timing differences between expenses paid and revenues collected, from time to time it may be necessary to borrow varying amounts during the year.
Our entertainment business is also subject to seasonal variations based on the timing of film, television, streaming and digital content releases, which are often determined based on the timing of prime television seasons, certain geographic release dates and competition in the market.
Product Development and Royalties
Development
Our success is dependent on continuous innovation in our storytelling and play offerings and requires ongoing development of new brands and products alongside the redesign of existing products to drive consumer interest and market acceptance. Our toy and game products are developed by a global development function, the costs of which are allocated to the selling entities which comprise our principal operating segments. These costs include activities related to the development, design and engineering of new products and their packaging and on the improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers.
Development and related costs associated with Wizards of the Coast products are specifically allocated to that line of business, including investments in tabletop and digital gaming initiatives as well as those planned for release in the coming years.
In addition to the design and development work performed by our own staff, we work with a number of independent toy and game designers, and compete for their designs and ideas with other toy and game manufacturers. Rights to such designs and ideas, when acquired or licensed by us, are usually exclusive for particular categories and the agreements require us to pay the designer a royalty on our net sales of the item. These designer royalty agreements may also provide for advance royalties and minimum guarantees.
Royalties and Participations
We also produce an array of products under licenses based on our partners’ trademarks and copyrights for the names or likenesses of characters from movies, television shows and other entertainment media. We compete with other toy and game manufacturers for these licensed rights, and we refer to our products produced under these arrangements as Partner Brands. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters may be exclusive for specific products or product lines in specified territories, or may be non-exclusive, in which case our product offerings may be competing with the product offerings of other licensees. In many instances, advance royalties and minimum guarantees are required by these license agreements. Our royalty expense in any given year may vary depending upon product mix and the timing of movie releases and other entertainment media.
Additionally, we promote our brands through the out-licensing of our intellectual properties to third parties for promotional and merchandising uses in a wide range of consumer products, where the out-licensing of brands is more effective and profitable than developing and marketing the products ourselves. We also out-license our brands for uses in theme park attractions and other forms of location-based entertainment. Under these agreements, licensees either pay us a sales-based or usage-based royalty, or a combination of both, for use of our brands, and, in some cases, the license arrangements are subject to minimum guaranteed amounts or fixed fees, over the term of the license.
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
Customer Concentration
During 2023, net revenues from our top five retail customers accounted for approximately 34% of our consolidated global net revenues, including our largest customers, Wal-Mart Stores, Inc. and Amazon.com who together represented 22% of consolidated global net revenues, with each accounting for 11%. Net revenues from the Company’s major customers are reported within the Consumer Products segment, Wizards of the Coast & Digital Gaming segment and the Entertainment segment. Ecommerce sales continues to represent a significant portion of overall sales to these customers as annually, consumers are continuing to purchase more products online compared to visiting retail store locations. Please see Part I, Item 1A. Risk Factors, of this Form 10-K for a further discussion of risks relating to customer concentration.
Advertising
We advertise many of our products and brands through digital marketing, social media and on television. Products are strategically cross promoted by spotlighting specific products alongside related offerings in a manner that promotes the sale of not only the selected item, but also those complementary products.
As described earlier, our strategy includes focusing on reinforcing storylines associated with our brands through several mediums, including digital and tabletop gaming, consumer products, television, film and live action experiences. Our brands obtain marketing and advertising support through entertainment appearing on major networks globally, theatrical releases as well as on various other digital platforms, such as Netflix and Apple TV. A recent example of this was the September 2023 premier of the television series, Power Rangers Cosmic Fury season 30, released on the Netflix streaming platform.
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
Producing, marketing and distributing films and television programming can involve significant costs and the timing of a film’s release can cause our financial results to vary. For instance, marketing costs are generally incurred before and throughout the theatrical release of a film and, to a lesser extent, other distribution windows, and are expensed as incurred. Therefore, we historically incur losses with respect to a particular film prior to and during the film’s theatrical release and profitability for the film may not be realized until after its theatrical release window. As a result of the sale of eOne Film and TV to Lionsgate in December 2023, we expect lower revenues, costs, cash flows and volatility derived from the production, marketing and distribution of film and television programming.
Supply Chain and Manufacturing
Beginning in late 2022, we launched a multi-year initiative aimed at transforming our global supply chain into a best-in-class network that delivers competitive advantages through performance efficiency, operating model integration and organizational accountability. Aligned with our Operational Excellence pillar, we are refining all aspects of our integrated supply chain from planning and designing to sourcing and delivering, with a multi-year plan to deliver improved capabilities and provide a productivity pipeline to fuel growth at Hasbro.
During 2023, the majority of our products were manufactured in third-party facilities in the Far East, primarily China, Vietnam and India, using a Hong Kong based wholly-owned subsidiary operation for design, quality control and order coordination purposes. Within the U.S., we utilize facilities operated by Cartamundi, which are currently located in East Longmeadow, Massachusetts to manufacture significant quantities of Hasbro game products. We have diversified our global sourcing mix and decreased our dependence on Chinese manufacturing in recent years by increasing production of our products in other countries, including Vietnam and India.
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
Competition
We are a worldwide leader in the development, design, sale and marketing of toys and games and entertainment offerings, operating in a highly competitive business environment. We compete with several large toy and game companies in our product categories, as well as with many smaller United States and international toy and game designers, manufacturers and marketers. In certain instances, we also compete with large retailers, who offer such products under their own private labels, often at lower prices. In addition, we compete with digital gaming developers, some of which focus primarily on digital gaming products and services made available for gaming consoles, personal computers and mobile devices. We compete with other companies that offer TV and film content and branded entertainment specific to children and their families. Given the ease of entry into our business, we view our primary competition as coming from toy and game companies, digital gaming developers and content providers who are creating play and entertainment experiences that compete with our brand-driven storytelling and product experiences for consumer attention and spending. Businesses that create compelling content have the potential to translate that content into a full range of product offerings. Competition is based primarily on meeting consumer preferences and on the quality and play value of our products and experiences. To a lesser extent, competition is also based on product pricing.
Our entertainment business competes with other companies that produce and distribute films, television programs and other entertainment content. Many of the major U.S. studios are part of large, diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both in-house production and distribution capabilities and varied sources of earnings that may allow them to better offset fluctuations in the financial performance of their film and television operations. Additionally, the Discovery Family Channel, our cable television joint venture with Discovery Communications, Inc. in the U.S., competes with a number of other children’s television networks for viewers, advertising revenue and distribution fees.
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
The changing trends in consumer preferences with respect to entertainment and low barriers to entry as well as the emergence of new technologies, such as artificial intelligence, and different mediums for viewing content, such as the growing number of streaming platform options, continually creates new opportunities for existing competitors and start-ups to develop products and offerings that compete with our entertainment and toy and game offerings.
Environment, Social and Governance Performance
Overview
At Hasbro, we believe strong Environment, Social and Governance ("ESG") performance drives long-term value creation for our business and stakeholders. The following discusses ESG governance and our ESG focus areas and priorities.
Governance
ESG governance starts with our Board of Directors ("Board"), with specific oversight by our Nominating, Governance and Social Responsibility Committee of the Board ("Governance Committee"). ESG topics, such as climate and environment, human rights and Diversity, Equity and Inclusion ("DE&I"), are regular agenda items at Governance Committee meetings. The Governance Committee analyzes these issues and makes recommendations to the full Board. In addition, the Audit Committee of our Board oversees Securities and Exchange Commission ("SEC") and public disclosures in specific areas like conflict minerals, climate and sustainability, and enterprise risk. Through our Compensation Committee, the Board considers ESG performance and priorities when determining performance and compensation for our senior executives. The full Board receives regular updates regarding our ESG progress.
In addition to Board-level governance, our CEO and the Executive Leadership Team ("ELT") regularly review our ESG performance, progress and opportunities. Our ESG Committee, comprised of our ELT and members of our global corporate sustainability team, meets several times a year to ensure rigorous management oversight of the Company’s ESG strategy, impact and performance. The ESG Committee sets the direction for our global ESG strategy and ensures the integration of ESG throughout the organization and supply chain.
Building on Our Progress and Reaching New Heights
ESG at Hasbro is the framework for translating our Company’s purpose into action – getting from “why” we exist to “how” we deliver sustainable, long-term value for our Company and stakeholders. We integrate ESG across our business and are proud of our strategic initiatives that are intended to further our purpose and make a positive impact for our employees, consumers, investors, and planet.

Below are some ESG highlights from 2023:

Recent recognition for Hasbro’s leadership in promoting and advancing the interests of our stakeholders, our communities and our planet include:

NAMED ONE OF THIS YEAR'S
2023
HONOREE 11 YEARS
THE CIVIC 50
POINTS OF LIGHT
MOST COMMUNITY-MINDED BUSINESSES

AMERICA'S MOST
JUST
COMPANIES
CNBC
2023

2023
WORLD'S MOST
ETHICAL
COMPANIES®
ETHISPHERE
12-TIME HONOREE
™

100
3BL
Best
Corporate
Citizens
2023

100 BEST
Dave Thomas Foundation *for* Adoption
BEST
Adoption-Friendly
Workplace™
2023

Focus Area: Climate and Sustainability
Carbon Reduction:
•We recognize the impact our business can have on the environment and are working to reduce our footprint. We view sustainability challenges as opportunities to innovate and to continuously improve our product design and operational efficiencies. We believe the long-term viability of our operations and our supply chain, and the potential for environmental improvements, are important components to our business success.
•In 2023, the Science-Based Targets Initiative ("SBTi") validated our greenhouse gas emission ("GHG") reductions target to reduce Scope 1 and Scope 2 emissions by 47.5% and to reduce Scope 3 emissions by 42% by 2030. The SBTi also validated our net-zero science-based target which is to reduce absolute Scope 1, 2 and 3 GHG emissions by 90% by 2050 from a 2020 base year.
•We continue to invest in renewable electricity. To address the carbon footprint associated with electricity consumption of our owned and operated facilities, Hasbro purchases Renewable Energy Certificates ("RECs"), each of which represent one megawatt hour ("MWh") of renewable energy generated on the same grid as our electricity consumption. We purchase RECs to cover virtually 100% of the electricity consumed in each market where available. In fiscal years 2023, 2022 and 2021, we purchased $112K, $72K, and $100K of RECs, respectively.
•We continue our industry-first toy recycling program in partnership with TerraCycle, a leader in product recycling outside of municipal recycling. In 2023, Hasbro took steps to optimize the program by focusing on five countries with higher participation, resulting in increased recycling rates and more than double the amount of recycled toys compared to 2022.
Climate Risk and Resilience:
•We continue to work to integrate the Task Force on Climate-related Financial Disclosures ("TCFD") framework into our overall enterprise risk management ("ERM") process.

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
Key goals and objectives in this area include:
•Ensure 100% of third-party suppliers and major subcontractors are audited on an annual basis through unannounced audits, supplemented by spot, oversight audits.
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
Human Capital Management
Overview
Our key human capital management objectives for our direct workforce are to attract, develop, motivate and retain a talented workforce to enable us to offer great toys, games and entertainment experiences to our fans and consumers. The experience, dedication and diverse experiences and backgrounds of our employees are at the heart of our success, energizing everything we do, from developing innovative products to creating immersive game, consumer products and entertainment experiences. Our teams are inspired by our purpose of creating joy and community for all people around the world. Our inclusive culture sets us up to deliver excellence, build impactful brands and expand our leadership in play, entertainment and beyond. As our organization continues to evolve, we remain steadfast in our ambition to provide a supportive and inclusive community where everyone can show up authentically as themselves and deliver their best work. The following discusses our governance of human capital management and our key focus areas and priorities.
Governance
Our governance of human capital management falls within the governance structure for ESG overall. The Governance Committee of the Board oversees the company’s human capital policies and practices, including the Company’s approach to promoting diversity, equity and inclusion in the workplace. The Compensation Committee of the Board oversees our compensation programs.
Our Chief People Officer, who reports to the CEO and is a member of our ELT, is responsible for developing and executing key aspects of our human capital strategy, including the attraction, acquisition, development and engagement of talent to deliver on the Company’s strategy, the design of competitive compensation and employee benefit programs. Our ESG Committee is responsible for developing and executing our global ESG strategy, including our human rights and ethical sourcing programs for the workers across our supply and value chain.
Our CEO and Chief People Officer chair our internal DE&I Steering Committee, a committee comprised of global management leaders from various parts of the business. The DE&I Steering Committee is responsible for setting and reviewing the Company’s DE&I strategy and performance and identifying any gaps and opportunities. Our Senior Vice President of DE&I and Purpose is responsible for executing the strategy and presenting our DE&I progress to the Board at least annually.
Employees
As of year-end 2023, we employed approximately 5,502 people worldwide, with approximately 53% of our employees in North America (47% in the United States; 6% in Canada), 22% in Europe, 19% in Asia Pacific, and 6% in Latin America (includes Mexico). As of year-end, approximately 50% of our global workforce was female, and 44% of our total managerial roles (director level and above) were female. Of our U.S. workforce, 23% were racially/ethnically diverse, and, of those reporting race/ethnicity, 15% of U.S. managerial roles (director level and above) were racially/ethnically diverse.
For our U.S. workforce, we also disclose our diversity by job type (based on the EEO-1 filing), which is available on our public-facing corporate website. Approximately 11% of our employees globally are covered by unions or collective bargaining agreements.
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
Recent steps we have taken to further build a culture of DE&I within our organization and within the industries and communities in which we operate include:
•Continued to focus on our 2025 DE&I goals for the organization.
•Continued our work to foster a culture of inclusion.
•Conducted global talent assessments and invested in tools to help build employee capabilities and expand opportunities.
Focus Area: Employee Engagement
At Hasbro, we support a number of Employee Resource Groups ("ERGs"). These groups reflect our diverse employee population and provide dynamic opportunities for employee engagement. Our ERGs give voice to member concerns, create opportunities for networking and leadership skills development, support employee recruitment and retention efforts and celebrate ethnic and cultural themes important to our global team. In addition to our ERGs, we established a Business Resource Group ("BRG"), which provides a channel for the employees to provide the business with input, guidance and perspective on strategic brand development and marketing initiatives early in the creation process related to race, ethnicity, gender identity, sexual orientation, veteran status and ability.
Focus Area: Compensation, Health, Safety & Well-being of Employees
Employee attraction, development, motivation and retention has long been a key Hasbro priority. We recognize and reward our employees with a total rewards package that includes competitive base pay, equity compensation (for certain levels), annual incentives, product discounts and other comprehensive benefits, including wellness programs that help people integrate work and life commitments. Competitive compensation is the cornerstone of our total rewards program. We regularly review salary ratios for men and women in similar roles to help maintain internal equity and market competitiveness across the globe. We review both industry and local market data at least annually to identify trends and market gaps to maintain the competitiveness of our compensation and employee benefit programs. When conducting our global compensation reviews, we analyze salary information by a variety of factors, including gender globally and ethnicity in the United States. When designing our compensation and employee benefit programs, we also look beyond the fundamentals of these important components and consider the bigger picture of how these programs contribute to the overall employee experience.
Employee health, safety and wellness are top priorities at Hasbro. We support our colleagues’ well-being, which includes mental, physical and financial wellness, through a number of programs, including:
◦Wellness programming in our major offices, facilitated by the global Employee Wellness Network.
◦Robust employee assistance programs, including virtual and in person therapy sessions, that help employees experiencing stress or other mental health needs. Our employee assistance program also provides coaching for both personal and professional needs and is offered to all of our employee’s household members.
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
Focus Area: Talent Development and Performance Management
We are committed to the continued development of our people. Strategic talent assessments and succession planning occur on a planned cadence biannually – globally and across all business areas. The CEO and Chief People Officer convene meetings with senior company leadership and the Board to review the full talent pipeline with a focus on our top company talent. We provide opportunities for our employees to grow their careers through annual goal setting and quarterly conversations. We invest in developing our employees by providing blended learning opportunities and in-house trainings and by offering third-party programs, including specialized trainings and broader academic pursuits.
Focus Area: Philanthropy and Social Impact
Giving back to our local and global communities is core to our heritage and our culture. We support our team members in giving back through our volunteer program which grants employees four hours paid time off per month to volunteer. In addition, throughout the year, our Philanthropy and Social Impact team organizes team-building and skills-based volunteer projects, which provide our employees with the opportunity to make a meaningful difference in their communities around the world. Global Day of Joy is Hasbro’s annual, company-wide day of service and has become a cherished tradition. Global Day of Joy takes place every December, and employees from each Hasbro office participate in service projects to benefit a variety of organizations. In 2023, 80% of eligible employees around the world completed more than 350 service projects.
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
The Children’s Television Act of 1990 and the rules and regulations of the United States Federal Communications Commission, the rules and regulations of the Federal Trade Commission, as well as the laws of certain other countries, also place limitations on television commercials during children’s programming and on advertising in other forms to children, and on the collection of information from children, such as restrictions on collecting information from children under the age of thirteen subject to the provisions of the Children’s Online Privacy Protection Act ("COPPA"). Legislative changes to COPPA are currently under consideration by the U.S. Congress.
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

Name	Age	Position and Office Held	Period Serving in Current Position
Christian Cocks(1)	50	Chief Executive Officer	Since 2022
Gina Goetter(2)	47	Executive Vice President and Chief Financial Officer	Since 2023
Tim Kilpin(3)	63	President, Toy, Licensing & Entertainment	Since 2023
Cynthia Williams (4)	56	President and Chief Operating Officer of Wizards of the Coast and Digital Gaming	Since 2022
Najuma Atkinson(5)	52	Chief People Officer	Since 2022
Matthew Austin (6)	51	Chief Revenue Officer	Since 2023
Tarrant Sibley(7)	55	Executive Vice President and Chief Legal Officer and Secretary	Since 2019

(1) Prior thereto, President and Chief Operating Officer of Wizards of the Coast and Digital Gaming from 2021, and President of Wizards of the Coast from 2014 to 2021.
(2) Prior thereto, Ms. Goetter served as Chief Financial Officer at Harley Davidson, Inc. from 2020 to 2023. Prior to her time at Harley Davidson, Ms. Goetter served in senior leadership roles at Tyson Foods, Inc. from 2019 to 2020 and General Mills, Inc. from 1998 to 2019.

(3) Prior to joining Hasbro in 2023, Mr. Kilpin served as Executive Chairman and Chief Executive Officer of PlayMonster Group, LLC from 2020 to 2023. Prior thereto, Mr. Kilpin held senior leadership positions within the toy and entertainment industry at companies that include Activision Blizzard, Inc., Mattel, Inc. and The Walt Disney Company

(4) Prior thereto, Ms. Williams worked in different executive capacities at Microsoft Corporation, from 2018 to 2022, including most recently as General Manager and Vice President, Gaming Ecosystem Commercial Team.

(5) Prior to joining Hasbro in 2021 as the Executive Vice President of Global Talent, Ms. Atkinson served as Senior Vice President of Global HR Services at Dell Technologies, from 1999 to 2021.
(6) Prior thereto, Mr. Austin served in a number of capacities at Hasbro, including Chief Commercial Officer from 2022-2023 and President, Europe Sales and Marketing from 2019-2022.
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
Investors and others should note that we announce material financial information to our investors using our investor relations website at https://hasbro.gcs-web.com, under “Corporate — Investors”, SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our shareholders and the public about our Company, our products and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels listed on our investor relations website. Hasbro has used, and intends to continue to use, our investor relations website, as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation Fair Disclosure. Further corporate governance information, including our articles of incorporation, bylaws, governance guidelines, committee charters, and code of business conduct and ethics, is also available on our investor relations website https://hasbro.gcs-web.com, under “Corporate — Investors — Corporate Governance.” The contents of our website are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Strategic Risks Related to Our Business
Our business will suffer if we are not successful in executing our strategy and transformation initiatives.
Our strategy focuses on fewer and bigger brands that we believe have the largest potential, while emphasizing bottom-line growth, operational discipline, enhanced focus on our fans and commitment to shareholder return. In mid-2022, we formed the Hasbro Transformation Office ("HTO"), a team of leaders dedicated to designing and running a simple, efficient and effective business aligned with our strategy. The HTO is supporting our Operational Excellence Program, an ongoing enterprise-wide cost savings initiative intended to improve our business through specialized organizational programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. There are no assurances that we will achieve these cost savings in the amounts we anticipate or within the anticipated timeframes or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in net sales or through increases in other expenses. Failure to realize the expected cost savings from these cost savings programs could have an adverse effect on our business, financial condition, and results of operations.
Failure to execute our strategic plan and transformation initiatives may harm our business. Our ability to successfully implement and execute these plans and initiatives in a timely basis, if at all, is dependent on many factors, including, among other things:
•our ability to successfully innovate, design, develop, price, commercialize and grow a select group of brands across our Blueprint to global consumers in a wide array of markets;
•our ability to successfully grow our digital gaming business;
•our ability to optimize our toy business, including through right-sizing our cost structure and creating efficiencies in our operations;
•our ability to implement appropriate systems and processes to obtain and analyze data and insights from consumers to enable us to make informed decisions about priorities and consumer preferences;
•our ability to gain market share in our focus categories;
•our ability to simplify our supply chain logistics;
•our ability to successfully manage inventory;
•the ability of our workforce to focus and execute on priority transformational projects across the business, and to sustain changes to maximize savings;
•the attraction and retention of key personnel with core skills and competencies in the areas of focus; and
•our ability to successfully license, divest, sell, or otherwise cease certain parts of the business that are not as profitable as other areas or are not core to the business.
Consumer interests change rapidly and acceptance of products and entertainment offerings are influenced by outside factors, making it difficult to design and develop innovative products, play patterns and entertainment offerings which are and will continue to be popular with children, families and audiences.
Central to our mission is to Create Magic Through Play. This means we need to design innovative toys and games that create memorable, social and collectible experiences of play and entertainment. Our ability to successfully create innovative toys and games is affected by the interests of children, families, fans and audiences evolve quickly and can change dramatically from year to year and by geography. To be successful, we must correctly anticipate the types of products, play patterns and entertainment which will capture consumers’ interests and imagination, and quickly develop and introduce innovative products and engaging entertainment which can compete successfully for consumers’ limited time, attention and spending. Although we utilize our brand insights platform to gather data and analytics to help us make informed decisions, it is very difficult to predict consumer acceptance with certainty due to, among other things, the ever-increasing utilization of technology at younger and younger ages, social media and digital media in entertainment offerings, and the increasing breadth of products and entertainment available to consumers. Evolving consumer tastes and shifting interests, coupled with an ever-changing and expanding pipeline of products, technology and entertainment which compete for consumer interest and acceptance, create an environment in which some products, technology and entertainment offerings can fail to achieve consumer acceptance or can be popular during a certain period of time but then be rapidly replaced. As a result, our products and entertainment offerings can have short consumer life cycles with no guarantee of success. Consumer acceptance is even more critical for our toy business due to the recent decline in the overall toy industry.
Consumer acceptance of our or our partners’ entertainment offerings is also affected by outside factors, such as critical reviews, promotions, the quality and acceptance of films and television programs and content released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public tastes generally, all of which could change rapidly and most of which are beyond our control. There can be no assurance that television programs and films we or our partners develop, produce or distribute will obtain favorable reviews or ratings, that films we develop, produce or distribute will be popular with consumers and perform well at the box office or in other distribution channels, or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library.
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
Our business will suffer if we are unable to innovate, develop and invest in digital gaming.
A key component to the success of our strategy is to continue to innovate, develop and invest in digital gaming, particularly through our Wizards of the Coast and digital gaming business. We have invested substantially in this business and as a result it has seen significant growth over the past several years. Continued digital game development is a key growth factor for the future, including AAA games, games as a service and licensed games. If we are unable to continue to grow this business and ensure its integration with our other business segments, our business may be harmed. The digital gaming industry is highly competitive, including for talent, and costs associated with designing, developing and producing digital games and technologically advanced or sophisticated products tend to be higher than for many of our other more traditional products, such as board and trading card games and action figures, with no assurance of success. As a result, we face increased risk of not achieving sales sufficient to recover our costs and we may lose money on the development and sale of these products. Additionally, designing, developing and producing digital gaming and other technologically advanced or innovative products often relies on third parties and requires different competencies and follows different timelines than traditional toys and games. Delays in the design, development or production of our digital gaming products could have a significant impact on our success. In addition, the pace of change in product offerings and consumer tastes in the electronics and digital gaming areas is potentially even greater than for our other products and this pace of change is expected to accelerate as artificial intelligence is further incorporated into the development of games. If a digital game fails to gain consumer acceptance early in its life cycle, there are limited opportunities to gain such acceptance through secondary launches or distribution through alternative platforms. This pace of change or lack of consumer acceptance means that the window in which a digital gaming product can achieve and maintain consumer interest may be even shorter than traditional toys and games.
If we fail to respond to or capitalize on the rapid technological development in the entertainment industry, including changes in entertainment delivery formats, our business could be harmed.
The entertainment industry continues to experience frequent change driven by technological development and audience viewing preferences, including developments with respect to the formats through which films, television programming, and other episodic content are delivered to consumers. With rapid technological changes and expanded digital content offerings, the scale and scope of these changes have accelerated in recent years. Consumers are continuing to increase their access to television, film and other episodic content on streaming and digital content networks. Similarly, some film releases go direct to streaming channels as opposed to theaters or at the same time as theaters or have gone to streaming channels after only a short period of time in the theaters.

Technological as well as other trends in the industry have caused significant disruption to the retail distribution of entertainment offerings and have caused, and could in the future cause, a negative impact on sales of our products and other forms of monetization of content, especially those which are reliant on box office success. We may lose opportunities to capitalize on changing market dynamics, technological innovations or consumer tastes if we do not adapt to such changes in a timely manner. The overall effect that technological development and new digital distribution platforms have on the revenue and profits we derive from our entertainment content, including from merchandise sales derived from such content, and the additional costs associated with changing markets, media platforms and technologies, is unpredictable. If we fail to accurately assess and effectively respond to changes in technology and consumer behavior in the entertainment industry, our business may be harmed.
The industries in which we compete are highly competitive. If we are unable to compete effectively with existing or new competitors, our revenues, market share and profitability could decline.
The play industry is highly competitive. We compete in the U.S. and internationally with a wide array of large and small manufacturers, marketers, and sellers of toys and games, products which combine traditional and digital play, digital gaming products, and other consumer products, as well as with retailers who offer such products under their own private labels often at lower prices. In addition, we compete with companies focused on building their brands across multiple product and consumer categories, including through entertainment offerings. Across our business, we face competitors who are constantly monitoring and attempting to anticipate consumer tastes and trends, seeking ideas which will appeal to consumers, and introducing new products that compete with our products for consumer acceptance and purchase.
In addition to existing competitors, the barriers to entry for new participants in the play industry are low, and the increasing importance of digital media and the heightened connection between digital media and consumer interest, has further increased the ability for new participants to enter our markets, and has broadened the array of companies we compete with. New participants with a popular product idea can gain access to consumers and become a significant source of competition for our products in a very short period of time. These risks will be heightened if the use of artificial intelligence in developing products becomes safer, more accepted and otherwise more broadly adopted. These existing and new competitors may be able to respond more rapidly than us to changes in consumer preferences or may design products that are more desirable than ours. Our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products, lower our revenues and lower our profitability.
Our entertainment business, which following the sale of our eOne film and television business is primarily focused on Hasbro and family-oriented content, faces global competition from major film studios and television production companies as well as other independent distributors and independent content producers. Many of these competitors release a large number of content offerings annually and command a significant share of box office revenues, streaming revenues, and television airtime, as well as other independent film and television production or distribution companies. Some of these competitors have substantially greater marketing and financial resources than we do and may be able to compete aggressively on pricing in order to increase box office or streaming revenues, obtain distribution rights and obtain television airtime. The competition we face may cause us to lose market share or achieve lower prices for productions based on our intellectual property, which could harm our business.
We may not realize the full benefit of our licenses if the licensed material has less market appeal than expected, if revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties or if licenses are not renewed.
The success of entertainment properties for which we have a license, such as licenses we have with The Walt Disney Company, and the ability of us to successfully market and sell related products, can significantly affect our revenues and profitability. In some cases, we may only obtain an exclusive license for certain aspects of an IP or for certain territories, which means that some of our competitors also have the right to use the same IP for other categories or in different territories. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we are offering. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties. If we are unable to realize the full benefit of an important license, or if an important license is not renewed or is otherwise terminated, our business results may be harmed.
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
We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or grow our business. In some cases, we expect that the integration of the companies that we may acquire into our operations will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed, reduced or short-lived in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. Acquisitions of businesses and brands could also be adversely affected by changes in our business strategy or external factors. For example, with our Blueprint strategy, we determined to sell, license or otherwise dispose of certain non-core assets, such as the recently completed sale of eOne Film and TV to Lionsgate. We cannot guarantee that any acquisition, disposition or investment we may make will be successful or beneficial, and acquisitions, dispositions and investments can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.
Operational Risks Related to our Business
If we are not successful in transforming our supply chain operations, our business may be harmed.
As part of our transformation efforts, we are continuing to optimize our supply chain by improving our systems and sourcing to enable efficient product deployment, enhance product quality and safety, drive efficiency in transportation and our fulfillment centers, and strengthen our direct-to-consumer operations. This is a long-term project, with no assurance that we will achieve the anticipated efficiencies and benefits from such efforts. If the transformation of our supply chain operations is not successful, our business may be harmed. Further we may not achieve our anticipated cost savings, and we may face costly inefficiencies or other supply chain disruptions.
An inability to develop, introduce and ship planned products, product lines and new brands in a timely and cost-effective manner could result in excess inventory, a shortage of products or otherwise damage our business.
In developing products, product lines and new brands we have anticipated dates for the associated product and brand introductions. When we state that we will introduce, or anticipate introducing, a particular product, product line or brand at a certain time in the future those expectations are based on completing the associated development, implementation, and marketing work in accordance with our currently anticipated development schedule. If we do not have in place, appropriate systems and technology, or do not obtain sufficient data, analytics and insights, we may not be able to adequately predict demand for our products. If we fail to accurately forecast demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of demand have in the past resulted in, and may in the future result in, inventory write-downs or write-offs, and the sale of excess inventory at discounted prices or through less preferred distribution channels, which could harm our profit margins. If we do not operate our supply chain in an effective manner, we will not be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ compressed shipping schedules and the seasonality of our business.
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
In recent years, we faced global supply chain challenges with the production and delivery of some products being delayed due to logistics, including labor, trucking and container shortages, port congestion and other shipping disruptions. We experienced increases in material costs and shortages for some of our products, due in part to higher wages being paid due to labor shortages in China and Vietnam, as well as periodic and unpredictable manufacturing shut-downs or slow-downs due to COVID-19. While we have taken actions to lessen the impact of these supply chain challenges, such as through the use of alternative ports and air freight, and accelerating inventory purchases in certain cases to ensure product availability for customers, such actions have resulted in higher costs and there can be no assurance that the actions taken will be effective. We have also increased prices in some cases to help offset increased costs. We can provide no assurance that we will be able to increase prices in the future and we cannot assure that price increases we have already taken, will offset the entirety of additional costs we have incurred, and may incur in the future to mitigate the supply chain disruption. Further, if we are unable to negotiate favorable carrier agreements, deliver products on time or otherwise satisfy demand for our products, our business may be harmed.
If we are unable to adapt our business to the continued shift to direct-to-consumer, our business may be harmed.
Part of our strategy is to build lifelong relationships with our consumers through direct-to consumer relationships created through ecommerce, social media, digital games and services. If we are unable to effectively connect with consumer through these channels, or business may be harmed. Similarly, if our technology and systems used to support direct-to-consumer order processing are not effective, our ability to deliver products on time on a cost-effective basis may be adversely affected. Failure to continue to adapt our systems and supply chain and successfully fulfill ecommerce sales could harm our business.
The concentration of our customer base means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.
We depend upon a relatively small customer base to sell the majority of our products. For the fiscal year ended December 31, 2023, Walmart, Inc. and Amazon.com, Inc. each accounted for approximately 11% of our consolidated net revenues. Similarly, sales of certain products of our Wizards business depend in part on the success of specialty hobby stores. Due to our customer concentration and customer base, if one or more of our major customers or specialty hobby stores were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, impose unexpected fees on us, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, our business may be harmed.
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

•The imposition of tariffs, trade sanctions, quotas, border adjustment taxes or other protectionist measures;
•Potential challenges to our transfer pricing determinations and other aspects of our cross-border transactions, which can materially increase our taxes and other costs of doing business;
•Political instability, civil unrest and economic instability, such as has recently been experienced between Russia and Ukraine, which has resulted in a suspension of our business activities in Russia;
•Greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;
•Complications in complying with different laws in varying jurisdictions and in dealing with changes in governmental policies and the evolution of laws and regulations and related enforcement, as such laws and policies relate to our products and approval of entertainment;
•Difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets which may be different from the U.S.;
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
All our products are manufactured by third-party manufacturers, the majority of which are in China, with a significant amount of our product sourcing also coming from manufacturers the U.S., Vietnam and a lesser amount from India. Should changes be necessary, our external sources of manufacturing can be shifted, over a significant period of time, to alternative sources of supply. Working with vendors who have not historically manufactured products for us means these new vendors must successfully develop the capability to manufacture our products to the quality and safety standards we require and within the tight timeframe required by our customers. Newer and less experienced vendors are more susceptible to product quality, logistics and other issues, due in part to their less mature infrastructure or unfamiliarity with our product standards.
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
Given that our toy and game manufacturing is conducted by third-party manufacturers, health conditions, such as COVID-19, and other factors affecting social and economic activity where our manufacturers are located may affect the movement of people and products into and from those locations to our major markets, including North America and Europe. Further, increases in the costs of labor and other costs of doing business in markets where we manufacture, could also have a significant negative impact on our operations, revenues and earnings. Prolonged disputes or slowdowns at west coast or other ports can negatively impact both the time and cost of transporting goods into the U.S. Natural disasters or health pandemics impacting our manufacturers had and can have a significant negative impact on our business.
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
We rely on third party relationships with studios, content producers and distribution channels to develop and distribute certain digital games and entertainment content. Our financial performance may be adversely affected by our relationships with these studios, content producers and distribution channels. Some of our digital gaming developers and content producers are affiliates of major studios that develop their own games or content. Some have their own distribution capability in the markets in which we operate, and some may decide, or be required by their respective parent companies, to use their intra‑company distribution or content production capabilities rather than contracting with us. Our business may be harmed if the studios, content producers and distribution channels with which we work stop or reduce the amount of work they do with us or otherwise demand less favorable terms to us.
If our vendors or third-party outsourcing partners fail to perform, our business may be harmed.
As a part of our transformation efforts to reduce costs, achieve operational efficiencies, and increase productivity and service quality, we have relied and expect to further rely on third-party vendor and outsourcing relationships for certain areas of the business. Working with third-parties for these critical areas subjects us to risk, including the reduction in full control over certain activities. Any failure to perform timely or accurately or other shortcoming of one of these vendors or outsourcers, could harm our business or could damage our reputation. Transitioning some of these services to a third-party outsourcing vendor is challenging and time-consuming. Problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers may cause delays to product sales and reduce the efficiency of our operations. We may not achieve the cost-savings we expect, and we may suffer knowledge loss and require significant capital investments to remediate the problem. We cannot guarantee that our outsourcing efforts will be successful.
Our success is dependent on the efforts and dedication of our officers and other employees.
Our officers and employees are at the heart of all our efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring and retaining our management team and our many other skilled officers and employees around the world. In the digital gaming and entertainment industries, experienced personnel and top creative talent are in high demand and competition for their talent is intense. The continuing prevalence of remote and hybrid work creates further challenges in retaining employees as some employees desire more flexibility in their employment and the ability to work remotely or hybrid opens up more employment opportunities. Additionally, as we continue to transform our business to execute on our strategic plan, we have reduced our headcount and may otherwise lose employees due to our decision to eliminate or reduce the amount of work performed relative to non-core aspects of our business and the optimization of our business. The impact of reductions in workforce or failing to retain key employees can be high due to increased risk of loss of important information, key knowledge and relationships, loss of creative talent, lost productivity, hiring and training costs, all of which could result in lower profitability or otherwise harm the business. We cannot guarantee that we will recruit, hire or retain the key personnel we need to succeed.
We have experienced significant changes in our leadership in a relatively short period of time, with most key members of executive leadership having been appointed within the past couple of years. Our future success will depend on the leadership of our key executives and their ability to navigate the organization through our transformation efforts. Our loss of key management or other key employees, inability to drive success through our new leaders, or our inability to retain or hire talented people with the skill sets we need for our diverse and changing business, could significantly harm our business.

If we fail to develop diverse top talent, we may be unable to compete and our business may be harmed.
We promote a diverse and inclusive work environment. To compete successfully, we must continuously develop a diverse group of talented people representative of our fans and customers which we believe will foster new ideas and perspectives that will benefit our business, including through enhanced product innovation. Competition for diverse talent is intense. The recent restructuring changes in our business may make it more difficult to attract and retain diverse talent. We cannot guarantee we will achieve our goals or that our actions will result in expected benefits to our business.
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
We rely extensively on various information technology systems and software applications to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, analytics, royalty and financial reporting and various other processes and transactions. As part of our transformation efforts, we are also upgrading some of our technology and systems, and, as described elsewhere, we are relying on the systems of third-party outsourcers for certain critical functions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other cybersecurity attacks and breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees or partners. The efficient operation and successful growth of our business depends on these information systems, including our ability and the ability of our third-party outsourcers to operate them effectively and to select and implement appropriate upgrades or new technologies and systems and adequate disaster recovery systems successfully. The failure of our information systems or third-party hosted technology to perform as designed or our failure to implement and operate them effectively could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.
If our electronic data is compromised our business could be significantly harmed.
We and our third-party outsourcers and other business partners maintain significant amounts of data electronically in locations around the world and in the cloud. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We and our partners maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. Cyber-attacks continue to increase in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, artificial intelligence, the use of social engineering and other means to affect the confidentiality, integrity and availability of our or third-party technology systems and data. Cyber-attacks could also include supply chain attacks, which could cause a delay in the manufacturing of our products. In addition, we provide confidential and proprietary information to our third-party outsourcers and business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, those outsourcers and partners may also be subject to data intrusion or otherwise compromise the protection of such data. The risk of data loss or breaches is heightened during uncertain economic times, changes in business strategy and reductions in workforce. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our third party outsourcers and other business partners’ information technology systems could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.
Global and Economic Risks Relating to our Business
Outbreaks of communicable infections, diseases, or public health pandemics in the markets in which we and our employees, consumers, customers, partners, licensees, suppliers and manufacturers operate, could substantially harm our business.
Outbreaks of communicable infections, diseases or other adverse public health conditions, such as COVID-19, in markets in which we, our employees, consumers, customers, partners, licensees, licensors, suppliers and manufacturers operate, has had and could in the future have a significant negative impact on our business, revenues and profitability. The occurrence of these types of events can result, and in the case of COVID-19 has resulted in, disruptions and damage to our business, due to, among other things:
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
Various economic conditions in the markets in which we, our employees, consumers, customers, suppliers and manufacturers operate, could have a significant negative impact on our revenues, profitability and business. The occurrence of adverse economic conditions can result in manufacturing and other work stoppages, slowdowns and delays; shortages or delays in production or shipment of products or raw materials; delayed or reduced purchases from customers and consumers; and other factors that cause increases in costs or delay in revenues.
Inflation, such as what consumers in the U.S. and other economies have recently experienced, can cause significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary products and entertainment we offer. Weakened economic conditions, lowered employment levels or recessions in any of our major markets may also significantly reduce consumer purchases of our products and spending on entertainment. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.
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
Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions or even fear or anticipation of recessions, inflation, rising or fluctuating interest rates and mortgage rates, credit crises and other economic downturns, or disruptions in credit markets, in the U.S. and in other markets in which we operate can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products and entertainment. This in turn can reduce our revenues and harm our financial performance and profitability.
Financial Risks Relating to our Business
Our quarterly and annual operating results may fluctuate due to seasonality in our business.
Sales of our products are extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. This seasonality for our consumer products business has increased over time, as retailers become more and more efficient in their control of inventory levels through quick response or just in time inventory management techniques, including the use of automated inventory replenishment programs. Similarly, ecommerce retailers tend to hold less inventory and take inventory closer to the time of sale to consumers than traditional retailers. As a result, customers are timing their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier. This can also result in our losing significant revenues and earnings if our supply chain is unable to supply product to our customers when they want it. Tariffs can exacerbate this negative impact by causing retailers to shift from direct import to domestic orders, further pressuring our supply chain.
The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. The ability to accurately predict levels of inventory remains challenging in the current economic environment, and, in 2023, resulted in write-offs of excess inventory.
Our entertainment business is also subject to variations based on the timing of television, film, streaming and digital content releases or other factors, such as labor or union strikes. Release dates are determined by several factors, including the timing of holiday periods, geographical release dates and competition in the market. In 2023, the development, production and delivery of content was adversely affected by the actors’ and writers’ strikes that occurred during the year, which caused content to be reduced, delayed or, in some case, not completed.
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
As a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a natural disaster, a terrorist attack, economic shock or pandemic that harms the retail environment or consumer buying patterns during our key selling season, or by events such as labor or union strikes, or delays or other issues in the supply chain, particularly from the Far East, during the critical months leading up to the holiday shopping season.
We have had and may in the future have significant impairment charges that adversely affect our net earnings.
Changes in strategy, shifting focus to certain lines of business, lower projections in an area of the business, declines in the profitability of acquired brands or businesses or our decision to reduce our focus or exit these brands or businesses, such as certain non-core entertainment assets of the business, has in the past impacted and may in the future impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Similarly, declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our net earnings. In 2023, we recorded non-cash goodwill and asset impairment charges of $1,307.2 million for the year ended December 31, 2023. See note 6 to our Consolidated Financial Statements, included in Part II, Item 8. Financial Statements, of this Form 10-K.
Changes in foreign currency exchange rates can significantly impact our reported financial performance.
Our global operations mean we transact business in many different jurisdictions with many different currencies. As a result, if the exchange rate between the U.S. dollar and a local currency for an international market in which we have significant sales or operations changes, our financial results as reported in U.S. dollars, may be meaningfully impacted even if our business in the local currency is not significantly affected. In recent years, our sales were adversely impacted due to the strength of the U.S. dollar compared to certain foreign currencies in territories in which we operate. Similarly, our expenses can be significantly impacted, in U.S. dollar terms, by exchange rates, meaning the profitability of our business in U.S. dollar terms can be negatively impacted by exchange rate movements which we do not control. Depreciation in key currencies may have a significant negative impact on our revenues and earnings as they are reported in U.S. dollars.
Our indebtedness may limit our availability of cash, cause us to divert cash to fund debt service payments or make it more difficult to take certain other actions.
We incurred significant indebtedness to finance our acquisition of eOne in 2019. While we continue to pay down this indebtedness, including through the use of proceeds from the sale of certain parts of eOne, the increase in our debt service obligations resulting from additional indebtedness could have a material adverse effect on our results of operations and financial condition. In particular, our increased indebtedness could:
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
•require that materially adverse terms, conditions or covenants be placed on us under our debt instruments, which could include, for example, limitations on additional borrowings, pay dividends, repurchase our common stock or make investments, any of which could hinder our access to capital markets or our flexibility in the conduct of our business and make us more vulnerable to economic downturns and adverse competitive industry conditions; and
•jeopardize our ability to pay our indebtedness if our business experienced a severe downturn.
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
We also have a revolving credit agreement which provides for a $1,250.0 million committed revolving credit facility. The credit agreement contains certain restrictive covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility. These restrictive covenants may limit our future actions as well as our financial, operating and strategic flexibility. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would require supplementary borrowings to enable us to continue to fund our operations.
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
As a large multinational corporation, we are subject to regulatory investigations, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us, claims by third parties that our products infringe upon or misuse such third parties’ property or rights, claims by former employees for employment related matters or claims relating to media content. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant cost for us and harm our business. The fact that we operate in a significant number of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could significantly harm our business, financial condition and results of operations.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We have an in-depth approach to monitoring and addressing cybersecurity risk. Members of management together with our Board, the Cybersecurity and Data Privacy Committee of the Board(the "Cybersecurity Committee"), our internal Cybersecurity and Data Privacy Steering Committee (a cross-functional team which includes members of our Executive Leadership Team), and the Enterprise Risk Management team (a task force comprised of senior representatives of the company assessing risk in the organization), have developed cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner.
Our cybersecurity program leverages various industry standards like the National Institute of Standards and Technology ("NIST") and Center for Internet Security Program framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our enterprise risk management team reviews cybersecurity risks, and key cybersecurity risks are incorporated into the enterprise risk management ("ERM") reports reviewed and discussed internally and with the Board. In addition, we have several avenues to gather risk intelligence, and potential threats identified by various services and capabilities to adjust our security strategy. We also have a set of Company-wide policies and procedures concerning cybersecurity and technology standards, which include a Technology Use policy, as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to endpoint and network protection, encryption standards, malware/ransomware protection, remote access, multi-factor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.
The Company’s Chief Information Security Officer (“CISO”) is responsible for developing and implementing our information security program and reporting quarterly on cybersecurity matters to the Cybersecurity and Data Privacy Steering Committee, as well as to the Board and the Cybersecurity Committee. Our Chief Information Officer is an Executive Sponsor of the Cyber Security Program, has over two decade of experience leading cyber security oversight, and others on our cyber security team have cybersecurity experience and certifications, such as the Certified Information Systems Security Professional, or other industry leading certifications.
We have invested in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests, red team testing and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party vendors and service providers. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls ("SOC") 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
The Cybersecurity Committee and the full Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Cybersecurity Committee meets regularly during the year and discusses cyber-related industry events, critical cyber incidents, alignment with our information security framework, threat assessment, security capabilities, response readiness and training efforts. A third-party cyber security firm also advises the Cybersecurity Committee on cybersecurity threats, trends in the industry, and best practices. This third party also evaluates and assesses our programs. The Cybersecurity Committee conducts an ongoing review of the Company’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, planned actions in the event of a response or recovery situation, as well as a review of recent enhancements to the Company’s security detection and response capabilities, and management’s progress on its cybersecurity strategic roadmap. The Cybersecurity team also subscribes various threat intelligence services to evaluate our security strategy or defense mechanism against such threats.
The Board receives regular updates from the Cybersecurity Committee, including a summary of key performance indicators, test results and related remediation, and recent threats and how the Company is managing those threats. To aid the Board with its cybersecurity and data privacy oversight responsibilities, the Board periodically hosts experts for presentations on these topics.
We face a number of cybersecurity risks in connection with our business. During the past three years we have not suffered a material breach or a reportable incident, and cybersecurity risks (including breach of third parties with whom we work) have not materially affected us, including our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see Item 1A. Risk Factors.

Item 2.    Properties.
Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by corporate functions as well as the Consumer Products segment. The Company owns an adjacent building consisting of approximately 23,000 square feet which is also used by corporate functions. The Company's significant leased properties include a facility in Providence, Rhode Island consisting of approximately 136,000 square feet which is used primarily by Commercial and Supply Chain functions, as well as the Consumer Products segment. In addition, the Company leases warehouse space aggregating approximately 3,081,000 square feet in California, Illinois, Georgia and Massachusetts that are used primarily by the Consumer Products segment. The Company leases approximately 80,000 square feet in Burbank, California used by the Consumer Products and Entertainment segments. The Company also leases approximately 111,000 square feet of office space in Renton, Washington as well as 25,000 square feet in Austin, Texas used primarily by the Wizards of the Coast and Digital Gaming segment. The Corporate and Other segment leases an aggregate of 94,000 square feet of office and warehouse space in Hong Kong as well as 48,000 square feet of office space leased in the People’s Republic of China.
Outside of the properties listed above, the Company leases or owns property in over 35 countries. The primary international locations for facilities in the Consumer Products segment are in Australia, Brazil, France, Germany, Mexico, Spain, the People’s Republic of China, and the United Kingdom, all of which comprise both office and warehouse space. In addition, the Company also leases offices in Switzerland and the Netherlands which are primarily used for corporate functions.
The above properties consist, in general, of brick, concrete and steel buildings which the Company believes are in good condition and well maintained.
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
Item 4.    Mine Safety Disclosures.
None

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on The NASDAQ Global Select Market under the symbol “HAS”. As of February 13, 2024, there were approximately 7,305 shareholders of record of the Company’s Common Stock.
Our practice has been to pay dividends on a quarterly basis. The declaration of dividends is subject to the discretion of the Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors. On February 13, 2024, we announced that our Board of Directors declared a dividend of $0.70 per share, which is payable on May 15, 2024 to shareholders of record on May 1, 2024. In 2024, the Company expects future dividend declarations will be made closer in time to the record date of the dividend than has historically been declared.
Issuer Repurchases of Common Stock
Purchases of the Company’s Common Stock may be made from time to time, subject to market conditions, to offset dilution caused by stock issuances related to its equity compensation program and when management believes it is a good use of cash. In May 2018, the Company announced that its Board of Directors authorized the repurchase of up to an additional $500 million in Common Stock which may either be repurchased in the open market or through privately negotiated transactions. As of December 31, 2023, Hasbro had $241.6 million remaining available under these share repurchase authorizations. There were no repurchases of the Company’s Common Stock during 2023. The Company has no obligation to repurchase shares under this authorization. The timing, actual number and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.
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
EXECUTIVE SUMMARY
Hasbro is a toy and game company whose mission is to entertain and connect generations of fans through the wonder of storytelling and exhilaration of play. We are Creating Magic Through Play by delivering engaging brand experiences for global audiences across gaming, consumer products and entertainment, with a portfolio of iconic brands including MAGIC: THE GATHERING, Hasbro Gaming, PLAY-DOH, NERF, TRANSFORMERS, DUNGEONS & DRAGONS, and PEPPA PIG, as well as premier partner brands.
Hasbro is guided by our purpose to create joy and community for all people around the world, one game, one toy, one story at a time. For the past decade, we have been consistently recognized for our corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media and one of the World’s Most Ethical Companies by Ethisphere Institute.
Our strategic plan, which we sometimes refer to as our Blueprint or Blueprint 2.0, supports our mission by bringing compelling and expansive brand experiences to consumers and audiences around the world. Using this approach, our brands are transformed as story-led and play-led consumer franchises brought to life through games, play and experiences and offered across a multitude of platforms and media. Our commitment to disciplined, strategic investments, differentiates Hasbro as a purpose-driven business with diversified capabilities focused on driving long-term, sustainable and profitable growth and enhancing shareholder value.

Key elements of our strategy include:
•building innovative toys and games that create memorable, social and collectible experiences of play and entertainment in our key focus categories: games (board games, trading cards, role playing); preschool; action brands; creativity; outdoor; and dolls;
•pursuing a franchise-first approach to deliver the magic of our brands through licensing, digital games and entertainment;
•focusing on fewer, bigger, more profitable brands and driving market share in our key focus categories;
•investing in our Hasbro direct-to-consumer business and building direct relationships with fans through ecommerce, social, digital games and services;
•continuing to cultivate our digital gaming business, through AAA games, games as a service and licensing relationships that activate our brands;
•licensing of our brands through a growing portfolio of partners from theme park operators to toy companies, for consumers to experience our brands and drive communities of friendship and fandom around them;
•executing on our operational savings initiatives, including supply chain transformation, to improve operating results and reinvest in our business; and
•investing in and empowering our people at all levels of our organization and continue to foster a diverse and inclusive culture that drives accountability and focuses on profitability.
Hasbro generates revenue and earns cash by developing, marketing, licensing and selling products, play and entertainment experiences, based on our global brands as well as other IP in a broad variety of categories. This includes: innovative toy and gaming brands and role-playing and fantasy card collecting games, the marketing and sale of toys and games, including our owned and partner brands, through retail stores, ecommerce platforms and Hasbro Direct, our direct-to-consumer platform; the distribution, license and sale of digital games developed both internally and through licensing out our IP to third parties, such as Baldur's Gate 3, Monopoly Go! and Magic: The Gathering Arena and other digital games. Additionally, the Company generates revenue though the development, production and sales of entertainment content and from out-licensing certain non-core brands which are more profitable through a licensing arrangement for products that include various toys and games, consumer products, such as apparel and publishing, as well as for use in theme park attractions and other forms of location-based entertainment and within formats such as film and TV programming.
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
Results discussed herein include income from operations before income taxes attributable to the eOne Film and TV business sold to Lionsgate on December 27, 2023. The eOne Film and TV results were recorded to the Company's Consolidated Statements of Operations, within the Entertainment segment, through the sale transaction closing date. Assets of $1.5 billion and liabilities of $542.0 million, attributable to the eOne Film and TV business were de-consolidated as of the closing date and, as of December 31, 2023, there are no remaining carrying amounts relative to that part of the business within the Company's Consolidated Balance Sheets. See note 3 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K, for further information on the sale of the Company's eOne Film and TV business.
During each of the periods presented in this Form 10-K there were significant charges and benefits incurred which impacted operating results. These charges are detailed below in the Summary of Financial Performance.
2023 highlights
•Net revenues of $5,003.3 million decreased 15% from $5,856.7 million in 2022. The decline in net revenues includes a favorable foreign currency translation of $20.6 million.
◦Net revenues in the Consumer Products segment decreased 19% to $2,886.4 million; Wizards of the Coast and Digital Gaming segment increased 10% to $1,457.6 million; and Entertainment segment net revenues decreased 31% to $659.3 million.

◦Franchise Brands net revenues decreased 3%; Partner Brands net revenues decreased 35%; Portfolio Brands net revenues decreased 17%; and Non-Hasbro Branded Film and TV net revenues declined 35%.
◦Hasbro’s total gaming portfolio, including the Hasbro Gaming portfolio as reported above, and all other gaming revenue, most notably MAGIC: THE GATHERING and MONOPOLY, totaled $2,074.4 million, an increase of 4%.
•Operating losses were $1,538.8 million, or 30.8% of net revenues in 2023 and declined compared to operating profit of $407.7 million, or 7.0% of net revenues in 2022.
◦Operating profit in the Consumer Products segment declined greater than 100% to an operating loss of $64.7 million; Wizards of the Coast and Digital Gaming segment operating profit declined 2% to $525.7 million; Entertainment segment operating losses declined to an operating loss of $1,911.5 million; and Corporate and Other operating losses improved 76% to an operating loss of $88.3 million.
◦Operating profit in 2023 was negatively impacted by non-cash goodwill and asset impairment charges of $1,307.2 million recorded within the Entertainment segment consisting of: $231.2 million related to the goodwill impairment of the eOne Film & TV business included in Impairment of goodwill; $65.0 million related to an impairment of the Company's definite-lived intangible, eOne Trademark, included in Selling, distribution and administration; a goodwill impairment charge of $960.0 million due to impairment of the Company's Family Brands business included in Impairment of goodwill; and, impairment charges of $51.0 million related to the impairment of the Company's PJ MASKS definite-lived intangible asset, included within Selling, distribution and administration. See note 6 to our Consolidated Financial Statements, included in Part II, Item 8. Financial Statements, of this Form 10-K for more information on these impairments and charges.
◦Certain other charges impacting 2023 operating segment performance, in the Company’s Consumer Products, Entertainment and Corporate and Other segments, are discussed below in Results of Operations - Consolidated
•Net losses attributable to Hasbro, Inc. were $1,489.3 million in 2023, or $10.73 per diluted share, compared to net earnings attributable to Hasbro, Inc. of $203.5 million, or $1.46 per diluted share in 2022.
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
◦Operating Profit in the Wizards of the Coast and Digital Gaming segment decreased 2% to $538.3 million; Consumer Products segment operating profit decreased 46% to $217.3 million; Entertainment segment operating losses increased greater than 100% to $22.7 million; and Corporate and Other operating losses increased greater than 100% to $370.6 million.
•Net earnings attributable to Hasbro, Inc. declined in 2022 to $203.5 million, or $1.46 per diluted share, compared to $428.7 million, or $3.10 per diluted share in 2021.

Summary of Financial Performance
A summary of the Company’s results of operations for 2023, 2022 and 2021 is illustrated below.

	2023	2022	2021
Net revenues	$5,003.3	$5,856.7	$6,420.4
Operating (loss) profit	(1,538.8)	407.7	763.3
(Loss) earnings before income taxes	(1,709.1)	261.5	581.9
Net (loss) earnings	(1,487.8)	203.0	435.3
Net earnings (loss) attributable to noncontrolling interests	1.5	(0.5)	6.6
Net (loss) earnings attributable to Hasbro, Inc.	(1,489.3)	203.5	428.7
Diluted (loss) earnings per share	(10.73)	1.46	3.10
Results of Operations — Consolidated
The fiscal year ended December 31, 2023 was a fifty-three week period, December 25, 2022 and December 26, 2021 were each fifty-two week periods.
Net losses attributable to Hasbro, Inc. were $1,489.3 million for the fiscal year ended December 31, 2023 compared to net earnings of $203.5 million for the fiscal year ended December 25, 2022, and net earnings of $428.7 million for the fiscal year ended December 26, 2021.
Diluted (loss) earnings per share attributable to Hasbro, Inc. were $(10.73) in 2023, $1.46 in 2022 and $3.10 in 2021.
Net (loss) earnings and diluted (loss) earnings per share attributable to Hasbro, Inc. for each fiscal year in the three years ended December 31, 2023 include certain charges and benefits as described below.
2023
•Non-cash goodwill and asset impairment charges of $1,278.2 million or $9.20 per diluted share, incurred within the Entertainment segment, associated with the eOne Film and TV business and within Family Brands to align with a change in entertainment strategy consisting of:
◦Net charges of $279.9 million recorded during the second quarter as a result of the Company's impairment review of its Film and TV reporting unit, consisting of a non-cash goodwill impairment charge of $231.2 million recorded in Impairment of goodwill and intangible asset impairment charges of $48.7 million related to the Company's definite-lived intangible eOne Trademark, recorded within Selling, distribution and administration.
◦A non-cash goodwill impairment charge of $960.0 million recorded during the fourth quarter of 2023, as a result of the Company's impairment review of its Family Brands reporting unit.
◦A net charge of $38.3 million related to the impairment of the Company's definite-lived PJ MASKS intangible asset.
•Net charges of $453.7 million, or $3.26 per diluted share, of Blueprint 2.0 implementation charges, consisting of:
◦A Loss on disposal of business of $419.7 million related to the sale of the Company's non-core eOne Film and TV business within the Entertainment segment, executed during the fourth quarter; and
◦Charges of $34.0 million associated with the eOne Film & TV business sale process recorded in Selling, distribution and administration expense within the Corporate and Other segment.
•Net charges of $55.6 million, or $0.40 per diluted share, of Operational Excellence program related charges consisting of consultant and transformation office expenses of $27.0 million and severance and other employee charges of $ 28.6 million included within Selling, distribution and administration within Corporate and Other.
•Net charges of $48.8 million, or $0.35 per diluted share of intangible amortization costs related to certain intangible assets acquired in the eOne Acquisition. These expenses are allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
•Net charges of $1.7 million, or $0.01 per diluted share associated with retention awards granted in connection with the eOne Acquisition. These expenses were incurred during the first quarter of 2023 and are included within Selling, distribution and administration within the Corporate and Other segment.
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
•In support of Blueprint 2.0, Hasbro announced an Operational Excellence program. In association with this program the Company incurred net charges of $89.2 million comprised of the following:
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
2021
•A net charge of $116.1 million, or $0.84 per diluted share, comprised of a non-cash goodwill impairment charge of $108.8 million and transaction expenses of $7.3 million, associated with the closing of the sale of eOne's music business ("e-One Music"). The goodwill impairment charge of $108.8 million is based on revalued assets and liabilities of eOne Music as of the second quarter of 2021 and finalized closing working capital adjustments made during the fourth quarter 2021.
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
Consolidated net revenues for the year ended December 31, 2023 declined 15% to $5,003.3 million from $5,856.7 million for the year ended December 25, 2022 and include a favorable foreign currency translation impact of $20.6 million as the result of stronger currencies, primarily in Latin America and to a lesser extent, the Company's European markets.
Consolidated net revenues for the year ended December 25, 2022 declined 9% to $5,856.7 million from $6,420.4 million for the year ended December 26, 2021 and included unfavorable foreign currency translation impact of $166.3 million.
Effective for the first quarter 2023, we realigned our brand portfolios to correspond with the evolution of our strategy. As a result, net revenues for the years ended December 25, 2022 and December 26, 2021 have been restated to reflect the realigned brand portfolio structure.
The following table presents net revenues expressed in millions of dollars, by brand portfolio for each year in the three years ended December 31, 2023.

	2023 Net Revenues	% Change	2022 Net Revenues	% Change	2021 Net Revenues
Franchise Brands	$3,256.5	-3%	$3,350.8	-5%	$3,541.9
Partner Brands	687.8	-35%	1,052.0	-9%	1,161.0
Portfolio Brands	521.3	-17%	625.2	-13%	719.8
Non-Hasbro Branded Film & TV	537.7	-35%	828.7	-17%	997.7
Total	$5,003.3		$5,856.7		$6,420.4
2023 versus 2022
Net revenues declined in all brand portfolios in 2023 compared to 2022.
Franchise Brands: The Franchise Brands portfolio net revenues decreased 3% in 2023 compared to 2022. The net revenue decrease primarily reflects lower net revenues from NERF products, lower net revenues from Hasbro Gaming products, lower net revenues from PLAY-DOH products compared to 2022, which benefited from the release of Play-doh Squished programming and to a lesser extent, lower net revenues from PEPPA PIG products. These net revenue decreases were partially offset by net revenue increases from DUNGEONS & DRAGONS digital gaming products, most notably Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023, as well as the theatrical release of Dungeons & Dragons: Honor Among Thieves released in March 2023 and higher net revenues from D&D Beyond, acquired during the second quarter of 2022. In addition, partially offsetting losses in the category were higher net revenues from TRANSFORMERS products, supported by the June 2023 theatrical release of Transformers: Rise of the Beast, and to a lesser extent, higher net revenues from MAGIC: THE GATHERING products, most notably from sales of the Lord of the Rings: Tales of Middle-earth card set released in June 2023, making 2023 the second consecutive year that MAGIC: THE GATHERING has reached billion-dollar brand acclaim, reflecting ongoing fan enthusiasm for the brand, as well as higher net revenues from MONOPOLY products reflecting the success of the mobile game Monopoly Go!, launched during the second quarter of 2023.
Partner Brands: The Partner Brands portfolio net revenues declined 35% in 2023 compared to 2022. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including movie and television releases. As such, net revenues fluctuate from year-to-year by brand, depending on entertainment popularity, release dates and the success of related product line offerings. Historically these entertainment-based brands experience higher revenues during years in which major films or television programming is released.
In 2023, Partner Brands net revenue declines were primarily driven by lower sales of the Company's products for DISNEY FROZEN and DISNEY PRINCESS due to the expiration of the related license agreements in December 2022, lower net revenues from the Company's products for MARVEL and STAR WARS compared to 2022, which benefited from a robust slate of entertainment releases in 2022 as described below, without comparable releases in

2023, and to a lesser extent, lower net revenues from BEYBLADE products. These decreases were partially offset by net revenue contributions from the introduction of the Company's products for INDIANA JONES, supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.
Portfolio Brands: The Hasbro Gaming portfolio net revenues declined 17% in 2023 compared to 2022 driven primarily by lower sales of FURREAL FRIENDS products and to a lesser extent, lower sales of PJ MASKS, MY LITTLE PONY and BABY ALIVE products. These decreases were partially offset by net revenues from FURBY products following the Company's successful reintroduction of the brand and refreshed product line during the second quarter of 2023, as well as higher net revenues from GI JOE products.
Non-Hasbro Branded Film & TV: Net revenues from the TV/Film/Entertainment portfolio declined 35% in 2023 compared to 2022. Lower net revenues in 2023 were driven by lower scripted and unscripted television deliveries, as well as lower film deliveries in 2023 compared to 2022. These decreases were due primarily to the impact of the several months-long worker strikes by the Writers Guild of America and the American actors' union, SAG-AFTRA, which disrupted the number and timing of planned program productions, most notably, Rookie seasons five and six, Rookie Feds season two, The Recruit season two, Yellowjackets season three and Cruel Summer season three. In 2024, this category will be removed from the Company's brand architecture. Hasbro will continue to develop and produce animation, digital shorts, scripted TV and theatrical films for audiences related to core Hasbro IP. All retained Hasbro-branded content is included in the portfolios noted above.
2022 versus 2021
Net revenues declined in all brand portfolios in 2022 compared to 2021.
Franchise Brands: The Franchise Brands portfolio net revenues decreased 5% in 2022 compared to 2021. Higher net revenues from MAGIC: THE GATHERING products, due to record sales from set releases that included: Kamigawa: Neon Dynasty, Commander Legends: Battle for Baldur's Gate, Double Masters, and others, reflecting momentum in the brand, and elevating MAGIC: THE GATHERING to the Company's first billion-dollar brand. In addition, the Franchise Brands portfolio benefited from higher sales of PEPPA PIG products, driven by the third quarter 2021 launch of the Company's first line of PEPPA PIG product line and higher sales of PLAY-DOH products. These net revenue increases were more than offset by lower net revenues from NERF products, lower sales of Hasbro Gaming products, most notably MONOPOLY products, and to a lesser extent, lower net revenues from TRANSFORMERS products and lower net revenues from the Dungeons & Dragons: Dark Alliance digital game launched during the second quarter 2021 with no comparable release in 2022.
Partner Brands: The Partner Brands portfolio net revenues declined 9% in 2022 compared to 2021. In 2022, Partner Brands net revenue declines were driven by lower sales of the Company's products for DISNEY FROZEN and DISNEY PRINCESS as the related license neared the end of its term, in addition to lower sales of BEYBLADE products, and to a lesser extent, lower sales of GHOSTBUSTERS products. These net revenue decreases were partially offset by higher net revenues from the Company's products for MARVEL, led by momentum in the SPIDER-MAN franchise which benefited from entertainment releases including the children’s animated television series, Marvel's Spidey and His Amazing Friends as well as Marvel Studios' Spider-Man: No Way Home, released in December 2021. The Company's products for Marvel's AVENGERS benefited from the release of Marvel Studios' Doctor Strange in the Multiverse of Madness in May 2022 and the July 2022 release of Thor: Love and Thunder, while the Company's products for BLACK PANTHER were supported by the November 2022 release of Black Panther: Wakanda Forever. To a lesser extent, net revenues from the Company's line of STAR WARS products increased as a result of continued STAR WARS entertainment released on Disney+.
Portfolio Brands: Portfolio Brands net revenues declined 13% in 2022 compared to 2021 driven primarily by lower net revenues from BABY ALIVE, FURREAL FRIENDS, PJ MASKS and MY LITTLE PONY products and to a lesser extent, lower net revenues from core PLAYSKOOL and POTATO HEAD products.
Non-Hasbro Branded Film & TV: Net revenues from the Non-Hasbro Branded Film & TV portfolio declined 17% in 2022 compared to 2021. Lower net revenues in 2022 were driven by the sale of eOne Music during the third quarter of 2021, which represented $65.2 million or 6% of portfolio net revenues during 2021. In addition to the sale of eOne Music, net revenue declines in 2022 were driven by the lower number of film deliveries in 2022 compared to 2021 due to timing shifts of certain films into 2023, and to a lesser extent, lower unscripted television deliveries in 2022. These decreases were partially offset by higher net revenues from scripted production deliveries, most notably, Cruel Summer season two, The Rookie seasons four and five and The Rookie: Feds season one.

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our four reportable segments: Consumer Products, Wizards of the Coast & Digital Gaming, Entertainment and Corporate and Other.
Net Revenues
The table below illustrates net revenues expressed in millions of dollars, derived from our principal operating segments in 2023, 2022 and 2021.

	2023 Net Revenues	% Change	2022 Net Revenues	% Change	2021 Net Revenues
Consumer Products	$2,886.4	-19%	$3,572.5	-10%	$3,981.6
Wizards of the Coast & Digital Gaming	1,457.6	10%	1,325.1	3%	1,286.6
Entertainment	659.3	-31%	959.1	-17%	1,152.2
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for each fiscal year in the three years ended December 25, 2022.

	2023 Net Revenues	% Change	2022 Net Revenues	% Change	2021 Net Revenues
North America	$1,649.1	-20%	$2,064.8	-11%	$2,315.9
Europe	669.5	-26%	899.5	-16%	1,067.7
Asia Pacific	256.3	-13%	293.4	-5%	310.1
Latin America	311.5	-1%	314.8	9%	287.9
Net Revenues	$2,886.4	-19%	$3,572.5	-10%	$3,981.6
2023 versus 2022
Consumer Products segment net revenues declined 19% in 2023 compared to 2022 and included the impact of a favorable $21.8 million foreign currency translation, most notably from the Company's Latin American markets and to a lesser extent, from markets across Europe. Within the Consumer Products segment, net revenues declined in the Franchise Brands, Partner Brands and Portfolio Brands categories during 2023 compared to 2022.
The net revenue decrease was driven by lower sales of Partner Brands products including the Company's products for DISNEY PRINCESS and DISNEY FROZEN, following the expiration of associated license agreements in December 2022, lower sales of the Company's products for MARVEL and to a lesser extent, lower sales of the Company's products for STAR WARS compared to 2022, which benefited from a variety of entertainment releases without a comparable slate in 2023. In addition, lower sales of NERF products and lower sales of certain Hasbro Gaming products, as well as lower net revenues from FURREAL FRIENDS products contributed to the decrease. These net revenue decreases were partially offset by higher sales of TRANSFORMERS products supported by the theatrical release of Transformers: Rise of Beasts in June 2023 and from the Company's refreshed lineup of FURBY products following the reintroduction of the brand during the second quarter of 2023 and higher sales of GI JOE products. Overall, segment net revenue declines were primarily attributable to the challenging consumer discretionary environment in North America and to a lesser extent, the Company's markets across Europe during 2023.
2022 versus 2021
Consumer Products segment net revenues declined 10% in 2022 compared to 2021, declining in all brand portfolios.
The drivers of the net revenue decrease included lower sales of NERF, MONOPOLY, TRANSFORMERS and BABY ALIVE products, lower sales of the Company's products for DISNEY PRINCESS and DISNEY FROZEN as the related license term ended during the fourth quarter of 2022, and lower sales of BEYBLADE products. In addition, lower sales of Hasbro Gaming products, primarily from the Company's tabletop gaming brands such as JENGA, LIFE and certain other Hasbro Gaming brands and lower net revenues from FURREAL FRIENDS products contributed to the decrease. These net revenue decreases were partially offset by higher sales of PEPPA PIG and PLAY-DOH products, and higher sales of the Company's products for MARVEL and STAR WARS. Overall segment net revenue declines were primarily attributable to North America and to a lesser extent, the Company's European markets during 2022.
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category (tabletop gaming and digital and licensed gaming) for each fiscal year in the three years ended December 31, 2023.

	2023 Net Revenues	% Change	2022 Net Revenues	% Change	2021 Net Revenues
Tabletop Gaming	$1,072.5	1%	$1,067.0	12%	$950.6
Digital and Licensed Gaming	385.1	49%	258.1	-23%	336.0
Net Revenues	$1,457.6	10%	$1,325.1	3%	$1,286.6
2023 versus 2022
Wizards of the Coast and Digital Gaming segment net revenues increased 10% in 2023 compared to 2022 and included the impact of a favorable $2.9 million foreign currency translation. The net revenue increase in the Wizards of the Coast and Digital Gaming segment was primarily attributable to higher net revenues from DUNGEONS & DRAGONS digital gaming products, most notably Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023 and to a lesser extent, higher digital licensing net revenues, attributable to the increased success of Monopoly Go!, as well as the launch of the Peppa Pig: World Adventures video game released in the first quarter of 2023. In addition, higher net revenues from Wizards of the Coast tabletop gaming products contributed to segment growth in 2023, most notably from MAGIC: THE GATHERING, driven by the success of the Lord of the Rings: Tales of Middle-earth card set released in June 2023.
2022 versus 2021
In 2022, net revenues from the Wizards of the Coast and Digital Gaming segment increased 3% compared to 2021. The net revenue increase in the Wizards of the Coast and Digital Gaming segment was attributable to higher net revenues from Wizards of the Coast tabletop gaming products, most notably, MAGIC: THE GATHERING, which in 2022, became the Company's first billion-dollar brand, driven by the number of strong performing card sets released during the year. In total, 81% of segment net revenues were attributable to Wizards of the Coast tabletop games during 2022. The increase in tabletop gaming net revenues was partially offset by lower digital and licensed gaming net revenues, primarily from Magic: The Gathering Arena and from Dungeons & Dragons: Dark Alliance, launched during the first half of 2021 and to a lesser extent, lower net revenues from certain other of the Company's licensed digital games during 2022.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for each fiscal year in the three years ended December 31, 2023.

	2023 Net Revenues	% Change	2022 Net Revenues	% Change	2021 Net Revenues
Film and TV	$575.5	-31%	$837.6	-10%	$932.5
Family Brands	83.8	6%	79.4	-40%	132.9
Music and Other	—	-100%	42.1	-51%	86.8
Net Revenues	$659.3	-31%	$959.1	-17%	$1,152.2
*Music and Other category net revenues for the period ended December 26, 2021 includes $65.2 million from eOne Music, which was sold by the Company early in the third fiscal quarter of 2021.

2023 versus 2022
Entertainment segment net revenues declined 31% in 2023. compared to 2022 and included the impact of an unfavorable $4.3 million foreign currency translation. The net revenue decrease during 2023 was driven by lower entertainment productions and deliveries, reflecting the impact of the several months-long strikes during 2023 by the Writers Guild of America and the American actors' union, SAG-AFTRA. Notable programming that was delayed or cancelled included, Rookie seasons five and six, Rookie Feds season two, The Recruit season two, Yellowjackets season three and Cruel Summer season three. To a lesser extent, lower net revenues from unscripted programming contributed to the decrease reflecting the lower number of new deliveries during 2023 compared to 2022. Additionally, to a lesser extent, the strategic exit of certain non-core businesses during the fourth quarter of 2022 contributed to the decrease. These decreases were partially offset by higher net revenues from the Company's Family Brands business, from new agreements entered, and the renewal of certain existing streaming content agreements throughout 2023, related to programs featuring the Company's brands including the television series Power Rangers Cosmic Fury season 30, released on the Netflix streaming platform in September 2023.
2022 versus 2021
Entertainment segment net revenues declined 17% in 2022 compared to 2021. The segment net revenue decrease primarily reflects the number of major film deliveries compared to 2021 where films such as Clifford The Big Red Dog, Mrs. Harris Goes to Paris and Come From Away were delivered, without a comparable number of major film deliveries in 2022, as well as lower net revenues from streaming content sales compared to 2021, which benefited from the September 2021 release of My Little Pony: A New Generation. To a lesser extent, lower transactional net revenues and lower net revenues from unscripted television deliveries compared to 2021 contributed to the decline. These decreases were partially offset by higher scripted television deliveries that include The Rookie seasons four and five, Cruel Summer season two, The Rookie: Feds season one and Yellowjackets season two.
Operating Profit (Loss)
The table below illustrates operating profit expressed in millions of dollars and operating profit margins, derived from our principal operating segments in 2023, 2022 and 2021. For a reconciliation of segment operating profit to total Company operating profit, see note 21 to our consolidated financial statements which are included in Part II, Item 8. Financial Statements, of this Form 10-K.

	2023	% Net Revenues	% Change	2022	% Net Revenues	% Change	2021	% Net Revenues
Consumer Products	$(64.7)	-2.2%	>100%	$217.3	6.1%	-46%	$401.4	10.1%
Wizards of the Coast & Digital Gaming	525.7	36.1%	-2%	538.3	40.6%	-2%	547.0	42.5%
Entertainment	(1,911.5)	>100%	>100%	22.7	2.4%	>100%	(91.8)	-8.0%
Corporate and Other	(88.3)	n/a	76%	(370.6)	n/a	>100%	(93.3)	n/a
Total	$(1,538.8)			407.7			763.3
Effective for the first quarter of 2022, intangible amortization costs related to the intangible assets acquired in the eOne acquisition have been allocated between the Consumer Products and Entertainment segments to match the revenue generated from such intangible assets. In 2021, comparable intangible amortization costs were recorded within the Entertainment segment.
Consumer Products Segment
2023 versus 2022
Consumer Products segment operating results decreased $282.0 million to an operating loss of $64.7 million in 2023, compared to operating profit of $217.3 million in 2022. Operating profit margin decreased to -2.2% of net revenues in 2023 from 6.1% of net revenues in 2022.
In 2023, the Consumer Products segment operating loss was driven by lower net revenues reflecting the challenging consumer discretionary environment in North America and Europe, and to a lesser extent, Asia Pacific regions, combined with higher sales allowances and obsolescence charges, including inventory scrap write-downs of excess aged inventory, as well as higher levels of closeout sales, primarily across North America and Europe, due to efforts to reduce retail inventory levels. These impacts to operating profit were partially offset by lower product costs associated with improved inventory management including supply chain improvements, lower royalty expenses as a result of the decline of Partner Brands sales in 2023, lower shipping and warehousing expenses associated with the Company's lower levels of inventory as well as lower advertising and promotion costs and lower product development and lower administrative expenses, reflecting focused cost savings initiatives and savings realized from the Company's Operational Excellence program.
2022 versus 2021
Consumer Products segment operating profit decreased $184.1 million to $217.3 million in 2022, compared to $401.4 million in 2021. Operating profit margin decreased to 6.1% of net revenues in 2022 from 10.1% of net revenues in 2021.
In 2022, to align with the revenue generated from the assets acquired in the eOne acquisition, Consumer Products segment operating profit included $37.7 million of incremental intangible asset amortization costs. In 2021, comparable costs were reported in the Entertainment segment results. Additionally, in connection with the Company's Blueprint 2.0 strategy shift, Consumer Products segment operating profit included charges of $14.9 million of incremental asset charges related to product cancellations, consisting of inventory and asset write offs related to the Company's plans to focus on fewer, bigger brands. The remaining operating profit decrease in 2022 was driven by lower net revenues and higher sales allowances and obsolescence charges, as well as higher levels of closeout sales and warehousing costs associated with higher inventory levels. These negative effects were partially offset by the impact of the expiration of certain Consumer Products licensing agreements acquired through the eOne acquisition, which carried higher royalty expenses in prior periods and higher net revenues from licensing agreements related to certain of the Company's Franchise Brands. In addition to these benefits were savings realized from the Company’s operational excellence program within cost of sales and distribution expense, price increases implemented in 2022 combined with lower product development costs, lower advertising and promotion expenses, and lower incentive compensation.
Wizards of the Coast and Digital Gaming Segment
2023 versus 2022
Wizards of the Coast and Digital Gaming segment operating profit decreased $12.6 million to $525.7 million in 2023, compared to $538.3 million in 2022. Operating profit margin decreased to 36.1% in 2023 from 40.6% in 2022.
The decrease in segment operating profit in 2023 was driven primarily by higher tabletop gaming product costs including higher inventory obsolescence charges, higher royalty expenses attributable the Lord of the Rings: Tales of Middle-earth and Magic: The Gathering - Doctor Who releases, higher product development costs as the Company continues to invest in Wizards of the Coast and Digital Gaming initiatives, as well as higher administrative expenses including costs to attract and retain talent and higher marketing and sales expenses in support of D&D Beyond and the Wizards of the Coast MagicCon event series. These impacts to operating profit were partially offset by a favorable mix of digital gaming product sales driven by Baldur's Gate 3 and certain other licensed digital gaming products including Monopoly Go!.
2022 versus 2021
Wizards of the Coast and Digital Gaming segment operating profit decreased $8.7 million to $538.3 million in 2022, compared to $547.0 million in 2021. Operating profit margin was 40.6% in 2022 compared to 42.5% in 2021.
The decrease in segment operating profit in 2022 was the result of higher inventory costs and higher product development costs in support of the Company's tabletop and digital gaming initiatives and talent to support long-term growth within the segment, as well as higher royalty expense due to the growth of MAGIC: THE GATHERING UNIVERSES BEYOND. These increases were partially offset by lower administrative expenses, including lower incentive compensation expenses and lower advertising expense and depreciation costs compared to 2021, where the Company incurred higher costs associated with the launch of the mobile version of Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance.
Entertainment Segment
2023 versus 2022
The Entertainment segment operating loss was $1.9 billion, compared to operating profit of $22.7 million, or 2.4% of segment net revenues in 2022.
Entertainment segment operating losses in 2023 were driven primarily by a non-cash goodwill impairment charge of $960.0 million, reflecting a reduced long-term forecast due to lower profitability of PJ MASKS as described below, and a change in outlook for our owned and operated production efforts that shifted the Entertainment strategy to an asset lite and partner led model, a loss on disposal of business of $539.0 million related to the sale of the eOne Film and TV business not directly supporting the Company's Entertainment Strategy, a non-cash goodwill impairment charge of $231.2 million related to the goodwill impairment of the Company's Film & TV reporting unit, due to the expected economic impact of industry factors, as well as asset impairment charges of $65.0 million related to the Company's definite-lived intangible eOne Trademark. In addition to these charges, the Company recorded a $51.0 million intangible asset impairment charge related to the impairment of the Company's definite-lived PJ MASKS intangible asset due to challenging retail conditions and competitive market conditions leading to a reduction in brand profitability, and $19.4 million of intangible amortization costs recorded throughout 2023, related to certain intangible assets acquired in the eOne Acquisition. In addition to these charges, Entertainment segment operating losses were attributable to lower segment net revenues, due primarily to the impact of the writers' and actors' strikes mentioned above, which disrupted the number and timing of planned program productions and deliveries in 2023 compared to 2022, and higher program amortization costs due to production asset impairment charges associated with Dungeons & Dragons: Honor Among Thieves and other cancelled projects, due to the Company's go-forward brand strategy. These increases were partially offset by lower operating expenses as a result of the exit of certain non-core businesses during the fourth quarter of 2022 and lower royalty expenses within the Company's film and TV business due to the volume and mix of content delivered during 2023, compared to 2022.
2022 versus 2021
Entertainment segment operating profit was $22.7 million, or 2.4% of segment net revenues in 2022, compared to operating losses of $91.8 million, or 8.0% of segment net revenues in 2021.
The improved operating results in 2022 were driven primarily by the non-cash impairment charge of $108.8 million in 2021 associated with the sale of eOne Music, the allocation of $37.7 million of intangible asset amortization costs to the Consumer Products segment during 2022, as well as lower royalty expenses and lower advertising expense attributable to the lower number of film releases compared to 2021. These impacts to segment operating results were partially offset by a loss on disposal of assets of $22.1 million and asset impairment charges of $4.1 million related to the exit of certain non-core businesses, the impact of the sale of the eOne Music business during 2021 described above and higher program amortization costs in proportion to entertainment revenues related to the mix of programming delivered in 2022.
Corporate and Other Segment
In the Corporate and Other segment, the operating losses were $88.3 million in 2023 compared to operating losses of $370.6 million in 2022 and operating losses of $93.3 million in 2021.
Improved operating results in 2023 reflects lower administrative expenses, including lower compensation costs associated with headcount reductions, partially offset by Operational Excellence program related consultant and transformation office expenses of $35.3 million, severance and other employee charges of $34.2 million, and charges of $35.1 million associated with the non-core eOne Film and TV business sale process as well as higher marketing and sales costs compared to 2022.
In the Corporate and Other segment, the operating losses were $370.6 million in 2022 compared to operating losses of $93.3 million in 2021.
The Corporate and Other segment operating losses during 2022 were primarily related to impairment charges of $281.0 million related to the Company's Power Rangers intangible asset, severance charges of $94.1 million and transformation office and consultant fees of $12.3 million associated with Company's restructuring actions and operational excellence program related cost-savings initiatives, as well as $14.6 million of expense associated with retention awards granted in connection with the eOne acquisition. These operating loss increases were partially offset by lower incentive compensation, royalty expenses and lower advertising costs.

OPERATING COSTS AND EXPENSES
The Company’s operating expenses, stated as percentages of net revenues, are illustrated below for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021:

	2023	2022	2021
Cost of sales	34.1%	32.6%	30.0%
Program cost amortization	9.0	9.5	9.8
Royalties	8.6	8.4	9.7
Product development	6.1	5.3	4.9
Advertising	7.2	6.6	7.9
Amortization of intangibles	1.7	1.8	1.8
Impairment of goodwill	23.8	—	—
Loss on disposal	10.8	0.4	1.7
Selling, distribution and administration	29.6	28.4	22.3
Operating expenses for 2023, 2022 and 2021 include benefits and expenses related to the following events:
2023
•During 2023 the Company recorded non-cash Goodwill and Asset impairment charges of $1.3 billion incurred within the Entertainment segment consisting of the following:
◦Charges of $296.2 million recorded during the second quarter as a result of the Company's impairment review of its Film and TV reporting unit, consisting of a non-cash goodwill impairment charge of $231.2 million recorded in Impairment of goodwill and intangible asset impairment charges of $65.0 million related to the Company's definite-lived intangible eOne Trademark, recorded within Selling, distribution and administration.
◦A non-cash goodwill impairment charge of $960.0 million recorded in Impairment of goodwill during the fourth quarter of 2023, as a result of the Company's impairment review of its Family Brands reporting unit.
◦An impairment charge of $51.0 million related to the impairment of the Company's definite-lived PJ MASKS intangible asset.
•During 2023 in association with actions taken following the Company's strategic review and subsequent strategy shift to focus on fewer, bigger brands, the Company incurred $574.1 million of Blueprint 2.0 implementation charges, consisting of:
◦A Loss on disposal of business of $539.0 million related to the sale of the Company's non-core eOne Film and TV business recorded in Loss on disposal within the Entertainment segment, executed during the fourth quarter; and,
◦Charges of $35.1 million associated with the eOne Film & TV business sale process recorded in Selling, distribution and administration expense within the Corporate and Other segment.
•During 2023 in association with the Company's Operational Excellence program the Company recorded charges of $69.5 million consisting of consultant and transformation office expenses of $35.3 million and severance and other employee charges of $34.2 million included within Selling, distribution and administration within Corporate and Other.
•During 2023, the Company incurred charges of $62.6 million of intangible amortization costs related to certain intangible assets acquired in the eOne Acquisition. These expenses are allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
•During 2023, the Company incurred charges of $1.9 million of stock based compensation expense associated with retention awards granted in connection with the eOne Acquisition. These expenses were incurred during the first quarter of 2023 and are included within Selling, distribution and administration within the Corporate and Other segment.
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
•In support of the Company's strategic shift, Hasbro announced an Operational Excellence program. In association with this program the Company incurred:
◦Severance and other employee charges of $94.1 million associated with cost-savings initiatives across the Company, included within Selling, distribution and administration; and
◦Program related consultant fees and transformation office expenses of $12.3 million included within Selling, distribution and administration.
•During 2022, the Company incurred incremental intangible amortization costs of $71.4 million related to the intangible assets acquired in the eOne acquisition allocated between the Consumer Products and Entertainment segments, to match the revenue generated from such intangible assets.
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
Cost of Sales
Cost of sales primarily consists of purchased materials, labor, manufacturing overhead and other inventory-related costs such as obsolescence. Cost of sales decreased 11% to $1,706.0 million, or 34.1% of net revenues, for the year ended December 31, 2023 compared to $1,911.8 million, or 32.6% of net revenues, for the year ended December 25, 2022. In 2023, the cost of sales decrease was driven by lower sales volumes, primarily in North America and Europe, and to a lesser extent Asia Pacific markets during 2023, and lower product input costs, most notably within the Consumer Products segment as well as cost savings realized from the Company's Operational Excellence Program combined with the impact of the exit of certain non-core business. These decreases were partially offset by higher closeout sales during 2023 compared to 2022. As a percent of net revenues, the cost of sales increase was primarily the result of higher inventory obsolescence charges, primarily within the Consumer Products segment, partially offset by the mix of net revenues during 2023 compared to 2022.
In 2022, Cost of sales decreased 1% to $1,911.8 million, or 32.6% of net revenues, for the year ended December 25, 2022 compared to $1,927.5 million, or 30.0% of net revenues, for the year ended December 26, 2021. The cost of sales decrease in dollars was driven by lower sales volumes, primarily within the Consumer Products segment during 2022 compared to 2021. These decreases were partially offset by cost of sales increases within the Wizards of the Coast and Digital Gaming segment, reflecting higher tabletop gaming sales during 2022. The cost of sales increase as a percent of net revenues was the result of higher product input costs including higher material costs and higher inventory obsolescence, sales allowances and closeout charges to address excess inventory, most notably within Europe and the U.S., partially offset by the benefit of implemented price increases and lower freight costs.
Program Cost Amortization
Program cost amortization totaled $448.9 million, or 9.0% of net revenues in 2023, compared to $555.5 million, or 9.5% of net revenues in 2022 and $628.6 million, or 9.8% of net revenues, in 2021. The majority of the Company's program costs are capitalized as incurred and amortized using the individual-film-forecast method. The Company also utilizes the percentage of completion methodology, primarily related to unscripted content. Program cost amortization reflects both the phasing of revenues associated with films and television programming, as well as the type of content being produced and distributed. The program cost amortization decrease during 2023 reflects the impact of the writers' and actors' strikes during 2023, which disrupted the number and timing of planned productions and led to reduced deliveries during the year, in addition to an overall slowdown in production activity due to the sale of the eOne Film and TV business unit late in the fourth quarter of 2023. This decrease was partially offset by higher program cost amortization due to production asset impairment charges of $38.1 million associated with Dungeons & Dragons: Honor Among Thieves, recorded during the second quarter of 2023 and higher program amortization costs attributable to certain other cancelled projects as a result of the Company's go-forward brand strategy.
The Program cost amortization decrease during 2022 was driven by the volume and mix of programming revenues compared to 2021, partially offset by $4.1 million of asset impairment charges recorded during 2022, related to discontinued projects associated with the exit of non-core business within the Entertainment segment.
Royalty Expense
Royalty expense of $428.3 million, or 8.6% of net revenues, in 2023 compared to $493.0 million, or 8.4% of net revenues, in 2022 and $620.4 million, or 9.7% of net revenues, in 2021. Fluctuations in royalty expense generally relate to the volume of entertainment-driven products sold in a given period, especially if the Company is selling product tied to one or more major motion picture releases in the period. Product lines related to Hasbro-owned or controlled brands supported by entertainment generally do not incur the same level of royalty expense as licensed properties, particularly products for STAR WARS and MARVEL properties and certain other licensed properties which carry higher royalty rates than other licensed properties. In 2023, the decrease in royalty expense was primarily due to lower sales of certain Partner Brands products which carry higher royalty rates, driven in part by the exit of certain license agreements in December 2022, combined with lower royalty expense associated with the eOne Film & TV business as a result of the slowdown in production activity described above. These decreases to royalty expense were partially offset by the impact of royalty rates associated with the 2023 card set releases, Lord of the Rings: Tales of Middle-Earth and Doctor Who.
In 2022, the decrease in Royalty expense was driven by lower sales of certain Partner Brands products which carry higher royalty rates and a change in product mix within the Consumer Products segment, and to a lesser extent, the mix of entertainment deliveries in 2022 reflecting lower film deliveries compared to 2021. In addition, lower royalty expense in 2022 reflects the impact of the sale of eOne Music during 2021 and the expiration of certain licensing agreements acquired through the eOne acquisition, resulting in lower royalty expenses compared to prior periods. See note 20 to the Company’s consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K for information on the Company's future royalty commitments as of December 31, 2023.
Product Development
Product development expense in 2023 totaled $306.9 million, or 6.1% of net revenues, compared to $307.9 million, or 5.3% of net revenues, in 2022 and $315.7 million, or 4.9% of net revenues, in 2021. Product development expenditures reflect the Company’s investment in innovation and anticipated growth across our brand portfolio. In 2023 product development expense was consistent in dollars compared to 2022 and higher as a percent of net revenues reflecting the Company's continued investments and costs to support the Wizards of the Coast tabletop and digital gaming initiatives, partially offset by lower personnel costs with the Consumer Products segment.
The decrease in 2022 Product development expense in dollars compared to 2021 was driven by lower spending in line with the Company's global cost savings initiatives partially offset by higher spending in the Wizards of the Coast and Digital Gaming segment in support of the Company’s core initiatives.
Advertising Expense
Advertising expense in 2023 totaled $358.4 million, or 7.2% of net revenues, compared to $387.3 million or 6.6% of net revenues in 2022 and $506.6 million or 7.9% in 2021. The level of the Company’s advertising expense is generally impacted by revenue mix, the amount and type of theatrical releases and television programming delivered. The advertising expense decrease during 2023 was driven by lower expense within the Consumer Products segment, due to the volume and mix of product sales and timing of advertising expenditures during 2023, partially offset by higher expense within the Entertainment and Wizards of the Coast and Digital Gaming segments, in support of the theatrical release of Dungeons & Dragons: Honor Among Thieves and advertising costs associated with D&D Beyond, acquired during the second quarter of 2022.
The Advertising expense decrease during 2022 was driven by lower expense within the Consumer Products segment, reflecting the implementation of the Company's strategic shift to focus on fewer, bigger brands and lower advertising expense in the Entertainment segment related to the sale of the eOne Music business and a shift in the type of entertainment releases delivered in 2022. In 2021, higher advertising expense was driven by support for the September 2021 release of My Little Pony: A New Generation and within the Wizards of the Coast and Digital Gaming segment, expense in support of the 2021 launch of the mobile version of Magic: The Gathering Arena and Dungeons & Dragons: Dark Alliance, with no comparable releases in 2022.
Amortization of Intangible Assets
Amortization of intangible assets decreased to $83.0 million, or 1.7% of net revenues, in 2023 compared to $105.3 million, or 1.8% of net revenues, in 2022 and $116.8 million, or 1.8% of net revenues in 2021. The decrease in 2023 reflects the discontinuation of amortization expense associated with intangible assets included with the sale of the eOne Film and TV business to Lionsgate, lower expense due to the impairment of the Company's definite-lived intangible asset, eOne Trademark during the second quarter of 2023, lower expense due to the partial impairment of the Company's definite-lived Power Rangers intangible assets during the fourth quarter of 2022, as well as lower expense due to certain classic gaming properties becoming fully amortized during the first quarter of 2023. These decreases were partially offset by additional expense associated with assets acquired through the D&D Beyond Acquisition during the second quarter of 2022.
The decrease in 2022 was the result of the discontinuation of amortization related to the eOne Music intangible assets following the sale of eOne Music during 2021. This decline was partially offset by additional expense associated with assets acquired through the D&D Beyond acquisition during 2022.
Impairment of Goodwill
In 2023, Impairment of goodwill of $1,191.2 million, or 23.8% of net revenues represents non-cash impairment charges of $960.0 million associated with the Company's Family Brands reporting unit recorded during the fourth quarter of 2023, reflecting a reduced long-term forecast due to lower profitability of PJ MASKS, and a change in outlook for the Company's owned and operated production efforts that shifted the Entertainment strategy to an asset lite and partner led model. In addition, $231.2 million of goodwill impairment charges recorded during the second quarter of 2023, related to the goodwill impairment of the Company's Film & TV reporting unit, due to the expected economic impact of industry factors. These charges were recorded within the Entertainment segment. See note 6 to the consolidated financial statements, included in Part II, Item 8. Financial Statements, of this Form 10-K for additional information on impairment of goodwill.
Loss on Disposal of Business
In 2023, the Loss on disposal of business of $539.0 million, or 10.8% of net revenues represents non-cash impairment charges and foreign currency translation losses reclassified from accumulated other comprehensive losses to current earnings, associated with the sale of the Company's non-core eOne Film and TV business within the Entertainment segment. In 2022, the loss on disposal of business of $22.1 million, or 0.4% of net revenues represents non-cash impairment charges associated with the exit of certain non-core businesses within the Entertainment segment. The Loss on disposal of business of $108.8 million, or 1.7% of net revenues, represents a non-cash impairment charge associated with the disposition of eOne Music during 2021. See note 3 to the consolidated financial statements, included in Part II, Item 8. Financial Statements, of this Form 10-K for additional information on the sale of the eOne Film and TV business.
In 2022, the Loss on disposal of business of $22.1 million, or 0.4% of net revenues represents non-cash impairment charges associated with the exit of certain non-core businesses within the Entertainment segment. The Loss on disposal of business of $108.8 million, or 1.7% of net revenues, represents a non-cash impairment charge associated with the disposition of eOne Music during 2021.
Selling, Distribution and Administration Expenses
Selling, distribution and administration expenses decreased to $1,480.4 million, or 29.6% of net revenues in 2023, from $1,666.1 million, or 28.4% of net revenues, in 2022. In 2021, Selling, distribution and administration expenses were $1,432.7 million, or 22.3% of net revenues in 2021. In 2023, the decline in Selling, distribution and administration expense was driven by lower compensation expense associated with workforce reductions, lower costs for professional services and lower freight and warehousing expenses as a result of lower shipments during 2023. Additionally, Selling, distribution and administration expense in 2023 included $116.0 million of intangible asset impairment charges as compared to $281.0 million of intangible asset impairment charges in 2022. 2023 intangible asset impairment charges consist of $65.0 million related to the Company's definite-lived intangible eOne Trademark and $51.0 million related to the Company's PJ MASKS intangible asset, charges of $69.5 million associated with the Company's Operational Excellence program consisting of $35.3 million of consultant and transformation office charges and $34.2 million of severance and other employee charges, as well as charges totaling $35.1 million incurred by the Company associated with the process to sell the eOne Film and TV business. In addition, higher marketing and sales costs, most notably within the Wizards of the Coast and Digital Gaming segment in support of digital gaming and location based entertainment initiatives.
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
NON-OPERATING EXPENSE (INCOME)
Interest Expense
Interest expense totaled $186.3 million in 2023 compared to $171.0 million in 2022 and $179.7 million in 2021. The increase in interest expense during 2023 primarily reflects higher interest rates in 2023 related to interest payments for the Company's variable-rate Five-Year term loan, which was retired late in the fourth quarter of 2023, using proceeds from the sale of the eOne Film and TV business. In addition, higher interest expense associated with borrowings from the Company's production financing credit facilities contributed to the increase. The Company's remaining senior revolving credit facility dedicated to production financing and all individual production loans were assumed by Lionsgate effective upon the closing of the sale of eOne Film and TV in the fourth quarter of 2023. The decrease in 2022 compared to 2021 primarily reflects long-term debt repayments made throughout 2021, primarily related to borrowings utilized for the eOne acquisition, partially offset by higher interest expense related to borrowings from the Company's production financing credit facilities. For more information on the Company's long-term debt and production financing facilities see notes 9 and 11 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K.
Interest Income
Interest income was $23.0 million in 2023 compared to $11.8 million in 2022 and $5.4 million in 2021. Higher interest income in 2023 primarily reflects higher average interest rates and higher interest income on income tax recoveries received in 2023 compared to 2022. Higher interest income in 2022 compared to 2021 is primarily the result of higher average interest rates in 2022 compared to 2021.

Other Expense (Income), Net
Other expense (income), net was $7.0 million, $(13.0) million and $7.1 million in 2023, 2022 and 2021, respectively. The following table outlines major contributors to other expense (income), net, expressed in millions of dollars.

	2023	2022	2021
Earnings from Discovery Family Channel	(10.9)	(8.1)	(20.8)
Discovery Family Channel impairment	1.3	—	74.1
Impairment of right-of-use asset	2.7	—	—
Foreign currency losses (gains)	13.3	(5.3)	(5.1)
Legal settlement	—	—	(26.7)
Discovery Family Channel option	—	—	(20.1)
Other	0.6	0.4	5.7
	$7.0	(13.0)	7.1
•Earnings from the Discovery joint venture are comprised of the Company’s share in the results of the Discovery Family Channel (the "Network").
•During 2023, the Company recorded an impairment loss of $1.3 million related to its investment in Discovery Family Channel due to lower expected future returns. During 2021, the Company recorded an impairment loss of $74.1 million related to its investment in Discovery Family Channel. The Network projected a significant decline in affiliate revenue in 2021, driven by changes in the cable distribution industry due to a decline in linear subscribers. There were no comparable losses during 2022.
•During 2023, the Company exited a lease agreement associated with the eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023, resulting in a $2.7 million impairment loss recorded on the right-of-use asset during the second quarter.
•Foreign currency losses (gains) losses reflect fluctuations of foreign currency translation across the Company's international markets against the U.S. dollar. During 2023, the Company incurred $3.9 million of expense associated with the remittance of cash from Argentina to the U.S. The Central Bank of Argentina maintains currency controls that limit access to U.S. dollars in Argentina. The execution of certain trades, known as Blue Chip Swap transactions, which effectively result in a parallel U.S. dollar exchange rate, resulted in a $3.9 million loss during 2023.
•During the 2021, the Company realized a gain of $26.7 million from a legal settlement related to a historical eOne dispute.
•In relation to the Discovery joint venture, Hasbro and Discovery have a put/call option on the share of the Discovery Family Channel. The option’s fair value is periodically re-measured and in 2021, as a result of the Discovery Family Channel impairment, the adjustment of the option's fair value resulted in a $20.1 million gain. There were no material fair value changes to the put/call option in 2023 or 2022.
INCOME TAXES
Income tax benefit totaled 12.9% of pre-tax loss in 2023 compared with income tax expense on pre-tax earnings of 22.4% in 2022 and 25.2% in 2021. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Fiscal year 2023 includes discrete items related to (i) impairment of goodwill in our Family Brands business segment of $960.0 million with no tax benefit and (ii) impairment of goodwill in the Film and TV reporting unit of $231.2 million with no tax benefit. Exclusive of the goodwill impairments, the Company recorded a net discrete tax benefit of $278.7 million. This benefit is primarily related to two items. First, the Company recognized tax benefits of $124.0 million associated with the impairment of trade names in our Film and TV reporting unit, as well as loss on assets held for sale. Second, during 2023, the Company concluded its discussions with the tax authorities in Switzerland as to the application of the grandfathering rules related to 2020 Swiss Tax Reform. This resulted in the recording of a deferred tax asset of $135.6 million related to tax intangibles that will be amortized over time and result in a future cash tax benefit. This treatment applies starting in 2021.

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
Subsequent to the United States passing the Tax Cuts and Jobs Act ("the Tax Act"), the Company has greater flexibility to manage cash globally. The Company intends to repatriate the accumulated foreign earnings as needed from time to time. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. As of 2023, we have recorded $3.2 million of foreign withholding and U.S. state income tax liability. The Company will continue to record additional tax effects, if any, in the period that the on-going distribution analysis is completed and is able to make reasonable estimates.
Tax laws are regularly being re-examined and evaluated globally. Recently, the Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). Certain aspects of Pillar 2 are effective January 1, 2024, and other aspects are effective January 1, 2025. Many non-US tax jurisdictions have either (i) enacted legislation to adopt certain components of Pillar 2 beginning in 2024 (including the European Union Member States) with delayed adoption of other components; or (ii) announced their plans to enact legislation in future years. We continue to evaluate the impacts of enacted and pending legislation related to Pillar 2 in our non-US tax jurisdictions.
NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires a buyer in a supplier finance program to disclose qualitative and quantitative information about the program including the program’s nature, activity during the period, changes from period to period and potential magnitude. ASU 2022-04 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. A rollforward of obligations during the annual period, including the amount of obligations confirmed and obligations subsequently paid, is effective for annual periods beginning after December 15, 2023 with early adoption permitted. This ASU should be applied retrospectively to each period in which a balance sheet is presented. We adopted provisions of this ASU in 2023, with the exception of the amendment on rollforward information, which will be adopted for annual periods beginning after December 15, 2023. Adoption of the new standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. We are assessing the impact of this ASU and upon adoption expect that any impact would be limited to additional segment expense disclosures in the footnotes to our Consolidated Financial Statements. We expect to adopt the standard beginning with our 2024 Form 10-K.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements in Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new rules are effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of this ASU on our consolidated financial statements.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. In 2023, the Company primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, commercial paper, and when needed, used borrowings under its available lines of credit. In addition, the Company’s Entertainment operating segment used production financing to fund certain of its television and film productions which are typically arranged on an individual production basis by using either the Company's senior revolving film and television production credit facility or through special purpose production subsidiaries. The senior revolving credit facility dedicated to production financing and individual production loans were assumed by Lionsgate effective upon the closing of the sale of eOne Film and TV in the fourth quarter of 2023. For more information on the Company's production financing facilities, see notes 3, 9 and 11 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K.
During 2024, the Company expects to continue to fund its working capital needs primarily through available cash, cash flows from operations and, if needed, by issuing commercial paper or borrowing under its revolving credit agreement. The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit, are adequate to meet its working capital needs for 2024, including the repayment of the current portion of long-term debt of $500.0 million, as shown on the Consolidated Balance Sheets which represents the Company's 3% fixed-rate notes due in November 2024. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
As of December 31, 2023, the Company’s cash and cash equivalents totaled $545.4 million. Prior to 2017, deferred income taxes had not been provided on the majority of undistributed earnings of international subsidiaries as such earnings were indefinitely reinvested by the Company. Accordingly, such international cash balances were not available to fund cash requirements in the United States unless the Company was to change its reinvestment policy. The Company has maintained sufficient sources of cash in the United States to fund cash requirements without the need to repatriate any funds. The Tax Act provided significant changes to the U.S. tax system including the elimination of the ability to defer U.S. income tax on unrepatriated earnings by imposing a one-time mandatory deemed repatriation tax on undistributed foreign earnings. As of December 31, 2023, the Company had a total liability of $103.3 million related to this tax, $45.9 million is reflected in current liabilities and represents the Company's 2024 payment while the remaining long-term payable related to the Tax Act of $57.4 million, which represents the Company's final interest free installment due in 2025, is presented within Other liabilities, non-current on the Consolidated Balance Sheets included in Part II, Item 8. Financial Statements, of this Form 10-K. As a result of the Tax Act and associated repatriation tax payments, earnings in foreign jurisdictions are made available with greater investment flexibility. The majority of the Company’s cash and cash equivalents held outside of the United States as of December 31, 2023 are denominated in the U.S. dollar.

The table below outlines key financial information pertaining to our Consolidated Balance Sheets including the year-over-year changes, expressed in millions of dollars.

	2023	%	2022	%	2021
Cash and cash equivalents, net of short-term borrowings (including restricted cash of $0.6, $14.5 and $35.8)	$545.4	6%	$513.1	-50%	$1,019.2
Accounts receivable, net	1,029.3	-9%	1,132.4	-25%	1,500.4
Inventories	332.0	-51%	676.8	23%	552.1
Prepaid expenses and other current assets	416.9	-38%	676.8	3%	656.4
Other assets	862.0	-46%	1,589.3	23%	1,297.0
Accounts payable and accrued liabilities	1,556.4	-20%	1,934.1	-14%	2,255.0
Other liabilities	431.7	-19%	533.1	-21%	670.7
Accounts receivable, net decreased 9% in 2023 compared to 2022. The decrease in accounts receivable reflects the removal of receivable balances included as part of the sale of the eOne Film and TV business during the fourth quarter of 2023, combined with lower revenues during 2023 compared to 2022. Days sales outstanding increased from 61 days at December 25, 2022 to 73 days at December 31, 2023, reflecting lower revenues and mix of sales during 2023. Accounts receivable, net decreased 25% in 2022 compared to 2021. The decrease in accounts receivable during 2022 was driven by lower sales and improved collections across the majority of the Company's markets during 2022. Days sales outstanding decreased from 68 days at December 26, 2021 to 61 days at December 25, 2022, primarily due to the improved collections described above.
Inventories decreased 51% in 2023 compared to 2022, reflecting enterprise-wide efforts to reduce retail inventory levels while improving the quality of inventory on hand. Inventory management efforts included inventory scrap and obsolescence write-downs for excess or obsolete inventory, most notably in the U.S. and Europe and within the Consumer Products and Wizards of the Coast tabletop gaming businesses, in addition to increases to inventory obsolescence reserves, as the Company looks toward 2024. Inventories increased 23% in 2022 compared to 2021, primarily reflecting accelerated inventory purchases attributable to the Company's Consumer Products and Wizards of the Coast businesses, to mitigate the impact of certain global supply chain challenges. However, as global supply chain constraints began to subside in 2022, the Company experienced lower than anticipated Consumer Products sales, resulting in higher inventory levels.
Prepaid expenses and other current assets decreased 38% in 2023 compared to 2022, driven primarily by lower accrued income balances and lower accrued tax credits for film and television production costs attributable to the eOne Film and TV business, sold during the fourth quarter of 2023. These decreases were partially offset by higher accrued royalty and licensing balances and higher prepaid income tax balances reflecting the reclassification of the Company's 2023 transition tax liability installment payment due in April 2024, which is increasing to $45.9 million, from $34.4 million paid in 2023. In 2022, prepaid expenses and other current assets increased 3% driven by higher accrued royalty and licensing balances, primarily attributable to the Company's Entertainment business as well as the reclassification of certain accrued income balances from long-term to current. These increases were partially offset by lower prepaid royalty balances in relation to the Company’s MARVEL, POWER RANGERS and DISNEY PRINCESS royalty agreements, the disposal of certain Entertainment assets in relation to the exit of certain non-core businesses within the Entertainment segment and from lower prepaid income tax balances during 2022.
Other assets decreased 46% in 2023 compared to 2022. The decrease primarily reflects the removal of long-term asset balances as a result of the sale of the eOne Film and TV business including balances for investments in film and television productions, non-current receivables and acquired intangible assets. Lower acquired intangible asset balances also reflects impairment write-downs of the definite-lived intangible eOne Trademark and the definite-lived PJ MASKS intangible asset. In addition, lower balances for the Company's investment in Discovery Family Channel, due to distributions received, contributed to the decrease in other assets during 2023. These decreases were partially offset by higher deferred tax balances as a result of a certain tax basis increase. Other assets increased 23% in 2022 compared to 2021. The increase was primarily driven by higher deferred tax balances, higher investments in film and television productions and higher non-current receivable balances within the Entertainment segment. These increases were partially offset by a lower balance for the Company's investment in Discovery Family Channel, due to distributions received during 2022.
Accounts payable and accrued liabilities decreased 20% in 2023 compared to 2022. The decrease was driven by lower accounts payable and accrued liability balances attributable to the eOne Film and TV business sold during the fourth quarter of 2023, including accrued participations, accrued expenses in relation to investments in film and television content and productions, and certain accounts payable balances that were included with the sale. In addition, the decrease to Accounts payable and accrued liabilities was driven by lower accounts payable balances associated with the Company's global cost savings initiatives and the timing of payments. These decreases were partially offset by higher accrued royalty balances associated with the Company's digital gaming business, higher accrued income tax balances and higher incentive bonus accrual balances. Accounts payable and accrued liabilities decreased 14% in 2022 compared to 2021. The drivers of the decrease include lower accounts payable balances associated with the Company's global cost savings initiatives and the timing of payments in 2022, lower incentive bonus accruals, lower accrued royalty balances as a result of partner brand product sales declines, lower accrued freight balances due to improving supply chain conditions within certain markets, as well as the disposal of certain Entertainment liabilities in relation to the exit of non-core businesses within the Entertainment segment. These decreases were partially offset by higher severance accrual balances related to certain cost savings initiatives mentioned above.
Other liabilities decreased 19% in 2023 compared to 2022 reflecting lower lease liability balances and lower long-term deferred income tax balances associated with the eOne Film and TV business sold during the fourth quarter of 2023. In addition, the decrease in Other liabilities was driven by a lower transition tax liability balance reflecting the reclassification of the 2023 installment payment due April 2024, and lower long-term deferred tax balances reflecting the amortization of deferred tax liabilities attributable to legacy Hasbro businesses. These decreases were partially offset by a higher long-term lease liability balance attributable to a lease entered during the first nine months of 2023 in support of the Wizards of the Coast and Digital Gaming segment. Other liabilities decreased 21% in 2022 compared to 2021. The decrease was driven by a lower transition tax liability balance reflecting the reclassification of the 2022 installment payment due April 2023, lower long-term lease liability balances, lower deferred tax balances reflecting the amortization of certain deferred tax liabilities and the impact of foreign exchange revaluation, primarily related to the British Pound. These decreases were partially offset by an increase to the liability for uncertain tax positions, primarily related to the capitalization of research and experimentation expenditures.
Cash Flow
The following table summarizes the changes in the consolidated statement of cash flows included in Part II, Item 8. Financial Statements, of this Form 10-K, expressed in millions of dollars, for each of the years ended December 31, 2023, December 25, 2022 and December 26, 2021.

	2023	2022	2021
Net cash provided by (used in):
Operating Activities	$725.6	$372.9	$817.9
Investing Activities	117.6	(313.0)	242.0
Financing Activities	(818.1)	(553.3)	(1,459.8)
In 2023, 2022 and 2021, Hasbro generated $725.6 million, $372.9 million and $817.9 million of cash from its operating activities, respectively. Operating cash flows in 2023, 2022 and 2021 included $408.0 million, $767.7 million and $697.3 million, respectively, of cash used for television program and film production. The increase in net cash provided by operating activities during 2023 after adjusting for non-cash items, was attributable to lower working capital requirements, most notably, lower investments in entertainment content and production during 2023. The decrease in net cash provided by operating activities during 2022 reflected higher working capital requirements, including cash utilized for accounts payable and higher spend for television program and film production.
Net cash flows provided by investing activities was $117.6 million in 2023 compared to net cash flows utilized for investing activities of $313.0 million in 2022 and net cash flows provided by investing activities of $242.0 million in 2021. Investing activities in 2023 primarily reflect net proceeds of $329.6 million from the sale of the eOne Film and TV Business. Investing activities in 2022 reflect a cash payment of $146.3 million related to the D&D Beyond Acquisition during the second quarter of 2022. Investing activities in 2021 include net proceeds of $378.5 million, from the sale of eOne Music. The net proceeds received from the sale of the eOne Film & TV Business in 2023 were used to retire the Company's remaining floating rate long-term debt as a continuation of the Company's deleveraging plan and for other general corporate purposes. The D&D Beyond Acquisition during 2022 was funded with cash on hand. The net proceeds received from the sale of eOne Music during 2021 were used for long-term debt repayments and for general corporate purposes. Additions to property, plant and equipment were $209.3 million, $174.2 million and $132.7 million in 2023, 2022 and 2021, respectively. Of these additions, 23% in 2023, 44% in 2022 and 52% in 2021 were for purchases of tools, dies and molds related to the Company’s products.

During the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, the depreciation of plant and equipment was $127.7 million, $127.3 million and $163.3 million, respectively. Fluctuations in depreciation of plant and equipment correlate with the percentage of additions to property, plant and equipment relating to tools, dies and molds which have shorter useful lives and accelerated depreciation.
Net cash utilized by financing activities was $818.1 million, $553.3 million, and $1,459.8 million in 2023, 2022 and 2021, respectively.
Net cash utilized for financing activities in 2023 included payments totaling $310.0 million to retire the remaining principal balance of the Company's Five-Year Tranche loan described below, consisting of $60.0 million of quarterly principal amortization payments during the first three months of 2023 and a $250.0 million payment for the remaining principal balance, following the completion of the sale of the eOne Film and TV Business during the fourth quarter of 2023. In addition, cash utilized for financing activities included drawdowns of $118.1 million and repayments of $206.7 million related to production financing loans.
Net cash utilized for financing activities in 2022 included payments totaling $87.5 million toward the Five-Year Tranche loan consisting of a $50.0 million principal and quarterly principal amortization payments of $37.5 million. In addition, cash utilized for financing activities included as drawdowns of $258.6 million and repayments of $231.5 million related to production financing loans and cash payments of $125.0 million to repurchases the Company's Common Stock.
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
Dividends paid were $388.0 million in 2023, $385.3 million in 2022 and $374.5 million in 2021 reflecting the Company's quarterly dividend rate increase from $0.68 per share in 2021, to $0.70 per share in 2022 and 2023. Net (repayments) proceeds of short-term borrowings were $(41.6) million, $141.7 million and $(5.6) million in 2023, 2022 and 2021, respectively. The Company generated cash from employee stock option transactions $74.2 million, and $30.6 million in 2022 and 2021, respectively. There were no employee stock options transactions in 2023. The Company paid withholding taxes related to share-based compensation of $16.8 million, $24.0 million and $13.7 million in 2023, 2022 and 2021, respectively.
Sources and Uses of Cash
The Company commits to inventory production, advertising and marketing expenditures in support of its consumer products business, prior to the peak fourth quarter retail selling season. Accounts receivable typically increase during the third and fourth quarters as customers increase their purchases to meet expected consumer demand in the holiday selling season. Due to the concentrated timeframe of this selling period, payments for these accounts receivable are generally not due until the fourth quarter or early in the first quarter of the subsequent year. This timing difference between expenditures and cash collections on accounts receivable sometimes makes it necessary for the Company to borrow amounts during the latter part of the year. In the Company's entertainment business, cash expenditures for productions are often made well in advance of sale and delivery of the content produced whereas trading card and digital gaming revenues have shorter collection periods, but product development expense often occurs years prior to release and revenue generation. During 2023, 2022 and 2021 the Company primarily used cash from operations and, to a lesser extent, borrowings under its commercial paper program in addition to borrowings under its available lines of credit, to fund its working capital.
The Company has an agreement with a group of banks which provides for a commercial paper program (the "Program"). Under the Program, at the request of the Company and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company, of unsecured commercial paper notes. The Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and are issued at a discount to par, or alternatively, sold at par and bear varying interest rates based on a fixed or floating rate basis. The interest rates vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. During the second quarter and third quarter of 2023, the Company issued and repaid intra-quarter commercial paper notes under the Program, to meet certain of its short-term liquidity needs. As of December 31, 2023, the Company had no outstanding borrowings related to the Program.
During September 2023, the Company entered into a third amended and restated revolving credit agreement with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer and lender and certain other financial institutions, as lenders thereto (the "Amended Revolving Credit Agreement"), which provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion, effective as of September 5, 2023. The Amended Revolving Credit Agreement also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Amended Revolving Credit Agreement extends through September 5, 2028. The Company was in compliance with all covenants as of December 31, 2023. The Company had no borrowings outstanding under its committed revolving credit facility as of December 31, 2023. However, letters of credit outstanding under this facility as of December 31, 2023 were approximately $4.0 million. Amounts available and unused under the committed line, at December 31, 2023 were approximately $1.2 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $9.3 million was utilized in the form of letters of credit, at December 31, 2023.
During November 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities (collectively, the "Notes") consisting of the following tranches: $300 million of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%; $500 million of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%; $675 million of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55%; and $900 million of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. The Company intends to refinance all or a portion of its 2024 Notes during the fourth quarter of 2024. The terms of the Notes are described in note 11 to the consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K.
The Company has principal amounts of long-term debt at December 31, 2023 of $3.5 billion due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $500.0 million is current at December 31, 2023 of which represents the Company's 3% fixed-rate notes due November 2024. See note 11 and note 20 to the Company’s consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K for additional information on long-term debt and long-term debt interest repayment, respectively.
The Company also has various third-party, inventory and tooling purchase commitments related primarily to the Company's Consumer Products segment which may total approximately $157.3 million in 2024. These payments exclude inventory and tooling purchase liabilities included in Accounts payable or Accrued liabilities on the Consolidated Balance Sheets as of December 31, 2023.
The Company has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice.
The amount of obligations confirmed under the program that remain unpaid by the Company were $43.3 million, and $76.1 million as of December 31, 2023 and December 25, 2022, respectively. These obligations are presented within Accounts payable in our condensed Consolidated Balance Sheets. The activity related to this programs is reflected within the operating activities section of the Condensed Consolidated Statements of Cash Flows.
Share Repurchases and Dividends
The Company has a long history of returning cash to its shareholders through quarterly dividends and share repurchases. During 2023 Hasbro maintained its quarterly dividend rate of $0.70 per share for dividends paid in

February, May, August and November. In addition to the dividend, the Company periodically returns cash to shareholders through its share repurchase program. As part of this initiative, since 2005 the Company’s Board of Directors adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization was approved in May 2018 for $500 million. At December 31, 2023, $241.6 million remained available under these share repurchase authorizations. There were no share repurchases made during 2023. The Company has no obligation to repurchase shares under the authorization and the timing, actual number, and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.
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
If it is more likely than not the carrying value exceeds its fair value, a quantitative goodwill impairment test is performed. When performing a quantitative impairment test, goodwill is tested for impairment by comparing the carrying value to the estimated fair value of the reporting unit which is calculated using an income approach and market approach. Other intangible assets with indefinite lives are tested for impairment by comparing their carrying value to their estimated fair value.
During the second quarter of 2023, the Company performed a quantitative goodwill impairment test of its Film and TV reporting unit due to triggering events that included the impact of the several months long strikes during 2023 by the Writers Guild of America and the American actors' union, SAG-AFTRA, which resulted in delayed production schedules, additional cost burdens and delayed content deliveries. These factors led to revised profitability and lower cash flow forecasts for the Film and TV reporting unit and as a result, we determined that the Film and TV reporting unit was impaired as the carrying value of the Film and TV reporting unit exceeded its fair value, and as such, we recorded a non-cash goodwill impairment charge of $231.2 million in Impairment of goodwill within the Entertainment segment, during the second quarter of 2023.
During the fourth quarter of 2023, the Company determined that a triggering event occurred following declines in the Company's financial forecast for the Family Brands reporting unit. The downward forecast revision reflects a lower profitability forecasts for the PJ MASKS franchise as described below, as well as Family Brand’s strategic shift to a support model for existing Hasbro-branded IP, rather than a brand innovator. As a result of these indicators the Company performed a quantitative goodwill impairment test of the Family Brands reporting unit and determined it was impaired as its carrying value exceeded its fair value, and as such, the Company recorded a non-cash goodwill impairment charge of $960.0 million in Impairment of goodwill within the Entertainment segment.
During the fourth quarter of 2023, the Company performed a qualitative goodwill assessment with respect to each of its reporting units. Based on its qualitative assessments, the Company determined, it is not more likely than not that the carrying values exceed the fair values of its reporting units other than the goodwill impairments of the Film and TV and Family Brands reporting units described above. As a result, during 2023 the Company concluded it was not necessary to perform a quantitative test for impairment of goodwill for any reporting unit, other than Film and TV and Family Brands.
On May 19, 2022, the Company completed its acquisition of D&D Beyond for $146.3 million, which was funded with cash on hand. Based on the valuation of these assets, $64.7 million was allocated to goodwill within the Wizards of the Coast and Digital Gaming segment during the second quarter of 2022.
During the third quarter of 2022, the Company determined to exit certain non-core businesses within the Entertainment segment. A revaluation of the effected businesses resulted in a pre-tax non-cash goodwill impairment charge of $11.8 million, recorded within Loss on Assets held for sale, within the Entertainment segment for the quarter ended September 25, 2022.
The estimation of future cash flows utilized in the evaluation of the Company’s goodwill requires significant judgments and estimates with respect to future revenues related to the respective asset and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in a change in this assessment and result in an impairment charge. The estimation of discounted cash flows also requires the selection of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted cash flows and could increase or decrease the related impairment charge. See note 6 to the Company's consolidated financial statements in Part II, Item 8. Financial Statements, of this Form 10-K for more information on the Company's goodwill.
Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.
During the second quarter of 2023, in connection with the Company's quantitative goodwill impairment test of its Film and TV reporting unit described above, it was determined that there was an impairment of the Company's definite-lived intangible eOne Trademark, as the Film and TV reporting unit produces content under, and is synonymous with, the eOne name. As a result, the Company recorded a $65.0 million intangible asset impairment charge during the second quarter of 2023, in Selling, distribution and administration costs, within the Entertainment segment.
During the fourth quarter of 2023, due to challenging retail conditions and competitive market conditions leading to a reduction in brand profitability, the Company lowered its future revenue and costs estimates associated with its PJ MASKS brand as determined using a discounted cash flow model. As a result, the Company performed a quantitative goodwill impairment test of the PJ MASKS definite-lived intangible asset and determined it was impaired as its carrying value exceeded its fair value. As a result, the Company recorded a $51.0 million impairment charge, recorded in Selling, distribution and administration within the Entertainment segment.

During the fourth quarter of 2022, following the decision to cancel certain projects in conjunction with the Company's strategic shift, it was determined that there was a partial impairment of the Company's definite-lived Power Rangers intangible asset. As a result of these cancelled projects, changes to anticipated revenues and related cash flows led to the determination that carrying values of these intangible assets exceeded their related estimated future cash flows, thus indicating impairment. As a result, charges of $281.0 million were recorded in the fourth quarter of 2022 within Selling, Distribution and Administration within the Corporate and Other segment.
There were no other triggering events in 2023, 2022 or 2021 which would indicate the Company's intangible assets were impaired.
Income Taxes
The Company’s annual income tax rate is based on its income, statutory tax rates, changes in prior tax positions and tax planning opportunities available in the various jurisdictions in which it operates. Significant judgment and estimates are required to determine the Company’s annual tax rate and evaluate its tax positions. Despite the Company’s belief that its tax return positions are fully supportable, these positions are subject to challenge and estimated liabilities are established to account for events in which these positions are challenged, and the Company is not successful in defending those challenges. These estimated liabilities, as well as the related interest, are adjusted in light of changing facts and circumstances such as the progress of a tax audit.
In May 2019, a public referendum held in Switzerland approved the Swiss Federal Act on Tax Reform and AHV Financing ("TRAF") proposals previously approved by the Swiss Parliament. The Swiss tax reform measures were effective on January 1, 2020. During 2023, the Company concluded its discussions with the tax authorities in Switzerland as to the application of the grandfathering rules related to 2020 Swiss Tax Reform. This has resulted in the recording of a deferred tax asset of $135.6 million related to tax intangibles that will be amortized over time and result in a future cash tax benefit. This treatment applies starting in 2021.
In certain cases, tax law requires items to be included in the Company’s income tax returns at a different time than when these items are recognized in the consolidated financial statements or at a different amount than that which is recognized in the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, while other differences are temporary and will reverse over time, such as depreciation expense. The differences that will reverse over time are recorded as deferred tax assets and liabilities on the consolidated balance sheets. Deferred tax assets represent deductions that have been reflected in the consolidated financial statements but have not yet been reflected in the Company’s income tax returns. Valuation allowances are established against deferred tax assets to the extent that it is determined that the Company will have insufficient future taxable income, including capital gains, to fully realize the future deductions or capital losses. Deferred tax liabilities represent expenses recognized on the Company’s income tax return that have not yet been recognized in the Company’s consolidated financial statements or income recognized in the consolidated financial statements that has not yet been recognized in the Company’s income tax return.
Contractual Obligations and Commercial Commitments
In the normal course of its business, the Company enters into contracts related to obtaining rights to produce products under license, which may require the payment of minimum guarantees. In addition, the Company enters into contractual commitments to obtain film and television content distribution rights and minimum guarantee commitments related to the purchase of film and television rights for content to be delivered in the future. The Company has also entered into operating leases for certain facilities and equipment. In addition, the Company has $3,484.9 million in principal amount of total debt outstanding at December 31, 2023. See note 20 to the consolidated financial statements included in Part II, Item 8. Financial Statements, of this Form 10-K for further information on the Company's contractual obligations and commercial commitments.
Other Expected Future Payments
From time to time, the Company may be party to arrangements, contractual or otherwise, whereby the Company may not be able to estimate the ultimate timing or amount of the related payments. These amounts are described below:
•Included in other liabilities in the Consolidated Balance Sheets at December 31, 2023, the Company has a liability of $47.4 million of potential tax, interest and penalties for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate amount or timing of payments related to this liability.

•At December 31, 2023, the Company had letters of credit and related instruments of approximately $13.3 million.
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
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts and foreign exchange option contracts. At December 31, 2023, the Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $16.6 million decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be offset by increases in the value of the forecasted foreign currency transactions.
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
The Company reflects all derivatives at their fair value as an asset or liability on the Consolidated Balance Sheets. The Company does not speculate in foreign currency exchange contracts. At December 31, 2023, these contracts had net unrealized losses of $3.2 million, of which $0.7 million are recorded in Prepaid expenses and other current assets, $3.9 million are recorded in Accrued liabilities. Included in Accumulated other comprehensive loss at December 31, 2023 are deferred losses of $2.5 million, net of tax, related to these derivatives.
At December 31, 2023, the Company had fixed rate long-term debt of $3,484.9 million. In May 2014, the Company issued an aggregate $600.0 million of long-term debt which consisted of $300.0 million of 3.15% Notes, subsequently repaid in 2021, and $300.0 million of 5.10% Notes due 2044. Prior to the May 2014 debt issuance, the Company entered into forward-starting interest rate swap agreements with a total notional value of $500.0 million to hedge the anticipated underlying U.S. Treasury interest rate. These interest rate swaps were matched with this debt issuance and were designated and effective as hedges of the change in future interest payments. At the date of issuance, the Company terminated these swap agreements and their fair value at the date of issuance was recorded in Accumulated other comprehensive loss and is being amortized through the Consolidated Statements of Operations using an effective interest rate method over the life of the related debt. Included in Accumulated other comprehensive loss at December 31, 2023 are deferred losses, net of tax, of $14.2 million related to these derivatives.
Industry Trends, the Economy and Inflation
The principal market for the Company’s toys and games and licensed consumer products, is the retail sector. Revenues from the Company’s top five retail customers, accounted for approximately 34% of its consolidated net revenues in 2023, 35% in 2022 and 36% of its consolidated net revenues in 2021. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.
The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2023, approximately 56% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas.
Quick response inventory management practices being used by retailers as well as growth in ecommerce result in orders increasingly placed for immediate delivery and fewer orders placed well in advance of shipment. Retailers are timing their orders so that they are filled by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s future revenues. In 2023, the Company's inventory levels decreased 51% compared to 2022. This decrease reflects company-wide efforts to reduce retail inventory levels, while improving the quality of inventory on hand. Inventory management efforts included inventory scrap and obsolescence write-downs for excess or obsolete inventory as the Company looks toward 2024. Inventories increased 23% in 2022 compared to 2021, primarily reflecting accelerated inventory purchases attributable to the Company's Consumer Products and Wizards of the Coast businesses, to mitigate the impact of certain global supply chain challenges experienced in 2021. However, as global supply chain constraints began to subside later in 2022, the Company experienced lower than anticipated Consumer Products sales, resulting in higher inventory levels. The Company is continuing to manage inventory levels through closeout sales where needed and by monitoring consumer purchase patterns to ensure adequate supply of new product while clearing excess supply to mitigate the risk of inventory obsolescence.
In addition to these inventory management challenges, the bankruptcy or other lack of success of one of the Company’s significant retailers could negatively impact the Company’s future revenues.
Unlike the Company's retail sales patterns, revenue patterns from the Company's entertainment businesses fluctuate based on the timing and popularity of content releases. Release dates are determined by factors including the timing of holiday periods, geographical release dates and competition in the market. In addition, entertainment business operating results fluctuate due to expenses recorded in relation to productions and content such as program amortization costs and advertising expenses, which are incurred and recognized, beginning prior to initial releases and then continue throughout the related distribution windows.
Inflation
The impact of inflation on the Company's business operations was significant during 2022 and 2023. The Company monitors the impact of inflation to its business operations on an ongoing basis and may need to implement actions such as price adjustments to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation could affect consumer purchases of our products and spending on entertainment. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company's financial results.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries (the Company) as of December 31, 2023 and December 25, 2022, the related consolidated statements of operations, comprehensive earnings, shareholders’ equity and redeemable noncontrolling interests, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of the Family Brands reporting unit
As discussed in Note 6 to the consolidated financial statements, the goodwill balance at December 31, 2023 was $2,279.2 million, a portion of which related to the Family Brands reporting unit. The Company performs an annual goodwill impairment assessment and, if an event occurs or circumstances change that indicate that the carrying value of a reporting unit may not be recoverable, the Company will perform an interim impairment test. During the fourth quarter of 2023, the Company determined that a triggering event occurred following declines in the Company's financial forecast for the Family Brands reporting unit. As such, the Company recognized an impairment charge of $960.0 million for the Family Brands reporting unit.
We identified the evaluation of the fair value of the Family Brands reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the forecasted revenue, including the terminal growth rate, and the discount rate used in the income approach, and the EBITDA market multiple assumption used in the market approach used to estimate fair value for the reporting unit. The assessment of the forecasted revenue assumption was subjective as it is based largely on the outcome of uncertain future events. Additionally, the estimate of fair value was sensitive to changes in the discount rate and EBITDA market multiple assumptions. In addition, specialized skills and knowledge were required to assess the terminal growth rate, discount rate, and EBITDA market multiple assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process. This included controls related to the development of the forecasted revenue, discount rate, and EBITDA market multiple assumptions used to estimate fair value for the Family Brands reporting unit. We evaluated the reasonableness of forecasted revenue for the reporting unit by comparing it to available external industry data and other internal information. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the terminal growth rate by comparing it to publicly available market data
•evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data
•evaluating the appropriateness of the selected guideline public companies by researching the selected guideline public companies and reviewing the business description
•evaluating the EBITDA market multiple assumption by comparing to EBITDA market multiple ranges developed using publicly available market data for the selected guideline public companies
•developing an independent estimate of the fair value of the reporting unit using the income and market approaches, which was then compared to the Company’s fair value estimate.
/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor, however, we are aware that we have served as the Company’s auditor since at least 1968.
Providence, Rhode Island
February 28, 2024

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2023 and December 25, 2022
(Millions of Dollars Except Share Data)

	2023	2022
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $0.6 in 2023 and $14.5 in 2022	$545.4	513.1
Accounts receivable, less allowance for credit losses of $12.7 in 2023 and $20.0 in 2022	1,029.3	1,132.4
Inventories	332.0	676.8
Prepaid expenses and other current assets	416.9	676.8
Total current assets	2,323.6	2,999.1
Property, plant and equipment, net	488.6	422.8
Other assets
Goodwill	2,279.2	3,470.1
Other intangibles, net	587.5	814.6
Other	862.0	1,589.3
Total other assets	3,728.7	5,874.0
Total assets	$6,540.9	9,295.9
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	142.4
Current portion of long-term debt	500.0	113.2
Accounts payable	340.6	427.3
Accrued liabilities	1,215.8	1,506.8
Total current liabilities	2,056.4	2,189.7
Long-term debt	2,965.8	3,711.2
Other liabilities	431.7	533.1
Total liabilities	5,453.9	6,434.0
Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares as of 2023 and 2022	110.1	110.1
Additional paid-in capital	2,590.6	2,540.6
Retained earnings	2,188.4	4,071.4
Accumulated other comprehensive loss	(201.5)	(254.9)
Treasury stock, at cost, 81,498,181 shares in 2023 and 82,106,383 shares in 2022	(3,625.7)	(3,634.4)
Noncontrolling interests	25.1	29.1
Total shareholders’ equity	1,087.0	2,861.9
Total liabilities, noncontrolling interests and shareholders’ equity	$6,540.9	9,295.9
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended in December
(Millions of Dollars Except Per Share Data)

	2023	2022	2021
Net revenues	$5,003.3	5,856.7	6,420.4
Costs and expenses:
Cost of sales	1,706.0	1,911.8	1,927.5
Program cost amortization	448.9	555.5	628.6
Royalties	428.3	493.0	620.4
Product development	306.9	307.9	315.7
Advertising	358.4	387.3	506.6
Amortization of intangible assets	83.0	105.3	116.8
Selling, distribution and administration	1,480.4	1,666.1	1,432.7
Impairment of goodwill	1,191.2	—	—
Loss on disposal of business	539.0	22.1	108.8
Total costs and expenses	6,542.1	5,449.0	5,657.1
Operating profit (loss)	(1,538.8)	407.7	763.3
Non-operating expense (income):
Interest expense	186.3	171.0	179.7
Interest income	(23.0)	(11.8)	(5.4)
Other expense (income), net	7.0	(13.0)	7.1
Total non-operating expense, net	170.3	146.2	181.4
Earnings (loss) before income taxes	(1,709.1)	261.5	581.9
Income tax (benefit) expense	(221.3)	58.5	146.6
Net earnings (loss)	(1,487.8)	203.0	435.3
Net earnings (loss) attributable to noncontrolling interests	1.5	(0.5)	6.6
Net earnings (loss) attributable to Hasbro, Inc.	$(1,489.3)	203.5	428.7

Per common share
Net earnings (loss) attributable to Hasbro, Inc.
Basic	$(10.73)	1.47	3.11
Diluted	$(10.73)	1.46	3.10
Cash dividends declared	$2.80	2.80	2.72
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
Fiscal Years Ended in December
(Millions of Dollars)

	2023	2022	2021
Net earnings (loss)	$(1,487.8)	203.0	435.3
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	59.4	(45.4)	(61.9)
Unrealized holding losses on available-for-sale securities, net of tax	—	(0.3)	(0.1)
Net (losses) gains on cash flow hedging activities, net of tax	(8.6)	10.2	13.5
Changes in unrecognized pension amounts, net of tax	(0.9)	30.8	3.4
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	3.8	(16.2)	2.6
Amortization of unrecognized pension and postretirement amounts	(0.3)	1.3	2.2
Other comprehensive earnings (loss), net of tax	53.4	(19.6)	(40.3)
Total comprehensive earnings (loss), net of tax	(1,434.4)	183.4	395.0
Total comprehensive earnings (loss) attributable to noncontrolling interests	1.5	(0.5)	6.6
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$(1,435.9)	183.9	388.4
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Millions of Dollars)

	2023	2022	2021
Cash flows from operating activities
Net earnings (loss)	$(1,487.8)	203.0	435.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	127.7	127.3	163.3
Loss on disposal of business	539.0	22.1	108.8
Impairment of goodwill	1,191.2	—	—
Impairment of intangibles and production assets	116.0	281.0	—
Loss on Discovery investment	—	—	74.1
Fair value adjustment on Discovery Option	—	—	(20.1)
Inventory obsolescence	91.2	45.2	8.4
Amortization of intangible assets	83.0	105.3	116.8
Program cost amortization	448.9	555.5	628.6
Deferred income taxes	(243.5)	(130.1)	36.0
Stock-based compensation	72.4	83.4	97.8
Other non-cash items	(6.1)	3.2	(1.5)
Changes in operating assets and liabilities, net of acquired and disposed balances:
Decrease (increase) in accounts receivable	15.5	339.6	(159.5)
Decrease (increase) in inventories	257.1	(184.7)	(182.3)
Decrease (increase) in prepaid expenses and other current assets	34.7	17.0	(30.6)
Program spend, net	(408.0)	(767.7)	(697.3)
(Decrease) increase in accounts payable and accrued liabilities	(109.7)	(278.7)	313.2
Change in net deemed repatriation tax	(34.4)	(18.4)	(18.4)
Other	38.4	(30.1)	(54.7)
Net cash provided by operating activities	725.6	372.9	817.9
Cash flows from investing activities
Additions to property, plant and equipment	(209.3)	(174.2)	(132.7)
Investments and acquisitions, net of cash acquired	—	(146.3)	—
Proceeds from sale of business, net of cash transferred	329.6	—	378.5
Other	(2.7)	7.5	(3.8)
Net cash provided (utilized) by investing activities	117.6	(313.0)	242.0
Cash flows from financing activities
Proceeds from borrowings	2.6	3.8	144.0
Repayments of borrowings	(359.6)	(206.0)	(1,220.1)
Net (repayments) proceeds of other short-term borrowings	(41.6)	141.7	(5.6)
Purchases of common stock	—	(125.0)	—
Stock-based compensation transactions	—	74.2	30.6
Dividends paid	(388.0)	(385.3)	(374.5)
Payments related to tax withholding for share-based compensation	(16.8)	(24.0)	(13.7)
Debt extinguishment costs	—	—	(9.1)
Other	(14.7)	(32.7)	(11.4)
Net cash utilized by financing activities	(818.1)	(553.3)	(1,459.8)
Effect of exchange rate changes on cash	7.2	(12.7)	(30.6)
Increase (decrease) in cash, cash equivalents and restricted cash	32.3	(506.1)	(430.5)
Cash, cash equivalents and restricted cash at beginning of year	513.1	1,019.2	1,449.7
Cash, cash equivalents and restricted cash at end of year	$545.4	513.1	1,019.2
Supplemental information
Interest paid	$179.0	161.7	171.9
Income taxes paid	$119.8	177.2	160.5
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders’ Equity	Redeemable Non-controlling Interests
Balance, December 27, 2020	$110.1	2,329.1	4,204.2	(195.0)	(3,551.7)	40.0	$2,936.7	$24.4
Net earnings attributable to Hasbro, Inc.	—	—	428.7	—	—	—	428.7	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	3.3	3.3	3.3
Change in put option value	—	(1.3)	—	—	—	—	(1.3)	—
Other comprehensive loss	—	—	—	(40.3)	—	—	(40.3)	—
Stock-based compensation transactions	—	1.2	—	—	15.6	—	16.8	—
Stock-based compensation expense	—	96.4	—	—	1.4	—	97.8	—
Dividends declared	—	—	(375.1)	—	—	—	(375.1)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	2.6	—	—	—	(6.1)	(3.5)	(3.8)
Balance, December 26, 2021	$110.1	2,428.0	4,257.8	(235.3)	(3,534.7)	37.2	$3,063.1	$23.9
Net earnings attributable to Hasbro, Inc.	—	—	203.5	—	—	—	203.5	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)	0.6
Change in put option value	—	(0.4)	—	—	—	—	(0.4)	—
Other comprehensive loss	—	—	—	(19.6)	—	—	(19.6)	—
Stock-based compensation transactions	—	23.5	—	—	25.0	—	48.5	—
Stock-based compensation expense	—	83.1	—	—	0.3	—	83.4	—
Dividends declared	—	1.9	(389.9)	—	—	—	(388.0)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.5)	(2.5)	(1.9)
Purchase of common stock	—	—	—	—	(125.0)	—	(125.0)	—
Buyout of redeemable noncontrolling interest	—	4.5	—	—	—	(4.5)	—	(22.6)
Balance, December 25, 2022	$110.1	2,540.6	4,071.4	(254.9)	(3,634.4)	29.1	$2,861.9	$—
Net loss attributable to Hasbro, Inc.	—	—	(1,489.3)	—	—	—	(1,489.3)	—
Net earnings attributable to noncontrolling interests	—	—	—	—	—	1.5	1.5	—
Other comprehensive earnings	—	—	—	53.4	—	—	53.4	—
Stock-based compensation transactions	—	(23.1)	—	—	6.2	—	(16.9)	—
Stock-based compensation expense	—	69.9	—	—	2.5	—	72.4
Dividends declared	—	5.3	(393.7)	—	—	—	(388.4)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(5.5)	(5.5)	—
Buyout of redeemable noncontrolling interest	—	(2.1)	—	—	—	—	(2.1)	—
Balance, December 31, 2023	$110.1	2,590.6	2,188.4	(201.5)	(3,625.7)	25.1	$1,087.0	$—
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies
Preparation of Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates. Certain reclassifications have been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. These reclassifications did not impact any prior amounts of net earnings (loss) or cash flows.
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
Fiscal Year
Hasbro’s fiscal year ends on the last Sunday in December. The fiscal year ended December 31, 2023 was a fifty-three week period. The fiscal years ended December 25, 2022, and December 26, 2021 were each fifty-two week periods.
Strategy Review and Operational Excellence
In October 2022, following a several months long review of our business, the Company announced a new strategic plan, a consumer-centric framework for bringing compelling and expansive brand experiences to audiences around the world. During the review, with the assistance of a third-party consultant, the Company identified opportunities to focus and scale its business, enhance operational excellence, including through specialized organizational programs and supply chain transformation, to drive growth and profit and enhance shareholder value. The Company is increasing strategic investment in its most valuable and profitable franchises across toys, games, licensing and entertainment, and exiting certain non-core aspects of the business.
Sale of Non-core Entertainment One Film and TV Business
On December 27, 2023, the Company completed the sale of its Entertainment One film and television business ("eOne Film and TV") to Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.à.r.l (collectively "Lionsgate"), pursuant to the terms of an Equity Purchase Agreement dated August 3, 2023, among Hasbro and Lionsgate. Lionsgate acquired eOne Film and TV for a purchase price of $375.0 million in cash, subject to certain purchase price adjustments plus the assumption by Lionsgate of production financing loans.
See note 3 for additional information.
Brand Portfolio Realignment
Effective for the first quarter 2023, we realigned our brand portfolios to correspond with the evolution of our strategy. We are focusing on fewer, bigger, more profitable brands that showcase our leadership in preschool toys, action figures and accessories, games, arts & crafts, and outdoor action brands.
Our new product categories beginning in the first quarter of 2023 are as follows:
Franchise Brands - A refreshed group of our most financially significant brands which we consider to have the greatest long-term potential including MAGIC: THE GATHERING, Hasbro Gaming, PLAY-DOH, NERF, TRANSFORMERS, DUNGEONS & DRAGONS and PEPPA PIG.
Partner Brands - The Partner Brands category includes those brands we license from other parties such as Disney's STAR WARS and MARVEL brands as well as other partners, for which we develop toy and game products, with a focus on those key Partner Brands that give us the largest growth potential and where we can lead and innovate in the category.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Portfolio Brands - Our Portfolio Brands category includes those brands we own or control which we feel have upside in revenue and profitability that have not yet grown to the significance of a franchise brand.
Non-Hasbro Branded Film & TV - The Non-Hasbro Branded Film & TV category includes non-Hasbro-branded film, TV and other entertainment related revenues, the majority of which are associated with the Company's non-core eOne Film and TV business sold to Lionsgate. All Hasbro-branded content is included in the portfolios noted above.
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
Accounts receivable, net on the Consolidated Balance Sheets represents amounts due from customers less the allowance for credit losses as well as allowances for discounts, rebates and returns.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. At both December 31, 2023 and December 25, 2022, substantially all inventory is comprised of finished goods.
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
Noncontrolling Interests
The financial results and position of the noncontrolling interests acquired through the acquisition of eOne are included in their entirety in the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets beginning with the first quarter of 2020. The value of the redeemable noncontrolling interests is presented in the Consolidated Balance Sheets as temporary equity between liabilities and shareholders' equity. During 2022, the Company redeemed all outstanding redeemable noncontrolling interest in Renegade Entertainment, LLC, the only entity for which the Company previously held redeemable noncontrolling interest. During 2022, the Company's outstanding non-redeemable noncontrolling interest in Round Room Live, LLC was included with the disposition of certain non-core businesses associated with the Company's strategy shift. The value of the non-redeemable noncontrolling interests is presented in the Consolidated Balance Sheets within Total shareholders' equity. Earnings (losses) attributable to the redeemable noncontrolling interests and non-redeemable noncontrolling interests are presented as a separate line on the Consolidated Statements of Operations which is necessary to identify those earnings (losses) specifically attributable to Hasbro. The Company's remaining non-redeemable noncontrolling interests as of December 31, 2023 is shown below.

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
Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment at least annually. The annual goodwill test begins with a qualitative assessment, where qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, a quantitative impairment assessment is performed.

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
The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other (Topic 350).” The Company performs its annual impairment testing of goodwill and definite-lived intangible assets during the fourth quarter of each year. See note 6 for additional information on the results of the Company’s impairment tests.
Financial Instruments
Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. As of December 31, 2023, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments as of December 31, 2023 also include long-term borrowings (see note 11 for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (see notes 14 and 18).
Production Financing
Production financing relates to financing facilities for certain of the Company's television and film productions. Production financing facilities are arranged on an individual production basis by either special purpose production subsidiaries, each secured by the assets and future revenues of such production subsidiaries, which are non-recourse to the Company's assets, or through a senior revolving credit facility obtained in November 2021, dedicated to production financing. These facilities typically have maturities of less than two years while the titles are in production, and are repaid once the production is delivered and all tax credits, broadcaster pre-sales and international sales have been received. In connection with the production of a television or film program, the Company records initial cash outflows within cash flows from operating activities due to its investment in the production and concurrently records cash inflows within cash flows from financing activities from the production financing it normally obtains. Under these facilities, certain of the Company's cash is restricted while the financing is outstanding. All of the Company's individual production loan and the senior revolving credit facility dedicated to production financing were assumed by Lionsgate effective upon the closing of the sale of the eOne Film and TV business in the fourth quarter of 2023. For further details, see notes 3 and 11.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The majority of the Company’s revenues are derived from sales of finished products to customers. Revenues from sales of finished products to customers accounted for 75%, 76% and 74% of the Company’s revenues for the fiscal years ended 2023, 2022 and 2021, respectively. When determining whether control of the finished products has transferred to the customer, the Company considers any future performance obligations. Generally, the Company has no post-shipment obligation on sales of finished products to customers and revenues from product sales are recognized upon passing of title to the customer, which is generally at the time of shipment. Any shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within selling, distribution, and administration expenses. The Company offers various discounts, rebates, allowances, returns, and markdowns to its customers (collectively, “allowances”), all of which are considered when determining the transaction price. Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues. Other allowances can vary depending on future outcomes such as customer sales volume (“variable consideration”). The Company estimates the amount of variable consideration using the expected value method. In estimating the amount of variable consideration using the expected value method, the Company considers various factors including but not limited to: customer terms, historical experience, any expected deviations from historical experience, and existing or expected market conditions. The Company then records an estimate of variable consideration as a reduction to revenues at the time of sale. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. Historically, adjustments to estimated variable consideration have not been material.
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
The Company develops and hosts digital games featuring its brands within the games, such as Magic: The Gathering Arena and D&D Beyond. The Company does not charge a fee to the end users for the download of the games or the ability to play the games. The end users make in-application purchases of virtual currencies, with such purchased virtual currencies to be used in the games. In addition, the Company offers a subscription service for D&D Beyond that provides access to a variety of added benefits, typically for a recurring monthly, semi-annual, or annual fee. The Company records revenues from in-application purchases based on either the usage patterns of the players or the player’s estimated life, depending on the nature of the game item purchased in exchange for virtual currency. For items recognized over the player's estimated life, the Company currently recognizes digital game's revenues ratably within six months of purchase, while revenue received from subscription services is

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

recognized ratably over the subscription term. The Company controls all aspects of the digital goods delivered to the consumer.
Costs of Sales
Cost of sales primarily consists of purchased materials, labor, tooling, manufacturing overheads and other inventory-related costs such as obsolescence.
Investment in Productions and Acquired Content Rights and Program Cost Amortization
The Company incurs costs in connection with the production of television programming and live action movies. The majority of these costs are capitalized by the Company as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of such period related to the program. Ultimate revenue estimates are periodically reviewed and adjustments, if any, will result in changes to amortization rates and estimated accruals for residuals and participations. Ultimate revenue includes estimates over a period not to exceed ten years following the date of release of the production. Ultimate revenue used in amortization of acquired content rights is estimated over the life of the acquired rights but no longer than a period of ten years. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. Certain of these agreements require the Company to pay minimum guaranteed advances ("MGs") for participations and residuals. MGs are recognized in the Consolidated Balance Sheets when a liability arises, usually on delivery of the television or film program to the Company. The current portion of MGs are recorded as Payables and accrued liabilities and the long-term portion are recorded as Other liabilities. Substantially all of the Company’s non-Hasbro branded productions, and all of the Company's acquired content rights, were included with the eOne Film and TV business sold to Lionsgate in the fourth quarter of 2023. The Company retained all Hasbro-branded content and will continue to develop and produce animation, digital shorts, scripted TV and theatrical films for audiences related to core Hasbro IP.
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
Shipping and Handling
Hasbro expenses costs related to the shipment and handling of goods to customers as incurred. For 2023, 2022 and 2021, these costs were $225.6 million, $247.7 million and $264.1 million, respectively, and are included in selling, distribution and administration expenses.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
The Company recognizes deferred tax assets to the extent it believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses. Actual operating results in future years could differ from current assumptions, judgments and estimates. However, the Company believes that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. A valuation allowance is recorded to reduce deferred tax assets to the net amount believed to be more likely than not to be realized. As of December 31, 2023, the Company recorded a valuation allowance of $432.0 million primarily related to the U.S. capital loss resulting from the sale of the Company’s eOne Film and TV business during the year. If it is determined that our deferred tax assets will be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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
Risk Management Contracts
Hasbro uses foreign currency forward and option contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory, product sales, as well as other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States, Canadian and Hong Kong dollars as well as Euros and British pound sterling. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
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
Net Earnings Per Common Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year as well as awards that have not been issued but all contingencies have been met. Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 2.5 million, 2.7 million and 2.2 million for 2023, 2022, and 2021, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of the fiscal 2023 amount, 1.6 million shares would have been included in the calculation of diluted shares had the Company not had a net loss for the year ended December 31, 2023. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 0.2 million shares being included in the diluted earnings per share calculation for the year ended December 31, 2023.
A reconciliation of net earnings and average number of shares for each of the three fiscal years ended December 31, 2023 is as follows:

	2023		2022		2021
(In millions, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net earnings (loss) attributable to Hasbro, Inc.	$(1,489.3)	(1,489.3)	203.5	203.5	428.7	428.7
Average shares outstanding	138.8	138.8	138.7	138.7	138.0	138.0
Effect of dilutive securities:
Options and other share-based awards	—	—	—	0.2	—	0.4
Equivalent shares	138.8	138.8	138.7	138.9	138.0	138.4
Net earnings (loss) per share attributable to Hasbro, Inc.	$(10.73)	(10.73)	1.47	1.46	3.11	3.10

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(2)    Revenue Recognition
Contract Assets and Liabilities
In the ordinary course of business, the Company’s Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment segments enter into contracts to license certain of the Company’s intellectual property, providing licensees right-to-use or access such intellectual property for use in the production and sale of consumer products and digital game development, and for use within content for distribution over streaming platforms and for television and film. The Company also licenses owned television and film content for distribution to third parties in formats that include broadcast, digital streaming and theatrical. Through these arrangements, the Company may receive advanced royalty payments from licensees, either in advance of a licensees’ subsequent sales to customers or, prior to the completion of the Company’s performance obligation. In addition, the Company’s Wizards of the Coast and Digital Gaming segment may receive advanced payments from end users of its digital games at the time of the initial purchase, through in-application purchases or through subscription services. These digital gaming revenues are recognized over a period of time, determined based on either player usage patterns or the estimated playing life of the user, or when additional downloadable content is made available, or as with subscription services, ratably over the subscription term. The Company defers revenues on all licensee and digital gaming advanced payments until the respective performance obligations are satisfied. The Company records the aggregate deferred revenues as contract liabilities, with the current portion recorded within Accrued liabilities and the long-term portion recorded as Other non-current liabilities in the Company’s Consolidated Balance Sheets. The Company records contract assets, primarily related to (1) minimum guarantees being recognized in advance of contractual invoicing, which are recognized ratably over the terms of the respective license periods, and (2) film and television distribution revenues recorded for content delivered, where payment will occur over the license term. The current portion of contract assets is recorded in Prepaid expenses and Other current assets, respectively, and the long-term portion is recorded within Other long-term assets.
The change in the carrying amount of contract assets and liabilities for the year ended December 31, 2023 is as follows:

(In millions)	December 31, 2023
Assets
Balance at beginning of the year	$594.4
Recognized in current year	478.6
Amounts reclassified (1)	(474.2)
Assets disposed (2)	(402.3)
Foreign currency impact	16.8
Ending Balance	$213.3

Liabilities
Balance at beginning of the year	$113.0
Recognized in current year	460.1
Amounts in beginning balance reclassified to revenue	(89.9)
Current year amounts reclassified to revenue	(224.3)
Liabilities disposed (1)	(25.8)
Foreign currency impact	(2.3)
Ending Balance	$230.8
(1) These amounts are primarily related to balances reclassified to Accounts receivable.
(2) See note 3 for additional information on the sale of the eOne film and TV business.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Unsatisfied Performance Obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of December 31, 2023, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $11.7 million. Of this amount, we expect to recognize approximately $6.6 million in 2024 and $5.1 million in 2025. These amounts include only fixed consideration.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of December 31, 2023 and December 25, 2022 are primarily from contracts with customers. The Company had no material expense for credit losses in the fiscal years ended 2023, 2022, or 2021.
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
(3)    Sale of Non-core Entertainment One Film and TV Business
In connection with Blueprint 2.0, and after evaluating its portfolio of businesses, the Company determined that the eOne Film and TV business, which was included within the Entertainment segment, was no longer aligned with its current long-term strategy and during the third quarter of 2023, the Company entered into a definitive agreement to sell the business to Lionsgate, subject to the satisfaction of customary net working capital closing conditions and holdbacks for certain retained liabilities.
On December 27, 2023, the Company completed the sale of eOne Film and TV to Lionsgate, pursuant to the terms of an Equity Purchase Agreement dated August 3, 2023, among Hasbro and Lionsgate. Lionsgate acquired eOne Film and TV for a purchase price of $375.0 million in cash, subject to certain purchase price adjustments plus the assumption by Lionsgate of production financing loans. See note 11 for additional information.
The Company acquired eOne Film and TV through its acquisition of eOne in December 2019. Based on the value of the net assets held by the film and television business, which included goodwill and intangible assets allocated as part of the eOne acquisition, the Company recorded a pre-tax non-cash charge of $539.0 million within Loss on disposal of business on the Consolidated Statements of Operations for the year ended December 31, 2023. The Company also recorded pre-tax cash transaction expenses of $35.1 million within Selling, distribution and administration expense on the Consolidated Statements of Operations for the year ended December 31, 2023. The impairment charge was recorded within the Entertainment segment and the transaction costs were recorded within the Corporate and Other segment.
The operations of eOne Film and TV did not meet the criteria to be presented as discontinued operations in accordance with Accounting Standards Update No. 2014-08 (ASU 2014-08) Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity and eOne Film and TV did not represent an individually significant component of the Company’s business. As a result, income from operations before income taxes, attributable to eOne Film and TV, was recorded to the Company's Consolidated Statements of Operations, within the Entertainment segment, through the sale transaction closing date. Assets of $1.5 billion and liabilities of $542.0 million, attributable to eOne Film and TV, were de-consolidated as of the closing date and, as of December 31, 2023, there are no remaining carrying amounts within the Company's Consolidated Balance Sheets.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following table presents the carrying amounts of the major classes of eOne Film and TV assets and liabilities sold on December 27, 2023:

(In millions)	December 27, 2023
Assets sold:
Cash and cash equivalents	$54.1
Accounts receivable	87.9
Inventories	2.4
Other current assets	402.6
Property, plant and equipment	54.0
Other assets	885.0
Total assets sold	$1,486.0

Liabilities sold:
Short-term borrowings	$100.0
Current portion of long-term debt	5.8
Accounts payable and accrued liabilities	375.9
Long-term debt	0.8
Other liabilities	59.5
Total liabilities sold	$542.0

The following table summarizes loss before income taxes attributable to eOne Film and TV through the date of the transaction:

(In millions)	2023 (1)	2022	2021
eOne Film and TV loss before income taxes	$(371.6)	$(7.3)	$(10.3)
(1) Income before taxes includes operating results prior to the close of the sale of the Film and TV Business on December 27, 2023.

(4)    Other Comprehensive Earnings (Loss)
Components of Other comprehensive earnings (loss) are presented within the Consolidated Statements of Comprehensive Earnings. The following table presents the related tax effects on changes in other comprehensive earnings (loss) for each of the three fiscal years ended December 31, 2023.

(In millions)	2023	2022	2021
Other comprehensive earnings (loss), tax effect:
Tax benefit on unrealized holding gains	$—	0.1	—
Tax benefit (expense) on cash flow hedging activities	2.8	(1.3)	(1.0)
Tax expense on foreign currency translation amounts	—	—	(7.2)
Tax expense on changes in unrecognized pension amounts	—	(5.9)	(1.5)
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(1.9)	1.6	(0.5)
Tax expense (benefit) on amortization of unrecognized pension and postretirement amounts reclassified to the consolidated statements of operations	0.1	(0.3)	(0.6)
Total tax effect on other comprehensive earnings (loss)	$1.0	(5.8)	(10.8)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Changes in the components of accumulated other comprehensive loss, net of tax for each of the three fiscal years ended December 31, 2023 are as follows:

(In millions)	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2023
Balance at December 25, 2022	$(3.0)	(12.0)	(0.1)	(239.8)	(254.9)
Current period other comprehensive earnings (loss)	(0.3)	(8.6)	—	59.4	50.5
Reclassifications from AOCE to earnings	(0.9)	3.8	—	—	2.9
Balance at December 31, 2023	$(4.2)	(16.8)	(0.1)	(180.4)	(201.5)
2022
Balance at December 26, 2021	$(35.1)	(6.0)	0.2	(194.4)	(235.3)
Current period other comprehensive earnings (loss)	30.8	10.2	(0.3)	(45.4)	(4.7)
Reclassifications from AOCE to earnings	1.3	(16.2)	—	—	(14.9)
Balance at December 25, 2022	$(3.0)	(12.0)	(0.1)	(239.8)	(254.9)
2021
Balance at December 27, 2020	$(40.7)	(22.1)	0.3	(132.5)	(195.0)
Current period other comprehensive earnings (loss)	3.4	13.5	(0.1)	(61.9)	(45.1)
Reclassifications from AOCE to earnings	2.2	2.6	—	—	4.8
Balance at December 26, 2021	$(35.1)	(6.0)	0.2	(194.4)	(235.3)
Gains (Losses) on Derivative Instruments
As of December 31, 2023, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $2.5 million in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2023 or forecasted to be purchased in 2024, intercompany expenses expected to be paid or received during 2024 and cash receipts for sales made at the end of the fourth quarter of 2023 or forecasted to be made in 2024. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes, that were repaid in full in the aggregate principal amount of $300.0 million during 2021 (See note 11), and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. As of December 31, 2023, deferred losses, net of tax, of $14.2 million related to these instruments remained in AOCE. For the years ended December 31, 2023 and December 25, 2022, losses, net of tax of $0.7 million related to these hedging instruments were reclassified from AOCE to net earnings. For the year ended December 26, 2021, losses, net of tax of $1.0 million, respectively, related to these hedging instruments were reclassified from AOCE to net earnings.
Of the net deferred losses included in AOCE as of December 31, 2023, the Company expects net losses of approximately $2.0 million to be reclassified to the Consolidated Statements of Operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See notes 16 and 18 for additional discussion on reclassifications from AOCE to earnings.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(5)    Property, Plant and Equipment

(In millions)	2023	2022
Land and improvements	$3.5	3.1
Buildings and improvements	225.9	221.1
Machinery, equipment and software	706.7	672.4
	936.1	896.6
Less accumulated depreciation	618.9	654.5
	317.2	242.1
Tools, dies and molds, net of accumulated depreciation	44.7	62.4
	361.9	304.5
Right of use assets	208.4	239.6
Less accumulated depreciation	81.7	121.3
Total property, plant and equipment, net	$488.6	422.8
Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred. In 2023, 2022 and 2021 the Company recorded $127.7 million, $127.3 million and $163.3 million, respectively, of depreciation expense.
See note 17 for additional discussion on right of use assets.
(6)    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2023 and December 25, 2022 are as follows:

(In millions)	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2023
Balance at December 25, 2022	$1,584.7	371.5	1,513.9	3,470.1
Impairment during the period	—	—	(1,191.2)	(1,191.2)
Foreign exchange translation	(2.4)	0.2	2.5	0.3
Balance at December 31, 2023	$1,582.3	371.7	325.2	2,279.2
2022
Balance at December 26, 2021	$1,584.9	307.3	1,527.4	3,419.6
Acquired during the period	—	64.7	—	64.7
Impairment during the period	—	—	(11.8)	(11.8)
Foreign exchange translation	(0.2)	(0.5)	(1.7)	(2.4)
Balance at December 25, 2022	$1,584.7	371.5	1,513.9	3,470.1
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
During the second quarter of 2023, the Company determined that a triggering event occurred following a downward revision of the Company's financial forecast for its Film and TV business. As a result, the Company performed a quantitative impairment test and determined that the Film and TV reporting unit within the Company's Entertainment segment was impaired. During the second quarter of 2023, the Company recorded a pre-tax non-

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

cash impairment charge of $231.2 million as the carrying value of the Film and TV reporting unit exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. This impairment charge was recorded within Impairment of goodwill, within the Consolidated Statement of Operations, and within the Entertainment segment for the year ended December 31, 2023.
During the fourth quarter of 2023, the Company determined that a triggering event occurred following declines in the Company's financial forecast for the Family Brands reporting unit. The downward forecast revision reflects a lower profitability forecast for the PJ MASKS franchise as described below, and a change in outlook for the Company's owned and operated production efforts that shifted the Entertainment strategy to an asset lite and partner led model. As a result, the Company performed a quantitative goodwill impairment test of the Family Brands reporting unit and determined it was impaired as its carrying value exceeded its fair value. As such, during the fourth quarter of 2023, the Company recorded a pre-tax non-cash impairment charge of $960.0 million in Impairment of goodwill, within the Consolidated Statement of Operations, and within the Entertainment segment for the year ended December 31, 2023.
During the fourth quarter of 2023, the Company performed a qualitative goodwill assessment with respect to each of its reporting units. Based on its qualitative assessments, the Company determined, other than the goodwill impairments of the Film and TV and Family Brands reporting units described above, it is not more likely than not that the carrying values exceed the fair values for any of its reporting units. As a result, during 2023 the Company concluded it was not necessary to perform a quantitative test for impairment of goodwill for any reporting unit, other than Film and TV and Family Brands as described above.
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
During the fourth quarter of 2021 the Company performed a quantitative goodwill assessment with respect to each of its reporting units and determined that the fair values of its reporting units exceeded their carrying values. As a result of this assessment, the Company concluded that there was no impairment to any of its reporting units. Accordingly, other than the Music goodwill impairment loss noted above, there was no goodwill impairment recorded for the year ended December 26, 2021.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Other Intangible Assets, Net
The following table represents a summary of the Company’s other intangible assets, net at December 31, 2023 and December 25, 2022:

(In millions)	2023	2022
Acquired product rights	$1,763.8	2,112.1
Licensed rights of entertainment properties	45.0	45.0
Impairment	(116.0)	(281.0)
Accumulated amortization	(1,181.0)	(1,137.2)
Amortizable intangible assets	511.8	738.9
Product rights with indefinite lives	75.7	75.7
Total other intangibles assets, net	$587.5	814.6
Certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and are included as product rights with indefinite lives in the table above. The Company tests these assets for impairment on an annual basis in the fourth quarter of each year or when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company completed its annual impairment tests of definite-lived intangible assets in the fourth quarter of 2023 and 2022, concluding that there was no impairment of these assets. The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in Other intangible assets, net in the accompanying Consolidated Balance Sheets.
Intangible assets are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.
During the second quarter of 2023, in connection with the Company's quantitative goodwill impairment test of its Film and TV reporting unit described above, it was determined that there was an impairment of the Company's definite-lived intangible eOne Trademark as the Film and TV reporting unit produces content under, and is synonymous with the eOne name. As a result, a non-cash intangible asset impairment charge of $65.0 million was recorded in Selling, distribution and administration expense, within the Entertainment segment, within the Consolidated Statements of Operations for the year ended December 31, 2023.
During the fourth quarter of 2023, due to challenging retail conditions and competitive market conditions leading to a reduction in brand profitability, the Company lowered its future revenue and costs estimates associated with its PJ MASKS brand as determined using a discounted cash flow model. As a result, the Company performed a quantitative goodwill impairment test of the PJ MASKS definite-lived intangible asset and determined it was impaired as its carrying value exceeded its fair value. As such, the Company recorded a $51.0 million impairment charge, recorded in Selling, distribution and administration within the Entertainment segment for the year ended December 31, 2023.
During the fourth quarter of 2022, following the decision to cancel certain projects in conjunction with the Company's strategy shift, it was determined that there was a partial impairment of the Company's definite-lived Power Rangers intangible asset. As a result, a charge of $281.0 million was recorded during the fourth quarter of 2022 within Selling, distribution and administration in the Corporate and Other segment.
There were no other triggering events in 2023 or 2022 that would indicate the Company's intangible assets were impaired.
The Company will continue to incur amortization expense related to the use of acquired and licensed rights to produce various products. A portion of the amortization of these product rights will fluctuate depending on brand activation, related revenues during an annual period and future expectations, as well as rights reaching the end of

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

their useful lives. The Company currently estimates amortization expense related to the above intangible assets for the next five years to be approximately:

(In millions)
2024	$68.1
2025	65.5
2026	57.6
2027	57.6
2028	57.5

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
As of December 31, 2023 and December 25, 2022, the Company’s investment in the Network totaled $102.0 million and $120.8 million, respectively.
During the Fourth quarter of 2023, the Company reviewed its investment in the Network for impairment. Due to decreases in forecasted revenues, the Company concluded that the fair value of the Company's interest in the joint venture was less than its carrying value. As a result, the Company recorded an impairment loss of $1.3 million in Other expense (income), net in the Consolidated Statements of Operations for the year ended December 31, 2023.
The Company utilized the discounted cash flow method under the income approach to estimate the fair value of the Network, which requires assumptions and estimates that include: future annual cash flows, income tax rates, discount rates, estimated growth rates, and other market factors. Accelerating changes in the cable distribution industry, including technological changes and expanding options for digital content offerings, has resulted in the fragmentation of viewership, declines in subscribers to the traditional cable bundle, and pricing pressure. These factors led to the lower valuation of the Network as compared to its carrying value. During the fourth quarter of 2022 the Company reviewed its investment with Discovery for impairment and determined that the fair value of the Company's interest in the joint venture exceeded its carrying value, and as such, concluded that there was no impairment in its investment in the Network at that time.
The Company’s share in the earnings of the Network for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 totaled $10.9 million, $8.1 million and $20.8 million, respectively, and is included as a component of Other expense (income), net in the Consolidated Statements of Operations. The Company also enters into certain other transactions with the Network. During 2023, 2022 and 2021, these transactions were not material.
In connection with the September 23, 2014 amendment, the Company and Discovery entered into an option agreement to acquire the Company’s remaining 40% ownership in the Network, exercisable during the one-year period following December 31, 2021. During 2022 the Company and Discovery further amended the agreement by extending the option exercise window through March 2025. As of December 31, 2023, the Company had not exercised the option to acquire the remaining ownership in the Network. The exercise price of the option agreement is based upon 80% of the then fair market value of the Network, subject to a fair market value floor. At December 31, 2023 and December 25, 2022, the fair market value of this option was $1.7 million and was included as a component of Other liabilities. There were no material changes to the option's value in 2023 or 2022.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company also has a related liability due to Discovery under the existing tax sharing agreement. The balance of the associated liability, including imputed interest, was $9.0 million and $14.4 million at December 31, 2023 and December 25, 2022, respectively, and is included as a component of Other liabilities in the accompanying Consolidated Balance Sheets. During 2022 the Company recognized income of $0.7 million related to this liability due to changes in the Company's 2021 income tax rate that resulted in adjustments to future payments owed to the Network. There were no such adjustments made during 2023. During 2023, 2022 and 2021, the Company made payments to Discovery under this tax sharing agreement in the amount of $5.7 million, $5.4 million and $5.3 million, respectively. See note 20 for more information on estimated future payments in relation to the Company's Discovery tax sharing agreement.
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
Programming costs are included in Other assets and consist of the following at December 31, 2023 and December 25, 2022:

(In millions)	2023 (1)	2022
Investment in Films and Television Programs:
Individual monetization
Released, net of amortization	$74.7	584.5
Completed and not released	5.1	23.3
In production	27.1	199.4
Pre-production	10.4	41.3
	117.3	848.5
Film/TV group monetization
Released, net of amortization	26.0	25.8
In production	23.6	22.2
	49.6	48.0
Investment in other programming:
Released, net of amortization	16.1	9.8
In production	0.8	11.8
Pre-production	0.8	3.3
	17.7	24.9

Total program investments	$184.6	921.4
(1) Investments in productions and investments in acquired content totaling $734.8 million have been removed from the Company's balance sheet as of December 31, 2023, in connection with the sale of the eOne Film and TV business completed on December 27, 2023. See note 3 for additional information.

The Company recorded $448.9 million of program cost amortization related to released programming during 2023, consisting of the following:

(In millions)	Investment in Production	Investment in Content	Total
Program cost amortization	$400.7	48.2	448.9

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Based on management’s total revenue estimates as of December 31, 2023, the Company's expected future amortization expenses for capitalized programming costs over the next three years are as follows:

(In millions)	2024	2025	2026
Estimated Future Amortization Expense:
Individual monetization
Released	$10.1	11.6	6.4

Film/TV group monetization
Released	15.4	16.7	25.2

Total	$25.5	28.3	31.6
In the normal course of its business, the Company also enters into contracts related to obtaining right of first refusal ("first look deals") to purchase, distribute, or license certain entertainment projects or content. See note 20 for more information on the Company's expected future payments for first look deals.
(9)    Financing Arrangements
As of December 31, 2023, Hasbro had available an unsecured revolving credit agreement (see Amended Revolving Credit Agreement below) in the amount of $1.25 billion and unsecured uncommitted lines of credit from various banks approximating $95.6 million. The Company had no outstanding short-term borrowings under, or supported by, these lines of credit as of December 31, 2023. Substantially all of the Company's short-term borrowings held at the end of 2022 represented borrowings made under, or supported by, these lines of credit. The weighted average interest rate of the outstanding borrowings under the uncommitted lines of credit as of December 25, 2022 was 3.3%. The Company had no borrowings outstanding under its committed line of credit as of December 31, 2023 and December 25, 2022. During 2023 and 2022, Hasbro’s working capital needs were primarily fulfilled by cash available and cash generated from operations, and to a lesser extent, in 2023, the Company issued commercial paper as described below.
During the second half of 2019, in preparation for the Company's acquisition of eOne, the Company completed the following debt and equity financings: (i) the issuance of senior unsecured Notes in an aggregate principal amount of $2.4 billion, (ii) the issuance of 10.6 million shares of common stock at a public offering price of $95.00 per share and (iii) $1.0 billion in term loans provided by a Term Loan Agreement (the “Term Loan Agreement”) entered into with Bank of America, N.A., as administrative agent, and certain financial institutions, as lenders, pursuant to which such lenders committed to provide, contingent on completion of the eOne acquisition and certain other customary conditions to funding, facilities consisting of a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million and a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million. On December 30, 2019, the Company completed the acquisition of eOne and on that date, borrowed the full amount of $1.0 billion under the Term Loan facilities. As of December 31, 2023, the Company has repaid the full aggregate principal amount of $400.0 million on the three-year term loan facility and the full aggregate principal amount of $600.0 million on the five-year term loan facility. See note 11 for further discussion on the Term Loan Agreement.
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
Loans under the revolving credit facility bear interest, at the Company’s option, at either the Adjusted Term Benchmark Rate (determined in accordance with the Amended Revolving Credit Agreement), the Base Rate

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(determined in accordance with the Amended Revolving Credit Agreement) or the Daily Benchmark Rate (determined in accordance with the Amended Revolving Credit Agreement). In each case there is also a spread added to the rate, which fluctuates based upon the more favorable of the Company’s long-term debt ratings and the Company’s leverage. The Company is also required to pay a commitment fee in respect to the unused commitments under the facility, the rate for which is also determined based upon the more favorable of the Company's long-term debt ratings and leverage. The Amended Revolving Credit Agreement extends through September 20, 2028.
The Amended Revolving Credit Agreement contains affirmative and negative covenants typical of this type of facility, including: (a) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (b) restrictions on the incurrence of indebtedness, (c) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (d) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (e) the requirement that the Company maintain: a Consolidated Total Leverage Ratio of no more than (1) 3.50:1.00 for the quarter ended December 31, 2023 and thereafter and on and after the sale of eOne Film and TV to Lionsgate, a Consolidated Net Total Leverage Ratio of no more than (i) 4.00:1.00 for each of the quarters ended September 30, 2023 and December 31, 2023, (ii) 3.75:1.00 for each of the first, second and fourth fiscal quarters of each year (other than 2023) and (iii) 4.00:1:00 for the third fiscal quarter of each year (other than 2023).
The Company was in compliance with all covenants as of and for the year ended December 31, 2023. The Company had no borrowings outstanding under its committed revolving credit facility as of December 31, 2023.
The Company also has an agreement with a group of banks providing a commercial paper program (the “Program”). Under the Program, at the Company’s request and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. During the second quarter and third quarter of 2023, the Company issued and repaid intra-quarter commercial paper notes under the Program, to meet certain of its short-term liquidity needs. As of December 31, 2023 and December 25, 2022, the Company did not have any notes outstanding under the Program.
During November 2021, the Company secured a senior revolving film and television production credit facility (the “RPCF”) with MUFG Union Bank, N.A., as administrative agent and lender and certain other financial institutions, as lenders thereto (the “Revolving Production Financing Agreement”) which provided the Company with commitments having a maximum aggregate principal amount of $250.0 million. The Revolving Production Financing Agreement also provided the Company with the option to request a commitment increase up to an aggregate additional amount of $150.0 million subject to agreement of the lenders. The Company used the RPCF to fund certain of the Company’s original film and TV production costs, however, the RPCF was assumed by Lionsgate effective upon the closing of the sale of the eOne Film and TV business in the fourth quarter of 2023.
The Company also has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The amount of obligations confirmed under the program that remain unpaid by the Company were $43.3 million, and $76.1 million as of December 31, 2023 and December 25, 2022, respectively. These obligations are presented within Accounts payable in our condensed Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the condensed Consolidated Statements of Cash Flows.
(10)    Accrued Liabilities
Components of accrued liabilities for the fiscal years ended on December 31, 2023 and December 25, 2022 are as follows:

(In millions)	2023	2022
Royalties	$286.8	195.4
Cancellation charges	118.9	89.2
Deferred revenue	101.6	111.3
Dividends	97.2	96.7
Payroll and management incentives	85.6	66.7
Severance	83.7	100.3
Other taxes	68.7	82.1
Accrued income taxes	61.6	44.8
General vendor accruals	51.9	44.3
Advertising	45.0	53.2
Participations and residuals	34.0	300.2
Current lease liability	30.5	39.6
Interest	29.9	31.0
Defined contribution plans	29.7	30.0
Freight	22.9	28.5
Insurance	13.3	11.0
Professional fees	12.4	13.6
Accrued expenses IIC & IIP	0.7	80.8
Other	41.4	88.1
Total accrued liabilities	$1,215.8	1,506.8

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(11)    Long-Term Debt
Components of Long-term debt for the fiscal years ended on December 31, 2023 and December 25, 2022 are as follows:

(In millions)	2023		2022
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	839.8	900.0	808.2
3.55% Notes Due 2026	675.0	641.0	675.0	635.3
3.00% Notes Due 2024	500.0	488.4	500.0	482.2
6.35% Notes Due 2040	500.0	520.1	500.0	498.4
3.50% Notes Due 2027	500.0	472.2	500.0	465.8
5.10% Notes Due 2044	300.0	271.6	300.0	261.1
6.60% Debentures Due 2028	109.9	116.0	109.9	112.1
Variable % Notes Due December 30, 2024 (1)	—	—	310.0	310.0
Production Financing Facilities (2)	—	—	53.2	53.2
Total long-term debt	3,484.9	3,349.1	3,848.1	3,626.3
Less: Deferred debt expenses	19.1	—	23.7	—
Less: Current portion	500.0	—	113.2	—
Long-term debt	$2,965.8	3,349.1	3,711.2	3,626.3
(1) During the fourth quarter of 2023, the Company paid the remaining principal balance of $250.0 million of the Variable % Notes Due December 30, 2024.
(2) The Company's production financing facilities were assumed by Lionsgate effective upon the closing the sale of the eOne Film and TV business in the fourth quarter of 2023. See note 3 for additional information.
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
In September 2019, the Company entered into the $1.0 billion Term Loan Agreement consisting of (1) a three-year senior unsecured term loan facility in an aggregate principal amount of $400.0 million (the “Three-Year Tranche”) and (2) a five-year senior unsecured term loan facility in an aggregate principal amount of $600.0 million (the “Five-Year Tranche” and together with the Three-Year Tranche, the “Term Loan Facilities”). The full amount of the Term Loan Facilities were drawn down on December 30, 2019, the closing date of the eOne acquisition. The Three-Year Tranche loan notes were fully repaid as of the Company’s fiscal year ended December 26, 2021.
During 2022, the Company made $50.0 million principal balance and principal amortization payments totaling $37.5 million on the Five-Year Tranche loan notes. During 2023, the Company made principal amortization

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

payments totaling $60.0 million on the Five-year Tranche loan notes, and repaid the remaining $250.0 million principal balance of the Five-Year Tranche loans using the proceeds received from the sale of eOne Film and TV.
The Company may redeem its 5.10% notes due in 2044 (the "2044 Notes") at its option, at the greater of the principal amount of the notes or the present value of the remaining scheduled payments, discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase.
Current portion of long-term debt at December 31, 2023 of $500.0 million, as shown on the Consolidated Balance Sheet, represents the principal balance of the 3.00% Notes due 2024. All of the Company’s other long-term borrowings have contractual maturities that occur subsequent to 2025.
The Company's long-term borrowings have the following future contractual maturities:

Future long-term borrowings contractual payments	(In millions)
2024	$500.0
2025	—
2026	675.0
2027	500.0
2028	109.9
2029 and thereafter	1,700.0
$3,484.9

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
Production Financing
Prior to the sale of the eOne Film and TV business to Lionsgate, the Company used production financing to fund certain of its television and film productions which were arranged on an individual production basis by either special purpose production subsidiaries, each secured by the assets and future revenues of such production subsidiaries, which were non-recourse to the Company's assets, or through a senior revolving credit facility dedicated to production financing.
Production financing facilities typically have maturities of less than two years, while the titles are in production, and are repaid once delivered and all credits, broadcaster pre-sales and international sales have been received. As of December 25, 2022, $195.6 million of production financing facilities was included within Current liabilities in the Company's Consolidated Balance Sheets. Effective upon the closing of the sale of the eOne Film and TV business in the fourth quarter of 2023, the Company's senior revolving credit facility dedicated to production financing and all outstanding individual production loans were assumed by Lionsgate. As such, the Company had no production financing outstanding as of December 31, 2023.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following table represents the movements in production financing loans during 2023:

(In millions)	Production Financing
December 25, 2022	$195.6
Drawdowns	117.4
Repayments	(206.7)
Removed with sale of eOne film and TV (1)	(105.8)
Foreign exchange differences	(0.5)
Balance at December 31, 2023	$—
(1) See note 3 for additional information on the sale of the eOne Film and TV business.
(12)    Income Taxes
The components of Earnings (loss) before income taxes, determined by tax jurisdiction, are as follows:

(In millions)	2023	2022	2021
United States	$(356.9)	17.0	236.8
International	(1,352.2)	244.5	345.1
Total earnings (loss) before income taxes	$(1,709.1)	261.5	581.9
Income taxes attributable to Earnings (loss) before income taxes are:

(In millions)	2023	2022	2021
Current
United States	$(29.0)	85.9	52.3
State and local	(6.4)	18.0	15.4
International	57.6	84.7	50.1
	22.2	188.6	117.8
Deferred
United States	(36.3)	(105.7)	7.1
State and local	(3.0)	(16.6)	(0.3)
International	(204.2)	(7.8)	22.0
	(243.5)	(130.1)	28.8
Total income (benefit) taxes	$(221.3)	58.5	146.6

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2023	2022	2021
Statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net	0.5	1.2	1.5
Tax on international earnings	6.7	(4.0)	(1.1)
Domestic tax on foreign earnings	1.3	(6.5)	(1.7)
Change in unrecognized tax benefits	(0.3)	3.1	(3.4)
U.S. capital loss	22.0	—	—
Change in valuation allowance	(23.3)	9.7	(1.6)
Share-based compensation	(0.3)	1.4	(0.6)
Research and development tax credits	0.3	(3.5)	(1.1)
Deferred tax rate change	—	—	6.5
Officers' compensation	(0.3)	1.9	1.9
Loss on disposal of business	(3.4)	1.5	3.9
Goodwill impairments	(11.8)	—	—
Other, net	0.5	(3.4)	(0.1)
	12.9%	22.4%	25.2%

Tax impact on reconciling items is opposite of the expected result due to the pretax loss in 2023.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the Consolidated Statements of Operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and December 25, 2022 are as follows:

(In millions)	2023	2022
Deferred tax assets:
Accounts receivable	$31.8	28.8
Inventories	33.2	22.6
Loss and credit carryforwards	461.9	175.3
Operating leases	3.5	11.2
Operating expenses	19.1	29.9
Pension	6.9	9.1
Other compensation	46.4	50.7
Postretirement benefits	5.9	5.7
Interest rate hedge	4.8	4.5
Tax sharing agreement	0.3	0.3
Deferred revenue	0.4	4.4
Capitalized research and experimentation	100.6	81.2
Depreciation and amortization of long-lived assets	192.0	63.2
Interest expense limitation	28.7	—
Other	3.7	11.7
Gross deferred tax assets	939.2	498.6
Deferred tax liabilities:
Depreciation and amortization of long-lived assets	108.0	125.0
Equity method investment	19.0	14.9
Operating leases	1.1	9.3
Prepaid expenses	4.0	4.4
Other	22.8	15.4
Gross deferred tax liabilities	154.9	169.0
Valuation allowance	(432.0)	(189.8)
Net deferred income taxes	$352.3	139.8
In May 2019, a public referendum held in Switzerland approved the Swiss Federal Act on Tax Reform and AHV Financing ("TRAF") proposals previously approved by the Swiss Parliament. The Swiss tax reform measures were effective on January 1, 2020. During 2023, the Company concluded its discussions with the tax authorities in Switzerland as to the application of the grandfathering rules related to TRAF. This has resulted in the recording of a deferred tax asset of $135.6 million related to tax intangibles that will be amortized over time. This treatment applies starting in 2021.
As of December 31, 2023, the Company has loss and credit carryforwards of $461.9 million, which is an increase of $286.6 million from $175.3 million at December 25, 2022. The most significant amount of the loss and credit carryforwards as of December 31, 2023 relates to U.S. capital losses of $375.6 million resulting from the sale of the eOne Film and TV business during 2023. Other significant loss and credit carryforwards relate to tax attributes of entities that have historically operated at losses in certain jurisdictions, as well as certain state tax attributes. The U.S. capital loss has a carryforward period of five years and will expire if not utilized before 2029. Some U.S. federal, state and international loss and credit carryforwards expire at various dates throughout 2024 while others have an indefinite carryforward period.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The recoverability of these future tax deductions and credits is evaluated by assessing the adequacy of future expected taxable income from all sources, including taxable income in prior carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is generally established. To the extent that a valuation allowance was established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the change in the valuation allowance is recognized in the Consolidated Statements of Operations.
The Company has a valuation allowance for certain net deferred tax assets at December 31, 2023 of $432.0 million, which is an increase of $242.2 million from $189.8 million at December 25, 2022. The increase primarily pertains to a U.S. capital loss resulting from the sale of the Company's eOne Film and TV business, for which the Company recorded a valuation allowance of $364.8 million in 2023. The increase was offset by a decrease to the valuation allowance related to entities in certain jurisdictions which were sold as part of the sale of the eOne Film and TV business.
As of December 31, 2023 and December 25, 2022, the Company’s net deferred income taxes are recorded in the Consolidated Balance Sheets as follows:

(In millions)	2023	2022
Other assets	$427.9	262.1
Other liabilities	(75.6)	(122.3)
Net deferred income taxes	$352.3	139.8
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. However, the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017 gave the Company more flexibility to manage cash globally. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. However, we intend to repatriate substantially all of our accumulated foreign earnings when appropriate. As of December 31, 2023, we have recorded $3.2 million of foreign withholding and U.S. state income tax liability. The Company has not finalized the timing of any actual cash distributions or the specific amounts and therefore we could still be subject to some additional foreign withholding taxes and U.S. state income taxes. We will record these additional tax effects, if any, in the period that we complete our analysis and are able to make a reasonable estimate.
A reconciliation of unrecognized tax benefits, excluding potential interest and penalties, for the fiscal years ended 2023, 2022, and 2021 is as follows:

(In millions)	2023	2022	2021
Balance at beginning of year	$77.8	50.6	67.8
Gross increases in prior period tax positions	11.9	0.9	0.6
Gross decrease from disposition	(10.4)	—	—
Gross decreases in prior period tax positions	(23.4)	(0.2)	(12.0)
Gross increases in current period tax positions	3.8	28.6	4.6
Decrease related to settlements with tax authorities	(8.4)	—	(2.7)
Decreases from the expiration of statute of limitations	(11.4)	(2.1)	(7.7)
Balance at end of year	$39.9	77.8	50.6
Unrecognized tax benefits as of December 31, 2023, December 25, 2022 and December 26, 2021 were $39.9 million, $77.8 million, and $50.6 million, respectively, and are recorded within Other liabilities, Prepaid expenses and other current assets, and Other assets in the Company's Consolidated Balance Sheets. If recognized, these tax benefits may have affected our income tax provision for fiscal years 2023, 2022, and 2021 by approximately $46.0 million, $53.0 million, and $46.0 million, respectively.
During 2023, 2022, and 2021, the Company recognized $5.8 million, $2.2 million, and $2.6 million, respectively, of potential interest and penalties, which are included as a component of Income taxes in the

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

accompanying Consolidated Statements of Operations. As of December 31, 2023, December 25, 2022, and December 26, 2021, the Company had accrued potential interest and penalties of $6.2 million, $8.8 million, and $7.3 million, respectively.
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2017. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2017. The Company is currently under income tax examination by the Internal Revenue Service and in several U.S. state and local and non-U.S. jurisdictions.
The Company believes it is reasonably possible that a decrease of approximately $0.0 million - $4.0 million in gross unrecognized tax benefits may be necessary within the coming year as a result of expected tax return settlements and lapse of statute of limitations.
(13)    Capital Stock
The Company has a long history of increasing shareholder value through its share repurchase program. Purchases of the Company’s common stock may be made from time to time, subject to market conditions, and may be made in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. As part of this initiative, since 2005, the Company's Board of Directors adopted numerous share repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The most recent authorization for the repurchase of up to $500.0 million in common stock was approved in May 2018. As a result of the financing activities related to the eOne acquisition, the Company suspended its share repurchase program to prioritize deleveraging, and did not repurchase any shares during 2021. In April 2022, given the Company's progress towards reducing debt, the Company resumed its share repurchase activity and repurchased approximately 1.4 million shares at a total cost of $125.0 million and at an average price of $87.46 per share. In 2023, the Company has been focused on increasing strategic investment in its most valuable and profitable franchises, while exiting certain non-core businesses, and as such, no shares were repurchased. As of December 31, 2023, $241.6 million remained under the current authorization.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2023 and December 25, 2022, the Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets (excluding assets for which the fair value is measured using net asset value per share):

		Fair Value Measurements Using
(In millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Available-for-sale securities	$1.1	1.1	—	—
Derivatives	0.7	—	0.7	—
Total assets	$1.8	1.1	0.7	—
Liabilities:
Derivatives	$3.9	—	3.9	—
Option agreement	1.7	—	—	1.7
Total liabilities	$5.6	—	3.9	1.7
December 25, 2022
Assets:
Available-for-sale securities	$1.7	1.7	—	—
Derivatives	7.9	—	7.9	—
Total assets	$9.6	1.7	7.9	—
Liabilities:
Derivatives	$2.9	—	2.9	—
Option agreement	1.7	—	—	1.7
Total liabilities	$4.6	—	2.9	1.7
Available-for-sale securities include equity securities of one company quoted on an active public market.
The Company’s derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company's option agreement relates to an equity method investment in Discovery Family Channel. The option agreement is included in Other liabilities as of December 31, 2023 and December 25, 2022, and is valued using an option pricing model based on the fair value of the related investment. Inputs used in the option pricing model include volatility and fair value of the underlying company which are considered unobservable inputs as they reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement. See note 7 for more information on the Company's investment in the Discovery Family Channel.
The following is a reconciliation of the beginning and ending balances of the fair value measurements of the Company’s financial instruments which use significant unobservable inputs (Level 3):

(In millions)	2023	2022
Balance at beginning of year	$(1.7)	(1.7)
Balance at end of year	$(1.7)	(1.7)
(15)    Stock Options, Other Stock Awards and Warrants
The Company has reserved 8.7 million shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

the Board of Directors (collectively, the “plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options and share awards are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.
Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 was $71.9 million, $81.3 million and $97.8 million, respectively, and was recorded as follows:

(In millions)	2023	2022	2021
Product development	$7.0	4.8	3.7
Selling, distribution and administration	64.9	76.5	94.1
Total stock compensation expense before income taxes	71.9	81.3	97.8
Income tax benefit	9.2	9.0	10.2
Total stock compensation expense after income taxes	$62.7	72.3	87.6
The following table represents total stock compensation expense, net of performance adjustments, by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employee members of the Company’s Board of Directors, for the years ended December 31, 2023, December 25, 2022 and December 26, 2021:

(In millions)	2023	2022	2021
Stock performance awards	$15.8	9.6	26.9
Restricted stock units	47.8	60.7	50.9
Stock options	7.0	8.9	18.4
Non-employee awards	1.3	2.1	1.6
Total stock compensation expense before income taxes	71.9	81.3	97.8
Income tax benefit	9.2	9.0	10.2
Total compensation expense after income taxes	$62.7	72.3	87.6
Stock Performance Awards
In 2023, 2022 and 2021, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative operating performance targets over the three fiscal years ended December 2025, December 2024, and December 2023 for the 2023, 2022 and 2021 awards, respectively. The 2021 and 2022 Stock Performance Awards are measured based on achieving targets set for diluted earnings per share, revenue and return on invested capital ("ROIC"). The 2023 Stock Performance Awards are measured based on achieving targets set for diluted earnings per share and ROIC, in addition to a relative Total Shareholder Return ("TSR") modifier ranking as compared to the S&P 500, to determine the number of shares earned at the end of the performance period. The ultimate amount of the award may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Information with respect to Stock Performance Awards for 2023, 2022 and 2021 is as follows:

(In millions, except per share data)	2023	2022	2021
Outstanding at beginning of year	0.8	0.7	0.6
Granted	0.7	0.4	0.2
Forfeited	(0.2)	(0.1)	—
Canceled	(0.1)	—	(0.1)
Vested	(0.2)	(0.2)	—
Outstanding at end of year	1.0	0.8	0.7
Weighted average grant-date fair value:
Granted	$56.00	88.77	96.06
Forfeited	$74.06	80.77	—
Canceled	$56.49	—	77.33
Vested	$56.49	86.90	—
Outstanding at end of year	$70.15	78.15	75.74
Shares canceled in 2023 and 2021 represent Stock Performance Awards granted during 2020 and 2019, respectively, that were canceled based on the failure to meet the targets set forth by the agreements.
Stock Performance Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis, the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected number of shares to be issued as defined in the respective stock performance award agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. During 2023, 2022 and 2021, the Company recognized expense, net of performance adjustments, of $15.8 million, $9.6 million and $26.9 million, respectively, relating to Stock Performance Awards. The expense recognized in 2021 included $7.6 million of additional stock expense associated with the contractual acceleration of outstanding performance share awards upon the passing of the Company's former CEO. As of December 31, 2023, the amount of total unrecognized compensation cost related to these awards is approximately $34.0 million and the weighted average period over which this will be expensed is 23 months.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units
The Company, as part of its annual equity grant to executive officers and certain other employees, issues restricted stock or grants restricted stock units. These shares or units are nontransferable and subject to forfeiture for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally three years. During 2023, 2022 and 2021, the Company recognized compensation expense, net of forfeitures, on these awards of $47.8 million, $60.7 million and $50.9 million, respectively. The expense recognized in 2021 included $6.0 million of additional stock expense associated with the contractual acceleration of outstanding restricted stock awards upon the passing of the Company's former CEO. As of December 31, 2023, the amount of total unrecognized compensation cost related to restricted stock units is $67.1 million and the weighted average period over which this will be expensed is 23 months.
Information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for 2023, 2022 and 2021 is as follows:

(In millions, except per share data)	2023	2022	2021
Outstanding at beginning of year	1.2	1.1	1.0
Granted	1.2	0.7	0.7
Forfeited	(0.2)	(0.1)	(0.1)
Vested	(0.6)	(0.5)	(0.5)
Outstanding at end of year	1.6	1.2	1.1
Weighted average grant-date fair value:
Granted	$56.80	86.41	91.06
Forfeited	$74.22	91.18	85.88
Vested	$90.32	91.33	91.42
Outstanding at end of year	$66.08	88.85	91.78
Stock Options
Information with respect to stock options for each of the three fiscal years ended December 31, 2023 is as follows:

(In millions, except per share data)	2023	2022	2021
Outstanding at beginning of year	1.8	2.9	2.8
Granted	1.4	0.6	0.6
Exercised	—	(0.8)	(0.5)
Expired or forfeited	(0.9)	(0.9)	—
Outstanding at end of year	2.3	1.8	2.9
Exercisable at end of year	0.9	0.8	2.1
Weighted average exercise price:
Granted	$55.92	94.89	90.31
Exercised	$—	85.60	65.12
Expired or forfeited	$81.22	97.16	95.59
Outstanding at end of year	$75.24	93.62	92.15
Exercisable at end of year	$93.96	92.95	92.05
With respect to the 2.3 million outstanding options and 0.9 million options exercisable at December 31, 2023, the weighted average remaining contractual life of these options was 4.86 years and 3.07 years, respectively, all of which have no intrinsic value.
The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2023, 2022 and 2021 was $12.73, $22.10 and $21.30, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2023, 2022 and 2021:

	2023	2022	2021
Risk-free interest rate	4.44%	1.79%	0.50%
Expected dividend yield	4.95%	2.95%	3.01%
Expected volatility	38%	37%	38%
Expected option life	3 years	4 years	4 years
The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, for the options exercised in fiscal 2022 and 2021 were $13.6 million and $16.0 million, respectively. No options were exercised during fiscal 2023.
As of December 31, 2023, the amount of total unrecognized compensation cost related to stock options was $14.1 million and the weighted average period over which this will be expensed is 23 months.
Non-Employee Awards
In 2023, 2022 and 2021, the Company granted 28,000, 24,000 and 17,000 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 14,000 shares from the 2023 grant, 12,000 shares from the 2022 grant and 10,000 shares from the 2021 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1.3 million, $2.1 million and $1.6 million was recorded in Selling, distribution and administration expense for the fiscal years ended 2023, 2022 and 2021, respectively.

(16)    Pension, Postretirement and Postemployment Benefits
Pension and Postretirement Benefits
The Company recognizes an asset or liability for each of its defined benefit pension plans equal to the difference between the projected benefit obligation of the plan and the fair value of the plan’s assets. Actuarial gains and losses and prior service costs that have not yet been included in income are recognized in the Consolidated Balance Sheets in AOCE. Reclassifications to earnings from AOCE related to pension and postretirement plans are recorded to Other expense (income).
Expenses related to the Company’s defined benefit pension and defined contribution plans for 2023, 2022 and 2021 were approximately $44.9 million, $45.5 million and $49.3 million, respectively. Of these amounts, $40.9 million, $39.5 million and $42.7 million, respectively, related to defined contribution plans in the United States and certain international subsidiaries. The remainder of the expense relates to defined benefit pension plans discussed below.
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
As of December 31, 2023, the measurement date, the Company's remaining plans were unfunded with an aggregate accumulated and projected benefit obligation of $30.1 million.
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
As of December 31, 2023, the Company had unrecognized gains related to its remaining U.S. pension and postretirement plans of $1.4 million.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below for the years ended December 31, 2023 and December 25, 2022.

	Pension		Postretirement
(In millions)	2023	2022	2023	2022
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$30.3	41.6	19.6	28.1
Interest cost	1.6	1.1	1.1	0.8
Actuarial loss (gain)	1.5	(9.3)	1.1	(7.6)
Benefits paid	(3.3)	(3.1)	(1.6)	(1.7)
Plan amendments	—	—	—	—
Projected benefit obligation — ending	$30.1	30.3	20.2	19.6
Accumulated benefit obligation — ending	$30.1	30.3	20.2	19.6
Change in Plan Assets
Fair value of plan assets — beginning	$—	—	—	—
Fair value of plan assets — ending	$—	—	—	—
Reconciliation of Funded Status
Projected benefit obligation	$(30.1)	(30.3)	(20.2)	(19.6)
Fair value of plan assets	—	—	—	—
Funded status	(30.1)	(30.3)	(20.2)	(19.6)
Unrecognized prior service cost (credit)	—	—	(0.6)	(0.9)
Unrecognized net loss (earnings)	4.6	3.2	(2.6)	(3.8)
Net amount	$(25.5)	(27.1)	(23.4)	(24.3)
Accrued liabilities	$(3.0)	(3.0)	(1.5)	(1.5)
Other liabilities	(27.1)	(27.3)	(18.7)	(18.0)
Accumulated other comprehensive (earnings) loss	4.6	3.2	(3.2)	(4.8)
Net amount	$(25.5)	(27.1)	(23.4)	(24.3)

Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2023	2022
Pension
Weighted average discount rate	5.23%	5.61%
Mortality table	PriH-2012/Scale MP - 2021	PriH-2012/Scale MP - 2021
Postretirement
Discount rate	5.20%	5.58%
Health care cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2031	2031

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following presents detail of the components of the net periodic benefit cost for the three years ended December 31, 2023.

(In millions)	2023	2022	2021
Components of Net Periodic Cost
Pension
Service cost	$—	—	—
Interest cost	1.6	1.1	1.1
Expected return on assets	—	—	—
Amortization of actuarial loss	—	0.8	1.0
Curtailment/Settlement losses	—	—	0.5
Net periodic benefit cost	$1.6	1.9	2.6
Postretirement
Interest cost	$1.1	0.8	0.8
Amortization of service cost	(0.3)	(0.3)	—
Amortization of actuarial loss	(0.2)	0.1	—
Net periodic benefit cost	$0.6	0.6	0.8
Assumptions used to determine net periodic benefit cost of the pension plan and postretirement plan for each fiscal year follow:

	2023	2022	2021
Pension
Weighted average discount rate	5.61%	2.91%	2.51%
Long-term rate of return on plan assets	N/A	N/A	N/A
Postretirement
Discount rate	5.58%	3.03%	2.72%
Health care cost trend rate assumed for next year	7.00%	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2025	2025
Expected benefit payments under the defined benefit pension plans and the postretirement benefit plan for the next five years subsequent to 2023 and in the aggregate for the following five years are as follows:

(In millions)	Pension	Postretirement
2024	$3.1	$1.6
2025	3.0	1.6
2026	2.9	1.5
2027	2.8	1.5
2028	2.7	1.5
2029-2033	12.0	6.8
International Plans
Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. As of December 31, 2023 and December 25, 2022, the defined benefit plans had total projected benefit obligations of $83.4 million and $77.8 million, respectively, and fair values of plan assets of $78.8 million and $71.0 million, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $1.3 million, $3.1 million and $4.0 million in 2023, 2022 and 2021, respectively. In fiscal 2024, the Company expects

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

an immaterial amount of unrecognized net losses, amortization of prior service costs and unrecognized transition obligation to be included as a component of net periodic benefit cost.
Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2023 and in the aggregate for the five years thereafter are as follows: 2024: $3.2 million; 2025: $2.9 million; 2026: $3.2 million; 2027: $3.4 million; 2028: $7.3 million; and 2029 through 2033: $23.7 million.
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
(17)    Leases
The Company occupies offices and uses certain equipment under various operating lease arrangements. The Company has no finance leases. The leases have remaining terms of 1 to 15 years, some of which include options to extend lease terms or options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date, was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred. Leases with an expected term of 12 months or less are not capitalized. Lease expense under such leases is recorded straight line over the life of the lease. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases.
The rent expense under such arrangements and similar arrangements that do not qualify as leases under ASU 2016-02, net of sublease income amounted to $89.5 million, $93.9 million and $88.2 million, respectively, for each of the years ended 2023, 2022 and 2021, and was not material to the Company’s financial statements nor were expenses related to short term leases (expected term less than twelve months) or variable lease payments during those same periods.
All leases expire prior to 2039. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. Operating leases often contain renewal options. In those locations in which the Company continues to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.
Information related to the Company's leases for the years ended December 31, 2023 and December 25, 2022 is as follows:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2023	December 25, 2022	December 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48.6	52.4	53.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases net of lease modifications	$87.8	5.8	28.4

Weighted Average Remaining Lease Term:
Operating leases	7.1 years	4.4 years	5.6 years
Weighted Average Discount Rate:
Operating leases	3.8%	3.4%	3.0%

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of December 31, 2023:

Year Ended
(In millions)	December 31, 2023
2024	$45.2
2025	40.3
2026	33.0
2027	22.8
2028	18.2
2029 and thereafter	52.5
Total future lease payments	212.0
Less imputed interest	60.4
Present value of future operating lease payments	151.6
Less current portion of operating lease liabilities (1)	30.5
Non-current operating lease liability (2)	121.1
Operating lease right-of-use assets, net (3)	$126.7

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
Cash Flow Hedges
All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2024.
As of December 31, 2023 and December 25, 2022, the notional amounts and fair values of the Company’s foreign currency forward and option contracts designated as cash flow hedging instruments were as follows:

	2023		2022
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$129.9	(1.7)	166.3	(2.7)
Sales	89.7	(0.2)	99.2	1.2
Production financing and other	31.7	(0.5)	116.8	1.5
Total	$251.3	(2.4)	382.3	—

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets at December 31, 2023 and December 25, 2022 as follows:

(In millions)	2023	2022
Prepaid expenses and other current assets
Unrealized gains	$0.5	4.3
Unrealized losses	(0.1)	(1.8)
Net unrealized gains	$0.4	2.5
Other assets
Unrealized gains	$—	0.3
Unrealized losses	—	—
Net unrealized gains	$—	0.3
Accrued liabilities
Unrealized gains	$0.7	1.6
Unrealized losses	(3.5)	(4.4)
Net unrealized losses	$(2.8)	(2.8)
Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 as follows:

(In millions)	2023	2022	2021
Consolidated Statements of Operations Classification
Cost of sales	$(1.1)	17.3	(4.7)
Net revenues	0.2	2.3	1.0
Other	(2.2)	(0.9)	2.0
Net realized (losses) gains	$(3.1)	18.7	(1.7)
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of December 31, 2023 and December 25, 2022, the total notional amounts of the Company’s undesignated derivative instruments were $340.5 million and $765.6 million, respectively.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2023 and December 25, 2022, the fair value of the Company’s undesignated derivative financial instruments are recorded in the Consolidated Balance Sheets as follows:

(In millions)	2023	2022
Prepaid expenses and other current assets
Unrealized gains	$0.3	10.9
Unrealized losses	—	(5.9)
Net unrealized gains	$0.3	5.0

Accrued liabilities
Unrealized gains	$1.4	—
Unrealized losses	(2.5)	—
Net unrealized losses	$(1.1)	—
Total unrealized (losses) gains, net	$(0.8)	5.0
The Company recorded net gains of $23.4 million, $42.1 million and $4.6 million on these instruments to Other expense (income), net for 2023, 2022 and 2021, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.
For additional information related to the Company’s derivative financial instruments see notes 4 and 14.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(19)    Restructuring Actions
During 2018 and 2020, the Company took certain restructuring actions including headcount reduction aimed at right-sizing the Company’s cost-structure and integration actions related to the acquisition of eOne. As of December 31, 2023, the Company had a remaining balance of $2.5 million in severance and other employee expenses related to these programs included within other accrued liabilities in the Consolidated Balance Sheets, after making payments of $2.6 million in fiscal 2023. Substantially all of the remaining cash payments related to these programs are expected to be made by the end of 2024.
During 2022, in support of Blueprint 2.0, Hasbro announced an Operational Excellence program ("the Program"), an ongoing enterprise-wide initiative intended to improve our business through specialized organizational programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. In January 2023, in connection the Program we announced the elimination of approximately 1,000 positions from our global workforce, or approximately 15% of global full-time employees. In December 2023, following a further review of the Company’s cost structure and organizational design, the Company announced additional strategic steps to position the business for future growth, including a revised organizational structure as well as additional headcount reductions. The Company’s organizational structure changes will result in the reallocation of people and resources, which will include voluntary early retirement for certain groups of employees and additional involuntary reductions in employees (“Additional Actions”). The Company currently anticipates that approximately 900 incremental positions will be eliminated as part of the Additional Actions, which are expected to be substantially completed over the next 18 to 24 months.
Charges related to the Program were recorded in Selling, distribution and administration expense within Corporate and Other. These actions are expected to be substantially complete by the end of 2024. Going forward, the Company may implement further cost-saving initiatives under the Program that could result in additional restructuring charges including severance and other employee charges.
As of December 31, 2023, the liability balance associated with Program related restructuring actions consisted of severance payments recorded within Other accrued liabilities in the Consolidated Balance Sheets as follows:

(In millions)	Total
Operational Excellence:
Balance at December 25, 2022	84.9
2023 charges	38.2
2023 payments	(41.9)
Balance at December 31, 2023	81.2
The following table presents the restructuring charges incurred to date under the Program, along with the estimated charges expected to be incurred on approved initiatives under the plan as of December 31, 2023:

(In millions)	Total
Operational Excellence:
Charges incurred to date	132.3
Estimated charges to be incurred on approved initiatives	—
Total expected charges on approved initiatives	132.3
(20)    Commitments and Contingencies
Hasbro had unused open letters of credit and related instruments of approximately $13.3 million and $11.9 million at December 31, 2023 and December 25, 2022, respectively.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 31, 2023, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2024: $108.6 million; 2025: $103.5 million; 2026: $73.2 million; 2027: $34.0 million; 2028: $5.0 million; and thereafter: $5.0 million. As of December 31, 2023, the Company had $19.0 million of prepaid royalties, all of which are included in prepaid expenses and other current assets.
Interest payment obligations on the Company's fixed-rate long-term debt are as follows: 2024: $145.9 million; 2025: $130.9 million; 2026: $130.9 million; 2027: $104.0 million; 2028: $87.0 million; and thereafter: $632.1 million. See note 11 for information on repayment terms for the Company's variable rate term loans.
The Company enters into contracts with certain partners which among other things, provide the Company with the right of first refusal to purchase, distribute, or license certain entertainment projects or content. As of December 31, 2023, the Company estimates that it may be obligated to pay $3.9 million and $1.5 million in 2024 and 2025, respectively, related to such agreements.
In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $9.9 million and may range from approximately $0.4 million to $6.4 million per year during the period 2024 to 2026, with no remaining payments due thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.
As of December 31, 2023, the Company estimates payments related to inventory and tooling purchase commitments may total approximately $157.3 million.
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
(21)    Segment Reporting
Segment and Geographic Information
Hasbro is a toy and game company with a broad portfolio of brands and entertainment content spanning toys, games, licensed products ranging from traditional to digital, as well as film and television entertainment. The Company's reportable segments are Consumer Products, Wizards of the Coast and Digital Gaming, Entertainment, and Corporate and Other.
The Consumer Products segment engages in the sourcing, marketing and sales of toy and game products around the world. The Consumer Products business also promotes the Company's brands through the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties, through the sale of branded consumer products such as toys and apparel. Additionally, through license agreements with third parties, we develop and sell products based on popular third-party brands. The Wizards of the Coast and Digital Gaming business engages in the promotion of the Company's brands through the development of trading card, role-playing and digital game experiences based on Hasbro and Wizards of the Coast games. Additionally, we out-license certain of our brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties, into digital gaming experiences. The Entertainment segment engages in the development and production of Hasbro-branded entertainment content including film, television, children’s programming, digital content and live entertainment focused on Hasbro-owned properties.
Segment performance is measured at the operating profit level. Included in Corporate and Other are certain corporate expenses, including the elimination of intersegment transactions and certain assets benefiting more than one segment. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

adjustments to actual expenses and foreign exchange rates included in Corporate and Other. The accounting policies of the segments are the same as those referenced in note 1.
Results shown for fiscal years 2023, 2022 and 2021 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.
Information by segment and a reconciliation to reported amounts are as follows:

(In millions)	Revenues from External Customers	Affiliate Revenue	Depreciation and Amortization	Capital Additions	Total Assets
2023
Consumer Products (a)	$2,886.4	279.9	130.0	60.0	6,456.2
Wizards of the Coast and Digital Gaming	1,457.6	183.6	27.8	122.5	4,340.5
Entertainment (a)(b)	659.3	51.8	28.5	0.4	3,507.7
Corporate and Other (b)	—	(515.3)	24.4	26.4	(7,763.5)
Consolidated Total	$5,003.3	—	210.7	209.3	6,540.9
2022
Consumer Products (a)	$3,572.5	396.7	152.5	87.0	5,757.7
Wizards of the Coast and Digital Gaming	1,325.1	172.5	14.6	52.5	2,968.7
Entertainment (a)(b)	959.1	57.5	43.8	6.9	6,273.3
Corporate and Other (b)	—	(626.7)	21.6	27.8	(5,703.8)
Consolidated Total	$5,856.7	—	232.5	174.2	9,295.9
2021
Consumer Products	$3,981.6	465.4	112.4	73.1	4,925.5
Wizards of the Coast and Digital Gaming	1,286.6	121.6	48.5	35.1	1,585.1
Entertainment (b)	1,152.2	61.5	96.6	6.2	6,052.8
Corporate and Other (b)	—	(648.5)	22.6	18.3	(2,525.6)
Consolidated Total	$6,420.4	—	280.1	132.7	10,037.8

(In millions)	2023	2022	2021
Operating profit (loss)
Consumer Products	$(64.7)	217.3	401.4
Wizards of the Coast and Digital Gaming	525.7	538.3	547.0
Entertainment (b)	(1,911.5)	22.7	(91.8)
Corporate and Other (b)(c)	(88.3)	(370.6)	(93.3)
Operating profit (loss)	(1,538.8)	407.7	763.3
Interest expense	186.3	171.0	179.7
Interest income	(23.0)	(11.8)	(5.4)
Other non-operating expense (income)	7.0	(13.0)	7.1
Earnings (loss) before income taxes	$(1,709.1)	261.5	581.9
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(c)Corporate and Other Operating profit (loss) includes Operational Excellence related transformation office and consulting fees of $35.3 million for the year ended December 31, 2023, which are recorded within Selling, distribution and administration costs within the Consolidated Statements of Operations. Third party consultants were engaged to assist the Company in performing a comprehensive review of operations and developing a transformation plan designed to support the organization in identifying, realizing, and capturing savings through the identification of organizational initiatives intended to create efficiencies and improve business processes and operations. The consultants assisted in providing benchmark data and are currently assisting with the design of an improved operating model and supply chain function. The Company expects this consulting assistance to conclude in 2024 in line with the planning stages of the final components of the transformation plan. Corporate and Other Operating Profit (loss) includes other consulting expense of $24.7 million for the year ended December 25, 2022, as well as incentive compensation for all periods presented.
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the three fiscal years ended December 31, 2023.

(In millions)	2023	2022	2021
North America	$1,649.1	2,064.8	2,315.9
Europe	669.5	899.5	1,067.7
Asia Pacific	256.3	293.4	310.1
Latin America	311.5	314.8	287.9
Net revenues	$2,886.4	3,572.5	3,981.6
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category for the three fiscal years ended December 31, 2023:

(In millions)	2023	2022	2021
Tabletop Gaming	$1,072.5	1,067.0	950.6
Digital and Licensed Gaming	385.1	258.1	336.0
Net revenues	$1,457.6	1,325.1	1,286.6
The following table represents consolidated Entertainment segment net revenues by category for the three fiscal years ended December 31, 2023.

(In millions)	2023	2022	2021
Film and TV	$575.5	837.6	932.5
Family Brands	83.8	79.4	132.9
Music and Other	—	42.1	86.8
Net revenues	$659.3	959.1	1,152.2
The following table presents consolidated net revenues by brand portfolio for the three fiscal years ended December 31, 2023.

(In millions)	2023	2022	2021
Franchise Brands	$3,256.5	3,350.8	3,541.9
Partner Brands	687.8	1,052.0	1,161.0
Portfolio Brands	521.3	625.2	719.8
Non-Hasbro Branded Film & TV	537.7	828.7	997.7
Net revenues	$5,003.3	5,856.7	6,420.4
Net revenue from Hasbro’s Total Gaming category, including all gaming revenues, most notably DUNGEONS
& DRAGONS, MAGIC: THE GATHERING and Hasbro Gaming, totaled $2,074.4 million, $1,997.5 million and $2,098.9 million for the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively, of which MAGIC: THE GATHERING contributed $1,085.8 million, $1,065.2 million and $992.1 million.

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

(In millions)	2023	2022	2021
Net revenues
United States	$3,010.1	3,544.2	3,898.9
International	1,993.2	2,312.5	2,521.5
	$5,003.3	5,856.7	6,420.4
Long-lived assets
United States	$1,153.7	1,042.3	1,359.6
International	2,201.6	3,665.3	3,653.0
	$3,355.3	4,707.6	5,012.6
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
In 2023 and 2022 the Company’s largest customers were Walmart, Inc. and Amazon.com, Inc. with sales to each of these customers amounting to 11% of consolidated net revenues in 2023 and 11% and 10%, respectively, of consolidated net revenues during 2022. In 2021 sales to these customers amounted to 13% and 11%, respectively, of consolidated net revenues. Net revenues from the Company’s major customers are reported within the Consumer Products segment, Wizards of the Coast & Digital Gaming segment and the Entertainment segment.
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013)”. Based on this assessment, Hasbro’s management concluded that, as of December 31, 2023, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Hasbro, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Hasbro, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 25, 2022, the related consolidated statements of operations, comprehensive earnings, shareholders’ equity and redeemable noncontrolling interests, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II - valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Providence, Rhode Island
February 28, 2023

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    Other Information.
Trading Plans
During the period ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and, if applicable, under “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Providence, RI, Auditor ID: 185.
The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, and Financial Statement Schedules.
(a) Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits
(1) Consolidated Financial Statements
Included in PART II of this report:
Report of Independent Registered Public Accounting Firm (PCAOBID 185)
Consolidated Balance Sheets at December 31, 2023 and December 25, 2022
Consolidated Statements of Operations for the Three Fiscal Years Ended in December 2023, 2022 and 2021
Consolidated Statements of Comprehensive Earnings for the Three Fiscal Years Ended in December 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended in December 2023, 2022 and 2021
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the Three Fiscal Years Ended in December 2023, 2022 and 2021
Notes to Consolidated Financial Statements
(2) Consolidated Financial Statement Schedules
Included in PART IV of this report:
For the Three Fiscal Years Ended in December 2023, 2022 and 2021:
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
(a)
Equity Purchase Agreement, dated as of August 3, 2023, by and among Hasbro, Inc., Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.à.r.l. (Incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed August 7, 2023, File No. 1-6682.)

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

(b)
First Amendment to Second Amended and Restated Revolving Credit Agreement, dated April 12, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2023, File No. 1-6682.)

(c)
Second Amendment to the Second Amended and Restated Revolving Credit Agreement, dated August 3, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 7, 2023, File No. 1-6682.)

(d)
Third Amended and Restated Revolving Credit Agreement, dated September 5, 2023, by and among Hasbro, Inc., Hasbro SA, Bank of America, N.A., and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2023, File No. 1-6682.)

	(e)	Form of Commercial Paper Deal Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
	(f)	Form of Issuing and Paying Agent Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 28, 2011, File No. 1-6682.)
(g)
Term Loan Agreement, dated as of September 20, 2019, by and among Hasbro, Inc., Bank of America, N.A., and the other financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2019, File No. 1-6682).

	(h)	First Amendment to Term Loan Agreement, dated April 12, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 14, 2023, File No. 1-6682.)
	(i)	Second Amendment to Term Loan Agreement, dated August 3, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 7, 2023, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(j)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
	(k)	Hasbro, Inc. Amended and Restated Deferred Compensation Plan for Non-Employee Directors.
	(l)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)
(m)
First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders, File No. 1-6682.)

(n)
Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders, File No. 1-6682.)

(o)
Third Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, File No. 1-6682.)

(p)
Form of 2023 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, File No. 1-6682.)

(q)
Form of 2023 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, File No. 1-6682.)

(r)
Form of 2023 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, File No. 1-6682.)

Exhibit
(s)
Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)

(t)
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

	(v)	Hasbro, Inc. 2023 Performance Rewards Program.
(w)
Employment Agreement with Chris Cocks, dated January 5, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k filed with the SEC on January 10, 2022, File No. 1-6682.)

	(x)	Letter Agreement with Gina Goetter, dated April 3, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023. File No. 1-6682.)
	(y)	Letter Agreement with Tim Kilpin, dated March 29, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023. File No. 1-6682.)
(z)
Transitional Advisory Services Agreement, dated March 10, 2023, between Hasbro and Deborah Thomas (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2023, File No. 1-6682).

	(aa)	Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives, as amended.
21.		Subsidiaries of the registrant.
23.		Consent of KPMG LLP.
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
97.		Hasbro, Inc. Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
*Furnished herewith.
The Company agrees to furnish the Securities and Exchange Commission, upon request, a copy of each agreement with respect to long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Schedule II-Valuation and Qualifying Accounts
Fiscal Years Ended in December
(Thousands of Dollars)

Valuation accounts deducted from assets to which they apply — for credit losses for accounts receivable:	Balance at Beginning of Year	Expense (Benefit)	Other Additions	Write-Offs and Other	Balance at End of Year
2023	$20.0	$4.2	$—	$(11.5)	$12.7
2022	$22.9	$7.9	$—	$(10.8)	$20.0
2021	$33.6	$5.3	$—	$(16.0)	$22.9

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HASBRO, INC.
(Registrant)

By:	/s/ Christian P. Cocks	Date: February 28, 2024
Christian P. Cocks Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian P. Cocks	Chief Executive Officer and Director	February 28, 2024
Christian P. Cocks

/s/ Gina Goetter	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Principal Accounting Officer)	February 28, 2024
Gina Goetter

/s/ Richard S. Stoddart	Chair of the Board of Directors	February 28, 2024
Richard S. Stoddart

/s/ Michael R. Burns	Director	February 28, 2024
Michael R. Burns

/s/ Hope F. Cochran	Director	February 28, 2024
Hope F. Cochran

/s/ Lisa Gersh	Director	February 28, 2024
Lisa Gersh

/s/ Elizabeth Hamren	Director	February 28, 2024
Elizabeth Hamren

/s/ Blake Jorgensen	Director	February 28, 2024
Blake Jorgensen

/s/ Tracy A. Leinbach	Director	February 28, 2024
Tracy A. Leinbach

/s/ Laurel J. Richie	Director	February 28, 2024
Laurel J. Richie

/s/ Mary Beth West	Director	February 28, 2024
Mary Beth West

/s/ Linda K. Zecher Higgins	Director	February 28, 2024
Linda K. Zecher Higgins