Form 10-Q
period 2024-03-31
HASBRO, INC.
filed 2024-05-01
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of April 25, 2024 was 139,215,964.

Hasbro, Inc.
Form 10-Q
For the Quarter Ended March 31, 2024

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies and plans; products, gaming and entertainment; anticipated cost savings; and financial targets. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties.
Factors that might cause such a difference include, but are not limited to:

•our ability to successfully execute on our business strategy and transformation initiatives, and to achieve anticipated cost savings;
•our ability to successfully compete in the play industry;
•our ability to transform our business and capabilities to address the changing global consumer landscape;
•our ability to design, develop, manufacture, and ship products on a timely and profitable basis;
•the concentration of our customers, potentially increasing the negative impact to our business of difficulties experienced by any of our customers or changes in their purchasing or selling patterns;
•inflation and downturns in global and regional economic conditions impacting one or more of the markets in which we sell products, which can negatively impact our customers and consumers, result in lower employment levels, consumer disposable income, retailer inventories and spending, including lower spending on purchases of our products;
•risks related to economic and public health conditions or regulatory changes in the markets in which we and our customers, partners, licensees, suppliers and manufacturers operate, such as inflation, rising interest rates, higher commodity prices, labor costs or transportation costs, or outbreaks of illness or disease, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs or delays in revenue;
•our dependence on third party relationships, including with third party partners, manufacturers, distributors, studios, content producers, licensors, licensees, and outsourcers, which creates reliance on others and loss of control;
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
•our ability to attract and retain talented and diverse employees, particularly following recent workforce reductions;
•risks relating to the impairment and/or write-offs of businesses, products and content we acquire and/or produce;
•the risk that acquisitions, dispositions and other investments we complete may not provide us with the benefits we expect, or the realization of such benefits may be significantly delayed;
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
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).

The statements contained herein are based on our current beliefs and expectations. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-Q or to update them to reflect events or circumstances occurring after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	March 31, 2024	April 2, 2023	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $0.9 million, $13.4 million and $0.6 million	$570.2	$386.2	$545.4
Accounts receivable, net	632.5	685.2	1,029.3
Inventories	336.2	713.4	332.0
Prepaid expenses and other current assets	456.5	754.4	416.9
Total current assets	1,995.4	2,539.2	2,323.6
Property, plant and equipment, less accumulated depreciation of $625.4 million, $637.8 million and $618.9 million	501.3	509.1	488.6
Other assets:
Goodwill	2,278.8	3,470.1	2,279.2
Other intangible assets, net of accumulated amortization of $1,314.7 million, $1,165.3 million and $1,296.9 million	569.7	801.0	587.5
Other	857.8	1,604.3	862.0
Total other assets	3,706.3	5,875.4	3,728.7
Total assets	$6,203.0	$8,923.7	$6,540.9
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$—	$134.5	$—
Current portion of long-term debt	500.0	109.0	500.0
Accounts payable	254.2	360.1	340.6
Accrued liabilities	1,038.0	1,293.8	1,215.8
Total current liabilities	1,792.2	1,897.4	2,056.4
Long-term debt	2,966.9	3,682.4	2,965.8
Other liabilities	414.0	585.2	431.7
Total liabilities	$5,173.1	$6,165.0	$5,453.9
Commitments and contingencies (Note 14)
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at March 31, 2024, April 2, 2023, and December 31, 2023	110.1	110.1	110.1
Additional paid-in capital	2,569.9	2,535.7	2,590.6
Retained earnings	2,148.0	3,951.8	2,188.4
Accumulated other comprehensive loss	(203.3)	(237.4)	(201.5)
Treasury stock, at cost; 81,081,180 shares at March 31, 2024; 81,687,608 shares at April 2, 2023; and 81,498,181 shares at December 31, 2023	(3,618.8)	(3,629.4)	(3,625.7)
Noncontrolling interests	24.0	27.9	25.1
Total shareholders' equity	1,029.9	2,758.7	1,087.0
Total liabilities, noncontrolling interests and shareholders' equity	$6,203.0	$8,923.7	$6,540.9

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Quarter Ended
	March 31, 2024	April 2, 2023
Net revenues	$757.3	$1,001.0
Costs and expenses:
Cost of sales	204.2	285.3
Program cost amortization	8.1	122.5
Royalties	50.9	69.0
Product development	65.5	83.3
Advertising	51.5	82.8
Amortization of intangibles	17.0	23.1
Selling, distribution and administration	234.8	317.1
Loss on disposal of business	9.1	—
Total costs and expenses	641.1	983.1
Operating profit	116.2	17.9
Non-operating expense (income):
Interest expense	38.5	46.3
Interest income	(8.3)	(6.0)
Other expense (income), net	5.0	(1.4)
Total non-operating expense, net	35.2	38.9
Earnings (loss) before income taxes	81.0	(21.0)
Income tax expense	21.9	0.7
Net earnings (loss)	59.1	(21.7)
Net earnings attributable to noncontrolling interests	0.9	0.4
Net earnings (loss) attributable to Hasbro, Inc.	$58.2	$(22.1)

Net earnings (loss) per common share:
Basic	$0.42	$(0.16)
Diluted	$0.42	$(0.16)
Cash dividends declared per common share	$0.70	$0.70
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Quarter Ended
	March 31, 2024	April 2, 2023
Net earnings (loss)	$59.1	$(21.7)
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	(4.0)	24.3
Net gains (losses) on cash flow hedging activities, net of tax	1.8	(4.6)
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	0.4	(2.1)
Amortization of unrecognized pension and postretirement amounts	—	(0.1)
Total other comprehensive earnings (loss), net of tax	$(1.8)	$17.5
Total comprehensive earnings attributable to noncontrolling interests	0.9	0.4
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$56.4	$(4.6)
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Three months ended
	March 31, 2024	April 2, 2023
Cash flows from operating activities:
Net earnings (loss)	$59.1	$(21.7)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	21.3	23.9
Loss on disposal of business	9.1	—
Amortization of intangibles	17.0	23.1
Program cost amortization	8.1	122.5
Deferred income taxes	10.8	(2.8)
Stock-based compensation	(5.0)	15.7
Other non-cash items	8.7	(0.5)
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	388.3	454.6
Increase in inventories	(7.9)	(32.5)
Increase in prepaid expenses and other current assets	(36.4)	(75.4)
Program spend, net	(9.3)	(266.3)
Decrease in accounts payable and accrued liabilities	(279.3)	(167.0)
Other	(6.7)	15.2
Net cash provided by operating activities	177.8	88.8
Cash flows from investing activities:
Additions to property, plant and equipment	(45.8)	(53.2)
Other	(2.3)	(2.4)
Net cash utilized by investing activities	(48.1)	(55.6)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	—	1.2
Repayments of borrowings with maturity greater than three months	—	(35.5)
Net repayments from other short-term borrowings	—	(7.7)
Dividends paid	(97.2)	(96.7)
Payments related to tax withholding for share-based compensation	(10.2)	(14.0)
Stock-based compensation transactions	0.2	—
Other	(1.7)	(3.9)
Net cash utilized by financing activities	(108.9)	(156.6)
Effect of exchange rate changes on cash	4.0	(3.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	24.8	(126.9)
Cash, cash equivalents and restricted cash at beginning of year	545.4	513.1
Cash, cash equivalents and restricted cash at end of period	$570.2	$386.2

Supplemental information
Cash paid during the period for:
Interest	$28.5	$34.3
Income taxes, net	$5.1	$26.0

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)
(Unaudited)

Three Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2023	$110.1	$2,590.6	$2,188.4	$(201.5)	$(3,625.7)	$25.1	$1,087.0
Net earnings attributable to Hasbro, Inc.	—	—	58.2	—	—	—	58.2
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.9	0.9
Other comprehensive loss	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation transactions	—	(16.9)	—	—	6.9	—	(10.0)
Stock-based compensation expense	—	(5.0)	—	—	—	—	(5.0)
Dividends declared	—	1.2	(98.6)	—	—	—	(97.4)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.0)	(2.0)
Balance, March 31, 2024	$110.1	$2,569.9	$2,148.0	$(203.3)	$(3,618.8)	$24.0	$1,029.9

Three Months Ended April 2, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 25, 2022	$110.1	$2,540.6	$4,071.4	$(254.9)	$(3,634.4)	$29.1	$2,861.9
Net loss attributable to Hasbro, Inc.	—	—	(22.1)	—	—	—	(22.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.4	0.4
Other comprehensive earnings	—	—	—	17.5	—	—	17.5
Stock-based compensation transactions	—	(19.0)	—	—	5.0	—	(14.0)
Stock-based compensation expense	—	15.7	—	—	—	—	15.7
Dividends declared	—	0.5	(97.5)	—	—	—	(97.0)
Buyout of redeemable noncontrolling interest	—	(2.1)	—	—	—	—	(2.1)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.6)	(1.6)
Balance, April 2, 2023	$110.1	$2,535.7	$3,951.8	$(237.4)	$(3,629.4)	$27.9	$2,758.7

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all consolidated subsidiaries ("Hasbro" or the "Company") as of March 31, 2024, April 2, 2023, and December 31, 2023, and the results of its operations and cash flows and shareholders' equity for the periods ended March 31, 2024 and April 2, 2023 in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes thereto. Actual results could differ from those estimates.

The quarters ended March 31, 2024 and April 2, 2023 were 13-week and 14-week periods, respectively.

The results of operations for the quarter ended March 31, 2024 are not necessarily indicative of results to be expected for the full year 2024, nor were those of the comparable 2023 period representative of those actually experienced for the full year 2023.

These consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company filed with the SEC audited consolidated financial statements for the fiscal year ended December 31, 2023 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"), which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein.

Other Adjustments
During the quarter ended March 31, 2024, the Company corrected a prior year error and recorded an $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that should have been recorded during fiscal year 2023. The $18.1 million benefit recorded during the quarter ended March 31, 2024 is not considered to be material to the full year 2023 or 2024 consolidated financial statements.

Significant Accounting Policies
The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's 2023 Form 10-K.

Recently Adopted Accounting Standards
During the quarter ended March 31, 2024, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. We are assessing the impact of this ASU and upon adoption expect that any impact would be limited to additional segment expense disclosures in the footnotes to our consolidated financial statements. We expect to adopt the standard beginning with our 2024 Form 10-K.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements in Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment, entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new rules are effective for annual periods beginning after December 15, 2024. We are currently assessing the impact of this ASU on our consolidated financial statements.

(2) Revenue Recognition

Revenue is recognized when control of the promised goods, functional intellectual property or production is transferred to the customers or licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The majority of the Company’s revenues are derived from sales of finished products to customers. See note 1 of the Company's 2023 Annual Report for the Company's revenue recognition accounting policy.

Contract Assets and Liabilities
In the ordinary course of business, the Company’s Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment segments enter into contracts to license certain of the Company’s intellectual property, providing licensees right-to-use or access such intellectual property for use in the production and sale of consumer products and digital game development, and for use within content for distribution over streaming platforms and for television and film. The Company also licenses owned television and film content for distribution to third parties in formats that include broadcast, digital streaming and theatrical. Through these arrangements, the Company may receive advanced royalty payments from licensees, either in advance of a licensees’ subsequent sales to customers or, prior to the completion of the Company’s performance obligation. In addition, the Company’s Wizards of the Coast and Digital Gaming segment may receive advanced payments from end users of its digital games at the time of the initial purchase, through in-application purchases or through subscription services. These digital gaming revenues are recognized over a period of time, determined based on player usage patterns or the estimated playing life of the user, or when additional downloadable content is made available, or as with subscription services, ratably over the subscription term. The Company defers revenues on all licensee and digital gaming advanced payments until the respective performance obligations are satisfied. The Company records the aggregate deferred revenues as contract liabilities, with the current portion recorded within Accrued liabilities and the long-term portion recorded as Other non-current liabilities in the Company’s Consolidated Balance Sheets. The Company records contract assets, primarily related to (1) minimum guarantees being recognized in advance of contractual invoicing, which are recognized ratably over the terms of the respective license periods, and (2) film and television distribution revenues recorded for content delivered, where payment will occur over the license term. The current portion of contract assets is recorded in Prepaid expenses and Other current assets and the long-term portion is recorded within Other long-term assets.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The changes in carrying amounts of contract assets and liabilities for the three months ended March 31, 2024 and April 2, 2023 are as follows:

	March 31, 2024	April 2, 2023
Assets
Balance at beginning of the year	$213.3	$594.4
Recognized in current year	60.8	213.8
Amounts reclassified to accounts receivable	(54.8)	(218.7)
Foreign currency impact	0.3	7.7
Ending Balance	$219.6	$597.2

Liabilities
Balance at beginning of the year	$230.8	$113.0
Recognized in current year	55.0	80.3
Amounts in beginning balance reclassified to revenue	(22.1)	(53.3)
Current year amounts reclassified to revenue	(22.0)	(22.5)
Foreign currency impact	(10.1)	(2.2)
Ending Balance	$231.6	$115.3

Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of March 31, 2024, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $2.1 million. Of this amount, we expect to recognize $1.9 million in the remainder of 2024 and $0.2 million in 2025. These amounts include only fixed consideration.

Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of March 31, 2024 and April 2, 2023 are primarily from contracts with customers. A summary of the activity in the allowance for credit losses for the three months ended March 31, 2024 and April 2, 2023 are as follows:

	March 31, 2024	April 2, 2023

Balance at beginning of the year	$12.7	$20.0
Charged to costs and expenses, net	0.7	1.3
Foreign currency impact	(0.3)	0.4
Ending balance	$13.1	$21.7

Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Consumer Products, Wizards of the Coast and Digital Gaming, and Entertainment. The Company further disaggregates revenues within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; within its Wizards of the Coast and Digital Gaming segment by category: Tabletop Gaming and Digital and Licensed Gaming; and within its Entertainment segment by category: Film & TV, Family Brands, and Other. Finally, the Company disaggregates its revenues by brand portfolio into three brand categories: Franchise Brands, Partner Brands and Portfolio Brands. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Effective in the first quarter of 2024, subsequent to the sale of the eOne Film and TV business (as defined in Note 3), the Company moved the remaining Non-Hasbro Branded Film & TV brands into Portfolio Brands to align with the Company's Brand Strategy. For comparability, net revenues for quarter ended April 2, 2023, has been reclassified to reflect the movement, resulting in a change of $0.1 million.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the quarters ended March 31, 2024 and April 2, 2023:

	Quarter Ended
	March 31, 2024	April 2, 2023
North America	$239.1	$279.1
Europe	87.5	131.6
Asia Pacific	48.8	63.3
Latin America	37.6	46.4
Net revenues	$413.0	$520.4

The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters ended March 31, 2024 and April 2, 2023:

	Quarter Ended
	March 31, 2024	April 2, 2023
Tabletop Gaming	$228.2	$217.9
Digital and Licensed Gaming	88.1	77.3
Net revenues	$316.3	$295.2

The following table represents consolidated Entertainment segment net revenues by category for the quarters ended March 31, 2024 and April 2, 2023:

	Quarter Ended
	March 31, 2024	April 2, 2023
Film and TV	$—	$168.4
Family Brands	28.0	17.0
Net revenues	$28.0	$185.4

The following table presents consolidated net revenues by brand portfolio for the quarters ended March 31, 2024 and April 2, 2023:

	Quarter Ended
Net revenues	March 31, 2024	April 2, 2023
Franchise Brands	$606.5	$613.4
Partner Brands	87.7	132.7
Portfolio Brands	63.1	92.1
Non-Hasbro Branded Film & TV (1)	—	162.8
Total	$757.3	$1,001.0
(1) Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(3) Sale of Non-Core Entertainment One Film and TV Business

On December 27, 2023, the Company completed the sale of its Entertainment One film and television business ("eOne Film and TV") to Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.à.r.l (collectively "Lionsgate"), pursuant to the terms of an Equity Purchase Agreement dated August 3, 2023, among Hasbro and Lionsgate. The Company sold eOne Film and TV for a sales price of $375.0 million in cash, subject to the satisfaction of customary net working capital closing conditions and holdbacks for certain retained liabilities, plus the assumption by Lionsgate of production financing loans.

The Company recorded a pre-tax non-cash charge of $539.0 million within Loss on disposal of business on the Consolidated Statements of Operations for the year ended December 31, 2023. The Company also recorded pre-tax cash transaction expenses of $35.1 million within Selling, distribution and administration expense on the Consolidated Statements of Operations for the year ended December 31, 2023. See note 3 of the Company's 2023 Annual Report for further detail of the Company's sale of the eOne Film and TV business.

(4) Earnings (Loss) Per Share

Net earnings (loss) per share data for the quarters ended March 31, 2024 and April 2, 2023 were computed as follows:

	Quarter Ended
	March 31, 2024	April 2, 2023
Net earnings (loss) attributable to Hasbro, Inc.	$58.2	$(22.1)

Average shares outstanding	139.1	138.6
Effect of dilutive securities:
Options and other share-based awards	0.2	—
Equivalent Shares	139.3	138.6

Net earnings (loss) attributable to Hasbro, Inc. per common share
Basic	$0.42	$(0.16)
Diluted	$0.42	$(0.16)

For the quarters ended March 31, 2024 and April 2, 2023, options and restricted stock units totaling 2.6 million and 4.2 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the fiscal 2023 amount, 2.0 million would have been included in the calculation of diluted shares had the Company not had a net loss for the quarter ended April 2, 2023. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 0.1 million being included in the diluted earnings per share calculation for the quarter ended April 2, 2023.

(5) Goodwill

Changes in the carrying amount of goodwill, by operating segment, for the quarters ended March 31, 2024 and April 2, 2023 are as follows:

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2024
Balance as of December 31, 2023 (1)	$1,582.3	$371.7	$325.2	$2,279.2
Foreign exchange translation	(0.1)	(0.2)	(0.1)	(0.4)
Balance as of March 31, 2024	$1,582.2	$371.5	$325.1	$2,278.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
2023
Balance as of December 25, 2022	$1,584.7	$371.5	$1,513.9	$3,470.1
Foreign exchange translation	—	—	—	—
Balance as of April 2, 2023 (1)	$1,584.7	$371.5	$1,513.9	$3,470.1
(1) During the second and fourth quarters of 2023, the Company recorded $231.2 million and $960.0 million of non-cash goodwill impairments charges, respectively, within the Entertainment segment. See further detail in the 2023 Annual Report.

(6) Other Comprehensive Earnings (Loss)

Components of Other comprehensive earnings (loss) are presented within the Consolidated Statements of Comprehensive Earnings (Loss). The following table presents the related tax effects on changes in Other comprehensive earnings (loss) for the quarters ended March 31, 2024 and April 2, 2023.

	Quarter Ended
	March 31, 2024	April 2, 2023

Other comprehensive earnings (loss), tax effect:
Tax benefit on cash flow hedging activities	$—	$1.2
Reclassifications to earnings, tax effect:
Tax (benefit) expense on cash flow hedging activities	(0.2)	0.1
Total tax effect on other comprehensive earnings (loss)	$(0.2)	$1.3

Changes in the components of Accumulated other comprehensive earnings (loss), net of tax for the quarters ended March 31, 2024 and April 2, 2023 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2024
Balance at December 31, 2023	$(4.2)	$(16.8)	$(0.1)	$(180.4)	$(201.5)
Current period other comprehensive earnings (loss)	—	2.2	—	(4.0)	(1.8)
Balance at March 31, 2024	$(4.2)	$(14.6)	$(0.1)	$(184.4)	$(203.3)

2023
Balance at December 25, 2022	$(3.0)	$(12.0)	$(0.1)	$(239.8)	$(254.9)
Current period other comprehensive earnings (loss)	(0.1)	(6.7)	—	24.3	17.5
Balance at April 2, 2023	$(3.1)	$(18.7)	$(0.1)	$(215.5)	$(237.4)

Gains (Losses) on Derivative Instruments
At March 31, 2024, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $0.6 million in Accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the first quarter of 2024 or forecasted to be purchased during the remainder of 2024, intercompany expenses expected to be paid or received during 2024 and cash receipts for sales made at the end of the first quarter of 2024 or forecasted to be made in the remainder of 2024. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales expenses.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes that were repaid in full in the aggregate principal amount of $300.0 million in 2021, and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At March 31, 2024, deferred losses, net of tax of $13.8 million related to these instruments remained in AOCE. For the quarters ended March 31, 2024 and April 2, 2023, previously deferred losses of $0.2 million related to these instruments were reclassified from AOCE to net earnings.

Of the net deferred losses included in AOCE at March 31, 2024, the Company expects net losses of approximately $0.9 million to be reclassified to the Consolidated Statements of Operations within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

See note 12 for additional discussion on reclassifications from AOCE to earnings.

(7) Additional Balance Sheet Information

Components of Accrued liabilities for the periods ended March 31, 2024, April 2, 2023 and December 31, 2023 were as follows:

	March 31, 2024	April 2, 2023	December 31, 2023
Royalties	$255.6	$131.0	$286.8
Deferred revenue	103.5	113.7	101.6
Lag and cancellation charges	112.0	84.6	118.9
Dividends	97.4	97.0	97.2
Severance	75.7	82.4	83.7
Accrued income taxes	59.0	33.5	61.6
Other taxes	45.8	71.6	68.7
Interest	38.1	40.8	29.9
General vendor accruals	34.9	50.1	51.9
Participations and residuals	33.7	275.7	34.0
Advertising	33.3	36.7	45.0
Lease liability - current	29.1	37.9	30.5
Payroll and management incentives	21.9	15.4	85.6
Defined contributions plans	18.9	23.2	29.7
Freight	17.0	22.7	22.9
Insurance	14.6	12.8	13.3
Professional fees	10.0	10.4	12.4
Accrued expenses - IIP & IIC	0.7	60.6	0.7
Other	36.8	93.7	41.4
Total accrued liabilities	$1,038.0	$1,293.8	$1,215.8

Prepaid expenses and other current assets include accrued income, current of $127.3 million, $423.0 million, and $85.6 million as of March 31, 2024, April 2, 2023 and December 31, 2023, respectively.

Other assets include deferred tax assets of $406.3 million, $263.5 million, and $427.9 million as of March 31, 2024, April 2, 2023 and December 31, 2023, respectively, and content assets of $165.3 million, $950.2 million, and $162.8 million as of March 31, 2024, April 2, 2023 and December 31, 2023, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(8) Debt

The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of March 31, 2024, April 2, 2023 and December 31, 2023 are as follows:

	March 31, 2024		April 2, 2023		December 31, 2023
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$835.3	$900.0	$817.3	$900.0	$839.8
3.55% Notes Due 2026	675.0	643.8	675.0	634.2	675.0	641.0
3.00% Notes Due 2024	500.0	491.0	500.0	482.8	500.0	488.4
6.35% Notes Due 2040	500.0	511.5	500.0	501.7	500.0	520.1
3.50% Notes Due 2027	500.0	470.7	500.0	470.8	500.0	472.2
5.10% Notes Due 2044	300.0	257.3	300.0	261.2	300.0	271.6
6.60% Debentures Due 2028	109.9	114.8	109.9	112.8	109.9	116.0
Variable % Notes Due December 30, 2024 (1)	—	—	280.0	280.0	—	—
Production Financing Facilities (2)	—	—	49.0	49.0	—	—
Total long-term debt	$3,484.9	$3,324.4	$3,813.9	$3,609.8	$3,484.9	$3,349.1
Less: Deferred debt expenses	18.0	—	22.5	—	19.1	—
Less: Current portion	500.0	—	109.0	—	500.0	—
Long-term debt	$2,966.9	$3,324.4	$3,682.4	$3,609.8	$2,965.8	$3,349.1
(1) During the fourth quarter of 2023, the Company paid the remaining principal balance of the Variable % Notes Due December 30, 2024.
(2) The Company's production financing facilities were assumed by Lionsgate effective upon the closing of the sale of the eOne Film and TV business in the fourth quarter of 2023. See note 3 for additional information.

Other Financing Arrangements
The Company's third amended and restated revolving credit facility with Bank of America, as administrative agent, swing line lender, a letter of credit issuer and a lender and certain other financial institutions as lenders thereto (the "Amended Revolving Credit Facility") provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. It also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders.

The Company also has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the program that remain unpaid by the Company were $47.7 million, $66.0 million and $43.3 million as of March 31, 2024, April 2, 2023 and December 31, 2023, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.

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

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at March 31, 2024, April 2, 2023, and December 31, 2023:

	March 31, 2024	April 2, 2023	December 31, 2023 (1)
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization	$60.3	$613.3	$74.7
Completed and not released	—	53.0	5.1
In production	27.3	85.8	27.1
Pre-production	8.5	126.4	10.4
	96.1	878.5	117.3
Film/TV Group Monetization
Released, net of amortization	25.4	17.6	26.0
In production	24.3	24.0	23.6
	49.7	41.6	49.6
Investment in Other Programming
Released, net of amortization	13.7	13.2	16.1
In production	5.1	8.2	0.8
Pre-production	0.7	3.9	0.8
	19.5	25.3	17.7

Total Program Investments	$165.3	$945.4	$184.6
(1) Investments in productions and investments in acquired content totaling $734.8 million were removed from the Company's balance sheet as of December 31, 2023, in connection with the sale of the eOne Film and TV business completed on December 27, 2023. See note 3 for additional information.

The Company recorded $8.1 million of program cost amortization related to released programming during the quarter ended March 31, 2024, consisting of the following:

	Quarter Ended
	March 31, 2024	April 2, 2023
Investment in production	$8.1	$110.9
Investment in content	—	11.6
Total program cost amortization	$8.1	$122.5

(10) Income Taxes

The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.

Our effective tax rate ("ETR") from continuing operations was 27.1% for the quarter ended March 31, 2024 and (3.4)% for the quarter ended April 2, 2023. The following items caused the year-to-date ETR in 2024 to be significantly different from the prior year first quarter ETR:
•During the quarter ended March 31, 2024, the Company recorded a net discrete tax expense of $1.8 million, primarily associated with stock-based compensation.
•During the quarter ended April 2, 2023, the Company recorded a net discrete tax expense of $3.3 million, primarily associated with stock-based compensation coupled with a pre-tax loss for the quarter.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(11) Fair Value of Financial Instruments

The Company measures certain financial instruments at fair value. The fair value hierarchy consists of three levels:

•Level 1 fair values are based on quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access;

•Level 2 fair values are those based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities;

•Level 3 fair values are based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At March 31, 2024, April 2, 2023 and December 31, 2023, the Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Assets:
Available-for-sale securities (1)	$0.8	$0.8	$—	$—
Derivatives	8.5	—	8.5	—
Total assets	$9.3	$0.8	$8.5	$—

Liabilities:
Derivatives	$2.9	$—	$2.9	$—
Option agreement	1.7	—	—	1.7
Total liabilities	$4.6	$—	$2.9	$1.7

April 2, 2023
Assets:
Available-for-sale securities (1)	$1.3	$1.3	$—	$—
Derivatives	3.2	—	3.2	—
Total assets	$4.5	$1.3	$3.2	$—

Liabilities:
Derivatives	$5.2	$—	$5.2	$—
Option agreement	1.7	—	—	1.7
Total liabilities	$6.9	$—	$5.2	$1.7

December 31, 2023
Assets:
Available-for-sale securities (1)	$1.1	$1.1	$—	$—
Derivatives	0.7	—	0.7	—
Total assets	$1.8	$1.1	$0.7	$—

Liabilities:
Derivatives	$3.9	$—	$3.9	$—
Option agreement	1.7	—	—	1.7
Total Liabilities	$5.6	$—	$3.9	$1.7
(1) Available-for-sale securities include equity securities of one company quoted on an active public market.

The Company's derivatives primarily consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the quarter ended March 31, 2024. There were no material changes to fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3) for both the quarters ended March 31, 2024 and April 2, 2023.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Other Fair Value Measurements
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain Accrued liabilities. At March 31, 2024, April 2, 2023 and December 31, 2023, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at March 31, 2024, April 2, 2023 and December 31, 2023 also include certain assets and liabilities measured at fair value, as described above. See note 8 for the fair value of the Company's outstanding debt.

(12) Derivative Financial Instruments

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

Cash Flow Hedges
All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions, primarily for the remainder of 2024, and into 2025.

At March 31, 2024, April 2, 2023 and December 31, 2023, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	March 31, 2024		April 2, 2023		December 31, 2023
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$151.2	$0.3	$141.5	$(5.1)	$129.9	$(1.7)
Sales	75.3	(0.2)	74.5	0.4	89.7	(0.2)
Production financing and other	30.7	(1.1)	123.7	0.8	31.7	(0.5)
Total	$257.2	$(1.0)	$339.7	$(3.9)	$251.3	$(2.4)

The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets at March 31, 2024, April 2, 2023 and December 31, 2023 as follows:

	March 31, 2024	April 2, 2023	December 31, 2023
Prepaid expenses and other current assets
Unrealized gains	$2.4	$2.7	$0.5
Unrealized losses	(0.8)	(1.8)	(0.1)
Net unrealized gains	$1.6	$0.9	$0.4

Other Assets
Unrealized gains	$0.1	$—	$—
Net unrealized gains	$0.1	$—	$—

Accrued liabilities
Unrealized gains	$1.4	$2.5	$0.7
Unrealized losses	(4.1)	(7.3)	(3.5)
Net unrealized losses	$(2.7)	$(4.8)	$(2.8)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the quarters ended March 31, 2024 and April 2, 2023 as follows:

	Quarter Ended
	March 31, 2024	April 2, 2023
Statements of Operations Classification
Cost of sales	$0.1	$2.5
Net revenues	(0.1)	0.1
Other	(0.1)	(0.2)
Net realized (losses) gains	$(0.1)	$2.4

Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of March 31, 2024, April 2, 2023 and December 31, 2023, the total notional amounts of the Company's undesignated derivative instruments were $328.6 million, $723.3 million and $340.5 million, respectively.

At March 31, 2024, April 2, 2023 and December 31, 2023, the fair values of the Company's undesignated derivative financial instruments were recorded in the Consolidated Balance Sheets as follows:

	March 31, 2024	April 2, 2023	December 31, 2023
Prepaid expenses and other current assets
Unrealized gains	$7.0	$6.5	$0.3
Unrealized losses	(0.2)	(4.3)	—
Net unrealized gains	$6.8	$2.2	$0.3

Accrued liabilities
Unrealized gains	$—	$—	$1.4
Unrealized losses	(0.2)	(0.3)	(2.5)
Net unrealized losses	$(0.2)	$(0.3)	$(1.1)

The Company recorded net gains of $9.1 million and $4.4 million on these instruments to Other (income) expense, net for the quarters ended March 31, 2024 and April 2, 2023, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments (see notes 6 and 11).

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(13) Restructuring Actions

During 2018 and 2020, the Company took certain restructuring actions including headcount reduction aimed at right-sizing the Company’s cost-structure and integration actions related to the acquisition of eOne. As of March 31, 2024, the Company had a remaining balance of $1.0 million in severance and other employee expenses related to these programs included within Other accrued liabilities in the Consolidated Balance Sheets, after making payments of $1.6 million in the first quarter of 2024. Substantially all of the remaining cash payments related to these programs are expected to be made by the end of 2024.

During 2022 and 2023, Hasbro implemented its Operational Excellence program ("the Program"), an ongoing enterprise-wide initiative intended to improve our business through programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. The Company's organizational structure changes have resulted and will further result in workforce reductions as well as the reallocation of people and resources, which will include voluntary early retirement for certain groups of employees and additional involuntary reduction in employees ("Additional Actions"). The Company currently anticipates that the Additional Actions will be substantially complete over the next 18 to 24 months.

Charges related to the Program were recorded in Selling, distribution and administration within Corporate and Other. Going forward, the Company may implement further cost-saving initiatives under the Program that could result in additional restructuring charges including severance and other employee charges.

As of March 31, 2024, the liability balance associated with the Program related restructuring actions consisted of severance payments recorded within Other accrued liabilities in the Consolidated Balance Sheets as follows:

	Quarter Ended
Operational Excellence	March 31, 2024	April 2, 2023
Balance at beginning of the year	$81.2	$84.9
Charges	5.7	—
Payments	(14.3)	(16.2)
Ending Balance	$72.6	$68.7

The following table presents the restructuring charges incurred to date under the Program, along with the estimated charges expected to be incurred on approved initiatives under the Programs as of March 31, 2024:

Operational Excellence	Total
Charges incurred to date	$138.0
Estimated charges to be incurred on approved initiatives	—
Total expected charges on approved initiatives	$138.0

(14) Commitments and Contingencies

Contingencies – The Company is subject to claims related to product and other commercial matters. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter.

Litigation and Other Claims – The Company from time to time may be subject to lawsuits and other claims related to product, commercial, employee, environmental and other matters in the normal course of business. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter.

Contractual obligations and commercial commitments, as detailed in the Company's 2023 Form 10-K, did not materially change outside of certain payments made in the normal course of business.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(15) Segment Reporting

Hasbro is a toy and game company with a broad portfolio of brands and entertainment content spanning toys, games, licensed products ranging from traditional to digital, as well as film and television entertainment. The Company's reportable segments are Consumer Products, Wizards of the Coast and Digital Gaming, Entertainment and Corporate and Other.

•The Consumer Products segment engages in the sourcing, marketing and sales of toy and game products around the world. The Consumer Products business also promotes the Company's brands through the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties, through the sale of branded consumer products such as toys and apparel. Additionally, through license agreements with third parties, we develop and sell products based on popular third-party brands.

•The Wizards of the Coast and Digital Gaming business engages in the promotion of the Company's brands through the development of trading card, role-playing and digital game experiences based on Hasbro and Wizards of the Coast games. Additionally, we license certain of our brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties, into digital gaming experiences.

•The Entertainment segment engages in the development and production of Hasbro-branded entertainment content including film, television, children's programming, digital content and live entertainment focused on Hasbro-owned properties. Corporate and Other provides management and administrative services to the Company's principal reporting segments described above and consists of unallocated corporate expenses and administrative costs and activities not considered when evaluating segment performance as well as certain assets benefiting more than one segment.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information by segment and a reconciliation to reported amounts for the quarters ended March 31, 2024 and April 2, 2023 are as follows:

	Quarter Ended
	March 31, 2024	April 2, 2023
Net revenues:
Consumer Products	$413.0	$520.4
Wizards of the Coast and Digital Gaming	316.3	295.2
Entertainment	28.0	185.4
Corporate and Other	—	—
Total net revenues:	$757.3	$1,001.0

Intercompany revenues: (b)
Consumer Products	$39.3	$73.3
Wizards of the Coast and Digital Gaming	37.9	47.8
Entertainment	8.5	13.1
Corporate and Other	(85.7)	(134.2)
Total intercompany revenues:	$—	$—

Operating profit (loss):
Consumer Products	$(46.9)	$(46.0)
Wizards of the Coast and Digital Gaming	122.8	76.8
Entertainment (a)	5.8	(8.7)
Corporate and Other (a) (c)	34.5	(4.2)
Total Operating profit	116.2	17.9
Interest expense	38.5	46.3
Interest income	(8.3)	(6.0)
Other non-operating expense (income)	5.0	(1.4)
Earnings (loss) before income taxes	$81.0	$(21.0)
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

(c) Corporate and Other Operating profit (loss) includes Operational Excellence related transformation office and consulting fees of $5.2 million and $10.6 million, for the quarters ended March 31, 2024 and April 2, 2023, respectively, which are recorded within Selling, distribution and administration costs within the Consolidated Statements of Operations. Third party consultants were engaged to assist the Company in performing a comprehensive review of operations and developing a transformation plan designed to support the organization in identifying, realizing, and capturing savings through the identification of organizational initiatives intended to create efficiencies and improve business processes and operations. The consultants assisted in providing benchmark data and are currently assisting with the design of an improved operating model and supply chain function. The Company expects this consulting assistance to conclude within 2024 in line with the planning stages of the final components of the transformation plan.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar and share amounts in tables presented in millions, unless otherwise noted)

The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2023 Annual Report.

Overview

Hasbro, Inc. ("Hasbro") is a game, toy, and intellectual property company whose mission is to entertain and connect generations of fans through exhilaration of play and the wonder of storytelling. We are Creating Magic Through Play by delivering engaging brand experiences for global audiences across gaming, consumer products and entertainment, with a portfolio of iconic brands including MAGIC: THE GATHERING, Hasbro Gaming, PLAY-DOH, NERF, TRANSFORMERS, DUNGEONS & DRAGONS, and PEPPA PIG, as well as premier partner brands.

Hasbro is guided by our purpose to create joy and community for all people around the world, one game, one toy, one story at a time. For the past decade, we have been consistently recognized for our corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media.

Recent Developments
In fiscal year 2023, we embarked upon an ambitious, multi-year transformation guided by our revamped strategy to focus on fewer, bigger and better brands. Since that announcement, we have been able to create efficiencies in our supply chain, improve our inventory position, lower our costs, and reinvest back into the business. In addition, we have strengthened our leadership team with industry veterans and turnaround experts and have focused our strategic investments on our most valuable and profitable franchises across games, toys, licensing and entertainment. This focused strategy also led to the decision to sell certain non-core parts of our business, including the Entertainment One film and television business ("eOne Film and TV") in December 2023, while retaining brand-based created content and the capability to develop and produce entertainment including animation, digital shorts, scripted TV and theatrical films related to core Hasbro IP, as well as our Family Brands business. In addition, during 2023, we experienced stronger than expected market headwinds within our Consumer Products business, resulting in our difficult decision to take additional headcount reductions and accelerate the process of certain organizational structure changes in an effort to strengthen our foundation and position Hasbro for growth.

During the first quarter of 2024, the Company experienced expected declines in revenue from $1,001.0 million in the first quarter of 2023 to $757.3 million in the first quarter of 2024 driven primarily by the sale of eOne Film and TV business and by broader industry trends, exited businesses, and reduced closeout sales in the Consumer Products business. The Company made strong progress towards its ongoing turnaround efforts while achieving a strong operating profit of $116.2 million in the first quarter of 2024 as compared to $17.9 million in first quarter of 2023. See the below discussion for the consolidated and segment results of operations.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the quarters ended March 31, 2024 and April 2, 2023.

	Quarter Ended
	March 31, 2024		April 2, 2023
	Amount	% of Net Sales	Amount	% of Net Sales
Net revenues	$757.3	100.0%	$1,001.0	100.0%
Costs and expenses:
Cost of sales	204.2	27.0%	285.3	28.5%
Program cost amortization	8.1	1.1%	122.5	12.2%
Royalties	50.9	6.7%	69.0	6.9%
Product development	65.5	8.6%	83.3	8.3%
Advertising	51.5	6.8%	82.8	8.3%
Amortization of intangibles	17.0	2.2%	23.1	2.3%
Selling, distribution and administration	234.8	31.0%	317.1	31.7%
Loss on disposal of business	9.1	1.2%	—	—%
Total costs and expenses	641.1	84.7%	983.1	98.2%
Operating profit	116.2	15.3%	17.9	1.8%
Non-operating expense (income):
Interest expense	38.5	5.1%	46.3	4.6%
Interest income	(8.3)	(1.1)%	(6.0)	(0.6)%
Other expense (income), net	5.0	0.7%	(1.4)	(0.1)%
Total non-operating expense, net	35.2	4.6%	38.9	3.9%
Earnings (loss) before income taxes	81.0	10.7%	(21.0)	(2.1)%
Income tax expense	21.9	2.9%	0.7	0.1%
Net earnings (loss)	59.1	7.8%	(21.7)	(2.2)%
Net earnings attributable to noncontrolling interests	0.9	0.1%	0.4	—%
Net earnings (loss) attributable to Hasbro, Inc.	$58.2	7.7%	$(22.1)	(2.2)%

Net earnings (loss) per common share:
Basic	$0.42		$(0.16)
Diluted	$0.42		$(0.16)

Net revenues - Net revenues for the first quarter of 2024 declined 24% to $757.3 million from $1,001.0 million for the first quarter of 2023 primarily driven by a $157.4 million, or 85%, decline in the Entertainment segment and a $107.4 million, or 21%, decline in the Consumer Products segment, partially offset by a $21.1 million, or 7%, increase in the Wizards of the Coast and Digital Gaming segment. See the Segment Results discussion below for further details.

The following table presents net revenues by brand portfolio category for the quarters ended March 31, 2024 and April 2, 2023:

	Quarter Ended
	March 31, 2024	April 2, 2023	% Change
Franchise Brands	$606.5	$613.4	-1%
Partner Brands	87.7	132.7	-34%
Portfolio Brands	63.1	92.1	-31%
Non-Hasbro Branded Film & TV (1)	—	162.8	-100%
Total	$757.3	$1,001.0	-24%

(1) Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased $6.9 million, or 1%, in the first quarter of 2024, compared to the first quarter of 2023. The net revenue decrease primarily reflects lower net revenues from NERF products and TRANSFORMERS products. Net revenues from TRANSFORMERS products in the first quarter of 2023 were supported by the June 2023 theatrical release of Transformers: Rise of the Beasts. The lower net revenues from NERF and TRANSFORMERS products were partially offset by higher net revenues from MAGIC: THE GATHERING products, primarily due to the timing of set releases in the third quarter of 2023 and along with higher revenues from PEPPA PIG.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased $45.0 million, or 34% in the first quarter of 2024, compared to the first quarter of 2023. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues from Partner Brands fluctuate depending on entertainment popularity, release dates and related product line offerings. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms.

During the first quarter of 2024, Partner Brands net revenue decreases were driven by lower net revenues from the Company's products for STAR WARS and MARVEL which benefited from a robust slate of entertainment releases in prior years without a more recent release entertainment release to support revenue in the first quarter of 2024. Additionally, revenue in the first quarter of 2023 was higher due to the Company's products for INDIANA JONES supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.

PORTFOLIO BRANDS: Portfolio Brands net revenues decreased 31% in the first quarter of 2024 compared to the first quarter of 2023. Lower net revenues from MY LITTLE PONY, POWER RANGERS, and PJ MASKS products were partially offset by revenue contributions from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023.

NON-HASBRO BRANDED FILM & TV: Net revenues from Non-Hasbro Branded Film & TV decreased $162.8 million in the first quarter of 2024 compared to the first quarter of 2023. Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the eOne Film and TV business sold during the fourth quarter of 2023. Effective in the first quarter of 2024, the Company moved the remaining Non-Hasbro Branded Film & TV brands into Portfolio Brands to align with the Company's Brand Strategy. For comparability, net revenues for quarter ended April 2, 2023, has been reclassified to reflect the movement, resulting in a change of $0.1 million.

OPERATING COSTS AND EXPENSES

Cost of sales - Cost of sales for the first quarter of 2024 was $204.2 million, or 27.0% of net revenues, compared to $285.3 million, or 28.5% of net revenues, for the first quarter of 2023. The Cost of sales decrease in dollars was driven primarily by lower sales volumes as well as cost savings from the Company's Operational Excellence Program.

Program cost amortization - Program cost amortization decreased to $8.1 million, or 1.1% of net revenues, for the first quarter of 2024 from $122.5 million, or 12.2% of net revenues, for the first quarter of 2023. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue. The decrease in dollars and as a percent of net revenues during the first quarter of 2024 was driven by the impact of the sale of the eOne Film and TV business during the fourth quarter of 2023 as prior year Program costs were primarily associated with the eOne Film and TV business.

Royalties - Royalty expense for the first quarter of 2024 decreased to $50.9 million, or 6.7% of net revenues, compared to $69.0 million, or 6.9% of net revenues, for the first quarter of 2023. Fluctuations in Royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The decrease in Royalty expense in dollars and as a percent of net revenues during the first quarter of 2024 directly reflects the impact of the sale of the eOne Film and TV business.

Product development - Product development expense for the first quarter of 2024 was $65.5 million, or 8.6% of net revenues, compared to $83.3 million, or 8.3% of net revenues, for the first quarter of 2023. The decrease in Product development expense during the first quarter of 2024 was driven by the Company's Operational Excellence Program along with phasing of product releases.

Advertising - Advertising expense for the first quarter of 2024 was $51.5 million, or 6.8% of net revenues, compared to $82.8 million, or 8.3% of net revenues, for the first quarter of 2023. The Advertising expense decrease during the first quarter of 2024 was primarily driven by the sale of the eOne Film and TV business, a decline in advertising expense, along with declines in the advertising expense in the Consumer Products segment due to lower net revenues.

Amortization of intangibles - Amortization of intangible assets decreased to $17.0 million, or 2.2% of net revenues, for the first quarter of 2024, compared to $23.1 million, or 2.3% of net revenues, for the first quarter of 2023. The decrease in 2024 reflects lower definite lived intangible assets due to the sale of the eOne Film and TV business and impairments taken in 2023. See further detail of impairments taken in 2023 in Note 6 of the 2023 Annual Report.

Selling, distribution and administration - Selling, distribution and administration expenses decreased to $234.8 million, or 31.0% of net revenues for the first quarter of 2024, from $317.1 million, or 31.7% of net revenues, for the first quarter of 2023. The decrease in Selling, distribution and administration expenses during the first quarter of 2024 primarily reflects lower administrative expenses due to cost savings from the Company's Operational Excellence Program, along with a non-recurring stock-compensation adjustment of $18.1 million.

Operating Profit - The operating profit for the first quarter of 2024 was $116.2 million, or 15.3% of net revenues, compared to operating profit of $17.9 million, or 1.8% of net revenues, for the first quarter of 2023 driven by the factors discussed above.

NON-OPERATING EXPENSE (INCOME)

Interest expense - Interest expense for the first quarter of 2024 totaled $38.5 million compared to $46.3 million in the first quarter of 2023. The decrease in Interest expense for the first quarter of 2024 primarily reflects lower outstanding borrowings in the first quarter of 2024 as compared to first quarter of 2023 due to the assumption of the production financing borrowings by Lionsgate as part of the eOne Film and TV business and due to the retirement of the Company's variable-rate Five-Year term loan using proceeds from the sale of the eOne Film and TV business, both occurring during the fourth quarter of 2023.

Interest income - Interest income was $8.3 million for the first quarter of 2024, compared to $6.0 million in the first quarter of 2023. Higher Interest income in 2024 primarily reflects higher average interest rates in 2024 compared to 2023.

Other expense (income), net - Other expense, net was $5.0 million for the first quarter of 2024, compared to Other income, net of $1.4 million in the first quarter of 2023. The change in Other expense (income), net during 2024 was driven primarily by an increase in foreign currency exchange losses the first quarter of 2024 as compared to the first quarter of 2023.

INCOME TAXES
Income tax expense totaled $21.9 million on pre-tax income of $81.0 million in the first quarter of 2024 compared to income tax expense of $0.7 million on pre-tax loss of $21.0 million in the first quarter of 2023. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first quarter of 2024, the Company recorded unfavorable discrete tax adjustments of $1.8 million compared to a net expense of $3.3 million in the first quarter of 2023. The unfavorable discrete tax adjustments for both periods are primarily associated with stock-based compensation. Absent discrete items, the tax rates for the first quarters of 2024 and 2023 were 22.4% and 12.2%, respectively. The increase in the base rate to 22.4% for the first quarter of 2024 is primarily due to the mix of jurisdictions where the Company earned its profits coupled with a pre-tax loss in the first quarter of 2023.

SEGMENT RESULTS

The following table presents net external revenues and operating profit (loss) for the Company's reportable segments for the quarters ended March 31, 2024 and April 2, 2023:

	Quarter Ended
	March 31, 2024	April 2, 2023	% Change
Net revenues
Consumer Products	$413.0	$520.4	-21%
Wizards of the Coast and Digital Gaming	316.3	295.2	7%
Entertainment	28.0	185.4	-85%
Total Net revenues	$757.3	$1,001.0	-24%

Operating Profit (Loss)
Consumer Products	$(46.9)	$(46.0)	2%
Wizards of the Coast and Digital Gaming	122.8	76.8	60%
Entertainment	5.8	(8.7)	-167%
Corporate and Other	34.5	(4.2)	-921%
Total Operating Profit	$116.2	$17.9	549%

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the quarters ended March 31, 2024 and April 2, 2023:

	Quarter Ended
	March 31, 2024	April 2, 2023
North America	$239.1	$279.1
Europe	87.5	131.6
Asia Pacific	48.8	63.3
Latin America	37.6	46.4
Net revenues	$413.0	$520.4

The Consumer Products segment net revenues declined 21% to $413.0 million for the first quarter of 2024 compared to $520.4 million for the first quarter of 2023 primarily driven by broader industry trends, exited businesses, including out-licensing certain brands, and reduced closeout sales as a result of last year's inventory clean up initiatives. The net revenue decrease primarily reflects lower net revenues from NERF products and TRANSFORMERS products. Net revenues from TRANSFORMERS products in the first quarter of 2023 were supported by the June 2023 theatrical release of Transformers: Rise of the Beasts.

Consumer Products segment operating loss for the first quarter of 2024 was $46.9 million or 11.4% of segment net revenues, compared to a segment operating loss of $46.0 million or 8.8% of segment net revenues, for the first quarter of 2023. The decrease in operating profit in the first quarter of 2024 was driven by lower net revenue, partially offset by savings realized from the Company's Operational Excellence program, lower royalty expenses reflecting the mix of products sold, lower advertising and promotion expense and lower freight costs, associated with the lower sales volumes.

Wizards of the Coast and Digital Gaming Segment

The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the quarters ended March 31, 2024 and April 2, 2023:

	Quarter Ended
	March 31, 2024	April 2, 2023
Tabletop Gaming	$228.2	$217.9
Digital and Licensed Gaming	88.1	77.3
Net revenues	$316.3	$295.2

Wizards of the Coast and Digital Gaming segment net revenues increased 7% in the first quarter of 2024 to $316.3 million from $295.2 million in the first quarter of 2023. The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the first quarter of 2024 was primarily attributable to revenue contributions from higher digital licensing of Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023, and the continued success of MONOPOLY GO!. Tabletop Gaming revenue increased 5% behind growth in MAGIC: THE GATHERING shipment timing to support the Outlaws of Thunder Junction release and strong demand for the Universes Beyond Fallout Commander set.

Wizards of the Coast and Digital Gaming segment operating profit was $122.8 million, or 38.8% of segment net revenues for the first quarter of 2024, compared to operating profit of $76.8 million, or 26.0% of segment net revenues, for the first quarter of 2023. The operating profit increase during the first quarter of 2024 was driven by increased net revenues, contributions from higher digital licensing revenue mix, and cost savings initiatives.

Entertainment Segment
The following table presents Entertainment segment net revenues by category for the quarters ended March 31, 2024 and April 2, 2023:

	Quarter Ended
	March 31, 2024	April 2, 2023
Film and TV	$—	$168.4
Family Brands	28.0	17.0
Net revenues	$28.0	$185.4

Entertainment segment net revenues declined 85% to $28.0 million for the first quarter of 2024, compared to $185.4 million for the first quarter of 2023. The net revenue decrease in the Entertainment segment during the first quarter of 2024 was driven by lower net revenues as a result of the sale of the eOne Film and TV business during the fourth quarter of 2023. Excluding the contributions from the eOne Film and TV business, Family Brands' net revenue increased approximately 65% driven by PEPPA PIG content.

Entertainment segment operating profit was $5.8 million, or 20.7% of segment net revenues for the first quarter of 2024, compared to an operating loss of $8.7 million, or 4.7% of segment net revenues for the first quarter of 2023. The decrease in Entertainment segment operating results during the first quarter of 2024 was driven by the sale of the eOne Film and TV business in the fourth quarter of 2023.

Corporate and Other
Corporate and Other operating profit was $34.5 million for the first quarter of 2024 compared to an operating loss of $4.2 million for the first quarter of 2023. The increase in operating profit in the first quarter of 2024 as compared to the first quarter of 2023 reflects savings realized from the Company's Operational Excellence program and a benefit from an adjustment for stock compensation expense reversal recorded in the first quarter of 2024. Refer to note 1 to the consolidated financial statements for further information on the stock compensation adjustment.

OTHER INFORMATION

Commitments and Contingencies
The Company enters into purchase orders with vendors and other parties in the ordinary course of business. Refer to Item 7 of our 2023 Annual Report for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2023. Additionally, refer to note 14 to the consolidated financial statements for a discussion of the Company’s commitments and contingencies. Contractual obligations and commercial commitments, as detailed in the Company's 2023 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. The Company primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, borrowings under its commercial paper program and available lines of credit.

During 2024, the Company expects to continue to fund its working capital needs primarily through available cash, cash flows from operations and if needed, by issuing commercial paper or borrowing under its revolving credit agreement. The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit, are adequate to meet its working capital needs for the next twelve months. The Company may also issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet.

As of March 31, 2024, the Company's cash and cash equivalents totaled $570.2 million. As of March 31, 2024, the Company had a total liability of $103.3 million related to a one-time mandatory deemed repatriation tax on undistributed foreign earnings applied in 2017 and paid in interest free installments over eight years. $45.9 million is reflected in current liabilities and represents the Company’s 2024 payment and $57.4 million, representing the Company’s final installment due in 2025, is presented within Other liabilities on the Company’s Consolidated Balance Sheets. The majority of the Company’s cash and cash equivalents held outside of the United States as of March 31, 2024, are denominated in the U.S. dollar.

Under the Company’s commercial paper program, at the request of the Company and subject to market conditions, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The Company intends to use the commercial paper program as its primary short-term borrowing facility. As of March 31, 2024, the Company had no outstanding borrowings related to the commercial paper program.

The Company’s revolving credit facility with Bank of America, provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion. The revolving credit facility also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Company's revolving credit facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of March 31, 2024. The Company had no borrowings outstanding under its revolving credit facility as of March 31, 2024. However, letters of credit outstanding under this facility as of March 31, 2024 were approximately $4.0 million. Amounts available and unused under the revolving credit facility at March 31, 2024 were approximately $1.2 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $7.9 million was utilized as of March 31, 2024. Of the amount utilized under, or supported by, the uncommitted lines, the full $7.9 million represented letters of credit.

The Company has principal amounts of long-term debt as of March 31, 2024 of $3.5 billion, due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $500.0 million is current as of March 31, 2024 which represents the Company's 3% fixed-rate notes due November 2024. See note 8 to the Company’s consolidated financial statements for additional information on long-term debt and long-term debt interest repayment, respectively.

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

The amount of obligations confirmed under the supplier finance program that remain unpaid by the Company were $47.7 million, $66.0 million and $43.3 million as of March 31, 2024, April 2, 2023 and December 31, 2023, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this programs is reflected within the operating activities section of the Consolidated Statements of Cash Flows.

Cash Flow

The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the three-month periods ended March 31, 2024 and April 2, 2023.

	Three months ended
	March 31, 2024	April 2, 2023
Net cash provided by (utilized for):
Operating activities	$177.8	$88.8
Investing activities	(48.1)	(55.6)
Financing activities	(108.9)	(156.6)

Net cash provided by Operating activities in the first three months of 2024 was $177.8 million compared to $88.8 million in the first three months of 2023. The $89.0 million increase in net cash provided by Operating activities after adjusting for non-cash items, was primarily attributable to improved net income in the first three months of 2024 compared to first three months of 2023, and working capital benefits, primarily as a result of the sale of the eOne Film and TV business.

Net cash utilized for Investing activities was $48.1 million in the first three months of 2024 compared to net cash utilized for Investing activities of $55.6 million in the first three months of 2023. Additions to property, plant and equipment were $45.8 million in the first three months of 2024 compared to $53.2 million in the first three months of 2023.

Net cash utilized for Financing activities was $108.9 million in the first three months of 2024 compared to $156.6 million in the first three months of 2023. Financing activities in the first three months of 2024 primarily include dividends paid of $97.2 million and $10.2 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity. Financing activities in the first three months of 2023 include $96.7 million of dividends paid, $30.0 million of principal amortization payments toward the Company's Five-Year Tranche loan, which was retired during the fourth quarter of 2023 using the proceeds received from the sale of eOne Film and TV, as well as drawdowns of $42.8 million and repayments of $54.8 million related to production financing loans, all of which were assumed by Lionsgate effective upon the closing of the sale of the eOne Film and TV business in the fourth quarter of 2023, and $14.0 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include recoverability of goodwill and intangible assets and income taxes. These critical accounting policies are detailed in the Company's 2023 Form 10-K.

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

The Company reflects derivatives at their fair value as an asset or liability on the Consolidated Balance Sheets. The Company does not speculate in foreign currency exchange contracts. See note 12 to the Company’s consolidated financial statements for further details on the Company's derivatives.

As of March 31, 2024, the Company had fixed-rate long-term debt of $3.5 billion. The Company may from time to time assess interest rate swaps related to its outstanding debt. The Company did not have any outstanding swaps as of March 31, 2024, April 2, 2023, or December 31, 2023.

INFLATION

The impact of inflation on the Company's business operations was significant during the first quarter of 2024 and throughout 2023. The Company monitors the impact of inflation to its business operations on an ongoing basis and may need to implement actions such as price adjustments to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation could affect consumer purchases of our products and spending on entertainment. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company's financial results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2024. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is currently party to certain legal proceedings, none of which it believes to be material to its business or financial condition.

Item 1A.    Risk Factors.

In connection with information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed under Item 1A. Risk Factors, in Part I of our 2023 Form 10-K and in our subsequent filings, including in this filing, should be considered. The risks set forth in our 2023 Form 10-K and in our subsequent filings, including in this filing, could materially and adversely affect our business, financial condition, and results of operations. There are no material changes from the risk factors as previously disclosed in our 2023 10-K, in any of our subsequently filed reports or as otherwise set forth in this Quarterly Report.

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

There were no repurchases of the Company’s Common Stock during the three months ended March 31, 2024. At March 31, 2024, Hasbro had $241.6 million remaining available under its share repurchase authorization.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

During the three months ended March 31, 2024, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

HASBRO, INC.
(Registrant)

Date: May 1, 2024	By: /s/ Gina Goetter
Gina Goetter
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)