Form 10-Q
period 2024-06-30
HASBRO, INC.
filed 2024-07-31
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of July 26, 2024 was 139,407,124.

Hasbro, Inc.
Form 10-Q
For the Quarter Ended June 30, 2024

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies and plans; products, gaming and entertainment; anticipated cost savings; expected impact of newly issued accounting pronouncements; and financial targets. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties.
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
•risks related to political, economic and public health conditions or regulatory changes in the markets in which we and our customers, partners, licensees, suppliers and manufacturers operate, such as inflation, rising interest rates, tariffs, higher commodity prices, labor costs or transportation costs, or outbreaks of illness or disease, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs or delays in revenue;
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
•changes in accounting or tax laws or regulations, or the interpretation and application of such laws and regulations, which may cause us to alter reserves or make other changes which significantly impact our reported financial results;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	June 30, 2024	July 2, 2023	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents including restricted cash of $0.3 million, $4.9 million and $0.6 million	$626.8	$216.6	$545.4
Short-term investments	483.0	—	—
Accounts receivable, net	789.0	877.0	1,029.3
Inventories	357.6	731.3	332.0
Prepaid expenses and other current assets	418.0	684.1	416.9
Total current assets	2,674.4	2,509.0	2,323.6
Property, plant and equipment, less accumulated depreciation of $635.5 million, $643.4 million and $618.9 million	542.9	515.4	488.6
Other assets:
Goodwill	2,278.8	3,239.2	2,279.2
Other intangible assets, net of accumulated amortization of $1,331.7 million, $1,259.3 million and $1,296.9 million	552.8	724.8	587.5
Other	815.2	1,621.3	862.0
Total other assets	3,646.8	5,585.3	3,728.7
Total assets	$6,864.1	$8,609.7	$6,540.9
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$—	$148.2	$—
Current portion of long-term debt	500.0	69.4	500.0
Accounts payable	297.5	363.4	340.6
Accrued liabilities	1,032.6	1,369.4	1,215.8
Total current liabilities	1,830.1	1,950.4	2,056.4
Long-term debt	3,461.4	3,668.5	2,965.8
Other liabilities	399.7	520.6	431.7
Total liabilities	$5,691.2	$6,139.5	$5,453.9
Commitments and contingencies (Note 14)
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at June 30, 2024, July 2, 2023, and December 31, 2023	110.1	110.1	110.1
Additional paid-in capital	2,592.1	2,554.6	2,590.6
Retained earnings	2,284.7	3,618.1	2,188.4
Accumulated other comprehensive loss	(222.2)	(213.5)	(201.5)
Treasury stock, at cost; 80,905,996 shares at June 30, 2024; 81,568,249 shares at July 2, 2023; and 81,498,181 shares at December 31, 2023	(3,614.1)	(3,626.3)	(3,625.7)
Noncontrolling interests	22.3	27.2	25.1
Total shareholders' equity	1,172.9	2,470.2	1,087.0
Total liabilities, noncontrolling interests and shareholders' equity	$6,864.1	$8,609.7	$6,540.9

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net revenues	$995.3	$1,210.0	$1,752.6	$2,211.0
Costs and expenses:
Cost of sales	237.7	352.2	441.9	637.5
Program cost amortization	8.5	134.4	16.6	256.9
Royalties	55.3	119.9	106.2	188.9
Product development	70.4	72.4	135.9	155.7
Advertising	60.4	85.1	111.9	167.9
Amortization of intangibles	17.1	22.8	34.1	45.9
Impairment of goodwill	—	231.2	—	231.2
Loss on disposal of business	15.3	—	24.4	—
Selling, distribution and administration	318.5	380.6	553.3	697.7
Total costs and expenses	783.2	1,398.6	1,424.3	2,381.7
Operating profit (loss)	212.1	(188.6)	328.3	(170.7)
Non-operating expense (income):
Interest expense	43.0	46.6	81.5	92.9
Interest income	(13.0)	(5.8)	(21.3)	(11.8)
Other (income) expense, net	(0.8)	(1.5)	4.2	(2.9)
Total non-operating expense, net	29.2	39.3	64.4	78.2
Earnings (loss) before income taxes	182.9	(227.9)	263.9	(248.9)
Income tax expense	44.4	7.0	66.3	7.7
Net earnings (loss)	138.5	(234.9)	197.6	(256.6)
Net earnings attributable to noncontrolling interests	—	0.1	0.9	0.5
Net earnings (loss) attributable to Hasbro, Inc.	$138.5	$(235.0)	$196.7	$(257.1)

Net earnings (loss) per common share:
Basic	$0.99	$(1.69)	$1.41	$(1.85)
Diluted	$0.99	$(1.69)	$1.41	$(1.85)
Cash dividends declared per common share	$0.70	$0.70	$1.40	$1.40
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net earnings (loss)	$138.5	$(234.9)	$197.6	$(256.6)
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	(22.8)	24.8	(26.7)	49.1
Net gains (losses) on cash flow hedging activities, net of tax	3.2	(2.6)	4.9	(7.1)
Reclassifications to earnings, net of tax:
Net losses (gains) on cash flow hedging activities	0.7	1.8	1.1	(0.4)
Amortization of unrecognized pension and postretirement amounts	—	(0.1)	—	(0.2)
Total other comprehensive (loss) earnings, net of tax	(18.9)	23.9	(20.7)	41.4
Total comprehensive earnings attributable to noncontrolling interests	—	0.1	0.9	0.5
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$119.6	$(211.1)	$176.0	$(215.7)
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Six months ended
	June 30, 2024	July 2, 2023
Cash flows from operating activities:
Net earnings (loss)	$197.6	$(256.6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	49.6	54.6
Loss on disposal of business	24.4	—
Impairment of goodwill	—	231.2
Impairment of intangible assets	—	65.0
Amortization of intangibles	34.1	45.9
Program cost amortization	16.6	256.9
Deferred income taxes	12.8	(24.9)
Stock-based compensation	14.8	36.6
Other non-cash items	6.0	(2.0)
Change in operating assets and liabilities net of acquired balances:
Decrease in accounts receivable	228.7	237.5
Increase in inventories	(32.7)	(48.4)
Increase in prepaid expenses and other current assets	(12.7)	(14.6)
Program spend, net	(12.5)	(251.8)
Decrease in accounts payable and accrued liabilities	(192.7)	(192.1)
Change in net deemed repatriation tax	(8.2)	(34.4)
Other	39.3	16.3
Net cash provided by operating activities	365.1	119.2
Cash flows from investing activities:
Additions to property, plant and equipment	(97.7)	(112.1)
Investments	(480.1)	—
Other	2.4	(3.7)
Net cash utilized by investing activities	(575.4)	(115.8)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	498.6	1.6
Repayments of borrowings with maturity greater than three months	—	(90.7)
Net repayments from other short-term borrowings	—	6.6
Dividends paid	(194.6)	(193.8)
Payments related to tax withholding for share-based compensation	(11.9)	(14.5)
Stock-based compensation transactions	4.0	—
Payment of financing costs	(5.3)	—
Other	(2.3)	(5.4)
Net cash provided by (utilized by) financing activities	288.5	(296.2)
Effect of exchange rate changes on cash	3.2	(3.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	81.4	(296.5)
Cash, cash equivalents and restricted cash at beginning of year	545.4	513.1
Cash, cash equivalents and restricted cash at end of period	$626.8	$216.6

Supplemental information
Cash paid during the period for:
Interest	$73.3	$87.1
Income taxes, net	$14.4	$84.6
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Millions of Dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2023	$110.1	$2,590.6	$2,188.4	$(201.5)	$(3,625.7)	$25.1	$1,087.0
Net earnings attributable to Hasbro, Inc.	—	—	58.2	—	—	—	58.2
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.9	0.9
Other comprehensive loss	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation transactions	—	(16.9)	—	—	6.9	—	(10.0)
Stock-based compensation expense	—	(5.0)	—	—	—	—	(5.0)
Dividends declared	—	1.2	(98.6)	—	—	—	(97.4)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.0)	(2.0)
Balance, March 31, 2024	$110.1	$2,569.9	$2,148.0	$(203.3)	$(3,618.8)	$24.0	$1,029.9
Net earnings attributable to Hasbro, Inc.	—	—	138.5	—	—	—	138.5
Other comprehensive loss	—	—	—	(18.9)	—	—	(18.9)
Stock-based compensation transactions	—	2.9	—	—	2.4	—	5.3
Stock-based compensation expense	—	17.5	—	—	2.3	—	19.8
Dividends declared	—	1.8	(1.8)	—	—	—	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.7)	(1.7)
Balance, June 30, 2024	$110.1	$2,592.1	$2,284.7	$(222.2)	$(3,614.1)	$22.3	$1,172.9
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Millions of Dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 25, 2022	$110.1	$2,540.6	$4,071.4	$(254.9)	$(3,634.4)	$29.1	$2,861.9
Net loss attributable to Hasbro, Inc.	—	—	(22.1)	—	—	—	(22.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.4	0.4
Other comprehensive earnings	—	—	—	17.5	—	—	17.5
Stock-based compensation transactions	—	(19.0)	—	—	5.0	—	(14.0)
Stock-based compensation expense	—	15.7	—	—	—	—	15.7
Dividends declared	—	0.5	(97.5)	—	—	—	(97.0)
Buyout of redeemable noncontrolling interest	—	(2.1)	—	—	—	—	(2.1)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.6)	(1.6)
Balance, April 2, 2023	$110.1	$2,535.7	$3,951.8	$(237.4)	$(3,629.4)	$27.9	$2,758.7
Net loss attributable to Hasbro, Inc.	—	—	(235.0)	—	—	—	(235.0)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.1	0.1
Other comprehensive earnings	—	—	—	23.9	—	—	23.9
Stock-based compensation transactions	—	(1.1)	—	—	0.7	—	(0.4)
Stock-based compensation expense	—	18.5	—	—	2.4	—	20.9
Dividends declared	—	1.5	(98.7)	—	—	—	(97.2)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.8)	(0.8)
Balance, July 2, 2023	$110.1	$2,554.6	$3,618.1	$(213.5)	$(3,626.3)	$27.2	$2,470.2
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all consolidated subsidiaries ("Hasbro" or the "Company") as of June 30, 2024, July 2, 2023, and December 31, 2023, and the results of its operations and cash flows and shareholders' equity for the periods ended June 30, 2024 and July 2, 2023 in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes thereto. Actual results could differ from those estimates.

The three months ended June 30, 2024 and July 2, 2023 were 13-week and 14-week periods, respectively. The six months ended June 30, 2024 and July 2, 2023 were 26-week and 27-week periods, respectively.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the full year 2024, nor were those of the comparable 2023 periods representative of those actually experienced for the full year 2023.

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

Other Adjustments
During the three months ended March 31, 2024, the Company corrected a prior year error and recorded an $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that should have been recorded during fiscal year 2023. The $18.1 million benefit recorded during the three months ended March 31, 2024 is not considered to be material to the full year 2023 or 2024 consolidated financial statements.

During the three months ended June 30, 2024, the Company corrected a prior year error and recorded a $31.1 million expense and associated liability related to historical environmental exposures in accordance with Accounting Standard Codification 410, Asset Retirement and Environmental Obligations. The $31.1 million expense was recorded in Selling, distribution and administration on the Consolidated Statements of Operations. Additionally, during the three months ended June 30, 2024, the Company corrected a prior year error and recorded a $26.7 million benefit related to an over-accrual of vendor commitment liabilities. The $26.7 million benefit was recorded in Cost of sales on the Consolidated Statements of Operations. The recording of these two items were not considered to be material, individually or in the aggregate, to the Company's prior year financial statements or the 2024 consolidated financial statements.

Significant Accounting Policies
The Company's significant accounting policies are summarized in note 1 to the consolidated financial statements included in the Company's 2023 Form 10-K.

Recently Adopted Accounting Standards
During the three and six months ended June 30, 2024, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

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

There were no other recently issued accounting pronouncements which would have a material effect on the Company’s condensed consolidated financial statements.

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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The changes in carrying amounts of contract assets and liabilities for the six months ended June 30, 2024 and July 2, 2023 are as follows:

	June 30, 2024	July 2, 2023
Assets
Balance at beginning of the year	$213.3	$594.4
Recognized in current year	135.8	320.3
Amounts reclassified to accounts receivable	(109.6)	(352.1)
Foreign currency impact	(2.3)	7.3
Ending Balance	$237.2	$569.9

Liabilities
Balance at beginning of the year	$230.8	$113.0
Recognized in current year	131.9	164.0
Amounts in beginning balance reclassified to revenue	(45.4)	(58.8)
Current year amounts reclassified to revenue	(58.5)	(97.9)
Foreign currency impact	0.1	(1.0)
Ending Balance	$258.9	$119.3

Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of June 30, 2024, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $2.4 million. Of this amount, we expect to recognize $1.5 million in the remainder of 2024 and $0.9 million in 2025. These amounts include only fixed consideration.

Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of June 30, 2024 and July 2, 2023 are primarily from contracts with customers. A summary of the activity in the allowance for credit losses for the six months ended June 30, 2024 and July 2, 2023 are as follows:

	June 30, 2024	July 2, 2023

Balance at beginning of the year	$12.7	$20.0
Charged to costs and expenses, net	1.8	1.5
Customer accounts written off—net of recoveries	(0.6)	—
Foreign currency impact	(0.8)	0.7
Ending balance	$13.1	$22.2

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
Effective in the first quarter of 2024, subsequent to the sale of the eOne Film and TV business (as defined in Note 3), the Company moved the remaining Non-Hasbro Branded Film & TV brands into Portfolio Brands to align with the Company's Brand Strategy. For comparability, net revenues for the three and six months ended July 2, 2023, have been reclassified to reflect the movement, resulting in a change of $0.8 million and $0.9 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table represents consolidated Consumer Products segment net revenues by major geographic region for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
North America	$306.1	$382.0	$545.2	$661.1
Europe	92.0	131.9	179.5	263.5
Asia Pacific	62.6	66.4	111.4	129.7
Latin America	63.8	74.9	101.4	121.3
Net revenues	$524.5	$655.2	$937.5	$1,175.6

The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Tabletop Gaming	$307.6	$298.5	$535.8	$516.4
Digital and Licensed Gaming	144.4	77.1	232.5	154.4
Net revenues	$452.0	$375.6	$768.3	$670.8

The following table represents consolidated Entertainment segment net revenues by category for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Film and TV (1)	$1.8	$153.3	$1.8	$321.7
Family Brands	17.0	25.9	45.0	42.9
Net revenues	$18.8	$179.2	$46.8	$364.6
(1) Net revenues from the Company's Film and TV portfolio were primarily associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.

The following table presents consolidated net revenues by brand portfolio for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Franchise Brands	$786.6	$788.4	$1,393.1	$1,401.8
Partner Brands	124.6	172.9	212.3	305.6
Portfolio Brands	84.1	107.9	147.2	200.0
Non-Hasbro Branded Film & TV (1)	—	140.8	—	303.6
Net revenues	$995.3	$1,210.0	$1,752.6	$2,211.0
(1) Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(3) Sale of Non-Core Entertainment One Film and TV Business

On December 27, 2023, the Company completed the sale of its Entertainment One film and television business ("eOne Film and TV") to Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.à.r.l (collectively "Lionsgate"), pursuant to the terms of an Equity Purchase Agreement dated August 3, 2023, among Hasbro and Lionsgate. The Company sold eOne Film and TV for a sales price of $375.0 million in cash, subject to the satisfaction of customary net working capital closing conditions and holdbacks for certain retained liabilities, plus the assumption by Lionsgate of production financing loans. During the three months ended June 30, 2024, the Company recorded a $15.3 million expense in Loss on disposal of business on the Consolidated Statements of Operations associated with certain purchase price and related adjustments.

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

(4) Earnings (Loss) Per Share

Net earnings (loss) per share data for the three and six months ended June 30, 2024 and July 2, 2023 were computed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net earnings (loss) attributable to Hasbro, Inc.	$138.5	$(235.0)	$196.7	$(257.1)

Average shares outstanding	139.5	138.8	139.2	138.7
Effect of dilutive securities:
Options and other share-based awards	0.5	—	0.4	—
Equivalent Shares	140.0	138.8	139.6	138.7

Net earnings (loss) attributable to Hasbro, Inc. per common share
Basic	$0.99	$(1.69)	$1.41	$(1.85)
Diluted	$0.99	$(1.69)	$1.41	$(1.85)

For the three and six months ended June 30, 2024, options and restricted stock units totaling 2.0 million and 2.3 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the three and six months ended July 2, 2023, options and restricted stock units totaling 4.3 million and 4.2 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the fiscal 2023 amount, 1.2 million and 1.6 million shares, respectively, would have been included in the calculation of diluted shares had the Company not had a net loss for the three and six months ended July 2, 2023. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 0.2 million and 0.1 million shares, respectively, being included in the diluted earnings per share calculation for the three and six months ended July 2, 2023.

(5) Goodwill

Changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2024 and July 2, 2023 are as follows:

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment (1)	Total
2024
Balance as of December 31, 2023	$1,582.3	$371.7	$325.2	$2,279.2
Foreign exchange translation	(0.1)	(0.3)	—	(0.4)
Balance as of June 30, 2024	$1,582.2	$371.4	$325.2	$2,278.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment (1)	Total
2023
Balance as of December 25, 2022	$1,584.7	$371.5	$1,513.9	$3,470.1
Foreign exchange translation	0.1	0.2	—	0.3
Impairment during the period	—	—	(231.2)	(231.2)
Balance as of July 2, 2023	$1,584.8	$371.7	$1,282.7	$3,239.2
(1) During the fourth quarter of 2023, the Company recorded $960.0 million of non-cash goodwill impairment charges within the Entertainment segment. See further detail in the 2023 Annual Report.

During the six months ended July 2, 2023, the Company recorded non-cash impairment charges of $296.2 million within the Entertainment segment. These impairment charges consisted of a $231.2 million goodwill impairment charge associated recorded within Impairment of goodwill and a $65.0 million intangible asset impairment charge, recorded in Selling, distribution and administration costs, within the Consolidated Statements of Operations for the three and six months ended July 2, 2023.

(6) Other Comprehensive Earnings (Loss)

Components of Other comprehensive earnings (loss) are presented within the Consolidated Statements of Comprehensive Earnings (Loss). The following table presents the related tax effects on changes in Other comprehensive earnings (loss) for the three and six months ended June 30, 2024 and July 2, 2023.

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Other comprehensive earnings (loss), tax effect:
Tax (benefit) expense on cash flow hedging activities	$(1.2)	$1.2	$(1.2)	$2.3
Reclassifications to earnings (loss), tax effect:
Tax (benefit) expense on cash flow hedging activities	(0.3)	(0.6)	(0.5)	(0.4)
Amortization of unrecognized pension and postretirement amounts	—	—	—	0.1
Total tax effect on other comprehensive earnings (loss)	$(1.5)	$0.6	$(1.7)	$2.0

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Changes in the components of Accumulated other comprehensive earnings (loss), net of tax for the six months ended June 30, 2024 and July 2, 2023 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2024
Balance at December 31, 2023	$(4.2)	$(16.8)	$(0.1)	$(180.4)	$(201.5)
Current period other comprehensive earnings (loss)	—	6.0	—	(26.7)	(20.7)
Balance at June 30, 2024	$(4.2)	$(10.8)	$(0.1)	$(207.1)	$(222.2)

2023
Balance at December 25, 2022	$(3.0)	$(12.0)	$(0.1)	$(239.8)	$(254.9)
Current period other comprehensive earnings (loss)	(0.2)	(7.6)	—	49.2	41.4
Balance at July 2, 2023	$(3.2)	$(19.6)	$(0.1)	$(190.6)	$(213.5)

Gains (Losses) on Derivative Instruments
At June 30, 2024, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $3.1 million in Accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the six months ended June 30, 2024 or forecasted to be purchased during the remainder of 2024, intercompany expenses expected to be paid or received during 2024 and cash receipts for sales made at the end of the second quarter of 2024 or forecasted to be made in the remainder of 2024. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales expenses.

In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes that were repaid in full in the aggregate principal amount of $300.0 million in 2021, and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. At June 30, 2024, deferred losses, net of tax of $13.7 million related to these instruments remained in AOCE. For each of the three months ended June 30, 2024 and July 2, 2023, previously deferred losses of $0.2 million related to these instruments were reclassified from AOCE to net earnings. For the six months ended June 30, 2024 and July 2, 2023, previously deferred losses of $0.4 million and $0.4 million, respectively, related to these instruments were reclassified from AOCE to net earnings.

Of the net deferred losses included in AOCE at June 30, 2024, the Company expects net losses of approximately $2.4 million to be reclassified to the Consolidated Statements of Operations within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

See note 12 for additional discussion on reclassifications from AOCE to earnings.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Additional Balance Sheet Information

Components of Accrued liabilities for the periods ended June 30, 2024, July 2, 2023 and December 31, 2023 were as follows:

	June 30, 2024	July 2, 2023	December 31, 2023
Royalties	$319.7	$170.1	$286.8
Deferred revenue	83.2	117.9	101.6
Lag & cancellation charges	76.3	82.6	118.9
Dividends (1)	—	97.1	97.2
Severance	63.0	70.7	83.7
Accrued income taxes	108.6	50.8	61.6
Other taxes	48.8	66.7	68.7
Interest	33.7	32.6	29.9
General vendor accruals	43.8	52.3	51.9
Participations and residuals	17.8	287.0	34.0
Advertising	25.8	51.7	45.0
Lease liability - current	32.7	35.2	30.5
Payroll and management incentives	51.8	31.2	85.6
Defined contribution plans	19.2	25.1	29.7
Freight	25.7	29.6	22.9
Insurance	14.3	12.1	13.3
Professional fees	10.1	13.0	12.4
Accrued expenses - IIP & IIC	0.5	57.3	0.7
Other	57.6	86.4	41.4
Total accrued liabilities	$1,032.6	$1,369.4	$1,215.8
(1) During the third quarter of 2024, the Board of Directors has declared a quarterly cash dividend of $0.70 per common share payable on September 4, 2024, to shareholders of record at the close of business on August 21, 2024.

Prepaid expenses and other current assets include accrued income, current of $159.3 million, $375.8 million, and $85.6 million as of June 30, 2024, July 2, 2023 and December 31, 2023, respectively.

Other assets include deferred tax assets of $397.4 million, $264.9 million, and $427.9 million as of June 30, 2024, July 2, 2023 and December 31, 2023, respectively, and content assets of $144.7 million, $949.1 million, and $162.8 million as of June 30, 2024, July 2, 2023 and December 31, 2023, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(8) Debt

The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of June 30, 2024, July 2, 2023 and December 31, 2023 are as follows:

	June 30, 2024		July 2, 2023		December 31, 2023
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$830.9	$900.0	$814.9	$900.0	$839.8
3.55% Notes Due 2026	675.0	644.8	675.0	628.0	675.0	641.0
3.00% Notes Due 2024	500.0	494.6	500.0	481.6	500.0	488.4
6.35% Notes Due 2040	500.0	512.1	500.0	510.1	500.0	520.1
3.50% Notes Due 2027	500.0	471.5	500.0	466.6	500.0	472.2
6.05% Notes Due 2034	500.0	500.1	—	—	—	—
5.10% Notes Due 2044	300.0	258.0	300.0	264.6	300.0	271.6
6.60% Debentures Due 2028	109.9	114.2	109.9	116.4	109.9	116.0
Variable % Notes Due December 30, 2024 (1)	—	—	265.0	265.0	—	—
Production Financing Facilities (2)	—	—	9.4	9.4	—	—
Total long-term debt	$3,984.9	$3,826.2	$3,759.3	$3,556.6	$3,484.9	$3,349.1
Less: Deferred debt expenses	23.5	—	21.4	—	19.1	—
Less: Current portion	500.0	—	69.4	—	500.0	—
Long-term debt	$3,461.4	$3,826.2	$3,668.5	$3,556.6	$2,965.8	$3,349.1
(1) During the fourth quarter of 2023, the Company paid the remaining principal balance of the Variable % Notes Due December 30, 2024.
(2) The Company's production financing facilities were assumed by Lionsgate effective upon the closing of the sale of the eOne Film and TV business in the fourth quarter of 2023. See note 3 for additional information.

2034 Notes
In May 2024, the Company issued an aggregate of $500.0 million of senior unsecured debt securities that bear a fixed interest rate of 6.05% due 2034 (the "2034 Notes"). In connection with the issuance of the 2034 Notes, the 2034 Notes were issued with an original issuance discount of $1.4 million and the Company capitalized $5.3 million of debt issuance costs. The original issuance discount and debt issuance costs will be amortized over the term of the 2034 Notes.

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

The Company also has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the program that remain unpaid by the Company were $72.4 million, $89.0 million, and $43.3 million as of June 30, 2024, July 2, 2023 and December 31, 2023, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(9) Investments in Productions and Investments in Acquired Content Rights

Investments in productions and investments in acquired content rights are predominantly monetized on a title-by-title basis and are recorded within Other assets in the Company's Consolidated Balance Sheets to the extent they are considered recoverable against future revenues. These amounts are being amortized to program cost amortization using a model that reflects the consumption of the asset as it is released through various channels including broadcast licenses, theatrical release and home entertainment. Amounts capitalized are reviewed periodically on an individual title basis and any portion of the unamortized amount that appears not to be recoverable from future net revenues is expensed as part of program cost amortization during the period the loss becomes evident.

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at June 30, 2024, July 2, 2023, and December 31, 2023:

	June 30, 2024	July 2, 2023	December 31, 2023
Investment in Films and Television Programs: (1)
Individual Monetization
Released, net of amortization	$54.6	$552.3	$74.7
Completed and not released	—	53.6	5.1
In production	30.7	135.3	27.1
Pre-production	6.9	130.9	10.4
	92.2	872.1	117.3
Film/TV Group Monetization
Released, net of amortization	43.1	17.5	26.0
In production	—	24.9	23.6
	43.1	42.4	49.6
Investment in Other Programming
Released, net of amortization	0.3	22.1	16.1
Completed and not released	0.7	—	—
In production	4.8	8.7	0.8
Pre-production	3.6	3.8	0.8
	9.4	34.6	17.7
Total Program Investments	$144.7	$949.1	$184.6
(1) Investments in productions and investments in acquired content totaling $734.8 million were removed from the Company's balance sheet as of December 31, 2023, in connection with the sale of the eOne Film and TV business completed on December 27, 2023. See note 3 for additional information.

The Company's program cost amortization related to released programming during the three and six months ended June 30, 2024 and July 2, 2023, consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Investment in production	$8.5	$123.3	$16.6	$234.2
Investment in content	—	11.1	—	22.7
Total program cost amortization	$8.5	$134.4	$16.6	$256.9

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

Our effective tax rate ("ETR") from continuing operations was 25.1% for the six months ended June 30, 2024 and (3.1)% for the six months ended July 2, 2023. The following items caused the year-to-date ETR in 2024 to be significantly different from the 2023 year-to-date ETR:
•During the six months ended June 30, 2024, the Company recorded unfavorable adjustments to the 2023 Loss on Sale of the Film & TV reporting unit of $24.4 million with no tax benefit. The Company also recorded a net discrete tax expense of $0.7 million, primarily associated with stock-based compensation.
•During the six months ended July 2, 2023, the Company recorded an impairment of goodwill related to the Film and TV reporting unit of $231.2 million with no tax benefit. The Company also recorded a net discrete tax benefit of $8.9 million, exclusive of the goodwill impairment, primarily associated with a tax benefit on the impairment of trade names in the Entertainment segment, offset by discrete tax expense on stock-based compensation and net activity related to uncertain tax positions, primarily interest accruals, combined with the phasing of the Company's income earned throughout 2023.

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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At June 30, 2024, July 2, 2023 and December 31, 2023, the Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Assets:
Short-term investments	$483.0	$483.0	$—	$—
Available-for-sale securities	0.8	0.8	—	—
Derivatives	3.5	—	3.5	—
Total assets	$487.3	$483.8	$3.5	$—

Liabilities:
Derivatives	$8.5	$—	$8.5	$—
Option agreement	1.7	—	—	1.7
Total liabilities	$10.2	$—	$8.5	$1.7

July 2, 2023
Assets:
Available-for-sale securities	$1.5	$1.5	$—	$—
Derivatives	4.3	—	4.3	—
Total assets	$5.8	$1.5	$4.3	$—

Liabilities:
Derivatives	$6.4	$—	$6.4	$—
Option agreement	1.7	—	—	1.7
Total liabilities	$8.1	$—	$6.4	$1.7

December 31, 2023
Assets:
Available-for-sale securities	$1.1	$1.1	$—	$—
Derivatives	0.7	—	0.7	—
Total assets	$1.8	$1.1	$0.7	$—

Liabilities:
Derivatives	$3.9	$—	$3.9	$—
Option agreement	1.7	—	—	1.7
Total Liabilities	$5.6	$—	$3.9	$1.7

At June 30, 2024, the Company held $483.0 million of U.S. Treasury bills which are classified as held-to maturity and carried at amortized cost, and were recorded in Short-term investments in the Company's Consolidated Balance Sheet. This amount reflects the proceeds from the Company’s $500 million debt offering completed in May 2024, which proceeds, together with available cash, are expected to be used to repay indebtedness of the Company due in November 2024.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company's derivatives primarily consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the three and six months ended June 30, 2024. There were no material changes to fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3) for three and six months ended June 30, 2024 and July 2, 2023.

Other Fair Value Measurements
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain Accrued liabilities. At June 30, 2024, July 2, 2023 and December 31, 2023, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 30, 2024, July 2, 2023 and December 31, 2023 also include certain assets and liabilities measured at fair value, as described above. See note 8 for the fair value of the Company's outstanding debt.

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

At June 30, 2024, July 2, 2023 and December 31, 2023, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 30, 2024		July 2, 2023		December 31, 2023
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$172.2	$5.3	$216.5	$(5.3)	$129.9	$(1.7)
Sales	110.5	(0.7)	118.6	0.3	89.7	(0.2)
Royalties and Other	30.5	0.5	143.5	—	31.7	(0.5)
Total	$313.2	$5.1	$478.6	$(5.0)	$251.3	$(2.4)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets at June 30, 2024, July 2, 2023 and December 31, 2023 as follows:

	June 30, 2024	July 2, 2023	December 31, 2023
Prepaid expenses and other current assets
Unrealized gains	$3.4	$3.8	$0.5
Unrealized losses	(1.7)	(3.0)	(0.1)
Net unrealized gains	$1.7	$0.8	$0.4

Other assets
Unrealized gains	$1.9	$0.5	$—
Unrealized losses	(0.1)	(0.1)	—
Net unrealized gains	$1.8	$0.4	$—

Accrued liabilities
Unrealized gains	$0.2	$1.2	$0.7
Unrealized losses	(3.2)	(7.0)	(3.5)
Net unrealized losses	$(3.0)	$(5.8)	$(2.8)

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the three and six months ended June 30, 2024 and July 2, 2023 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Statements of Operations Classification
Cost of sales	$—	$(1.2)	$0.1	$1.3
Net revenues	(0.5)	0.1	(0.6)	0.2
Other	(0.2)	(0.5)	(0.3)	(0.7)
Net realized (losses) gains	$(0.7)	$(1.6)	$(0.8)	$0.8

Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of June 30, 2024, July 2, 2023 and December 31, 2023, the total notional amounts of the Company's undesignated derivative instruments were $246.6 million, $810.4 million, and $340.5 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At June 30, 2024, July 2, 2023 and December 31, 2023, the fair values of the Company's undesignated derivative financial instruments were recorded in the Consolidated Balance Sheets as follows:

	June 30, 2024	July 2, 2023	December 31, 2023
Prepaid expenses and other current assets
Unrealized gains	$—	$5.8	$0.3
Unrealized losses	—	(2.7)	—
Net unrealized gains	$—	$3.1	$0.3

Accrued liabilities
Unrealized gains	$0.4	$—	$1.4
Unrealized losses	(5.8)	(0.2)	(2.5)
Net unrealized losses	$(5.4)	$(0.2)	$(1.1)

The Company recorded a net loss of $4.9 million and a net gain of $4.2 million for three and six months ended June 30, 2024, respectively, and net gains of $6.8 million and $11.2 million, three and six months ended July 2, 2023, respectively, on these instruments to Other (income) expense, net relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments (see notes 6 and 11).

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(13) Restructuring Actions

During 2018 and 2020, the Company took certain restructuring actions including headcount reduction aimed at right-sizing the Company’s cost-structure and integration actions related to the acquisition of eOne. As of June 30, 2024, the Company had a remaining balance of $0.7 million in severance and other employee expenses related to these programs included within Other accrued liabilities in the Consolidated Balance Sheets, after making payments of $1.9 million during the six months ended June 30, 2024. Substantially all of the remaining cash payments related to these programs are expected to be made by the end of 2024.

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

As of June 30, 2024, the liability balance associated with the Program related restructuring actions consisted of severance payments recorded within Other accrued liabilities in the Consolidated Balance Sheets as follows:

	Six Months Ended
Operational Excellence	June 30, 2024	July 2, 2023
Balance at beginning of the year	$81.2	$84.9
Charges	7.4	—
Payments	(28.1)	(26.1)
Ending Balance	$60.5	$58.8

The following table presents the restructuring charges incurred to date under the Program, along with the estimated charges expected to be incurred on approved initiatives under the Program as of June 30, 2024:

Operational Excellence	Total
Charges incurred to date	$139.7
Estimated charges to be incurred on approved initiatives	—
Total expected charges on approved initiatives	$139.7

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

Environmental Liabilities - The Company monitors for any estimated environmental contingencies related to its current physical locations and former owned or leased facilities in which it is responsible for environmental matters. The Company has

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
a $31.1 million environmental liability related to a previously owned manufacturing facility (environmental liability assumed as part of a historical acquisition), in which the Company is solely responsible for the mitigation and remediation activities.

Contractual obligations and commercial commitments, as detailed in the Company's 2023 Form 10-K, did not materially change outside of certain payments made in the normal course of business, except as disclosed above and as disclosed in note 8.

(15) Segment Reporting

Hasbro is a game, toy, and intellectual property company with a broad portfolio of brands and entertainment content spanning toys, games, licensed products ranging from traditional to digital, as well as film and television entertainment. The Company's reportable segments are Consumer Products, Wizards of the Coast and Digital Gaming, Entertainment and Corporate and Other.

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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts for the three and six months ended June 30, 2024 and July 2, 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net revenues:
Consumer Products	$524.5	$655.2	$937.5	$1,175.6
Wizards of the Coast and Digital Gaming	452.0	375.6	768.3	670.8
Entertainment	18.8	179.2	46.8	364.6
Corporate and Other	—	—	—	—
Total net revenues	$995.3	$1,210.0	$1,752.6	$2,211.0

Intercompany revenues: (1)
Consumer Products	$64.7	$80.8	$104.0	$145.2
Wizards of the Coast and Digital Gaming	36.0	45.2	73.9	52.9
Entertainment	12.0	11.4	20.5	12.8
Corporate and Other	(112.7)	(137.4)	(198.4)	(210.9)
Total intercompany revenues:	$—	$—	$—	$—

Operating profit (loss):
Consumer Products (2)	$(9.3)	$11.4	$(56.2)	$(34.6)
Wizards of the Coast and Digital Gaming	247.1	142.3	369.9	219.1
Entertainment (3)	(1.0)	(324.2)	4.8	(332.9)
Corporate and Other (3) (4)	(24.7)	(18.1)	9.8	(22.3)
Total Operating profit (loss)	212.1	(188.6)	328.3	(170.7)
Interest expense	43.0	46.6	81.5	92.9
Interest income	(13.0)	(5.8)	(21.3)	(11.8)
Other non-operating expense (income)	(0.8)	(1.5)	4.2	(2.9)
Earnings (loss) before income taxes	$182.9	$(227.9)	$263.9	$(248.9)

(1) Amounts represent revenues from transactions with other operating segments that are included in the operating profit (loss) of the segment.

(2) During the three months ended June 30, 2024, the Company recorded two non-recurring prior year adjustments: (i) a $31.1 million expense related to historical environmental exposures, and (ii) a $26.7 million benefit related to over-accrual of vendor commitment liabilities. See Note 1 for further information. Both of these originally related to the Consumer Products segment; however, because the non-recurring nature of these adjustments are related to historical periods and not associated with the on-going future operations of the Consumer Products segment, the Company recorded the error corrections within the Corporate and Other segment.

(3) Certain long-term assets, including property, plant and equipment, goodwill and other intangibles, which benefit multiple operating segments, are included in both Entertainment and Corporate and Other. Allocations of certain Corporate and Other expenses, related to these assets are made to the individual operating segments at the beginning of the year based on budgeted amounts. Any differences between actual and budgeted amounts are reflected in Corporate and Other because allocations are translated from the U.S. Dollar to local currency at budgeted rates when recorded. Corporate and Other also includes the elimination of inter-company balance sheet amounts.

(4) Corporate and Other Operating profit (loss) includes Operational Excellence related transformation office and consulting fees of $7.3 million and $12.5 million for the three and six months ended June 30, 2024, respectively, and $10.4 million and $21.0 million for the three and six months ended July 2, 2023, respectively, which are recorded within Selling, distribution and administration costs within the Consolidated Statements of Operations. Third party consultants were engaged to assist the Company in performing a comprehensive review of operations and developing a transformation plan designed to support the organization in identifying, realizing, and capturing savings through the identification of organizational initiatives intended to create efficiencies and improve business processes and operations. The consultants assisted in providing benchmark data and are currently assisting with the design of an improved operating model and supply chain function. The Company expects this consulting assistance to conclude within 2024 in line with the transformation plans.

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

Overview

Hasbro, Inc. ("Hasbro") is a game, toy, and intellectual property company whose mission is to entertain and connect generations of fans through the exhilaration of play and the wonder of storytelling. We are Creating Magic Through Play by delivering engaging brand experiences for global audiences across gaming, consumer products and entertainment, with a portfolio of iconic brands including MAGIC: THE GATHERING, Hasbro Gaming, PLAY-DOH, NERF, TRANSFORMERS, DUNGEONS & DRAGONS, and PEPPA PIG, as well as premier partner brands.

Hasbro is guided by our purpose to create joy and community for all people around the world, one game, one toy, one story at a time. For the past decade, we have been consistently recognized for our corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media.

Recent Developments
In fiscal year 2023, we embarked upon an ambitious, multi-year transformation guided by our revamped strategy to focus on fewer, bigger and better brands. Since that announcement, we have been able to create efficiencies in our supply chain, improve our inventory position, lower our costs, and reinvest back into the business. In addition, we have strengthened our leadership team with industry veterans and turnaround experts and have focused our strategic investments on our most valuable and profitable franchises across games, toys, licensing and entertainment. This focused strategy also led to the decision to sell certain non-core parts of our business, including the Entertainment One film and television business ("eOne Film and TV") in December 2023, while retaining brand-based created content and the capability to develop and produce entertainment including animation, digital shorts, scripted TV and theatrical films related to core Hasbro IP, as well as our Family Brands business. In addition, during 2023, we made the difficult decision to take additional headcount reductions and accelerate the process of certain organizational structure changes in an effort to strengthen our foundation and position Hasbro for growth.

During 2024, the Company experienced declines in revenue from $1,210.0 million and $2,211.0 million for the three and six months ended July 2, 2023, respectively, to $995.3 million and $1,752.6 million for the three and six months ended June 30, 2024, respectively, driven primarily by the sale of eOne Film and TV business and by broader industry trends, exited businesses, shifts in product mix, a lighter entertainment slate in the current year, and reduced closeout sales in the Consumer Products business, partially offset by increases in our Wizards of the Coast and Digital Gaming segment driven by higher digital licensing revenue and contributions from MAGIC: THE GATHERING. The Company has made strong progress towards its ongoing turnaround efforts while achieving an operating profit of $212.1 million and $328.3 million during the three and six months ended June 30, 2024, respectively, as compared to an operating loss of $188.6 million and $170.7 million for the three and six months ended July 2, 2023, respectively. See the below discussion for the consolidated and segment results of operations.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the three months ended June 30, 2024 and July 2, 2023:

	Three Months Ended
	June 30, 2024		July 2, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$995.3	100.0%	$1,210.0	100.0%
Costs and expenses:
Cost of sales	237.7	23.9%	352.2	29.1%
Program production cost amortization	8.5	0.9%	134.4	11.1%
Royalties	55.3	5.6%	119.9	9.9%
Product development	70.4	7.1%	72.4	6.0%
Advertising	60.4	6.1%	85.1	7.0%
Amortization of intangibles	17.1	1.7%	22.8	1.9%
Impairment of goodwill	—	—%	231.2	19.1%
Loss on disposal of business	15.3	1.5%	—	—%
Selling, distribution and administration	318.5	32.0%	380.6	31.5%
Total costs and expenses	783.2	78.7%	1,398.6	115.6%
Operating profit (loss)	212.1	21.3%	(188.6)	(15.6)%
Non-operating (income) expense:
Interest expense	43.0	4.3%	46.6	3.9%
Interest income	(13.0)	(1.3)%	(5.8)	(0.5)%
Other income, net	(0.8)	(0.1)%	(1.5)	(0.1)%
Total non-operating expense, net	29.2	2.9%	39.3	3.2%
Earnings (loss) before income taxes	182.9	18.4%	(227.9)	(18.8)%
Income tax expense	44.4	4.5%	7.0	0.6%
Net earnings (loss)	138.5	13.9%	(234.9)	(19.4)%
Net earnings attributable to noncontrolling interests	—	—%	0.1	—%
Net earnings (loss) attributable to Hasbro, Inc.	$138.5	13.9%	$(235.0)	(19.4)%

Net earnings (loss) per common share:
Basic	$0.99		$(1.69)
Diluted	$0.99		$(1.69)

Net revenues - Net revenues for the second quarter of 2024 declined 18% to $995.3 million from $1,210.0 million for the second quarter of 2023 primarily driven by a $160.4 million, or 90%, decline in the Entertainment driven by the sale of the eOne Film and TV business, and a $130.7 million, or 20%, decline in the Consumer Products segment, partially offset by a $76.4 million, or 20%, increase in the Wizards of the Coast and Digital Gaming segment. See the Segment Results discussion below for further details.

The following table presents net revenues by brand portfolio category for the three months ended June 30, 2024 and July 2, 2023:

	Three Months Ended
	June 30, 2024	July 2, 2023	% Change
Franchise Brands	$786.6	$788.4	—%
Partner Brands	124.6	172.9	(28)%
Portfolio Brands	84.1	107.9	(22)%
Non-Hasbro Branded Film & TV (1)	—	140.8	(100)%
Total	$995.3	$1,210.0	(18)%

(1) Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased $1.8 million in the second quarter of 2024, compared to the second quarter of 2023. The net revenue decrease primarily reflects lower net revenues from NERF and TRANSFORMERS products. Net revenues from TRANSFORMERS products in the second quarter of 2023 were supported by the June 2023 theatrical release of TRANSFORMERS: Rise of the Beasts. The lower net revenues from NERF and TRANSFORMERS products were partially offset by higher net revenues from MONOPOLY GO!, along with MAGIC: THE GATHERING products, primarily due to strong demand for Modern Horizons 3 and strong early interest for Bloomburrow.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased $48.3 million, or 28%, in the second quarter of 2024, compared to the second quarter of 2023. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues from Partner Brands fluctuate depending on entertainment popularity, release dates and related product line offerings. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms.

During the second quarter of 2024, Partner Brands net revenue decreases were driven by lower net revenues from the Company's products for STAR WARS and MARVEL which benefited from a broader slate of entertainment releases in prior years without a more recent entertainment release to support revenue in the second quarter of 2024. Additionally, revenue in the second quarter of 2023 was higher due to the Company's products for INDIANA JONES supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.

PORTFOLIO BRANDS: Portfolio Brands net revenues decreased $23.8 million, or 22%, in the second quarter of 2024 compared to the second quarter of 2023. Lower net revenues from POWER RANGERS, BABY ALIVE, and PJ MASKS products were partially offset by revenue contributions from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023, along with revenue contributions from GI JOE products.

NON-HASBRO BRANDED FILM & TV: Net revenues from Non-Hasbro Branded Film & TV decreased $140.8 million in the second quarter of 2024 compared to the second quarter of 2023. Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the eOne Film and TV business sold during the fourth quarter of 2023. Effective in the first quarter of 2024, the Company moved the remaining Non-Hasbro Branded Film & TV brands into Portfolio Brands to align with the Company's Brand Strategy. For comparability, net revenues for three months ended July 2, 2023, has been reclassified to reflect the movement, resulting in a change of $0.8 million.

OPERATING COSTS AND EXPENSES

Cost of sales - Cost of sales for the second quarter of 2024 was $237.7 million, or 23.9% of net revenues, compared to $352.2 million, or 29.1% of net revenues, for the second quarter of 2023. The Cost of sales decrease in dollars was driven primarily by lower sales volumes, cost savings from the Company's Operational Excellence Program, and a non-recurring $26.7 million benefit related to a historical over-accrual of vendor commitment liabilities as discussed in Note 1 to the consolidated financial statements.

Program cost amortization - Program cost amortization decreased to $8.5 million, or 0.9% of net revenues, for the second quarter of 2024 from $134.4 million, or 11.1% of net revenues, for the second quarter of 2023. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue. The decrease in dollars and as a percent of net revenues during the second quarter of 2024 was driven by the impact of the sale of the eOne Film and TV business during the fourth quarter of 2023 as prior year Program costs were primarily associated with the eOne Film and TV business.

Royalties - Royalty expense for the second quarter of 2024 decreased to $55.3 million, or 5.6% of net revenues, compared to $119.9 million, or 9.9% of net revenues, for the second quarter of 2023. Fluctuations in Royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The decrease in Royalty expense in dollars and as a percent of net revenues during the second quarter of 2024 directly reflects the impact of the sale of the eOne Film and TV business.

Product development - Product development expense for the second quarter of 2024 was $70.4 million, or 7.1% of net revenues, compared to $72.4 million, or 6.0% of net revenues, for the second quarter of 2023. The decrease in Product development expense during the second quarter of 2024 was driven by the Company's Operational Excellence Program along with phasing of product releases.

Advertising - Advertising expense for the second quarter of 2024 was $60.4 million, or 6.1% of net revenues, compared to $85.1 million, or 7.0% of net revenues, for the second quarter of 2023. The Advertising expense decrease during the second quarter of 2024 was primarily driven by the sale of the eOne Film and TV business, along with declines in advertising expense in the Consumer Products segment associated with lower net revenues.

Amortization of intangibles - Amortization of intangible assets decreased to $17.1 million, or 1.7% of net revenues, for the second quarter of 2024, compared to $22.8 million, or 1.9% of net revenues, for the second quarter of 2023. The decrease in 2024 reflects lower definite lived intangible assets due to the sale of the eOne Film and TV business and impairments taken in 2023. See further detail of impairments taken in 2023 in Note 6 of the 2023 Annual Report.

Impairment of goodwill - There were no goodwill impairment charges in the second quarter of 2024. During the second quarter of 2023, the Company recorded $231.2 million of goodwill impairment charges associated with goodwill assigned to the Company's Film and TV reporting unit. See further details in the 2023 Annual Report.

Selling, distribution and administration - Selling, distribution and administration expenses decreased to $318.5 million, or 32.0% of net revenues for the second quarter of 2024, from $380.6 million, or 31.5% of net revenues, for the second quarter of 2023. The decrease in Selling, distribution and administration expenses during the second quarter of 2024 primarily reflects lower administrative expenses due to cost savings from the Company's Operational Excellence Program and a prior year intangible asset impairment charge of $65.0 million related to the Company's eOne trademark intangible asset, partially offset by a non-recurring $31.1 million expense related to historical environmental exposures as discussed in Note 1 to the consolidated financial statements.

Operating Profit (Loss) - The operating profit for the second quarter of 2024 was $212.1 million, or 21.3% of net revenues, compared to an operating loss of $188.6 million, or 15.6% of net revenues, for the second quarter of 2023 driven by the factors discussed above.

NON-OPERATING EXPENSE (INCOME)

Interest expense - Interest expense for the second quarter of 2024 totaled $43.0 million compared to $46.6 million in the second quarter of 2023. The decrease in Interest expense for the second quarter of 2024 primarily reflects lower average outstanding borrowings in the second quarter of 2024 as compared to second quarter of 2023 due to the assumption of the production financing borrowings by Lionsgate as part of the eOne Film and TV business and due to the retirement of the Company's variable-rate Five-Year term loan using proceeds from the sale of the eOne Film and TV business, both occurring during the fourth quarter of 2023, partially offset by the issuance of the 2034 Notes (see Liquidity and Capital Resources discussion below for further information including description of the 2034 Notes).

Interest income - Interest income was $13.0 million for the second quarter of 2024, compared to $5.8 million in the second quarter of 2023. Higher Interest income in 2024 primarily reflects higher average interest rates in 2024 compared to 2023, along with the Company's investment in short-term treasury bills in connection with the issuance of the 2034 Notes (see Liquidity and Capital Resources discussion below for further information including description of the 2034 Notes).

Other income, net - Other income, net was $0.8 million for the second quarter of 2024, compared to Other income, net of $1.5 million in the second quarter of 2023. The change in Other income, net during 2024 was driven primarily by an increase in foreign currency exchange losses the second quarter of 2024 as compared to the second quarter of 2023.

INCOME TAXES
Income tax expense totaled $44.4 million on pre-tax income of $182.9 million in the second quarter of 2024 compared to income tax expense of $7.0 million on pre-tax loss of $227.9 million in the second quarter of 2023. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the second quarter of 2024, the Company recorded a $15.3 million unfavorable adjustment to the 2023 Loss on Sale of the Film & TV reporting unit with no corresponding tax benefit. The second quarter of 2023 includes an impairment of goodwill related to the Film & TV reporting unit of $231.2 million with no tax benefit. During the second quarter of 2024, exclusive of the Loss on Sale adjustment, the Company recorded favorable net discrete tax adjustments of $1.1 million compared to a net benefit exclusive of the goodwill impairment of $12.2 million in the second quarter of 2023.

The favorable net discrete tax adjustments for the second quarter of 2024 are primarily associated with the release of various uncertain tax positions. The favorable net discrete tax adjustments for the second quarter of 2023 are primarily associated with a tax benefit on the impairment of trade names in Entertainment segment, offset by stock-based compensation and activity related to uncertain tax positions, primarily interest accruals. Absent discrete items, the tax rates for the second quarter of 2024 and 2023 were 22.9% and 28.2%, respectively. The decrease in the base rate of 22.9% for the second quarter of 2024, relative to the second quarter of 2023, is primarily due to the mix of jurisdictions where the Company earned its profits combined with the phasing of the Company's income earned throughout 2023.

SEGMENT RESULTS

The following table presents net external revenues and operating profit (loss) for the Company's reportable segments for the three months ended June 30, 2024 and July 2, 2023:

	Three Months Ended
	June 30, 2024	July 2, 2023	% Change
Net revenues:
Consumer Products	$524.5	$655.2	(20)%
Wizards of the Coast and Digital Gaming	452.0	375.6	20%
Entertainment	18.8	179.2	(90)%
Total net revenues	$995.3	$1,210.0	(18)%

Operating profit (loss):
Consumer Products	$(9.3)	$11.4	(182)%
Wizards of the Coast and Digital Gaming	247.1	142.3	74%
Entertainment	(1.0)	(324.2)	(100)%
Corporate and Other	(24.7)	(18.1)	36%
Total Operating profit (loss)	$212.1	$(188.6)	(212)%

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the three months ended June 30, 2024 and July 2, 2023:

	Three Months Ended
	June 30, 2024	July 2, 2023
North America	$306.1	$382.0
Europe	92.0	131.9
Asia Pacific	62.6	66.4
Latin America	63.8	74.9
Net revenues	$524.5	$655.2

The Consumer Products segment net revenues decreased 20% to $524.5 million for the second quarter of 2024 compared to $655.2 million for the second quarter of 2023 primarily driven by broader industry trends, exited businesses, including out-licensing certain brands, shifts in product mix, and reduced closeout sales as a result of last year's inventory clean up initiatives.

The net revenue decrease primarily reflects lower net revenues from NERF, TRANSFORMERS, MARVEL and STAR WARS products. Net revenues from TRANSFORMERS products in the second quarter of 2023 were supported by the June 2023 theatrical release of TRANSFORMERS: Rise of the Beasts. The net revenue decrease was driven by lower net revenues from the Company's products for STAR WARS and MARVEL which benefited from a robust slate of entertainment releases in prior years without a more recent release entertainment release to support revenue in the second quarter of 2024.

Consumer Products segment operating loss for the second quarter of 2024 was $9.3 million or 1.8% of segment net revenues, compared to a segment operating profit of $11.4 million or 1.7% of segment net revenues, for the second quarter of 2023. The decrease in operating profit in the second quarter of 2024 was driven by lower net revenue, partially offset by savings realized from the Company's Operational Excellence program, lower royalty expenses reflecting the mix of products sold, lower advertising and promotion expense and lower freight costs, associated with the lower sales volumes.

Wizards of the Coast and Digital Gaming Segment

The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the three months ended June 30, 2024 and July 2, 2023:

	Three Months Ended
	June 30, 2024	July 2, 2023
Tabletop Gaming	$307.6	$298.5
Digital and Licensed Gaming	144.4	77.1
Net revenues	$452.0	$375.6

Wizards of the Coast and Digital Gaming segment net revenues increased 20.3% in the second quarter of 2024 to $452.0 million from $375.6 million in the second quarter of 2023. The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the second quarter of 2024 was primarily attributable to revenue contributions from higher digital licensing of Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023, and MONOPOLY GO!. Tabletop Gaming revenue increased 3.0% behind growth in MAGIC: THE GATHERING primarily due to strong demand for Modern Horizons 3 and strong early interest for Bloomburrow.

Wizards of the Coast and Digital Gaming segment operating profit was $247.1 million, or 54.7% of segment net revenues for the second quarter of 2024, compared to operating profit of $142.3 million, or 37.9% of segment net revenues, for the second quarter of 2023. The operating profit increase during the second quarter of 2024 was driven by increased net revenues, contributions from higher digital licensing revenue mix, lower royalty expense, and cost savings initiatives.

Entertainment Segment
The following table presents Entertainment segment net revenues by category for the three months ended June 30, 2024 and July 2, 2023:

	Three Months Ended
	June 30, 2024	July 2, 2023
Film and TV	$1.8	$153.3
Family Brands	17.0	25.9
Net revenues	$18.8	$179.2

Entertainment segment net revenues decreased 90% to $18.8 million for the second quarter of 2024, compared to $179.2 million for the second quarter of 2023. The net revenue decrease in the Entertainment segment during the second quarter of 2024 was driven by lower net revenues as a result of the sale of the eOne Film and TV business during the fourth quarter of 2023.

Entertainment segment operating loss was $1.0 million, or 5.3% of segment net revenues for the second quarter of 2024, compared to an operating loss of $324.2 million, or 181% of segment net revenues for the second quarter of 2023. The increase in Entertainment segment operating results during the second quarter of 2024 was driven by a non-cash goodwill impairment charge of $231.2 million and intangible asset impairment charges of $65.0 million recorded during the second quarter of 2023, associated with the impairment review of the Company's Film and TV reporting unit.

Corporate and Other
Corporate and Other operating loss was $24.7 million for the second quarter of 2024 compared to an operating loss of $18.1 million for the second quarter of 2023. The increase in operating loss in the second quarter of 2024 as compared to the second quarter of 2023 primarily reflects the net impact of the two prior period non-recurring adjustments recorded during the second quarter of 2024. Refer to Note 1 to the consolidated financial statements for further information on the two non-recurring adjustments.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the six months ended June 30, 2024 and July 2, 2023:

	Six Months Ended
	June 30, 2024		July 2, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,752.6	100.0%	$2,211.0	100.0%
Costs and expenses:
Cost of sales	441.9	25.2%	637.5	28.8%
Program production cost amortization	16.6	0.9%	256.9	11.6%
Royalties	106.2	6.1%	188.9	8.5%
Product development	135.9	7.8%	155.7	7.0%
Advertising	111.9	6.4%	167.9	7.6%
Amortization of intangibles	34.1	1.9%	45.9	2.1%
Impairment of goodwill	—	—%	231.2	10.5%
Loss on disposal of business	24.4	1.4%	—	—%
Selling, distribution and administration	553.3	31.6%	697.7	31.6%
Total costs and expenses	1,424.3	81.3%	2,381.7	107.7%
Operating profit (loss)	328.3	18.7%	(170.7)	(7.7)%
Non-operating (income) expense:				—%
Interest expense	81.5	4.7%	92.9	4.2%
Interest income	(21.3)	(1.2)%	(11.8)	(0.5)%
Other (income) expense, net	4.2	0.2%	(2.9)	(0.1)%
Total non-operating expense, net	64.4	3.7%	78.2	3.5%
Earnings (loss) before income taxes	263.9	15.1%	(248.9)	(11.3)%
Income tax expense	66.3	3.8%	7.7	0.3%
Net earnings (loss)	197.6	11.3%	(256.6)	(11.6)%
Net earnings attributable to noncontrolling interests	0.9	0.1%	0.5	—%
Net earnings (loss) attributable to Hasbro, Inc.	$196.7	11.2%	$(257.1)	(11.6)%

Net earnings (loss) per common share:
Basic	$1.41		$(1.85)
Diluted	$1.41		$(1.85)

Net revenues - Net revenues for the first six months of 2024 decreased 21% to $1,752.6 million from $2,211.0 million for the first six months of 2023 primarily driven by a $317.8 million, or 87%, decline in the Entertainment segment and a $238.1 million, or 20%, decline in the Consumer Products segment, partially offset by a $97.5 million, or 15%, increase in the Wizards of the Coast and Digital Gaming segment. See the Segment Results discussion below for further details.

The following table presents net revenues by brand portfolio category for the six months ended June 30, 2024 and July 2, 2023:

	Six Months Ended
	June 30, 2024	July 2, 2023	% Change
Franchise Brands	$1,393.1	$1,401.8	(1)%
Partner Brands	212.3	305.6	(31)%
Portfolio Brands	147.2	200.0	(26)%
Non-Hasbro Branded Film & TV (1)	—	303.6	(100)%
Total	$1,752.6	$2,211.0	(21)%

(1) Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased $8.7 million in the first six months of 2024, compared to the first six months of 2023. The net revenue decrease primarily reflects lower net revenues from NERF and TRANSFORMERS products. Net revenues from TRANSFORMERS products in the first six months of 2023 were supported by the June 2023 theatrical release of TRANSFORMERSs: Rise of the Beasts. The lower net revenues from NERF and TRANSFORMERS products were partially offset by higher net revenues from MONOPOLY GO!, along with MAGIC: THE GATHERING products, primarily due to strong demand for Modern Horizons 3 and strong early interest for Bloomburrow.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased $93.3 million, or 31%, in the first six months of 2024, compared to the first six months of 2023. During the first six months of 2024, Partner Brands net revenue decreases were driven by lower net revenues from the Company's products for STAR WARS and MARVEL which benefited from a broader slate of entertainment releases in prior years without a more recent release entertainment release to support revenue in the first six months of 2024. Additionally, revenue in the first six months of 2023 was higher due to the Company's products for INDIANA JONES supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.

PORTFOLIO BRANDS: Portfolio Brands net revenues decreased $52.8 million, or 26%, in the first six months of 2024 compared to the first six months of 2023. Lower net revenues from POWER RANGERS, MY LITTLE PONY, and PJ MASKS products were partially offset by revenue contributions from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023.

NON-HASBRO BRANDED FILM & TV: Net revenues from Non-Hasbro Branded Film & TV decreased $303.6 million in the first six months of 2024 compared to the first six months of 2023. Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the eOne Film and TV business sold during the fourth quarter of 2023. Effective in the first quarter of 2024, the Company moved the remaining Non-Hasbro Branded Film & TV brands into Portfolio Brands to align with the Company's Brand Strategy. For comparability, net revenues for six months ended July 2, 2023, has been reclassified to reflect the movement, resulting in a change of $0.9 million.

OPERATING COSTS AND EXPENSES

Cost of sales - Cost of sales for the first six months of 2024 was $441.9 million, or 25.2% of net revenues, compared to $637.5 million, or 28.8% of net revenues, for the first six months of 2023. The Cost of sales decrease in dollars was driven primarily by lower sales volumes, cost savings from the Company's Operational Excellence Program, and a non-recurring $26.7 million benefit related to a historical over-accrual of vendor commitment liabilities as discussed in Note 1 to the consolidated financial statements.

Program cost amortization - Program cost amortization decreased to $16.6 million, or 0.9% of net revenues, for the first six months of 2024 from $256.9 million, or 11.6% of net revenues, for the first six months of 2023. The decrease in dollars and as a percent of net revenues during the first six months of 2024 was driven by the impact of the sale of the eOne Film and TV business during the fourth quarter of 2023 as prior year Program costs were primarily associated with the eOne Film and TV business.

Royalties - Royalty expense for the first six months of 2024 decreased to $106.2 million, or 6.1% of net revenues, compared to $188.9 million, or 8.5% of net revenues, for the first six months of 2023. The decrease in Royalty expense in dollars and as a percent of net revenues during the first six months of 2024 directly reflects the impact of the sale of the eOne Film and TV business.

Product development - Product development expense for the first six months of 2024 was $135.9 million, or 7.8% of net revenues, compared to $155.7 million, or 7.0% of net revenues, for the first six months of 2023. The decrease in Product development expense during the first six months of 2024 was driven by the Company's Operational Excellence Program along with phasing of product releases.

Advertising - Advertising expense for the first six months of 2024 was $111.9 million, or 6.4% of net revenues, compared to $167.9 million, or 7.6% of net revenues, for the first six months of 2023. The Advertising expense decrease during the first six months of 2024 was primarily driven by the sale of the eOne Film and TV business, along with declines in the advertising expense in the Consumer Products segment due to lower net revenues.

Amortization of intangibles - Amortization of intangible assets decreased to $34.1 million, or 1.9% of net revenues, for the first six months of 2024, compared to $45.9 million, or 2.1% of net revenues, for the first six months of 2023. The decrease in 2024 reflects lower definite lived intangible assets due to the sale of the eOne Film and TV business and impairments taken in 2023. See further detail of impairments taken in 2023 in Note 6 of the 2023 Annual Report.

Impairment of goodwill - There were no goodwill impairment charges during the first six months of 2024. During the first six months of 2023, the Company recorded $231.2 million of goodwill impairment charges associated with goodwill assigned to the Company's Film and TV reporting unit. See further details in the 2023 Annual Report.

Selling, distribution and administration - Selling, distribution and administration expenses decreased to $553.3 million, or 31.6% of net revenues for the first six months of 2024, from $697.7 million, or 31.6% of net revenues, for the first six months of 2023. The decrease in Selling, distribution and administration expenses during the first six months of 2024 primarily reflects lower administrative expenses due to cost savings from the Company's Operational Excellence Program, a prior year intangible asset impairment charge of $65.0 million related to the Company's eOne trademark intangible asset, along with a non-recurring stock-compensation adjustment of $18.1 million recorded during the first quarter of 2024, partially offset by a non-recurring $31.1 million expense related to historical environmental exposures as discussed in Note 1 to the consolidated financial statements.

Operating Profit (Loss) - The operating profit for the first six months of 2024 was $328.3 million, or 18.7% of net revenues, compared to an operating loss of $170.7 million, or 7.7% of net revenues, for the first six months of 2023 driven by the factors discussed above.

NON-OPERATING EXPENSE (INCOME)

Interest expense - Interest expense for the first six months of 2024 totaled $81.5 million compared to $92.9 million in the first six months of 2023. The decrease in Interest expense for the first six months of 2024 primarily reflects lower average outstanding borrowings in the first six months of 2024 as compared to first six months of 2023 due to the assumption of the production financing borrowings by Lionsgate as part of the eOne Film and TV business and due to the retirement of the Company's variable-rate Five-Year term loan using proceeds from the sale of the eOne Film and TV business, both occurring during the fourth quarter of 2023, partially offset by the issuance of the 2034 Notes (see Liquidity and Capital Resources discussion below for further information including description of the 2034 Notes).

Interest income - Interest income was $21.3 million for the first six months of 2024, compared to $11.8 million in the first six months of 2023. Higher Interest income in 2024 primarily reflects higher average interest rates in 2024 compared to 2023, along with the Company's investment in short-term treasury bills in connection with the issuance of the 2034 Notes (see Liquidity and Capital Resources discussion below for further information including description of the 2034 Notes).

Other expense (income), net - Other expense, net was $4.2 million for the first six months of 2024, compared to Other income, net of $2.9 million in the first six months of 2023. The change in Other expense (income), net during 2024 was driven primarily by an increase in foreign currency exchange losses the first six months of 2024 as compared to the first six months of 2023.

INCOME TAXES
Income tax expense totaled $66.3 million on pre-tax income of $263.9 million in the first six months of 2024 compared to income tax expense of $7.7 million on pre-tax loss of $248.9 million in the first six months of 2023. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first six months of 2024, the Company incurred a $24.4 million unfavorable adjustment to the 2023 Loss on Sale of the Film & TV reporting unit with no corresponding tax benefit. The first six months of 2023 includes an impairment of goodwill related to the Film & TV reporting unit of $231.2 million with no tax benefit. During the first six months of 2024, exclusive of the Loss on Sale adjustment, the Company recorded unfavorable net discrete tax adjustments of $0.7 million compared to a net benefit, exclusive of the goodwill impairment, of $8.9 million in the first six months of 2023.

The unfavorable net discrete tax adjustments for the first six months of 2024 are primarily associated with stock-based compensation offset by the release of various uncertain tax positions. The favorable net discrete tax adjustments for the first six months of 2023 are primarily associated with a tax benefit on the impairment of trade names in the Entertainment segment, offset by stock-based compensation and activity related to uncertain tax positions, primarily interest accruals. Absent discrete items, the tax rates for the first six months of 2024 and 2023 were 22.7% and 35.3% respectively. The decrease in the base rate of 22.7% for the first six months of 2024, relative to the first six months of 2023, is primarily due to the mix of jurisdictions where the Company earned its profits combined with the phasing of the Company's income earned throughout 2023.

SEGMENT RESULTS

The following table presents net external revenues and operating profit (loss) for the Company's reportable segments for the six months ended June 30, 2024 and July 2, 2023:

	Six Months Ended
	June 30, 2024	July 2, 2023	% Change
Net revenues:
Consumer Products	$937.5	$1,175.6	(20)%
Wizards of the Coast and Digital Gaming	768.3	670.8	15%
Entertainment	46.8	364.6	(87)%
Total net revenues	$1,752.6	$2,211.0	(21)%

Operating profit (loss):
Consumer Products	$(56.2)	$(34.6)	62%
Wizards of the Coast and Digital Gaming	369.9	219.1	69%
Entertainment	4.8	(332.9)	(101)%
Corporate and Other	9.8	(22.3)	(144)%
Total Operating profit (loss)	$328.3	$(170.7)	(292)%

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the six months ended June 30, 2024 and July 2, 2023:

	Six Months Ended
	June 30, 2024	July 2, 2023
North America	$545.2	$661.1
Europe	179.5	263.5
Asia Pacific	111.4	129.7
Latin America	101.4	121.3
Net revenues	$937.5	$1,175.6

The Consumer Products segment net revenues decreased 20% to $937.5 million for the first six months of 2024 compared to $1,175.6 million for the first six months of 2023 primarily driven by broader industry trends, exited businesses, including out-licensing certain brands, shifts in product mix, and reduced closeout sales as a result of last year's inventory clean up initiatives. The net revenue decrease primarily reflects lower net revenues from NERF, TRANSFORMERS, STAR WARS and MARVEL products. Net revenues from TRANSFORMERS products in the first six months of 2023 were supported by the June 2023 theatrical release of TRANSFORMERS: Rise of the Beasts. The net revenue decrease was driven by lower net revenues from the Company's products for STAR WARS and MARVEL which benefited from a robust slate of entertainment releases in prior years without a more recent release entertainment release to support revenue in the first six months of 2024

Consumer Products segment operating loss for the first six months of 2024 was $56.2 million or 6.0% of segment net revenues, compared to a segment operating loss of $34.6 million or 2.9% of segment net revenues, for the first six months of 2023. The decrease in operating profit in the first six months of 2024 was driven by lower net revenue, partially offset by savings realized from the Company's Operational Excellence program, lower royalty expenses reflecting the mix of products sold, lower advertising and promotion expense and lower freight costs, associated with the lower sales volumes.

Wizards of the Coast and Digital Gaming Segment

The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the six months ended June 30, 2024 and July 2, 2023:

	Six Months Ended
	June 30, 2024	July 2, 2023
Tabletop Gaming	$535.8	$516.4
Digital and Licensed Gaming	232.5	154.4
Net revenues	$768.3	$670.8

Wizards of the Coast and Digital Gaming segment net revenues increased 15% in the first six months of 2024 to $768.3 million from $670.8 million in the first six months of 2023. The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the first six months of 2024 was primarily attributable to revenue contributions from higher digital licensing of Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023, and MONOPOLY GO!. Tabletop Gaming revenue increased 4% behind growth in MAGIC: THE GATHERING primarily due to strong demand for Modern Horizons 3 and strong early interest for Bloomburrow.

Wizards of the Coast and Digital Gaming segment operating profit was $369.9 million, or 48.1% of segment net revenues for the first six months of 2024, compared to operating profit of $219.1 million, or 32.7% of segment net revenues, for the first six months of 2023. The operating profit increase during the first six months of 2024 was driven by increased net revenues, contributions from higher digital licensing revenue mix, lower royalty expense, and cost savings initiatives.

Entertainment Segment
The following table presents Entertainment segment net revenues by category for the six months ended June 30, 2024 and July 2, 2023:

	Six Months Ended
	June 30, 2024	July 2, 2023
Film and TV	$1.8	$321.7
Family Brands	45.0	42.9
Net revenues	$46.8	$364.6

Entertainment segment net revenues decreased 87% to $46.8 million for the first six months of 2024, compared to $364.6 million for the first six months of 2023. The net revenue decrease in the Entertainment segment during the first six months of 2024 was driven by lower net revenues as a result of the sale of the eOne Film and TV business during the fourth quarter of 2023.

Entertainment segment operating profit was $4.8 million, or 10% of segment net revenues for the first six months of 2024, compared to an operating loss of $332.9 million, or 91% of segment net revenues for the first six months of 2023. The increase in Entertainment segment operating results during the first six months of 2024 was driven by a non-cash goodwill impairment charge of $231.2 million and intangible asset impairment charges of $65.0 million recorded during the first six months of 2023, associated with the impairment review of the Company's Film and TV reporting unit.

Corporate and Other
Corporate and Other operating profit was $9.8 million for the first six months of 2024 compared to an operating loss of $22.3 million for the first six months of 2023. The increase in operating profit in the first six months of 2024 as compared to the first six months of 2023 reflects savings realized from the Company's Operational Excellence program and a benefit from an non-recurring adjustment for stock compensation expense reversal recorded in the first quarter of 2024, partially offset by the net impact of the two prior period non-recurring adjustments recorded during the second quarter of 2024. Refer to Note 1 to the consolidated financial statements for further information on these non-recurring adjustments.

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

As of June 30, 2024, the Company's cash and cash equivalents totaled $626.8 million, and the Company's short-term investments totaled $483.0 million. The majority of the Company’s cash and cash equivalents held outside of the United States as of June 30, 2024, are denominated in the U.S. dollar.

As of June 30, 2024, the Company had a remaining liability of $95.0 million related to a one-time mandatory deemed repatriation tax on undistributed foreign earnings applied in 2017 and paid in interest free installments over eight years, all of which is reflected in current liabilities in the Company's Consolidated Balance Sheets and represents the Company's final two installments due in 2024 and 2025, respectively. Due to severe storms and flooding in 2024 in Providence County, Rhode Island, US federal tax payments initially due April 15, 2024 were delayed to July 15, 2024, and, accordingly, both the 2024 and 2025 installment payments are reflected in short term liabilities as of June 30, 2024. Additionally, during the second quarter, the federal government applied $8.2 million of a tax refund receivable against the 2024 transition tax payment, reducing the July 2024 payment from $45.9 million to $37.7 million.

Under the Company’s commercial paper program, at the request of the Company and subject to market conditions, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The Company intends to use the commercial paper program as its primary short-term borrowing facility. As of June 30, 2024, the Company had no outstanding borrowings related to the commercial paper program.

The Company’s revolving credit facility with Bank of America, provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion. The revolving credit facility also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Company's revolving credit facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of June 30, 2024. The Company had no borrowings outstanding under its revolving credit facility as of June 30, 2024. However, letters of credit outstanding under this facility as of June 30, 2024 were approximately $4.0 million. Amounts available and unused under the revolving credit facility at June 30, 2024 were approximately $1.2 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $7.6 million was utilized as of June 30, 2024. Of the amount utilized under, or supported by, the uncommitted lines, the full $7.6 million represented letters of credit.

The Company has principal amounts of long-term debt as of June 30, 2024 of $4.0 billion, due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $500.0 million is current as of June 30, 2024 which represents the Company's 3% fixed-rate notes due November 2024 (the "2024 Notes"). See note 8 to the Company’s consolidated financial statements for additional information on long-term debt and long-term debt interest repayment, respectively.

In May 2024, the Company issued an aggregate of $500.0 million of senior unsecured debt securities that bears a fixed interest of 6.05% due 2034 (the "2034 Notes"). In connection with the issuance of the 2034 Notes, the 2034 Notes were issued with an original issuance discount of $1.4 million and capitalized $5.3 million of debt issuance costs. The original issuance discount and debt issuance costs will be amortized over the term of the 2034 Notes. It is anticipated that proceeds from the 2034 Notes, along with existing cash available, will be utilized to repay the 2024 Notes. As of June 30, 2024, the Company had invested the proceeds from the 2034 Notes in short-term investments.

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

The amount of obligations confirmed under the supplier finance program that remain unpaid by the Company were $72.4 million, $89.0 million, and $43.3 million as of June 30, 2024, July 2, 2023 and December 31, 2023, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.

Cash Flow

The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the six months ended June 30, 2024 and July 2, 2023.

	Six Months Ended
	June 30, 2024	July 2, 2023
Net cash provided by (utilized for):
Operating activities	$365.1	$119.2
Investing activities	(575.4)	(115.8)
Financing activities	288.5	(296.2)

Net cash provided by Operating activities in the first six months of 2024 was $365.1 million compared to $119.2 million in the first six months of 2023. The $245.9 million increase in net cash provided by Operating activities after adjusting for non-cash items, was primarily attributable to improved net income in the first six months of 2024 compared to first six months of 2023, and working capital benefits, primarily as a result of the sale of the eOne Film and TV business.

Net cash utilized for Investing activities was $575.4 million in the first six months of 2024 compared to net cash utilized for Investing activities of $115.8 million in the first six months of 2023. Additions to property, plant and equipment were $97.7 million in the first six months of 2024 compared to $112.1 million in the first six months of 2023 and purchase of Short-term Investments of $480.1 million in the first six months of 2024 from the proceeds of the 2034 Notes compared to the prior year with no similar activity.

Net cash provided by Financing activities was $288.5 million in the first six months of 2024 compared to net cash utilized of $296.2 million in the first six months of 2023. Financing activities in the first six months of 2024 primarily include $500.0 million of proceeds from issuance of the 2034 Notes, dividends paid of $194.6 million and $11.9 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity. Financing activities in the first six months of 2023 include $193.8 million of dividends paid, $45.0 million of principal amortization payments toward the Company's Five-Year Tranche loan, which was retired during the fourth quarter of 2023 using the proceeds received from the sale of eOne Film and TV, as well as drawdowns of $105.0 million and repayments of $142.5 million related to production financing loans, all of which were assumed by Lionsgate effective upon the closing of the sale of the eOne Film and TV business in the fourth quarter of 2023, and $14.5 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity.

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

As of June 30, 2024, the Company had fixed-rate debt of $4.0 billion. The Company may from time to time assess interest rate swaps related to its outstanding debt. The Company did not have any outstanding swaps as of June 30, 2024, July 2, 2023, or December 31, 2023.

INFLATION

The impact of inflation on the Company's business operations was significant during the first six months of 2024 and throughout 2023. The Company monitors the impact of inflation to its business operations on an ongoing basis and may need to implement actions such as price adjustments to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation could affect consumer purchases of our products and spending on entertainment. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company's financial results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2024. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is currently party to certain legal proceedings, none of which it believes to be material to its business or financial condition.

Item 1A.    Risk Factors.

In connection with information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed under Item 1A. Risk Factors, in Part I of our 2023 Form 10-K and in our subsequent filings, including in this filing, should be considered. The risks set forth in our 2023 Form 10-K and in our subsequent filings, including in this filing, could materially and adversely affect our business, financial condition, and results of operations. There are no material changes from the risk factors as previously disclosed in our 2023 Form 10-K, in any of our subsequently filed reports or as otherwise set forth in this Quarterly Report.

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

There were no repurchases of the Company’s Common Stock during the six months ended June 30, 2024. At June 30, 2024, Hasbro had $241.6 million remaining available under its share repurchase authorization.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

During the six months ended June 30, 2024, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

4.9
Seventh Supplemental Indenture dated as of May 14, 2024, among the Company and The Bank of New York Mellon Trust Company, N.A. and U.S. Bank, National Association, supplementing the Indenture dated as of March 15, 2000. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2024, File No. 1-6682.)

10.1**
Amended and Restated Employment Agreement between the Company and Christian P. Cocks dated May 22, 2024. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2024, File No. 1-6682.)

10.2**
Fourth Amendment to Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, File No. 1-6682.)

10.3**	Form of 2024 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

10.4**	Form of 2024 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith
** Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: July 31, 2024	By: /s/ Gina Goetter
Gina Goetter
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)