Form 10-Q
period 2024-09-29
HASBRO, INC.
filed 2024-10-31
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of October 28, 2024 was 139,501,418.

Hasbro, Inc.
Form 10-Q
For the Quarter Ended September 29, 2024

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies and plans; products, gaming and entertainment; anticipated cost savings; expected debt repayments; expected impact of newly issued accounting pronouncements; and financial targets. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties.
Factors that might cause such a difference include, but are not limited to:

•our ability to successfully execute on our business strategy and transformation initiatives, and to achieve anticipated cost savings;
•our ability to successfully innovate and invest in digital gaming, licensing arrangements and partnerships;
•our ability to successfully compete in the play industry;
•our ability to transform our business and capabilities to address the changing global consumer landscape, including evolving demographics for our products and advancements in technology;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	September 29, 2024	October 1, 2023	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $0.3 million, $1.1 million and $0.6 million	$696.1	$185.5	$545.4
Short-term investments	489.3	—	—
Accounts receivable, net	1,069.2	1,102.0	1,029.3
Inventories	375.4	617.7	332.0
Prepaid expenses and other current assets	391.6	286.2	416.9
Assets held for sale	—	1,048.7	—
Total current assets	3,021.6	3,240.1	2,323.6
Property, plant and equipment, less accumulated depreciation of $643.2 million, $603.3 million and $618.9 million	564.2	474.6	488.6
Other assets:
Goodwill	2,278.9	3,238.8	2,279.2
Other intangible assets, net of accumulated amortization of $1,350.5 million, $1,229.3 million and $1,296.9 million	539.5	655.1	587.5
Other	825.7	731.6	862.0
Total other assets	3,644.1	4,625.5	3,728.7
Total assets	$7,229.9	$8,340.2	$6,540.9
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$500.0	$60.0	$500.0
Accounts payable	420.3	371.4	340.6
Accrued liabilities	1,132.5	985.4	1,215.8
Liabilities held for sale	—	607.4	—
Total current liabilities	2,052.8	2,024.2	2,056.4
Long-term debt	3,462.6	3,654.6	2,965.8
Other liabilities	404.8	438.2	431.7
Total liabilities	$5,920.2	$6,117.0	$5,453.9
Commitments and contingencies (Note 14)
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at September 29, 2024, October 1, 2023, and December 31, 2023	110.1	110.1	110.1
Additional paid-in capital	2,609.5	2,574.1	2,590.6
Retained earnings	2,408.2	3,348.3	2,188.4
Accumulated other comprehensive loss	(227.8)	(208.4)	(201.5)
Treasury stock, at cost; 80,798,468 shares at September 29, 2024; 81,541,637 shares at October 1, 2023; and 81,498,181 shares at December 31, 2023	(3,612.8)	(3,626.3)	(3,625.7)
Noncontrolling interests	22.5	25.4	25.1
Total shareholders' equity	1,309.7	2,223.2	1,087.0
Total liabilities, noncontrolling interests and shareholders' equity	$7,229.9	$8,340.2	$6,540.9
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net revenues	$1,281.3	$1,503.4	$3,033.9	$3,714.4
Costs and expenses:
Cost of sales	378.9	494.5	820.8	1,132.0
Program cost amortization	7.9	68.4	24.5	325.3
Royalties	98.0	106.9	204.2	295.8
Product development	76.3	76.7	212.2	232.4
Advertising	101.9	81.9	213.8	249.8
Amortization of intangibles	17.1	19.2	51.2	65.1
Impairment of goodwill	—	—	—	231.2
Loss on disposal of business	—	473.0	24.4	473.0
Selling, distribution and administration	299.3	352.3	852.6	1,050.0
Total costs and expenses	979.4	1,672.9	2,403.7	4,054.6
Operating profit (loss)	301.9	(169.5)	630.2	(340.2)
Non-operating expense (income):
Interest expense	46.2	47.1	127.7	140.0
Interest income	(14.7)	(3.8)	(36.0)	(15.6)
Other (income) expense, net	(19.9)	2.2	(15.7)	(0.7)
Total non-operating expense, net	11.6	45.5	76.0	123.7
Earnings (loss) before income taxes	290.3	(215.0)	554.2	(463.9)
Income tax expense (benefit)	67.0	(44.6)	133.3	(36.9)
Net earnings (loss)	223.3	(170.4)	420.9	(427.0)
Net earnings attributable to noncontrolling interests	0.1	0.7	1.0	1.2
Net earnings (loss) attributable to Hasbro, Inc.	$223.2	$(171.1)	$419.9	$(428.2)

Net earnings (loss) per common share:
Basic	$1.60	$(1.23)	$3.01	$(3.09)
Diluted	$1.59	$(1.23)	$3.00	$(3.09)
Cash dividends declared per common share	$0.70	$0.70	$1.40	$2.10
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net earnings (loss)	$223.3	$(170.4)	$420.9	$(427.0)
Other comprehensive earnings (loss):
Foreign currency translation adjustments, net of tax	(1.4)	(2.7)	(28.1)	46.4
Net gains (losses) on cash flow hedging activities, net of tax	(4.2)	5.0	0.7	(2.2)
Reclassifications to earnings, net of tax:
Net gains on cash flow hedging activities	0.1	2.9	1.2	2.5
Amortization of unrecognized pension and postretirement amounts	(0.1)	(0.1)	(0.1)	(0.2)
Total other comprehensive (loss) earnings, net of tax	(5.6)	5.1	(26.3)	46.5
Total comprehensive earnings attributable to noncontrolling interests	0.1	0.7	1.0	1.2
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$217.6	$(166.0)	$393.6	$(381.7)
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Nine months ended
	September 29, 2024	October 1, 2023
Cash flows from operating activities:
Net earnings (loss)	$420.9	$(427.0)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of plant and equipment	74.0	88.0
Loss on disposal of business	24.4	473.0
Impairment of goodwill	—	231.2
Impairment of intangible assets	—	65.0
Amortization of intangibles	51.2	65.1
Program production cost amortization	24.5	325.3
Deferred income taxes	21.0	(47.1)
Stock-based compensation	28.8	55.9
Other non-cash items	(13.7)	(6.6)
Change in operating assets and liabilities net of acquired balances:
Increase in accounts receivable	(49.7)	(86.3)
(Increase) decrease in inventories	(45.5)	53.0
Decrease in prepaid expenses and other current assets	8.2	17.0
Program spend, net	(20.7)	(337.5)
Increase (decrease) in accounts payable and accrued liabilities	72.7	(127.5)
Change in net deemed repatriation tax	(45.9)	(34.4)
Other	37.4	27.8
Net cash provided by operating activities	587.6	334.9
Cash flows from investing activities:
Additions to property, plant and equipment	(146.2)	(160.4)
Purchases of investments	(571.0)	—
Net (settlement) proceeds from sale of business	(12.0)	—
Sale of investments	91.0	—
Other	2.8	(2.2)
Net cash utilized by investing activities	(635.4)	(162.6)
Cash flows from financing activities:
Proceeds from borrowings with maturity greater than three months	498.6	2.5
Repayments of borrowings with maturity greater than three months	—	(107.0)
Net proceeds from other short-term borrowings	—	0.3
Dividends paid	(292.2)	(290.9)
Payments related to tax withholding for share-based compensation	(13.0)	(15.7)
Stock-based compensation transactions	7.6	—
Payment of financing costs	(5.3)	—
Other	(4.9)	(7.2)
Net cash provided by (utilized by) financing activities	190.8	(418.0)
Effect of exchange rate changes on cash	7.7	(11.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	150.7	(257.2)
Net change due to cash classified as held for sale	—	(70.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	150.7	(327.6)
Cash, cash equivalents and restricted cash at beginning of year	545.4	513.1
Cash, cash equivalents and restricted cash at end of period	$696.1	$185.5

Supplemental information
Cash paid during the period for:
Interest	$101.8	$126.7
Income taxes, net	$70.2	$96.9
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Millions of Dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2023	$110.1	$2,590.6	$2,188.4	$(201.5)	$(3,625.7)	$25.1	$1,087.0
Net earnings attributable to Hasbro, Inc.	—	—	58.2	—	—	—	58.2
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.9	0.9
Other comprehensive loss	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation transactions	—	(16.9)	—	—	6.9	—	(10.0)
Stock-based compensation expense	—	(5.0)	—	—	—	—	(5.0)
Dividends declared	—	1.2	(98.6)	—	—	—	(97.4)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.0)	(2.0)
Balance, March 31, 2024	$110.1	$2,569.9	$2,148.0	$(203.3)	$(3,618.8)	$24.0	$1,029.9
Net earnings attributable to Hasbro, Inc.	—	—	138.5	—	—	—	138.5
Other comprehensive loss	—	—	—	(18.9)	—	—	(18.9)
Stock-based compensation transactions	—	2.9	—	—	2.4	—	5.3
Stock-based compensation expense	—	17.5	—	—	2.3	—	19.8
Dividends declared	—	1.8	(1.8)	—	—	—	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.7)	(1.7)
Balance, June 30, 2024	$110.1	$2,592.1	$2,284.7	$(222.2)	$(3,614.1)	$22.3	$1,172.9
Net earnings attributable to Hasbro, Inc.	—	—	223.2	—	—	—	223.2
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.1	0.1
Other comprehensive loss	—	—	—	(5.6)	—	—	(5.6)
Stock-based compensation transactions	—	0.6	—	—	2.0	—	2.6
Stock-based compensation expense	—	14.7	—	—	(0.7)	—	14.0
Dividends declared	—	2.1	(99.7)	—	—	—	(97.6)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	0.1	0.1
Balance, September 29, 2024	$110.1	$2,609.5	$2,408.2	$(227.8)	$(3,612.8)	$22.5	$1,309.7
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Millions of Dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 25, 2022	$110.1	$2,540.6	$4,071.4	$(254.9)	$(3,634.4)	$29.1	$2,861.9
Net loss attributable to Hasbro, Inc.	—	—	(22.1)	—	—	—	(22.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.4	0.4
Other comprehensive earnings	—	—	—	17.5	—	—	17.5
Stock-based compensation transactions	—	(19.0)	—	—	5.0	—	(14.0)
Stock-based compensation expense	—	15.7	—	—	—	—	15.7
Dividends declared	—	0.5	(97.5)	—	—	—	(97.0)
Buyout of redeemable noncontrolling interest	—	(2.1)	—	—	—	—	(2.1)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.6)	(1.6)
Balance, April 2, 2023	$110.1	$2,535.7	$3,951.8	$(237.4)	$(3,629.4)	$27.9	$2,758.7
Net loss attributable to Hasbro, Inc.	—	—	(235.0)	—	—	—	(235.0)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.1	0.1
Other comprehensive earnings	—	—	—	23.9	—	—	23.9
Stock-based compensation transactions	—	(1.1)	—	—	0.7	—	(0.4)
Stock-based compensation expense	—	18.5	—	—	2.4	—	20.9
Dividends declared	—	1.5	(98.7)	—	—	—	(97.2)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.8)	(0.8)
Balance, July 2, 2023	$110.1	$2,554.6	$3,618.1	$(213.5)	$(3,626.3)	$27.2	$2,470.2
Net loss attributable to Hasbro, Inc.	—	—	(171.1)	—	—	—	(171.1)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.7	0.7
Other comprehensive earnings	—	—	—	5.1	—	—	5.1
Stock-based compensation transactions	—	(1.3)	—	—	(0.1)	—	(1.4)
Stock-based compensation expense	—	19.2	—	—	0.1	—	19.3
Dividends declared	—	1.6	(98.7)	—	—	—	(97.1)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.5)	(2.5)
Balance, October 1, 2023	$110.1	$2,574.1	$3,348.3	$(208.4)	$(3,626.3)	$25.4	$2,223.2
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all consolidated subsidiaries ("Hasbro" or the "Company") as of September 29, 2024, October 1, 2023, and December 31, 2023, and the results of its operations and cash flows and shareholders' equity for the periods ended September 29, 2024 and October 1, 2023 in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes thereto. Actual results could differ from those estimates.

The three months ended September 29, 2024 and October 1, 2023 were 13-week periods. The nine months ended September 29, 2024 and October 1, 2023 were 39-week and 40-week periods, respectively.

The results of operations for the three and nine months ended September 29, 2024 are not necessarily indicative of results to be expected for the full year 2024, nor were those of the comparable 2023 periods representative of those actually experienced for the full year 2023.

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

Other Adjustments
During the nine months ended September 29, 2024, the Company corrected prior period errors associated with an $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that should have been recorded during fiscal year 2023 (recorded in Selling, distribution and administration on the Consolidated Statements of Operations), a $31.1 million expense and associated liability related to historical environmental exposures in accordance with Accounting Standard Codification 410, Asset Retirement and Environmental Obligations (recorded in Selling, distribution and administration on the Consolidated Statements of Operations), and a $26.7 million benefit related to an over-accrual of vendor commitment liabilities (recorded in Cost of sales on the Consolidated Statements of Operations). The recording of these items was not considered to be material, individually or in the aggregate, to the Company's prior year financial statements or the 2024 consolidated financial statements.

Significant Accounting Policies
The Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's 2023 Form 10-K.

Recently Adopted Accounting Standards
During the three and nine months ended September 29, 2024, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The changes in carrying amounts of contract assets and liabilities for the nine months ended September 29, 2024 and October 1, 2023 are as follows:

	September 29, 2024	October 1, 2023
Assets
Balance at beginning of the year	$213.3	$594.4
Recognized in current year	252.9	389.4
Amounts reclassified to accounts receivable	(221.9)	(427.4)
Reclassified to assets held for sale (1)	—	(384.6)
Foreign currency impact	(1.8)	(5.3)
Ending Balance	$242.5	$166.5

Liabilities
Balance at beginning of the year	$230.8	$113.0
Recognized in current year	168.1	254.5
Amounts in beginning balance reclassified to revenue	(53.1)	(68.3)
Current year amounts reclassified to revenue	(96.0)	(156.6)
Reclassified to liabilities held for sale (1)	—	(27.5)
Foreign currency impact	7.1	(2.1)
Ending Balance	$256.9	$113.0
(1) See Note 3 for additional information on assets and liabilities held for sale.

Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of September 29, 2024, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $2.7 million. Of this amount, we expect to recognize $0.6 million in the remainder of 2024 and $2.1 million in 2025. These amounts include only fixed consideration.

Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of September 29, 2024 and October 1, 2023 are primarily from contracts with customers. A summary of the activity in the allowance for credit losses for the nine months ended September 29, 2024 and October 1, 2023 are as follows:

	September 29, 2024	October 1, 2023

Balance at beginning of the year	$12.7	$20.0
Charged to costs and expenses, net	4.6	2.8
Customer accounts written off—net of recoveries	(0.5)	(0.8)
Reclassified to assets held for sale (1)	—	(1.4)
Foreign currency impact	(0.6)	0.2
Ending balance	$16.2	$20.8
(1) See Note 3 for additional information on assets held for sale.

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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Effective in the first quarter of 2024, subsequent to the sale of the eOne Film and TV business (as defined in Note 3), the Company moved the remaining Non-Hasbro Branded Film & TV brands into Portfolio Brands to align with the Company's Brand Strategy. For comparability, net revenues for the three and nine months ended October 1, 2023, have been reclassified to reflect the movement, resulting in a change of $0.3 million and $1.2 million, respectively.

The following table represents consolidated Consumer Products segment net revenues by major geographic region for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
North America	$526.8	$573.6	$1,072.0	$1,234.7
Europe	162.3	208.7	341.8	472.2
Asia Pacific	81.9	61.8	193.3	191.5
Latin America	89.1	112.8	190.5	234.1
Net revenues	$860.1	$956.9	$1,797.6	$2,132.5

The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Tabletop Gaming	$296.8	$290.5	$832.6	$806.9
Digital and Licensed Gaming	107.2	133.1	339.7	287.5
Net revenues	$404.0	$423.6	$1,172.3	$1,094.4

The following table represents consolidated Entertainment segment net revenues by category for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Film and TV (1)	$1.6	$102.1	$3.4	$423.8
Family Brands	15.6	20.8	60.6	63.7
Net revenues	$17.2	$122.9	$64.0	$487.5
(1) Net revenues from the Company's Film and TV portfolio were primarily associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.

The following table presents consolidated net revenues by brand portfolio for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Franchise Brands	$941.6	$1,011.0	$2,334.7	$2,412.8
Partner Brands	190.1	228.2	402.4	533.8
Portfolio Brands	149.6	170.6	296.8	370.6
Non-Hasbro Branded Film & TV (1)	—	93.6	—	397.2
Net revenues	$1,281.3	$1,503.4	$3,033.9	$3,714.4
(1) Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(3) Sale of Non-Core Entertainment One Film and TV Business

On December 27, 2023, the Company completed the sale of its Entertainment One film and television business ("eOne Film and TV") to Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.à.r.l (collectively "Lionsgate"), pursuant to the terms of an Equity Purchase Agreement dated August 3, 2023, among Hasbro and Lionsgate. The Company sold eOne Film and TV for a sales price of $375.0 million in cash, subject to the satisfaction of customary net working capital closing conditions and holdbacks for certain retained liabilities, plus the assumption by Lionsgate of production financing loans. During the nine months ended September 29, 2024, the Company recorded a $24.4 million expense in Loss on disposal of business on the Consolidated Statements of Operations associated with certain purchase price and related adjustments.

The Company recorded a pre-tax non-cash charge of $539.0 million within Loss on disposal of business on the Consolidated Statements of Operations for the year ended December 31, 2023, of which $473.0 million was recorded during the three and nine months ended October 1, 2023. The Company also recorded pre-tax cash transaction expenses of $35.1 million within Selling, distribution and administration expense on the Consolidated Statements of Operations for the year ended December 31, 2023. See Note 3 of the Company's 2023 Annual Report for further detail of the Company's sale of the eOne Film and TV business.

The Company determined that the non-core eOne Film and TV business met the criteria to be classified as held for sale at October 1, 2023, but did not meet the criteria to be classified as discontinued operations. As a result, the related assets and liabilities were included in the separate assets and liabilities held-for-sale line items of the asset and liability sections of the consolidated balance sheets. The following table summarizes the assets and liabilities held for sale at October 1, 2023:

October 1, 2023
Assets:
Cash and cash equivalents including restricted cash of $4.1 million	$70.4
Accounts receivable, less allowance for doubtful accounts of $1.4 million	85.2
Inventories	2.7
Prepaid expenses and other current assets	402.6
Property, plant and equipment, less accumulated depreciation of $21.3 million	53.6
Other assets	891.5
Write-down loss allowance (1)	(457.3)
Total assets held for sale	$1,048.7

Liabilities:
Short-term borrowings	$141.9
Current portion of long-term debt	8.2
Accounts payable and accrued liabilities	404.4
Long-term debt	0.8
Other liabilities	52.1
Total liabilities held for sale	$607.4
(1) In addition to the write-down loss allowance of $457.3 million, the Company also recognized $15.7 million of currency translation losses on the classification of held for sale. The pre-tax non-cash loss on assets held for sale of $473.0 million includes both the write-down allowance and the currency translation losses.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(4) Earnings (Loss) Per Share

Net earnings (loss) per share data for the three and nine months ended September 29, 2024 and October 1, 2023 were computed as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net earnings (loss) attributable to Hasbro, Inc.	$223.2	$(171.1)	$419.9	$(428.2)

Average shares outstanding	139.5	138.8	139.3	138.7
Effect of dilutive securities:
Options and other share-based awards	1.0	—	0.7	—
Equivalent Shares	140.5	138.8	140.0	138.7

Net earnings (loss) attributable to Hasbro, Inc. per common share
Basic	$1.60	$(1.23)	$3.01	$(3.09)
Diluted	$1.59	$(1.23)	$3.00	$(3.09)

For the three and nine months ended September 29, 2024, options and restricted stock units totaling 1.1 million and 1.9 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the three and nine months ended October 1, 2023, options and restricted stock units totaling 2.1 million and 2.5 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. Of the fiscal 2023 amount, 1.9 million and 1.7 million shares, respectively, would have been included in the calculation of diluted shares had the Company not had a net loss for the three and nine months ended October 1, 2023. Assuming the Company was in a net earnings position, the awards and options that would have been included, under the treasury stock method, would have resulted in an additional 0.4 million and 0.2 million shares, respectively, being included in the diluted earnings per share calculation for the three and nine months ended October 1, 2023.

(5) Goodwill

Changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 29, 2024 and October 1, 2023 are as follows:

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment (1)	Total
2024
Balance as of December 31, 2023	$1,582.3	$371.7	$325.2	$2,279.2
Foreign exchange translation	(0.1)	(0.2)	—	(0.3)
Balance as of September 29, 2024	$1,582.2	$371.5	$325.2	$2,278.9

	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment (1)	Total
2023
Balance as of December 25, 2022	$1,584.7	$371.5	$1,513.9	$3,470.1
Foreign exchange translation	(0.1)	—	—	(0.1)
Impairment during the period	—	—	(231.2)	(231.2)
Balance as of October 1, 2023	$1,584.6	$371.5	$1,282.7	$3,238.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(1) During the fourth quarter of 2023, the Company recorded $960.0 million of non-cash goodwill impairment charges within the Entertainment segment. See further detail in the 2023 Annual Report.

During the nine months ended October 1, 2023, the Company recorded non-cash impairment charges of $296.2 million within the Entertainment segment. These impairment charges consisted of a $231.2 million goodwill impairment charge recorded within Impairment of goodwill and a $65.0 million intangible asset impairment charge, recorded in Selling, distribution and administration costs, within the Consolidated Statements of Operations for the nine months ended October 1, 2023.

(6) Other Comprehensive Earnings (Loss)

Components of Other comprehensive earnings (loss) are presented within the Consolidated Statements of Comprehensive Earnings (Loss). The following table presents the related tax effects on changes in Other comprehensive earnings (loss) for the three and nine months ended September 29, 2024 and October 1, 2023.

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$0.4	$(0.7)	$(0.8)	$1.6
Reclassifications to earnings (loss), tax effect:
Tax (benefit) expense on cash flow hedging activities	—	(0.9)	(0.5)	(1.4)
Amortization of unrecognized pension and postretirement amounts	—	—	—	0.1
Total tax effect on other comprehensive earnings (loss)	$0.4	$(1.6)	$(1.3)	$0.3

Changes in the components of Accumulated other comprehensive earnings (loss), net of tax for the nine months ended September 29, 2024 and October 1, 2023 are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2024
Balance at December 31, 2023	$(4.2)	$(16.8)	$(0.1)	$(180.4)	$(201.5)
Current period other comprehensive earnings (loss)	(0.1)	1.9	—	(28.1)	(26.3)
Balance at September 29, 2024	$(4.3)	$(14.9)	$(0.1)	$(208.5)	$(227.8)

2023
Balance at December 25, 2022	$(3.0)	$(12.0)	$(0.1)	$(239.8)	$(254.9)
Current period other comprehensive earnings (loss)	(0.2)	0.3	—	46.4	46.5
Balance at October 1, 2023	$(3.2)	$(11.7)	$(0.1)	$(193.4)	$(208.4)

Gains (Losses) on Derivative Instruments
At September 29, 2024, the Company had remaining deferred losses on foreign currency forward contracts, net of tax, of $0.2 million in Accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the nine months ended September 29, 2024 or forecasted to be purchased during the remainder of 2024, intercompany expenses expected to be paid or received during 2024 and cash receipts for sales made at the end of the third quarter of 2024 or forecasted to be made in the remainder of 2024. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales expenses.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes that were repaid in full in the aggregate principal amount of $300.0 million in 2021, and the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related Notes using the effective interest rate method. At September 29, 2024, deferred losses, net of tax of $13.5 million related to these instruments remained in AOCE. For each of the three months ended September 29, 2024 and October 1, 2023, previously deferred losses, net of tax of $0.2 million related to these instruments were reclassified from AOCE to net earnings. For the nine months ended September 29, 2024 and October 1, 2023, previously deferred losses, net of tax of $0.5 million and $0.5 million, respectively, related to these instruments were reclassified from AOCE to net earnings.

Of the net deferred losses included in AOCE at September 29, 2024, the Company expects net losses of approximately $0.4 million to be reclassified to the Consolidated Statements of Operations within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.

See Note 12 for additional discussion on reclassifications from AOCE to earnings.

(7) Additional Balance Sheet Information

Components of Accrued liabilities for the periods ended September 29, 2024, October 1, 2023 and December 31, 2023 were as follows:

	September 29, 2024	October 1, 2023	December 31, 2023
Royalties	$335.4	$148.9	$286.8
Deferred revenue	103.2	112.1	101.6
Lag & cancellation charges	51.2	83.0	118.9
Dividends (1)	—	97.1	97.2
Severance	51.0	55.5	83.7
Accrued income taxes	99.3	27.3	61.6
Other taxes	60.5	63.8	68.7
Interest	49.5	38.1	29.9
General vendor accruals	57.8	57.9	51.9
Participations and residuals	18.3	30.4	34.0
Advertising	70.0	52.3	45.0
Lease liability - current	32.2	28.1	30.5
Payroll and management incentives	79.8	63.8	85.6
Defined contribution plans	16.0	27.3	29.7
Freight	34.7	32.3	22.9
Insurance	12.3	12.2	13.3
Professional fees	18.6	16.0	12.4
Accrued expenses - IIP & IIC	0.5	2.7	0.7
Other	42.2	36.6	41.4
Total accrued liabilities	$1,132.5	$985.4	$1,215.8
(1) During the fourth quarter of 2024, the Board of Directors declared a quarterly cash dividend of $0.70 per common share payable on December 4, 2024, to shareholders of record at the close of business on November 24, 2024.

Prepaid expenses and other current assets include accrued income, current of $173.6 million, $92.0 million, and $85.6 million as of September 29, 2024, October 1, 2023 and December 31, 2023, respectively.

Other assets include deferred tax assets of $407.1 million, $251.7 million, and $427.9 million as of September 29, 2024, October 1, 2023 and December 31, 2023, respectively, and content assets of $145.1 million, $196.5 million, and $162.8 million as of September 29, 2024, October 1, 2023 and December 31, 2023, respectively

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(8) Debt

The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings as of September 29, 2024, October 1, 2023 and December 31, 2023 are as follows:

	September 29, 2024		October 1, 2023		December 31, 2023
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$869.5	$900.0	$797.4	$900.0	$839.8
3.55% Notes Due 2026	675.0	662.4	675.0	629.3	675.0	641.0
3.00% Notes Due 2024	500.0	498.2	500.0	483.2	500.0	488.4
6.35% Notes Due 2040	500.0	536.5	500.0	483.7	500.0	520.1
3.50% Notes Due 2027	500.0	486.6	500.0	461.4	500.0	472.2
6.05% Notes Due 2034	500.0	526.5	—	—	—	—
5.10% Notes Due 2044	300.0	279.7	300.0	245.1	300.0	271.6
6.60% Debentures Due 2028	109.9	117.5	109.9	113.0	109.9	116.0
Variable % Notes Due December 30, 2024 (1)	—	—	250.0	250.0	—	—
Production Financing Facilities (2)	—	—	—	—	—	—
Total long-term debt	$3,984.9	$3,976.9	$3,734.9	$3,463.1	$3,484.9	$3,349.1
Less: Deferred debt expenses	22.3	—	20.3	—	19.1	—
Less: Current portion	500.0	—	60.0	—	500.0	—
Long-term debt	$3,462.6	$3,976.9	$3,654.6	$3,463.1	$2,965.8	$3,349.1
(1) During the fourth quarter of 2023, the Company paid the remaining principal balance of the Variable % Notes Due December 30, 2024.
(2) The Company's production financing facilities were assumed by Lionsgate effective upon the closing of the sale of the eOne Film and TV business in the fourth quarter of 2023 and were recorded in liabilities held for sale as of October 1, 2023. See Note 3 for additional information.

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

The Company also has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the program that remain unpaid by the Company were $118.7 million, $105.7 million, and $43.3 million as of September 29, 2024, October 1, 2023 and December 31, 2023, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.

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

The Company's unamortized investments in productions and investments in acquired content rights consisted of the following at September 29, 2024, October 1, 2023, and December 31, 2023:

	September 29, 2024	October 1, 2023	December 31, 2023
Investment in Films and Television Programs: (1)
Individual Monetization
Released, net of amortization	$73.7	$78.3	$74.7
Completed and not released	—	—	5.1
In production	12.3	27.2	27.1
Pre-production	4.8	18.4	10.4
	90.8	123.9	117.3
Film/TV Group Monetization
Released, net of amortization	42.5	14.6	26.0
In production	—	33.2	23.6
	42.5	47.8	49.6
Investment in Other Programming
Released, net of amortization	5.0	16.5	16.1
Completed and not released	—	—	—
In production	5.9	6.8	0.8
Pre-production	0.9	1.5	0.8
	11.8	24.8	17.7
Total Program Investments	$145.1	$196.5	$184.6
(1) Investments in productions and investments in acquired content totaling $734.8 million were removed from the Company's balance sheet as of December 31, 2023, in connection with the sale of the eOne Film and TV business completed on December 27, 2023. See Note 3 for additional information.

The Company's program cost amortization related to released programming during the three and nine months ended September 29, 2024 and October 1, 2023, consist of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Investment in production	$7.9	$60.3	$24.5	$294.5
Investment in content	—	8.1	—	30.8
Total program cost amortization	$7.9	$68.4	$24.5	$325.3

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

The effective tax rate ("ETR") was 23.1% for the three months ended September 29, 2024, and 20.8% for the three months ended October 1, 2023. The following items caused the third quarter ETR in 2024 to be different from the third quarter 2023 ETR:

•During the three months ended September 29, 2024 the Company recorded a discrete tax expense of $1.1 million, primarily associated with the interest accruals on uncertain tax positions.

•During the three months ended October 1, 2023 the Company recorded a discrete tax benefit of $104.4 million, primarily associated with the loss on assets held for sale.

The ETR was 24.1% for the nine months ended September 29, 2024, and 8.0% for the nine months ended October 1, 2023. The following items caused the year-to-date ETR in 2024 to be significantly different from the 2023 year-to-date ETR:

•During the nine months ended September 29, 2024, the Company recorded unfavorable adjustments to the 2023 Loss on Sale of the Film & TV reporting unit of $24.4 million with no tax benefit. The Company also recorded a net discrete tax expense of $1.8 million, primarily associated with stock-based compensation.

•During the nine months ended October 1, 2023, the Company recorded an impairment of goodwill related to the Film and TV reporting unit of $231.2 million with no tax benefit. The Company also recorded a net discrete tax benefit of $113.3 million, exclusive of the goodwill impairment, primarily associated with tax benefits on the impairment of trade names in the Film & TV reporting unit in the second quarter and loss on assets held for sale of $473.0 million in the third quarter.

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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At September 29, 2024, October 1, 2023 and December 31, 2023, the Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 29, 2024
Assets:
Short-term investments	$489.3	$489.3	$—	$—
Available-for-sale securities	0.6	0.6	—	—
Derivatives	3.4	—	3.4	—
Total assets	$493.3	$489.9	$3.4	$—

Liabilities:
Derivatives	$5.9	$—	$5.9	$—
Option agreement	1.7	—	—	1.7
Total liabilities	$7.6	$—	$5.9	$1.7

October 1, 2023
Assets:
Available-for-sale securities	$1.2	$1.2	$—	$—
Derivatives	8.3	—	8.3	—
Total assets	$9.5	$1.2	$8.3	$—

Liabilities:
Derivatives	$2.1	$—	$2.1	$—
Option agreement	1.7	—	—	1.7
Total liabilities	$3.8	$—	$2.1	$1.7

December 31, 2023
Assets:
Available-for-sale securities	$1.1	$1.1	$—	$—
Derivatives	0.7	—	0.7	—
Total assets	$1.8	$1.1	$0.7	$—

Liabilities:
Derivatives	$3.9	$—	$3.9	$—
Option agreement	1.7	—	—	1.7
Total Liabilities	$5.6	$—	$3.9	$1.7

At September 29, 2024, the Company held $489.3 million of U.S. Treasury bills which are classified as held-to maturity and carried at amortized cost, and were recorded in Short-term investments in the Company's Consolidated Balance Sheet. This amount reflects the proceeds from the Company’s $500 million debt offering completed in May 2024, which proceeds, together with available cash, are expected to be used to repay indebtedness of the Company due in November 2024.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company's derivatives primarily consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the three and nine months ended September 29, 2024. There were no material changes to fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3) for three and nine months ended September 29, 2024 and October 1, 2023.

Other Fair Value Measurements
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain Accrued liabilities. At September 29, 2024, October 1, 2023 and December 31, 2023, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 29, 2024, October 1, 2023 and December 31, 2023 also include certain assets and liabilities measured at fair value, as described above. See Note 8 for the fair value of the Company's outstanding debt.

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

At September 29, 2024, October 1, 2023 and December 31, 2023, the notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 29, 2024		October 1, 2023		December 31, 2023
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$164.7	$1.3	$194.4	$3.4	$129.9	$(1.7)
Sales	104.6	(3.2)	113.4	0.8	89.7	(0.2)
Royalties and Other	26.4	1.5	70.5	(0.9)	31.7	(0.5)
Total	$295.7	$(0.4)	$378.3	$3.3	$251.3	$(2.4)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets at September 29, 2024, October 1, 2023 and December 31, 2023 as follows:

	September 29, 2024	October 1, 2023	December 31, 2023
Prepaid expenses and other current assets
Unrealized gains	$3.1	$5.9	$0.5
Unrealized losses	(0.2)	(2.0)	(0.1)
Net unrealized gains	$2.9	$3.9	$0.4

Other assets
Unrealized gains	$0.5	$1.5	$—
Unrealized losses	—	(0.1)	—
Net unrealized gains	$0.5	$1.4	$—

Accrued liabilities
Unrealized gains	$1.0	$0.4	$0.7
Unrealized losses	(4.0)	(2.4)	(3.5)
Net unrealized losses	$(3.0)	$(2.0)	$(2.8)

Other liabilities
Unrealized gains	$0.1	$—	$—
Unrealized losses	(1.0)	—	—
Net unrealized losses	$(0.9)	$—	$—

Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings for the three and nine months ended September 29, 2024 and October 1, 2023 as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Statements of Operations Classification
Cost of sales	$(0.6)	$1.8	$(0.7)	$0.5
Net revenues	0.8	(0.1)	1.4	(0.2)
Other	(0.3)	1.2	—	1.7
Net realized (losses) gains	$(0.1)	$2.9	$0.7	$2.0

Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of September 29, 2024, October 1, 2023 and December 31, 2023, the total notional amounts of the Company's undesignated derivative instruments were $267.4 million, $807.5 million, and $340.5 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
At September 29, 2024, October 1, 2023 and December 31, 2023, the fair values of the Company's undesignated derivative financial instruments were recorded in the Consolidated Balance Sheets as follows:

	September 29, 2024	October 1, 2023	December 31, 2023
Prepaid expenses and other current assets
Unrealized gains	$—	$10.7	$0.3
Unrealized losses	—	(7.7)	—
Net unrealized gains	$—	$3.0	$0.3

Accrued liabilities
Unrealized gains	$0.2	$—	$1.4
Unrealized losses	(2.2)	(0.1)	(2.5)
Net unrealized losses	$(2.0)	$(0.1)	$(1.1)

The Company recorded a net gain of $4.5 million and a net gain of $8.7 million for three and nine months ended September 29, 2024, respectively, and net gains of $15.1 million and $26.4 million, three and nine months ended October 1, 2023, respectively, on these instruments to Other (income) expense, net relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.

For additional information related to the Company's derivative financial instruments (see Notes 6 and 11).

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(13) Restructuring Actions

During 2018 and 2020, the Company took certain restructuring actions including headcount reduction aimed at right-sizing the Company’s cost-structure and integration actions related to the acquisition of eOne. As of September 29, 2024, the Company had a remaining balance of $0.6 million in severance and other employee expenses related to these programs included within Other accrued liabilities in the Consolidated Balance Sheets, after making payments of $1.9 million during the nine months ended September 29, 2024. Substantially all of the remaining cash payments related to these programs are expected to be made by the end of 2024.

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

As of September 29, 2024, the liability balance associated with the Program related restructuring actions consisted of severance payments recorded within Other accrued liabilities in the Consolidated Balance Sheets as follows:

	Nine Months Ended
Operational Excellence	September 29, 2024	October 1, 2023
Balance at beginning of the year	$81.2	$84.9
Charges	7.8	—
Payments	(40.1)	(33.9)
Ending Balance	$48.9	$51.0

The following table presents the restructuring charges incurred to date under the Program, along with the estimated charges expected to be incurred on approved initiatives under the Program as of September 29, 2024:

Operational Excellence	Total
Charges incurred to date	$140.1
Estimated charges to be incurred on approved initiatives	—
Total expected charges on approved initiatives	$140.1

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

Environmental Liabilities - The Company monitors for any estimated environmental contingencies related to its current physical locations and former owned or leased facilities in which it is responsible for environmental matters. The Company has

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
estimated a $31.1 million environmental liability related to a previously owned manufacturing facility (environmental liability assumed as part of a historical acquisition), in which the Company is solely responsible for the mitigation and remediation activities.

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

•Corporate and Other provides management and administrative services to the Company's principal reporting segments described above and consists of unallocated corporate expenses and administrative costs and activities not considered when evaluating segment performance as well as certain assets benefiting more than one segment.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts for the three and nine months ended September 29, 2024 and October 1, 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net revenues:
Consumer Products	$860.1	$956.9	$1,797.6	$2,132.5
Wizards of the Coast and Digital Gaming	404.0	423.6	1,172.3	1,094.4
Entertainment	17.2	122.9	64.0	487.5
Corporate and Other	—	—	—	—
Total net revenues	$1,281.3	$1,503.4	$3,033.9	$3,714.4

Intercompany revenues: (1)
Consumer Products	$75.6	$72.7	$179.6	$226.8
Wizards of the Coast and Digital Gaming	46.0	43.5	119.9	136.6
Entertainment	17.2	14.8	37.7	39.4
Corporate and Other	(138.8)	(131.0)	(337.2)	(402.8)
Total intercompany revenues:	$—	$—	$—	$—

Operating profit (loss):
Consumer Products (2)	$121.0	$96.1	$64.8	$61.5
Wizards of the Coast and Digital Gaming	181.2	203.4	551.1	422.5
Entertainment (3)	9.8	(468.5)	14.6	(801.4)
Corporate and Other (3) (4)	(10.1)	(0.5)	(0.3)	(22.8)
Total Operating profit (loss)	301.9	(169.5)	630.2	(340.2)
Interest expense	46.2	47.1	127.7	140.0
Interest income	(14.7)	(3.8)	(36.0)	(15.6)
Other non-operating expense (income)	(19.9)	2.2	(15.7)	(0.7)
Earnings (loss) before income taxes	$290.3	$(215.0)	$554.2	$(463.9)

(1) Amounts represent revenues from transactions with other operating segments that are included in the operating profit (loss) of the segment.

(2) During the nine months ended September 29, 2024, the Company recorded two non-recurring prior year adjustments: (i) a $31.1 million expense related to historical environmental exposures, and (ii) a $26.7 million benefit related to over-accrual of vendor commitment liabilities. See Note 1 for further information. Both of these originally related to the Consumer Products segment; however, because the non-recurring nature of these adjustments are related to historical periods and not associated with the on-going future operations of the Consumer Products segment, the Company recorded the error corrections within the Corporate and Other segment.

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

(4) Corporate and Other Operating profit (loss) includes Operational Excellence related transformation office and consulting fees of $6.0 million and $18.5 million for the three and nine months ended September 29, 2024, respectively, and $8.4 million and $29.4 million for the three and nine months ended October 1, 2023, respectively, which are recorded within Selling, distribution and administration costs within the Consolidated Statements of Operations. Third party consultants were engaged to assist the Company in performing a comprehensive review of operations and developing a transformation plan designed to support the organization in identifying, realizing, and capturing savings through the identification of organizational initiatives intended to create efficiencies and improve business processes and operations. The consultants assisted in providing benchmark data and are currently assisting with the design of an improved operating model and supply chain function. The Company expects this consulting assistance to conclude within 2024 in line with the transformation plans.

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

Summary of Quarter and Year to Date Results
During 2024, the Company experienced declines in revenue from $1,503.4 million and $3,714.4 million for the three and nine months ended October 1, 2023, respectively, to $1,281.3 million and $3,033.9 million for the three and nine months ended September 29, 2024, respectively. The decline in revenue for the three months ended September 29, 2024 from three months ended October 1, 2023 is driven primarily by the sale of eOne Film and TV business and by broader industry trends, exited businesses, shifts in product mix, a lighter entertainment slate in the current year, reduced closeout sales in the Consumer Products business, and the decrease in our Wizards of the Coast and Digital Gaming revenues, mainly from the higher digital licensing of Baldur's Gate 3 that was launched within the three months ended October 1, 2023 with no comparable releases in 2024. The decline in revenue for the nine months ended September 29, 2024 from nine months ended October 1, 2023is driven primarily by the sale of eOne Film and TV business and by broader industry trends, exited businesses, shifts in product mix, a lighter entertainment slate in the current year, and reduced closeout sales in the Consumer Products business, partially offset by increases in our Wizards of the Coast and Digital Gaming revenues driven by higher digital licensing revenue primarily due to MONOPOLY GO! as well as contributions from MAGIC: THE GATHERING. The Company has made strong progress towards its ongoing turnaround efforts while achieving an operating profit of $301.9 million and $630.2 million during the three and nine months ended September 29, 2024, respectively, as compared to an operating loss of $169.5 million and $340.2 million for the three and nine months ended October 1, 2023, respectively. See the below discussion for the consolidated and segment results of operations.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the three months ended September 29, 2024 and October 1, 2023:

	Three Months Ended
	September 29, 2024		October 1, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,281.3	100.0%	$1,503.4	100.0%
Costs and expenses:
Cost of sales	378.9	29.6%	494.5	32.9%
Program production cost amortization	7.9	0.6%	68.4	4.5%
Royalties	98.0	7.6%	106.9	7.1%
Product development	76.3	6.0%	76.7	5.1%
Advertising	101.9	8.0%	81.9	5.4%
Amortization of intangibles	17.1	1.3%	19.2	1.3%
Loss on disposal of business	—	—%	473.0	31.5%
Selling, distribution and administration	299.3	23.4%	352.3	23.4%
Total costs and expenses	979.4	76.4%	1,672.9	111.3%
Operating profit (loss)	301.9	23.6%	(169.5)	(11.3)%
Non-operating (income) expense:
Interest expense	46.2	3.6%	47.1	3.1%
Interest income	(14.7)	(1.1)%	(3.8)	(0.3)%
Other income, net	(19.9)	(1.6)%	2.2	0.1%
Total non-operating expense, net	11.6	0.9%	45.5	3.0%
Earnings (loss) before income taxes	290.3	22.7%	(215.0)	(14.3)%
Income tax expense (benefit)	67.0	5.2%	(44.6)	(3.0)%
Net earnings (loss)	223.3	17.4%	(170.4)	(11.3)%
Net earnings attributable to noncontrolling interests	0.1	—%	0.7	—%
Net earnings (loss) attributable to Hasbro, Inc.	$223.2	17.4%	$(171.1)	(11.4)%

Net earnings (loss) per common share:
Basic	$1.60		$(1.23)
Diluted	$1.59		$(1.23)

Net revenues - Net revenues for the third quarter of 2024 declined 15% to $1,281.3 million from $1,503.4 million for the third quarter of 2023 primarily driven by a $105.7 million, or 86%, decline in the Entertainment driven by the sale of the eOne Film and TV business, a $96.8 million, or 10%, decline in the Consumer Products segment, and a $19.6 million, or 5%, decrease in the Wizards of the Coast and Digital Gaming segment. See the Segment Results discussion below for further details.

The following table presents net revenues by brand portfolio category for the three months ended September 29, 2024 and October 1, 2023:

	Three Months Ended
	September 29, 2024	October 1, 2023	% Change
Franchise Brands	$941.6	$1,011.0	(7)%
Partner Brands	190.1	228.2	(17)%
Portfolio Brands	149.6	170.6	(12)%
Non-Hasbro Branded Film & TV (1)	—	93.6	(100)%
Total	$1,281.3	$1,503.4	(15)%

(1) Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased $69.4 million in the third quarter of 2024, compared to the third quarter of 2023. The net revenue decrease primarily reflects lower net revenues from NERF and DUNGEONS & DRAGONS products, partially offset by higher net revenues from MONOPOLY GO!, along with MAGIC: THE GATHERING products.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased $38.1 million, or 17%, in the third quarter of 2024, compared to the third quarter of 2023. Within the Partner Brands portfolio, there are a number of brands which are reliant on related entertainment, including television and movie releases. As such, net revenues from Partner Brands fluctuate depending on entertainment popularity, release dates and related product line offerings. Historically these entertainment-based brands experience higher revenues during years in which new content is released in theaters, for broadcast, and on streaming platforms.

During the third quarter of 2024, Partner Brands net revenue decreases were driven by lower net revenues from the Company's products for STAR WARS and MARVEL which benefited from a broader slate of entertainment releases in prior years without a more recent entertainment release to support revenue in the third quarter of 2024. This was partially offset by higher net revenues from BEY BLADE following the Company's reintroduction of the brand. Additionally, revenue in the third quarter of 2023 was higher due to the Company's products for INDIANA JONES supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.

PORTFOLIO BRANDS: Portfolio Brands net revenues decreased $21.0 million, or 12%, in the third quarter of 2024 compared to the third quarter of 2023. Lower net revenues from POWER RANGERS, BABY ALIVE, GI JOE and PJ MASKS products were partially offset by revenue contributions from MY LITTLE PONY trading card products.

NON-HASBRO BRANDED FILM & TV: Net revenues from Non-Hasbro Branded Film & TV decreased $93.6 million in the third quarter of 2024 compared to the third quarter of 2023. Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the eOne Film and TV business sold during the fourth quarter of 2023. Effective in the first quarter of 2024, the Company moved the remaining Non-Hasbro Branded Film & TV brands into Portfolio Brands to align with the Company's Brand Strategy. For comparability, net revenues for three months ended October 1, 2023, has been reclassified to reflect the movement, resulting in a change of $0.3 million.

OPERATING COSTS AND EXPENSES

Cost of sales - Cost of sales for the third quarter of 2024 was $378.9 million, or 29.6% of net revenues, compared to $494.5 million, or 32.9% of net revenues, for the third quarter of 2023. The Cost of sales decrease in dollars and as a percent of net revenues was driven primarily by lower sales volumes, supply chain productivity, and cost savings initiatives.

Program cost amortization - Program cost amortization decreased to $7.9 million, or 0.6% of net revenues, for the third quarter of 2024 from $68.4 million, or 4.5% of net revenues, for the third quarter of 2023. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue. The decrease in dollars and as a percent of net revenues during the third quarter of 2024 was driven by the impact of the sale of the eOne Film and TV business during the fourth quarter of 2023 as prior year Program costs were primarily associated with the eOne Film and TV business.

Royalties - Royalty expense for the third quarter of 2024 decreased to $98.0 million, or 7.6% of net revenues, compared to $106.9 million, or 7.1% of net revenues, for the third quarter of 2023. Fluctuations in Royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The decrease in Royalty expense during the third quarter of 2024 directly reflects the impact of the sale of the eOne Film and TV business.

Product development - Product development expense for the third quarter of 2024 was $76.3 million, or 6.0% of net revenues, compared to $76.7 million, or 5.1% of net revenues, for the third quarter of 2023. The decrease in Product development expense during the third quarter of 2024 was primarily due to the Company's cost savings initiatives, along with phasing of product releases.

Advertising - Advertising expense for the third quarter of 2024 was $101.9 million, or 8.0% of net revenues, compared to $81.9 million, or 5.4% of net revenues, for the third quarter of 2023. The Advertising expense increase during the third quarter of 2024 was primarily driven by the sale initiatives in Consumer Products segment.

Amortization of intangibles - Amortization of intangible assets decreased to $17.1 million, or 1.3% of net revenues, for the third quarter of 2024, compared to $19.2 million, or 1.3% of net revenues, for the third quarter of 2023. The decrease in 2024 reflects lower definite lived intangible assets due to the sale of the eOne Film and TV business and impairments taken in 2023. See further detail of impairments taken in 2023 in Note 6 of the 2023 Annual Report.

Selling, distribution and administration - Selling, distribution and administration expenses decreased to $299.3 million, or 23.4% of net revenues for the third quarter of 2024, from $352.3 million, or 23.4% of net revenues, for the third quarter of 2023. The decrease in Selling, distribution and administration expenses during the third quarter of 2024 primarily reflects lower administrative expenses due to cost savings initiatives.

Operating Profit (Loss) - The operating profit for the third quarter of 2024 was $301.9 million, or 23.6% of net revenues, compared to an operating loss of $169.5 million, or 11.3% of net revenues, for the third quarter of 2023 driven by the factors discussed above.

NON-OPERATING EXPENSE (INCOME)

Interest expense - Interest expense for the third quarter of 2024 totaled $46.2 million compared to $47.1 million in the third quarter of 2023. The decrease in Interest expense for the third quarter of 2024 primarily reflects lower average outstanding borrowings in the third quarter of 2024 as compared to third quarter of 2023 due to the assumption of the production financing borrowings by Lionsgate as part of the eOne Film and TV business and due to the retirement of the Company's variable-rate Five-Year term loan using proceeds from the sale of the eOne Film and TV business, both occurring during the fourth quarter of 2023, partially offset by the issuance of the 2034 Notes (see Liquidity and Capital Resources discussion below for further information including description of the 2034 Notes).

Interest income - Interest income was $14.7 million for the third quarter of 2024, compared to $3.8 million in the third quarter of 2023. Higher Interest income in 2024 primarily reflects higher average interest rates in 2024 compared to 2023, along with the Company's investment in short-term treasury bills in connection with the issuance of the 2034 Notes (see Liquidity and Capital Resources discussion below for further information including description of the 2034 Notes).

Other income, net - Other income, net was $19.9 million for the third quarter of 2024, compared to Other income, net of $2.2 million in the third quarter of 2023. The change in Other income, net during 2024 was driven primarily by an increase in foreign currency exchange gains the third quarter of 2024 as compared to the third quarter of 2023.

INCOME TAXES

Income tax expense totaled $67.0 million on pre-tax income of $290.3 million in the third quarter of 2024 compared to income tax benefit of $44.6 million on pre-tax loss of $215.0 million in the third quarter of 2023. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the third quarter of 2024, the Company recorded net discrete tax expense of $1.1 million compared to a net discrete tax benefit of $104.4 million in the third quarter of 2023.

The net unfavorable discrete tax expense for the third quarter of 2024 are primarily associated with interest accruals on uncertain tax positions. The net favorable discrete tax benefit for the third quarter of 2023 is primarily associated with a tax benefit on the loss on assets held for sale of $473.0 million, offset by stock compensation and activity related to uncertain tax benefits, primarily interest accruals. Absent discrete items, the tax rates for the third quarter of 2024 and 2023 were 22.7% and 23.2%, respectively. The decrease in the base rate of 22.7% for the third quarter of 2024, relative to the third quarter of 2023, is primarily due to the mix of jurisdictions where the Company earned its profits combined with the timing of income recognition during 2023.

SEGMENT RESULTS

The following table presents net external revenues and operating profit (loss) for the Company's reportable segments for the three months ended September 29, 2024 and October 1, 2023:

	Three Months Ended
	September 29, 2024	October 1, 2023	% Change
Net revenues:
Consumer Products	$860.1	$956.9	(10)%
Wizards of the Coast and Digital Gaming	404.0	423.6	(5)%
Entertainment	17.2	122.9	(86)%
Total net revenues	$1,281.3	$1,503.4	(15)%

Operating profit (loss):
Consumer Products	$121.0	$96.1	26%
Wizards of the Coast and Digital Gaming	181.2	203.4	(11)%
Entertainment	9.8	(468.5)	(102)%
Corporate and Other	(10.1)	(0.5)	1,920%
Total Operating profit (loss)	$301.9	$(169.5)	(278)%

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the three months ended September 29, 2024 and October 1, 2023:

	Three Months Ended
	September 29, 2024	October 1, 2023	% Change
North America	$526.8	$573.6	(8)%
Europe	162.3	208.7	(22)%
Asia Pacific	81.9	61.8	33%
Latin America	89.1	112.8	(21)%
Net revenues	$860.1	$956.9	(10)%

The Consumer Products segment net revenues decreased 10% to $860.1 million for the third quarter of 2024 compared to $956.9 million for the third quarter of 2023 primarily driven by broader industry trends, exited businesses, including out-licensing certain brands, shifts in product mix, and reduced closeout sales as a result of last year's inventory clean up initiatives.

The net revenue decrease primarily reflects lower net revenues from NERF, MARVEL and STAR WARS products. STAR WARS and MARVEL products benefited from a slate of entertainment releases in prior years without a more recent release entertainment release to support revenue in the third quarter of 2024. These declines in revenue were partially offset by revenue growth from BEY BLADE and TRANSFORMERS products and licensing revenue from MY LITTLE PONY.

Consumer Products segment operating profit for the third quarter of 2024 was $121.0 million or 14.1% of segment net revenues, compared to a segment operating profit of $96.1 million or 10.0% of segment net revenues, for the third quarter of 2023. The increase in operating profit in the third quarter of 2024 was driven by favorable product mix, and savings realized from the Company's cost savings initiatives, lower royalty expenses reflecting the mix of products sold, and lower freight costs, associated with the lower sales volumes.

Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the three months ended September 29, 2024 and October 1, 2023:

	Three Months Ended
	September 29, 2024	October 1, 2023	% Change
Tabletop Gaming	$296.8	$290.5	2%
Digital and Licensed Gaming	107.2	133.1	(19)%
Net revenues	$404.0	$423.6	(5)%

Wizards of the Coast and Digital Gaming segment net revenues decreased 4.6% in the third quarter of 2024 to $404.0 million from $423.6 million in the third quarter of 2023. The net revenue decrease in the Wizards of the Coast and Digital Gaming segment during the third quarter of 2024 was primarily attributable to revenue contributions from higher digital licensing of Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023 with no comparable release during the third quarter 2024. The net revenue decrease from Baldur's Gate 3 was partially offset by net revenue increase from MONOPOLY GO! and Tabletop Gaming revenue which increased 2.2% behind growth in MAGIC: THE GATHERING primarily due to strong demand for Bloomburrow, Duskmourn, and Festival in a Box.

Wizards of the Coast and Digital Gaming segment operating profit was $181.2 million, or 44.9% of segment net revenues for the third quarter of 2024, compared to operating profit of $203.4 million, or 48.0% of segment net revenues, for the third quarter of 2023. The operating profit decrease during the third quarter of 2024 was driven by decreased net revenues and lower digital licensing revenue mix, partially offset from the benefit of, cost savings initiatives.

Entertainment Segment
The following table presents Entertainment segment net revenues by category for the three months ended September 29, 2024 and October 1, 2023:

	Three Months Ended
	September 29, 2024	October 1, 2023	% Change
Film and TV	$1.6	$102.1	(98)%
Family Brands	15.6	20.8	(25)%
Net revenues	$17.2	$122.9	(86)%

Entertainment segment net revenues decreased 86% to $17.2 million for the third quarter of 2024, compared to $122.9 million for the third quarter of 2023. The net revenue decrease in the Entertainment segment during the third quarter of 2024 was driven by lower net revenues as a result of the sale of the eOne Film and TV business during the fourth quarter of 2023.

Entertainment segment operating profit was $9.8 million, or 57.0% of segment net revenues for the third quarter of 2024, compared to an operating loss of $468.5 million, or 381% of segment net revenues for the third quarter of 2023. The increase in Entertainment segment operating results during the third quarter of 2024 was driven by recording of a loss on assets held for sale of $473.0 million in the third quarter that related to the sale of the eOne Film and TV business.

Corporate and Other
Corporate and Other operating loss was $10.1 million for the third quarter of 2024 compared to an operating loss of $0.5 million for the third quarter of 2023. The increase in operating loss in the third quarter of 2024 as compared to the third quarter of 2023 primarily reflects costs for certain retained liabilities associated with the eOne Film and TV business.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the nine months ended September 29, 2024 and October 1, 2023:

	Nine Months Ended
	September 29, 2024		October 1, 2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,033.9	100.0%	$3,714.4	100.0%
Costs and expenses:
Cost of sales	820.8	27.1%	1,132.0	30.5%
Program production cost amortization	24.5	0.8%	325.3	8.8%
Royalties	204.2	6.7%	295.8	8.0%
Product development	212.2	7.0%	232.4	6.3%
Advertising	213.8	7.0%	249.8	6.7%
Amortization of intangibles	51.2	1.7%	65.1	1.8%
Impairment of goodwill	—	—%	231.2	6.2%
Loss on disposal of business	24.4	0.8%	473.0	12.7%
Selling, distribution and administration	852.6	28.1%	1,050.0	28.3%
Total costs and expenses	2,403.7	79.2%	4,054.6	109.2%
Operating profit (loss)	630.2	20.8%	(340.2)	(9.2)%
Non-operating (income) expense:				—%
Interest expense	127.7	4.2%	140.0	3.8%
Interest income	(36.0)	(1.2)%	(15.6)	(0.4)%
Other (income) expense, net	(15.7)	(0.5)%	(0.7)	—%
Total non-operating expense, net	76.0	2.5%	123.7	3.3%
Earnings (loss) before income taxes	554.2	18.3%	(463.9)	(12.5)%
Income tax expense (benefit)	133.3	4.4%	(36.9)	(1.0)%
Net earnings (loss)	420.9	13.9%	(427.0)	(11.5)%
Net earnings attributable to noncontrolling interests	1.0	—%	1.2	—%
Net earnings (loss) attributable to Hasbro, Inc.	$419.9	13.8%	$(428.2)	(11.5)%

Net earnings (loss) per common share:
Basic	$3.01		$(3.09)
Diluted	$3.00		$(3.09)

Net revenues - Net revenues for the first nine months of 2024 decreased 18% to $3,033.9 million from $3,714.4 million for the first nine months of 2023 primarily driven by a $423.5 million, or 87%, decline in the Entertainment segment and a $334.9 million, or 16%, decline in the Consumer Products segment, partially offset by a $77.9 million, or 7%, increase in the Wizards of the Coast and Digital Gaming segment. See the Segment Results discussion below for further details.

The following table presents net revenues by brand portfolio category for the nine months ended September 29, 2024 and October 1, 2023:

	Nine Months Ended
	September 29, 2024	October 1, 2023	% Change
Franchise Brands	$2,334.7	$2,412.8	(3)%
Partner Brands	402.4	533.8	(25)%
Portfolio Brands	296.8	370.6	(20)%
Non-Hasbro Branded Film & TV (1)	—	397.2	(100)%
Total	$3,033.9	$3,714.4	(18)%

(1) Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.

FRANCHISE BRANDS: Net revenues in the Franchise Brands portfolio decreased $78.1 million, or 3%, in the first nine months of 2024, compared to the first nine months of 2023. The net revenue decrease primarily reflects lower net revenues from NERF and TRANSFORMERS products. Net revenues from TRANSFORMERS products in the first nine months of 2023 were supported by the June 2023 theatrical release of TRANSFORMERS: Rise of the Beasts. The lower net revenues from NERF and TRANSFORMERS products were partially offset by higher net revenues from MONOPOLY GO!, along with MAGIC: THE GATHERING products.

PARTNER BRANDS: Net revenues from the Partner Brands portfolio decreased $131.4 million, or 25%, in the first nine months of 2024, compared to the first nine months of 2023. During the first nine months of 2024, Partner Brands net revenue decreases were driven by lower net revenues from the Company's products for STAR WARS and MARVEL which benefited from a broader slate of entertainment releases in prior years without a more recent release entertainment release to support revenue in the first nine months of 2024. Additionally, revenue in the first nine months of 2023 was higher due to the Company's products for INDIANA JONES supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.

PORTFOLIO BRANDS: Portfolio Brands net revenues decreased $73.8 million, or 20%, in the first nine months of 2024 compared to the first nine months of 2023. Lower net revenues from POWER RANGERS, BABY ALIVE, and PJ MASKS products were partially offset by revenue contributions from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023 and licensing revenue for MY LITTLE PONY trading cards.

NON-HASBRO BRANDED FILM & TV: Net revenues from Non-Hasbro Branded Film & TV decreased $397.2 million in the first nine months of 2024 compared to the first nine months of 2023. Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the eOne Film and TV business sold during the fourth quarter of 2023. Effective in the first quarter of 2024, the Company moved the remaining Non-Hasbro Branded Film & TV brands into Portfolio Brands to align with the Company's Brand Strategy. For comparability, net revenues for nine months ended October 1, 2023, has been reclassified to reflect the movement, resulting in a change of $1.2 million.

OPERATING COSTS AND EXPENSES

Cost of sales - Cost of sales for the first nine months of 2024 was $820.8 million, or 27.1% of net revenues, compared to $1,132.0 million, or 30.5% of net revenues, for the first nine months of 2023. The Cost of sales decrease in dollars and as a percent of net revenues was driven primarily by lower sales volumes, supply chain productivity, and cost savings initiatives, and a non-recurring $26.7 million benefit related to a historical over-accrual of vendor commitment liabilities as discussed in Note 1 to the consolidated financial statements.

Program cost amortization - Program cost amortization decreased to $24.5 million, or 0.8% of net revenues, for the first nine months of 2024 from $325.3 million, or 8.8% of net revenues, for the first nine months of 2023. The decrease in dollars and as a percent of net revenues during the first nine months of 2024 was driven by the impact of the sale of the eOne Film and TV business during the fourth quarter of 2023 as prior year Program costs were primarily associated with the eOne Film and TV business.

Royalties - Royalty expense for the first nine months of 2024 decreased to $204.2 million, or 6.7% of net revenues, compared to $295.8 million, or 8.0% of net revenues, for the first nine months of 2023. The decrease in Royalty expense in dollars and as a percent of net revenues during the first nine months of 2024 directly reflects the impact of the sale of the eOne Film and TV business.

Product development - Product development expense for the first nine months of 2024 was $212.2 million, or 7.0% of net revenues, compared to $232.4 million, or 6.3% of net revenues, for the first nine months of 2023. The decrease in Product development expense during the first nine months of 2024 was driven by cost savings initiatives from cost savings initiatives, along with phasing of product releases.

Advertising - Advertising expense for the first nine months of 2024 was $213.8 million, or 7.0% of net revenues, compared to $249.8 million, or 6.7% of net revenues, for the first nine months of 2023. The Advertising expense decrease during the first nine months of 2024 was primarily driven by the sale of the eOne Film and TV business, along with declines in the advertising expense in the Consumer Products segment due to lower net revenues.

Amortization of intangibles - Amortization of intangible assets decreased to $51.2 million, or 1.7% of net revenues, for the first nine months of 2024, compared to $65.1 million, or 1.8% of net revenues, for the first nine months of 2023. The decrease in 2024 reflects lower definite lived intangible assets due to the sale of the eOne Film and TV business and impairments taken in 2023. See further detail of impairments taken in 2023 in Note 6 of the 2023 Annual Report.

Impairment of goodwill - There were no goodwill impairment charges during the first nine months of 2024. During the first nine months of 2023, the Company recorded $231.2 million of goodwill impairment charges associated with goodwill assigned to the Company's Film and TV reporting unit. See further details in the 2023 Annual Report.

Selling, distribution and administration - Selling, distribution and administration expenses decreased to $852.6 million, or 28.1% of net revenues for the first nine months of 2024, from $1,050.0 million, or 28.3% of net revenues, for the first nine months of 2023. The decrease in Selling, distribution and administration expenses in dollars and as a percent of net revenues during the first nine months of 2024 primarily reflects lower administrative expenses due to cost savings from cost savings initiatives, a prior year intangible asset impairment charge of $65.0 million related to the Company's eOne trademark intangible asset, along with a non-recurring stock-compensation adjustment of $18.1 million recorded during the first quarter of 2024, partially offset by a non-recurring $31.1 million expense related to historical environmental exposures as discussed in Note 1 to the consolidated financial statements.

Operating Profit (Loss) - The operating profit for the first nine months of 2024 was $630.2 million, or 20.8% of net revenues, compared to an operating loss of $(340.2) million, or 9.2% of net revenues, for the first nine months of 2023 driven by the factors discussed above.

NON-OPERATING EXPENSE (INCOME)

Interest expense - Interest expense for the first nine months of 2024 totaled $127.7 million compared to $140.0 million in the first nine months of 2023. The decrease in Interest expense for the first nine months of 2024 primarily reflects lower average outstanding borrowings in the first nine months of 2024 as compared to first nine months of 2023 due to the assumption of the production financing borrowings by Lionsgate as part of the eOne Film and TV business and due to the retirement of the Company's variable-rate Five-Year term loan using proceeds from the sale of the eOne Film and TV business, both occurring during the fourth quarter of 2023, partially offset by the issuance of the 2034 Notes (see Liquidity and Capital Resources discussion below for further information including description of the 2034 Notes).

Interest income - Interest income was $36.0 million for the first nine months of 2024, compared to $15.6 million in the first nine months of 2023. Higher Interest income in 2024 primarily reflects higher average interest rates in 2024 compared to 2023, along with the Company's investment in short-term treasury bills in connection with the issuance of the 2034 Notes (see Liquidity and Capital Resources discussion below for further information including description of the 2034 Notes).

Other income, net - Other income, net was $15.7 million for the first nine months of 2024, compared to Other income, net of $0.7 million in the first nine months of 2023. The change in Other income, net during 2024 was driven primarily by an increase in foreign currency exchange gains the first nine months of 2024 as compared to the first nine months of 2023.

INCOME TAXES

Income tax expense totaled $133.3 million on pre-tax income of $554.2 million in the first nine months of 2024 compared to an income tax benefit of $36.9 million on pre-tax loss of $463.9 million in the first nine months of 2023. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first nine months of 2024, the Company incurred a $24.4 million unfavorable adjustment to the 2023 Loss on Sale of the Film & TV reporting unit with no corresponding tax benefit. The first nine months of 2023 includes an impairment of goodwill related to the Film & TV reporting unit of $231.2 million with no tax benefit. During the first nine months of 2024, exclusive of the Loss on Sale adjustment, the Company recorded net discrete tax expense of $1.8 million compared to a net benefit, exclusive of the goodwill impairment, of $113.3 million in the first nine months of 2023.

The unfavorable net discrete tax expense for the first nine months of 2024 is primarily associated with stock-based compensation offset by the release of various uncertain tax positions. The net discrete tax benefits recorded in the first nine months of 2023 is primarily associated with a tax benefit on the impairment of trade names in the Entertainment segment in the second quarter and the loss on assets held for sale of $473.0 million, recorded in the third quarter. Absent discrete items, the tax rates for the first nine months of 2024 and 2023 were 22.7% and 25.0%, respectively. The decrease in the base rate of 22.7% for the first nine months of 2024, relative to the first nine months of 2023, is primarily due to the mix of jurisdictions where the Company earned its profits coupled with a pre-tax loss in the first nine months of 2023.

SEGMENT RESULTS

The following table presents net external revenues and operating profit (loss) for the Company's reportable segments for the nine months ended September 29, 2024 and October 1, 2023:

	Nine Months Ended
	September 29, 2024	October 1, 2023	% Change
Net revenues:
Consumer Products	$1,797.6	$2,132.5	(16)%
Wizards of the Coast and Digital Gaming	1,172.3	1,094.4	7%
Entertainment	64.0	487.5	(87)%
Total net revenues	$3,033.9	$3,714.4	(18)%

Operating profit (loss):
Consumer Products	$64.8	$61.5	5%
Wizards of the Coast and Digital Gaming	551.1	422.5	30%
Entertainment	14.6	(801.4)	(102)%
Corporate and Other	(0.3)	(22.8)	(99)%
Total Operating profit (loss)	$630.2	$(340.2)	(285)%

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the nine months ended September 29, 2024 and October 1, 2023:

	Nine Months Ended
	September 29, 2024	October 1, 2023	% Change
North America	$1,072.0	$1,234.7	(13)%
Europe	341.8	472.2	(28)%
Asia Pacific	193.3	191.5	1%
Latin America	190.5	234.1	(19)%
Net revenues	$1,797.6	$2,132.5	(16)%

The Consumer Products segment net revenues decreased 16% to $1,797.6 million for the first nine months of 2024 compared to $2,132.5 million for the first nine months of 2023 primarily driven by broader industry trends, exited businesses, including out-licensing certain brands, shifts in product mix, and reduced closeout sales as a result of last year's inventory clean up initiatives. The net revenue decrease primarily reflects lower net revenues from NERF, TRANSFORMERS, STAR WARS and MARVEL products. Net revenues from TRANSFORMERS products in the first nine months of 2023 were supported by the June 2023 theatrical release of TRANSFORMERS: Rise of the Beasts. The net revenue decrease was also driven by lower net revenues from the Company's products for STAR WARS and MARVEL which benefited from a slate of entertainment releases in prior years without a more recent release entertainment release to support revenue in the first nine months of 2024. These revenue decreases were partially offset by revenue contributions from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023 and licensing revenue for MY LITTLE PONY trading cards.

Consumer Products segment operating profit for the first nine months of 2024 was $64.8 million or 3.6% of segment net revenues, compared to a segment operating profit of $61.5 million or 2.9% of segment net revenues, for the first nine months of 2023. The increase in operating profit in the first nine months of 2024 was driven by favorable licensing product mix, supply chain productivity, and cost savings realized from cost savings initiatives, partially offset by the lower sale volumes contributions.

Wizards of the Coast and Digital Gaming Segment

The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the nine months ended September 29, 2024 and October 1, 2023:

	Nine Months Ended
	September 29, 2024	October 1, 2023	% Change
Tabletop Gaming	$832.6	$806.9	3%
Digital and Licensed Gaming	339.7	287.5	18%
Net revenues	$1,172.3	$1,094.4	7%

Wizards of the Coast and Digital Gaming segment net revenues increased 7% in the first nine months of 2024 to $1,172.3 million from $1,094.4 million in the first nine months of 2023. The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the first nine months of 2024 was primarily attributable to revenue contributions from higher digital licensing of Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023, and MONOPOLY GO!. Tabletop Gaming revenue increased 3% behind growth in MAGIC: THE GATHERING primarily due to strong demand for Bloomburrow, Duskmourn, and Modern Horizons 3.

Wizards of the Coast and Digital Gaming segment operating profit was $551.1 million, or 47.0% of segment net revenues for the first nine months of 2024, compared to operating profit of $422.5 million, or 38.6% of segment net revenues, for the first nine months of 2023. The operating profit increase during the first nine months of 2024 was driven by increased net revenues, contributions from higher digital licensing revenue mix, lower royalty expense, and cost savings initiatives.

Entertainment Segment
The following table presents Entertainment segment net revenues by category for the nine months ended September 29, 2024 and October 1, 2023:

	Nine Months Ended
	September 29, 2024	October 1, 2023	% Change
Film and TV	$3.4	$423.8	(99)%
Family Brands	60.6	63.7	(5)%
Net revenues	$64.0	$487.5	(87)%

Entertainment segment net revenues decreased 87% to $64.0 million for the first nine months of 2024, compared to $487.5 million for the first nine months of 2023. The net revenue decrease in the Entertainment segment during the first nine months of 2024 was driven by lower net revenues as a result of the sale of the eOne Film and TV business during the fourth quarter of 2023.

Entertainment segment operating profit was $14.6 million, or 23% of segment net revenues for the first nine months of 2024, compared to an operating loss of $801.4 million, or 164% of segment net revenues for the first nine months of 2023. The increase in Entertainment segment operating results during the first nine months of 2024 was driven by a goodwill impairment charge of $231.2 million and intangible asset impairment charges of $65.0 million recorded during the first nine months of 2023, associated with the impairment review of the Company's Film and TV reporting unit. In the third quarter of 2023, the Entertainment segment recognized a loss on assets held for sale of $473.0 million that related to the sale of the non-core eOne Film and TV Business.

Corporate and Other
Corporate and Other operating loss was $0.3 million for the first nine months of 2024 compared to an operating loss of $22.8 million for the first nine months of 2023. The decrease in operating loss in the first nine months of 2024 as compared to the first nine months of 2023 reflects cost savings realized from cost savings initiatives and a benefit from an non-recurring adjustment for stock compensation expense reversal recorded in the first quarter of 2024, partially offset by the net impact of the two prior period non-recurring adjustments recorded during the second quarter of 2024. Refer to Note 1 to the consolidated financial statements for further information on these non-recurring adjustments.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated a significant amount of cash from operations. The Company primarily funds its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, borrowings under its commercial paper program and available lines of credit.

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

As of September 29, 2024, the Company's cash and cash equivalents totaled $696.1 million, and the Company's short-term investments totaled $489.3 million. The majority of the Company’s cash and cash equivalents held outside of the United States as of September 29, 2024, are denominated in the U.S. dollar.

Under the Company’s commercial paper program, at the request of the Company and subject to market conditions, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The Company intends to use the commercial paper program as its primary short-term borrowing facility. As of September 29, 2024, the Company had no outstanding borrowings related to the commercial paper program.

The Company’s revolving credit facility with Bank of America, provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion. The revolving credit facility also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Company's revolving credit facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of September 29, 2024. The Company had no borrowings outstanding under its revolving credit facility as of September 29, 2024. However, letters of credit outstanding under this facility as of September 29, 2024 were approximately $4.0 million. Amounts available and unused under the revolving credit facility at September 29, 2024 were approximately $1.2 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $7.8 million was utilized as of September 29, 2024. Of the amount utilized under, or supported by, the uncommitted lines, the full $7.8 million represented letters of credit.

The Company has principal amounts of long-term debt as of September 29, 2024 of $4.0 billion, due at varying times from 2024 through 2044. Of the total principal amount of long-term debt, $500.0 million is current as of September 29, 2024 which represents the Company's 3% fixed-rate notes due November 2024 (the "2024 Notes"). See Note 8 to the Company’s consolidated financial statements for additional information on long-term debt and long-term debt interest repayment, respectively.

In May 2024, the Company issued an aggregate of $500.0 million of senior unsecured debt securities that bears a fixed interest of 6.05% due 2034 (the "2034 Notes"). In connection with the issuance of the 2034 Notes, the 2034 Notes were issued with an original issuance discount of $1.4 million and capitalized $5.3 million of debt issuance costs. The original issuance discount and debt issuance costs will be amortized over the term of the 2034 Notes. It is anticipated that proceeds from the 2034 Notes, along with existing cash available, will be utilized to repay the 2024 Notes. As of September 29, 2024, the Company had invested the proceeds from the 2034 Notes in short-term investments.

From time to time, the Company or its affiliates may seek to retire or purchase outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

The amount of obligations confirmed under the supplier finance program that remain unpaid by the Company were $118.7 million, $105.7 million, and $43.3 million as of September 29, 2024, October 1, 2023 and December 31, 2023, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.

Cash Flow

The following table summarizes the changes in the Consolidated Statement of Cash Flows, expressed in millions of dollars, for the nine months ended September 29, 2024 and October 1, 2023.

	Nine Months Ended
	September 29, 2024	October 1, 2023
Net cash provided by (utilized for):
Operating activities	$587.6	$334.9
Investing activities	(635.4)	(162.6)
Financing activities	190.8	(418.0)

Net cash provided by Operating activities in the first nine months of 2024 was $587.6 million compared to $334.9 million in the first nine months of 2023. The $252.7 million increase in net cash provided by Operating activities after adjusting for non-cash items, was primarily attributable to improved net income in the first nine months of 2024 compared to first nine months of 2023, and working capital benefits, primarily as a result of the sale of the eOne Film and TV business.

Net cash utilized for Investing activities was $635.4 million in the first nine months of 2024 compared to net cash utilized for Investing activities of $162.6 million in the first nine months of 2023. Additions to property, plant and equipment were $146.2 million in the first nine months of 2024 compared to $160.4 million in the first nine months of 2023 and purchase of Short-term Investments of $571.0 million in the first nine months of 2024 primarily from the proceeds of the 2034 Notes compared to the prior year with no similar activity.

Net cash provided by Financing activities was $190.8 million in the first nine months of 2024 compared to net cash utilized of $418.0 million in the first nine months of 2023. Financing activities in the first nine months of 2024 primarily include $500.0 million of proceeds from issuance of the 2034 Notes, dividends paid of $292.2 million and $13.0 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity. Financing activities in the first nine months of 2023 include $290.9 million of dividends paid, $60.0 million of principal amortization payments toward the Company's Five-Year Tranche loan, which was retired during the fourth quarter of 2023 using the proceeds received from the sale of eOne Film and TV, as well as drawdowns of $117.9 million and repayments of $162.0 million related to production financing loans, all of which were assumed by Lionsgate effective upon the closing of the sale of the eOne Film and TV business in the fourth quarter of 2023, and $15.7 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity.

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

As of September 29, 2024, the Company had fixed-rate debt of $4.0 billion. The Company may from time to time assess interest rate swaps related to its outstanding debt. The Company did not have any outstanding swaps as of September 29, 2024, October 1, 2023, or December 31, 2023.

INFLATION

The impact of inflation on the Company's business operations was significant during the first nine months of 2024 and throughout 2023. The Company monitors the impact of inflation to its business operations on an ongoing basis and may need to implement actions such as price adjustments to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation could affect consumer purchases of our products and spending on entertainment. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company's financial results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 29, 2024. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There were no repurchases of the Company’s Common Stock during the nine months ended September 29, 2024. At September 29, 2024, Hasbro had $241.6 million remaining available under its share repurchase authorization.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

During the nine months ended September 29, 2024, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

Item 6.    Exhibits [NTD: Legal to review]

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

10.1**	Hasbro, Inc. 2024 Performance Rewards Program

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith
** Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: October 31, 2024	By: /s/ Gina Goetter
Gina Goetter
Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial Officer)