Form 10-K
period 2024-12-29
HASBRO, INC.
filed 2025-02-27
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
The aggregate market value on June 28, 2024 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $8.1 billion. The registrant does not have non-voting common stock outstanding.
The number of shares of common stock outstanding as of February 14, 2025 was 139,531,311.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Hasbro, Inc.
Form 10-K
For the Year Ended December 29, 2024

Special Note Regarding Forward-Looking Statements
From time to time, including in this Annual Report on Form 10-K (“Form 10-K”) and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to matters such as: our business and marketing strategies; anticipated financial performance or business prospects in future periods; relationships with business partners, licensees, licensors, customers, suppliers and employees; purchasing patterns of our customers and consumers; expected technological and product developments; the potential impact of the use of artificial intelligence in our and our competitors' products; the expected timing for scheduled new product introductions or our expectations concerning the future acceptance of products by customers; the development and timing of planned digital gaming products, consumer products and entertainment releases; marketing and promotional efforts; research and development activities; potential impact of current, potential, reciprocal and retaliatory tariffs; management of supply and inventory; expectations related to our manufacturing; impact of public health conditions; adequacy of our properties; expected benefits and cost-savings resulting from the Company's transformation efforts; expected benefits and cost-savings from certain restructuring actions; capital expenditures; working capital; liquidity; timing of and amount of repayment of indebtedness; capital allocation strategy, including plans for dividends, share and debt repurchases; and other financial, tax, accounting and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed in the risk factors below and in Part I, Item 1A. Risk Factors, of this Form 10-K are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission ("SEC"), such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report.

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
Strategic Risks
•We may not successfully implement and execute our business strategy.
•Our business may suffer if we are unable to successfully develop, publish and commercialize digital games.
•Our licenses from third parties may not be profitable or generate significant revenues or royalties for us if licensed material does not achieve sufficient market appeal.
•Our business may suffer if licensees of our brands fail to honor their obligations to us or engage in actions that put us at risk.
•Consumer interests change quickly, making it difficult to develop innovative and successful products. We may not successfully develop products that generate sufficient consumer interest. Consumers may prefer the products and games offered by our competitors to those we offer, harming our business and results.
•We may not achieve all of our anticipated cost savings, which may impact our ability to operate efficiently and profitably.
•The industries in which we compete are highly competitive, with low barriers to entry. Artificial intelligence is likely to result in increased competition in the markets in which we compete.
•We may lose rights to existing partner brands or fail to secure such rights in the future.

•Acquisitions, licenses, dispositions and other investments we complete may not provide us with the benefits we expect, or the realization of such benefits may be significantly delayed.
Operational Risks
•Our business may be harmed by the imposition or threat of tariffs, including reciprocal or retaliatory tariffs, in markets in which we operate which could increase our product costs and other costs of doing business, impact consumer spending, or lower our revenues and earnings.
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
•Our substantial business, sales and manufacturing outside the U.S. subjects us to risks of international operations, including the risk and impact of current, potential, retaliatory or reciprocal tariffs on our products.
•Our reliance on third-party manufacturers, particularly in China, presents risks to our business.
•Our digital game and entertainment offerings may be dependent on third-party studios, content producers and distribution channels.
•Outsourcing of certain key operations or business functions to one or more third-parties creates risks relating to dependence on third parties.
•We have had recent leadership changes and other employee changes. If we lose key management or other employees or are unable to attract and retain talented people with the skill sets we need for our diverse and evolving business, our business may be harmed.
•Our business may be harmed if we are unable to protect our critical intellectual property rights.
•If we do not successfully operate our information technology systems, or if our electronic data is compromised, our business may be harmed.
Global and Economic Risks
•Changes in U.S., global or regional political or economic conditions can harm our business, such as inflation, tariffs, rising interest rates and unemployment rates, as well as the markets in which we and our employees, consumers, customers, suppliers and manufacturers operate. Such changes can also adversely impact discretionary consumer spending.
•Pandemics or outbreaks of diseases or viruses have had and may continue to have an adverse effect on our business, including harming our ability to source and ship products in a timely and cost-effective manner.
Financial Risks
•Seasonality in our business may cause our quarterly and annual operating results to fluctuate.
•Impairment charges related to goodwill and intangible assets and other long-term assets could harm our results.
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
•From time to time, we may be involved in other litigation and similar matters which may entail significant expense or otherwise adversely impact our business.
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

Item 1.    Business.
Overview
Hasbro, Inc. (“Hasbro”) is a leading game, intellectual property ("IP"), and toy company whose mission is to create joy and community through the magic of play. With over 100 years of expertise, we deliver play experiences to kids, families, and fans around the world, through physical and digital games, video games, toys, licensed consumer products, location-based entertainment, film, TV and more.
Through our franchise-first approach, we unlock value from both new and legacy IP, including MAGIC: THE GATHERING, DUNGEONS & DRAGONS, MONOPOLY, HASBRO GAMES, NERF, TRANSFORMERS, PLAY-DOH and PEPPA PIG, as well as premier partner brands. Powered by our portfolio of iconic brands and a diversified network of partners and subsidiary studios, we bring fans together wherever they are, from tabletop to screen.
For more than a decade, Hasbro has been consistently recognized for its corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media, a 2025 JUST Capital Industry Leader, one of the 50 Most Community-Minded Companies in the U.S. by the Civic 50, and a Brand that Matters by Fast Company.
Recent Developments
Fiscal year 2024 was a year of continued transformation for our business and we began to see tangible results from our initiatives. Specifically, we focused our efforts on strategic investments in our most valuable and profitable franchises across games, licensing, toys and entertainment. We also made significant progress in our cost-savings initiatives, and further strengthened our leadership team with industry veterans and turnaround experts.
2024 Business Results
We finished 2024 with momentum, led by another record year in our Wizards of the Coast and Digital Games segment, continued success in licensing, and operating profit improvement across the Company.
•MAGIC: THE GATHERING had a solid year, nearly matching 2023’s record despite fewer set releases. Modern Horizons 3, Bloomburrow, and Duskmourn led performance in tentpole sets with backlist and Secret Lair demand also exceeding expectations.
•Digital licensing growth was led by Monopoly Go! from our partners at Scopely, Inc., closing the year with a successful TV campaign and the launch of Tycoon Club. We also continued to see sales from Baldur's Gate 3 after its successful release in 2023 by our partners at Larian Studios.
•For DUNGEONS & DRAGONS, we celebrated the brand’s 50th Anniversary with the 2024 Players Handbook and Dungeon Master’s Guide, both top selling products in D&D’s history.
•In our Consumer Products segment, we saw solid performance from BEYBLADE and TRANSFORMERS led by innovation and the animated film Transformers One with our partners at Paramount.
•Licensing in our Consumer Products segment grew on the back of MY LITTLE PONY trading cards.
•Our toys business had improved profitability behind supply chain productivity and lean inventory management.
Operational Excellence Program
In 2024, we continued to execute on our Operational Excellence program, an ongoing enterprise-wide cost-savings initiative that includes targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. Since this program was initiated in 2022, we have delivered approximately $600 million of gross cost savings and $320 million of net cost savings.
Board and Executive Leadership
In March 2024, we brought additional skills and experience to our Board of Directors with the addition of Frank Gibeau, Darin Harris, and Owen Mahoney, each of whom has significant executive and relevant operational leadership expertise. Three longer-tenured directors, Michael Burns, Tracy Leinbach and Linda Zecher Higgins, retired from the Board in May 2024.
On July 18, 2024, we announced the appointment of John Hight as the new President of Wizards of the Coast and Digital Gaming. Mr. Hight previously served as Senior Vice President and General Manager of the Warcraft Franchise at Blizzard Entertainment, overseeing all development and commercial activities for World of Warcraft, Hearthstone, and Warcraft Rumble.

On July 18, 2024, we also announced the appointment of Holly Barbacovi, a seasoned HR leader, as our new Chief People Officer. Ms. Barbacovi previously served as Wizards of the Coast’s Vice President of Human Resources from 2016 to 2020. She rejoined Hasbro from Bungie, where she most recently served as Chief Operating Officer and prior to that was their Chief People Officer.
Our Mission and Strategy
Our mission is to create joy and community through the magic of play, a universal need that lies at the heart of our brands.
Games, IP, and toys each play an important role in driving our play-focused mission. Toys are often the first handshake we have with consumers, providing an opportunity for consumers at all ages to enjoy our brands. Games offer consumers additional channels to experience our brands, both in traditional format and through digital games. Licensing our intellectual property and strategic partnerships provide further opportunities to extend the reach of our brands across digital games, consumer products categories, entertainment, location-based experiences, and more. We believe our diversified portfolio positions us for continuous and extended reach with consumers and long-term growth.
We are Playing to Win. In 2025, we launched our refreshed strategy "Playing to Win" to refocus the Company on play and partnership. Through play fueled brand engagement and partner scaled co-investment, we plan to expand our consumer reach as a games, IP, and toy company. We have set goals and objectives to be one of the most profitable and diverse toy and game companies globally, powered by multi-segment and multi-generational franchises. To significantly extend our consumer reach and drive for revenue and profit growth, we are focusing on five key strategic building blocks:
•Profitable Franchises: Focus on improving the fundamentals of profitable, play-focused brands, through innovation, partnership, operational excellence, managed cost-discipline and retail execution.
•Aging Up: Expand our consumer base and drive play and collectible experiences for fans of all ages, recognizing that consumers aged 13 and above are gaining purchase share.
•Everyone Plays: Engage across the play spectrum to where we under-index and capture new consumers across demographics and markets.
•Digital and Direct: Embrace new ways to engage with our consumers through video games, digital technology and direct-to-consumer interactions.
•Partner Scale: Capitalize on our partners’ investments and scale to enhance our brands through strategic relationships and licensing arrangements.
Our Business: Games, IP, and Toys. We operate in three lines of business: games, IP, and toys, each playing a role in driving our play-focused mission.

Games	IP – Licensing & Entertainment	Toys
Our high profit, high growth investment center. As consumers embrace digital, our game portfolio offers new channels to express our brands.	Our capital-lite, partner scale opportunity. Licensing drives our brands across consumer product categories, screens and experiences.	Our first handshake with consumers; a cash generative business in a stable category driven by brands, innovation and licenses.
As a Company, we possess three competitive advantages: 1) a broad and deep brand portfolio rooted in play; 2) one of the biggest and most diverse licensing businesses in the world and 3) a profitable games business anchored by MAGIC: THE GATHERING, MONOPOLY, DUNGEONS & DRAGONS, and Hasbro gaming classics.
Our competitive advantages reinforce one another. Our toy and game brands fuel our licensing business. Our licensing business receives external capital and marketing investments which strengthen our brands and our bottom line. Our games business adds further strength to our balance sheet giving us the investment dollars to upgrade core capabilities like design, supply chain, and marketing and gives us new ways to expand our brands’ reach, particularly in digital.
Operational Excellence: Transforming Hasbro. We are midway through a turnaround. Over the past two years our transformation initiatives have focused on:
•Divestiture of eOne (as defined below) which returned “play” to the center of our mission and investment priorities, ultimately reducing content spend by over 90%.

•Reducing complexity across the business, including significantly reducing SKU count, reducing owned inventory levels and reducing the cost structure.
•Reinvigorating licensing and expanding into new partnerships across toys, gaming and experiences.
•Accelerating digital initiatives and digitally-orientated partnerships.
•Right-sizing our organizational structure.
Now we are continuing to transform the business by upgrading our systems and talent with an emphasis on:
•Process and systems modernization across IT, accounting, finance and HR.
•Supply chain excellence to continue improving predictability, costs and services across the network.
•Design acceleration to improve the time to market, improve agility and reduce costs.
•Adoption of artificial intelligence (“AI”) and digital solutions to innovate, improve operational efficiency, and go to market digitally.
Our Brand Portfolio. Below is a summary of the brands and business models where we compete.
•Toys and Games. We market and sell toys and games based on our owned and controlled brands globally at retail stores, through ecommerce platforms and through our fan-based direct-to-consumer platforms Hasbro PULSE and SECRET LAIR. Our key brands are:
•MAGIC: THE GATHERING
•Hasbro Games
•PLAY-DOH
•TRANSFORMERS
•DUNGEONS & DRAGONS
•PEPPA PIG
•NERF
Additionally, through license agreements with third parties, we develop and sell products based on popular third-party brands through these channels. Key partner brands include:
•MARVEL, including SPIDER-MAN and THE AVENGERS(1)
•LUCASFILMS' STAR WARS(1)
•BEYBLADE
•SECRET LAIR partners such as Final Fantasy, The Lord of the Rings, and Fallout
(1) Owned by The Walt Disney Company (“Disney”).
Our products include a wide range of games, trading cards and collectibles, action figures, arts and crafts and creative play products, dolls, play sets, preschool toys, plush products, vehicles and toy-related specialty products, sports action products and accessories and many other consumer products which represent an array of internationally recognizable brands that capture the imagination of our consumers worldwide.
Our gaming business continues to transform game play with new and innovative games and play experiences. To successfully execute our gaming strategy, we focus on brands that capitalize on existing trends while evolving our approach using consumer insights and data analytics, technology advancements and offering game-play experiences addressed to consumer demand for face-to-face, trading card and digital game experiences played as board, off-the-board, digital, card, electronic, trading card and role-playing games.
Our subsidiary, Wizards of the Coast (“Wizards”), is a critical part of our gaming business, driving innovation and growth through its popular role-playing and fantasy card-collecting games. These games include:
•MAGIC: THE GATHERING, one of the original collectible card games, is a strategic trading card game with compelling characters in multiple universes that continue to expand through new card sets, including with well-known third-party properties such as The Lord of the Rings: Tales of Middle-Earth card set released in 2023. MAGIC: THE GATHERING became Hasbro’s first billion-dollar brand in 2022.
•DUNGEONS & DRAGONS, one of the world’s most popular tabletop role-playing games, is a cooperative, storytelling game where players take on the roles of different characters within a story. There are dice and basic rules involved, and often maps and miniatures or tokens, but the tools that come into play most often are the imaginations of the players. An update to the fifth edition of the D&D rule set was published in 2024.
Our other iconic game brands include long-time favorites such as MONOPOLY, JENGA, CONNECT 4, THE GAME OF LIFE, SCRABBLE, CLUE and TRIVIAL PURSUIT, as well as many other well-known game brands and newer games that are geared toward a mature consumer.
•Digital Gaming. Key to our success is the continued investment in, growth and development of, our digital gaming business, including development of AAA games, games as a service and licensed games. Spanning action role-playing games for web-based play, PC and gaming consoles, to Hasbro branded mobile application-based games, our digital gaming business helps to unlock the full value of our brands and achieve our mission of storytelling and bringing our brands to life. Recent examples include:
◦the popular Monopoly Go! free-to-play mobile game, released by Scopely, Inc. during 2023 and based on the classic board game, MONOPOLY;
◦the 2023 release of Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game from our partners at Larian Studios which won several awards, including Game of the Year at the 10th annual Game Awards; and
◦our 2022 acquisition of D&D Beyond, the premier digital content platform for DUNGEONS & DRAGONS.
We continue to develop and enhance other digital games internally and through third parties. For example, we have developed and launched the digital version of the MAGIC: THE GATHERING card game, Magic: The Gathering Arena and its related mobile application, both of which complement the Company's direct-to-customer relationships with our new and long-time MAGIC: THE GATHERING fan-base. Developing and publishing our own games requires a substantial amount of time and investment, and there are risks that the games we develop will not be successful. We believe, however, that our brands and characters together with our studios and partners provide us a competitive edge and this has the potential to be a high growth area for us.
•Licensing IP. Hasbro is one of the world’s largest and most diverse licensors, and a growing part of our Playing to Win strategy is to extend the reach of our brands through the out-licensing of our intellectual properties to third parties for consumer products, digital games and entertainment.
◦Consumer Products Licensing: We license our intellectual property for a variety of consumer products, including apparel, publishing, home goods and electronics, or in certain situations, toy products where the out-licensing of brands is more effective and profitable than developing and marketing the products ourselves. A recent example of this includes the return of our LITTLEST PET SHOP brand through our partnership with Basic Fun!, a global marketer of toys and consumer products. Together we relaunched LITTLEST PET SHOP through a Roblox experience in December 2023, a refreshed LITTLEST PET SHOP product lineup in the first half of 2024 featuring new characters, collectables, and playsets. Another recent example, in 2024, we saw a resurgence from MY LITTLE PONY through licensing across merchandising categories, music, and trading card products.
◦Digital Games Licensing: We out-license certain of our brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties into digital gaming experiences such as Monopoly Go! and Baldur's Gate 3 discussed above.
◦Location-Based Entertainment: Location-based entertainment (“LBE”) includes licensing our brands to theme parks, water parks, hotels and resorts, family entertainment centers, retail, dining and entertainment, shows, exhibits and exhibitions such as Hasbro City, the recently-opened Hasbro-themed family entertainment center located in Paseo Interlomas, Mexico featuring thrilling theme park rides and experiences, live shows, food and beverage options and the region's first Hasbro-themed retail location. These experiences bring our brands to life and further immerse our consumers in our storytelling in a capital efficient manner.
•Entertainment. Reinforcing storylines associated with our owned and controlled brands through entertainment mediums, including television, film, digital content and other programming is our primary entertainment strategy. With our cross-platform capabilities, our entertainment business leverages film and television production and sales, digital content and children's programming to create compelling entertainment and drive creativity and overall awareness across brands with merchandising and licensing tie-ins. Principal brands include PEPPA PIG and MY LITTLE PONY whose content entertains children worldwide and generates revenues through licensing and merchandising programs across multiple retail categories. Another recent example is Transformers One, an animated film featuring the untold origin story of Optimus Prime and Megatron released in September 2024 in partnership with Paramount Pictures.
•Hasbro Direct. Our Hasbro Direct business adopts a "Fans Come First" approach, intended to create direct connections with our consumers. It includes the following platforms:
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
With these platforms, we are expanding and enhancing our capabilities beyond traditional ecommerce to serve our consumers and activate brands. Connecting with fans directly makes our products more accessible in more markets and enables us to sell brands and showcase selected items, creating more brand awareness while gaining a deeper understanding of our fans and what they want and expect from Hasbro.
•Other Elements of our Strategy. Other aspects of our strategy that help drive our consumer reach and storytelling experiences include digital content. We understand the importance of digital content to drive fan engagement, including in gaming and across other media, and of integrating such content with our products. Digital media encompasses digital gaming applications and the creation of digital environments for traditional products through the use of complementary digital applications, social media and websites which extend storylines and enhance play.
Product Development and Royalties
Development
Our success is dependent on continuous innovation in our play offerings and requires ongoing development of new brands and products alongside the redesign of existing products to drive consumer interest and market acceptance. Our products are developed by a global development function, which is responsible for the development, design and engineering of new products and their packaging and the innovation, improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers. The pace of change in innovation and complexity of our product offerings is expected to continue to evolve as we adopt artificial intelligence in the development new brands and products.
In addition to the design and development work performed by our own staff, we work with a number of independent toy and game designers and compete for their designs and ideas with other toy and game manufacturers. Rights to such designs and ideas, when acquired or licensed by us, are usually exclusive for particular categories and the agreements require us to pay the designer a royalty on our net sales of the item. These designer royalty agreements may also provide for advance royalties and minimum guarantees.
Royalties and Participations
We produce an array of products under licenses based on our partners’ trademarks and copyrights for the names or likenesses of characters from movies, television shows and other entertainment media. We compete with other toy and game manufacturers for these licensed rights. Licensing fees for these rights are generally paid as a royalty on our net sales of the item. Licenses for the use of characters may be exclusive for specific products or product lines in specified territories, or may be non-exclusive, in which case our product offerings may be competing with the product offerings of other licensees. In many instances, advance royalties and minimum guarantees are required by these license agreements. Our royalty expense in any given year may vary depending upon product mix and the timing of movie releases and other entertainment media.
We are increasingly promoting our brands through the out-licensing of our intellectual properties to third parties for a wide range of digital games, consumer products and location-based experiences. Under these agreements, licensees either pay us a sales-based or usage-based royalty, or a combination of both, for use of our brands, and, in some cases, the license arrangements are subject to minimum guaranteed amounts or fixed fees, over the term of the license.
Our entertainment offerings also require us to pay royalties and participations to those involved in the creation of the content, such as producers, writers, directors and actors.
Marketing and Sales, Customer Concentration and Advertising
Marketing and Sales
Our global marketing function establishes brand direction and messaging and assists the selling entities in establishing local marketing programs. The global marketing group works with the global development function to deliver unified, brand-specific consumer experiences. In addition to the global marketing function, our local selling entities employ sales and marketing functions responsible for local market activities and execution.
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
Customer Concentration
During 2024, net revenues from our top five customers accounted for approximately 36% of our consolidated global net revenues, including our largest customers, Wal-Mart, Inc. and Amazon.com, Inc. who together represented 23% of consolidated global net revenues, with each accounting for 12% and 11%, respectively. Please see Part I, Item 1A. Risk Factors, of this Form 10-K for a further discussion of risks relating to customer concentration.
Advertising
We advertise many of our products and brands through digital marketing, social media and on television. Products are strategically cross-promoted by spotlighting specific products alongside related offerings in a manner that promotes the sale of not only the selected item, but also those complementary products.
Part of our strategy includes focusing on reinforcing storylines associated with our brands through several mediums, including digital and tabletop gaming, consumer products, television, film and live action experiences. Our brands obtain marketing and advertising support through entertainment appearing on major networks globally, theatrical releases as well as on various other digital platforms.
Many of our new products are introduced to major customers within one to two years leading up to their year of retail introduction. Our advertising expenditures are impacted by our product mix in any given year. For example, brands based on major motion picture releases generally require less advertising as a result of the promotional activities around the motion picture release, whereas leading into a major digital gaming launch, our Wizards of the Coast business will have substantial increases to advertising, marketing and promotional expenses to acquire players and promote gaming releases.
Supply Chain and Manufacturing
Beginning in late 2022, we launched a multi-year initiative aimed at transforming our global supply chain into a best-in-class network that delivers competitive advantages through performance efficiency, operating model integration and organizational accountability. We are continuing to refine our integrated supply chain from planning and designing to sourcing and delivering, with our multi-year plan to deliver improved capabilities and provide a productivity pipeline to fuel growth at Hasbro.

The majority of our toy and game products are manufactured in third-party facilities principally in the U.S. and the Far East, primarily China, Vietnam, India and Japan. We continually look to diversify our manufacturing footprint.
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
Competition
We are a worldwide leader in the development, design, sale and marketing of games and toys, operating in a highly competitive business environment. We believe our diversified portfolio together with the strength of our extensive intellectual property portfolio provides us with a competitive advantage and allows us to adapt to changes in the competitive landscape, consumer trends and economic conditions.
The play industry is highly competitive. We view our primary competition as coming from game and toy companies, digital gaming companies and digital gaming developers. We compete with several large companies in our product categories, as well as with many smaller United States and international game and toy designers, manufacturers and marketers. In certain instances, we also compete with large retailers, who offer such products under their own private labels, often at lower prices. Competition is based primarily on meeting consumer preferences and on the quality and play value of our products and experiences. To a lesser extent, competition is also based on product pricing. We expect that as artificial intelligence becomes more prevalent, we will see increased competition from those using such technology to develop games, toys and content.
We also contend with the expanding variety of digital gaming and digital entertainment offerings available for children, while product life cycles of traditional toys and games have shortened. As a result, our products not only compete with those offerings produced by other toy and game manufacturers and companies offering branded family play and entertainment, we also compete, particularly in meeting the demands of older children, with entertainment offerings of many technology companies, such as makers of tablets, mobile devices, video games and other digital gaming products and screens, and social media companies.
Seasonality
Our Wizards and entertainment businesses are subject to variations in sales based on the timing of release of card sets, games, and content releases. Release dates are determined by several factors, including the timing of holiday periods, geographical release dates and competition in the market.
For our Consumer Products segment, our customer order patterns may vary from year to year largely due to fluctuations in the degree of consumer acceptance of product lines, supply and product availability, marketing strategies and inventory policies of retailers, TV and film content releases, including the dates of theatrical releases of major motion pictures for which we offer products, and changes in overall economic conditions. As a result, a disproportionate volume of our net revenues from our consumer products business has historically been earned during the third and fourth quarters leading up to the retail industry’s holiday selling season, including Christmas.
In 2024 and 2023, the second half of the year accounted for approximately 58% and 56% of full year revenues, respectively, with the third and fourth quarters accounting for approximately 31% and 27%, respectively, of full year net revenues in 2024 and 30% and 26%, respectively, of full year revenues in each of the third and fourth quarters of 2023.
Environmental, Social and Governance
The following discusses our governance and focus areas of our Environmental, Social and Governance (ESG) efforts.
Governance
ESG governance starts with our Board of Directors ("Board"), with specific oversight by our Nominating, Governance and Social Responsibility Committee of the Board ("Governance Committee"). ESG topics, such as climate and sustainability, human rights and ethical sourcing, are regular agenda items at Governance Committee meetings. The Governance Committee analyzes these issues and makes recommendations to the full Board. In addition, the Audit Committee of our Board oversees SEC and public disclosures in specific matters, such as conflict minerals, and enterprise risk. The full Board receives regular updates regarding our ESG progress.
In addition to Board-level governance, our CEO and the Executive Leadership Team ("ELT") regularly review our ESG performance, progress and opportunities. Our ELT and members of our global corporate sustainability team meet several times a year to ensure management oversight of the Company’s ESG strategy, impact and performance. This group sets the direction for our global ESG strategy and ensures the integration of ESG throughout the organization and supply chain.
Focus Area: Climate and Sustainability
•We recognize the impact our business can have on the environment and are working to reduce our footprint. We view sustainability challenges as opportunities to innovate and to continuously improve our product design and operational efficiencies.
•The Science-Based Targets Initiative ("SBTi") has validated our greenhouse gas ("GHG") emission reductions targets.
•We continue our industry-first toy recycling program in partnership with TerraCycle, a leader in product recycling outside of municipal recycling.
•We continue to work to integrate the climate risk identification and mitigation into our overall enterprise risk management process and into our preparation work for the EU Corporate Sustainability Reporting Directive (CSRD).
Focus Area: Human Rights and Ethical Sourcing
Our Human Rights and Ethical Sourcing program launched over 30 years ago and is dedicated to ensuring that facilities involved in the production of our toys, games and licensed consumer products comply with Hasbro’s Global Business Ethics Principles. The program is designed to ensure fair and safe working conditions; fairness, dignity and respect for workers; and robust supplier engagement to ensure strong safety, health and environmental performance. While working on these issues with partners, suppliers, third-party factories and licensees is complex, we remain vigilant in our commitment to ensure workers in our supply chain are treated in accordance with our high ethical standards and applicable laws.
Human Capital Management
Overview
Our key human capital management objectives for our direct workforce are to attract, develop, motivate and retain a talented workforce to enable us to offer great play experiences to our fans and consumers. The experience and dedication of our employees are at the heart of our success, energizing everything we do, from developing innovative products to creating immersive game, consumer products and entertainment experiences. Our teams are inspired by our purpose of creating joy and community for all people around the world. Our culture sets us up to deliver excellence, build impactful brands and expand our leadership in play, entertainment and beyond. As our organization continues to evolve, we remain steadfast in our ambition to provide a community where everyone can show up authentically as themselves and deliver their best work. The following discusses our governance of human capital management and our key focus areas.
Governance
Our governance of human capital management falls within the governance structure for ESG overall. The Governance Committee of the Board oversees the company’s human capital policies and practices. The Compensation and Talent Committee of the Board oversees our compensation programs as well as talent management, including with respect to recruitment, leadership, career development, succession planning, employee engagement, Company culture and retention.
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

Employees
As of year-end 2024, we employed approximately 4,985 people worldwide, with approximately 54% of our employees in North America (47% in the United States; 7% in Canada), 20% in Europe, 18% in Asia Pacific, and 8% in Latin America (includes Mexico). Approximately 9% of our employees globally are covered by unions or collective bargaining agreements.
Focus Area: Inclusion and Belonging
We believe that the more inclusive we are as a company, the more effective our employees will be and the stronger our business will perform. We work diligently to foster an inclusive culture that reflects the consumers and communities we serve globally.
Focus Area: Compensation & Well-being of Employees
Employee attraction, development, motivation and retention has long been a key Hasbro priority. We recognize and reward our employees with a total rewards package that includes competitive compensation and comprehensive benefits.
Our compensation program includes base pay, equity compensation (for certain levels), annual incentives, and a robust recognition program. Competitive compensation is the cornerstone of our total rewards program. We regularly review salary ratios for men and women in similar roles to help maintain internal equity and market competitiveness across the globe. We review both industry and local market data at least annually to identify trends and market gaps to maintain the competitiveness of our compensation program. When designing our compensation and employee benefit programs, we consider the big picture of how these programs contribute to the overall employee experience.
Our comprehensive benefit program includes robust core benefits, voluntary benefits, product discounts and a well-being program that help people integrate work and life commitments. We evaluate the benefit program annually to ensure our offer continues to meet the needs of our employees, remains competitive in the marketplace and continues to reflect the company values.
Focus Area: Talent Development and Performance Management
We are committed to the continued development of our people. Strategic talent assessments and succession planning occur on a planned cadence biannually – globally and across all business areas. The CEO and Chief People Officer convene meetings with senior company leadership and the Board to review the full talent pipeline with a focus on our top company talent. We provide opportunities for our employees to grow their careers through annual goal setting, development plans and quarterly conversations. We invest in developing our employees by providing blended learning opportunities and in-house trainings and by offering third-party programs, including specialized trainings and broader academic pursuits.
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
Consumer product safety laws also exist in some states and cities within the United States and in many international markets including Canada, Australia, Asia and Europe. We utilize independent third-party laboratories that employ testing and other procedures intended to maintain compliance with the CPSIA, the FHSA, the FFA, other applicable domestic and international product standards, and our own standards. Any material product recall or other safety issue impacting our products could have an adverse effect on our results of operations or financial condition, depending on the product and scope of the recall, could damage our reputation and could negatively affect sales of our other products as well.
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
In addition to laws restricting the collection of information from children, our business is subject to other regulations, such as the General Data Protection Regulation in the European Union, which restricts the collection, use, and retention of personal information, as well as data protection laws in the United States and other countries. Failure to comply with any of those restrictions can subject us to severe liabilities. We continue to monitor the developments of regulation in the area of artificial intelligence as this area continues to evolve and we integrate it into our products.
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

Name	Age	Position and Office Held	Period Serving in Current Position
Chris Cocks(1)	51	Chief Executive Officer	Since 2022
Gina Goetter(2)	48	Chief Financial Officer and Chief Operating Officer	Since 2023
Tim Kilpin(3)	64	President, Toys, Board Games, Licensing and Entertainment	Since 2023
John Hight (4)	64	President, Wizards of the Coast and Digital Gaming	Since 2024
Holly Barbacovi (5)	48	Executive Vice President and Chief People Officer	Since 2024
Tarrant Sibley (6)	56	Executive Vice President and Chief Legal Officer and Corporate Secretary	Since 2019

(1) Prior thereto, President and Chief Operating Officer of Wizards of the Coast and Digital Gaming from 2021, and President of Wizards of the Coast from 2016 to 2021.
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
(4) Prior to joining Hasbro in 2024, during a twelve-year tenure, Mr. Hight served as Senior Vice President and General Manager of the Warcraft franchise at Blizzard Entertainment, overseeing all development and commercial activities for World of Warcraft, Hearthstone and Warcraft Rumble. Prior to that, Mr. Hight oversaw development of God of War 3 and the PlayStation Network for Sony’s Santa Monica Studio. He also taught courses in game development for the Interactive Media Division of the USC School of Cinematics.
(5) Prior to joining Hasbro in 2024, Ms. Barbacovi served as Chief People Officer at Bungie from 2021 to 2024. Prior to that she served head of human resources for Amazon Games from 2020 to 2021 and as Vice President of Human Resources at Wizards of the Coast from 2016 to 2020, and in different HR and Operations roles during a 16-year career at Microsoft.
(6) Prior thereto, Senior Vice President, Chief Legal Officer and Secretary from 2018 to 2019 and Senior Vice President and Deputy General Counsel from 2010 to 2018.
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
Strategic Risks Related to Our Business
Our business will suffer if we are not successful in executing our business strategy.
Our business strategy has evolved to focus on extending the reach of our toy and game products globally to improve our position in the marketplace, increase revenue and increase operating profit.
Failure to execute our strategic plan may harm our business. Our ability to successfully implement and execute our plans and initiatives in a timely basis, if at all, is dependent on many factors, including, among other things:
•our ability to successfully innovate, design, develop, price, commercialize and grow a focused group of brands to global consumers in a wide array of markets;
•our ability to successfully grow our digital gaming, licensing, and direct-to-consumers business;
•our ability to optimize our toy business, including through right-sizing our cost structure and creating efficiencies in our operations;
•our ability to implement appropriate systems and processes to obtain and analyze data and insights from consumers to enable us to make informed decisions about priorities and consumer preferences;
•our ability to successfully develop products that gain sufficient consumer interest;
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
Our business will suffer if we are unable to develop, publish and commercialize digital games.
A key component to the success of our strategy is to continue to develop, publish and commercialize digital games. We have invested substantially in our digital gaming business and as a result it has seen significant growth over the past several years. Continued digital game development is a key growth factor for the future, including AAA games, games as a service and licensed games. If we are unable to continue to grow this business and ensure its integration with our other business segments, our business may be harmed. The digital gaming industry is highly competitive, including for talent, and costs associated with designing, developing and producing digital games and technologically advanced or sophisticated products tend to be higher than for many of our other more traditional products, such as board and trading card games and action figures, with no assurance of success. As a result, we face increased risk of not achieving sales sufficient to recover our costs and we may lose money on the development and sale of these products. There is no guaranty that a given game will be successful and it is possible we may cease development on a game after significant investment. As a result, we face the risk of significant write-offs in the event a digital game’s development is discontinued prior to commercialization or is not as commercially successful as we planned.
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
Third party licensees and partners of our brands or intellectual property may fail to honor their obligations to us or their actions may put us at risk.
Licensing certain of our brands and intellectual property to third parties is also a significant part of our business strategy. Under these and other partner arrangements, we lose some control over how the brand or intellectual property is used, potentially leading to misuse or misrepresentation. The actions of third-party licensees and partners may put our business and reputation at risk if they do not maintain the quality of our products or otherwise do not operate in accordance with our standards. These third parties may fail to pay royalties or other agreed upon fees, which could lead to financial losses. It is also possible that these third parties could infringe on others intellectual property rights, which could result in legal issues for us. Further, disruptions in the financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect these third-party licensees and may impact their ability to honor their obligations to us or we may cease our arrangements with them. Alternative arrangements may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.
We may not realize the full benefit of our licenses from third parties if the licensed material has less market appeal than expected, if revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties or if licenses are not renewed.
The success of entertainment and other properties for which we have a license, such as licenses we have with The Walt Disney Company for the MARVEL and STAR WARS properties, and our ability to successfully market and sell related products, can significantly affect our revenues and profitability. In some cases, we may only obtain a license for certain aspects of an intellectual property or for certain territories, which means that some of our competitors may also use the same intellectual property for other categories or in different territories. If we produce a line of products based on a movie or television series, the success of the movie or series has a critical impact on the level of consumer interest in the associated products we offer. In addition, competition in our industry for access to entertainment properties can lessen our ability to secure, maintain, and renew popular licenses to entertainment products on beneficial terms, if at all, and to attract and retain the talented employees necessary to design, develop and market successful products based on these properties. If we are unable to realize the full benefit of an important license, or if an important license is not renewed or is otherwise terminated, our business results may be harmed.
The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs and could harm our results of operations. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or not pursuing certain new licenses. Additionally, as a licensee of entertainment-based properties, we cannot guarantee that a particular property or brand will translate into successful toy, game or other family entertainment products, and underperformance of any such products may result in reduced revenues and operating profit for us.
Consumer interests change quickly and acceptance of toys and games and entertainment offerings are influenced by technological and outside factors, making it difficult to design and develop innovative products, play patterns and entertainment offerings which are and will continue to be popular with children, families and audiences.
Our ability to successfully create innovative toys and games is affected by the interests of children, families, fans and audiences which evolve quickly and can change dramatically from year to year and by geography. To be successful, we must correctly anticipate the types of products, play patterns and entertainment which will capture consumers’ interests and imagination, and quickly develop and introduce innovative and value driven products and engaging entertainment which can compete successfully for consumers’ limited time, attention and spending. It is very difficult to predict consumer acceptance with certainty due to, among other things, the increasing utilization of technology at younger and younger ages, social media and digital media in entertainment offerings, the increasing breadth of products and entertainment available to consumers, and outside factors such as critical reviews and promotions. Evolving consumer tastes and shifting interests, coupled with an ever-changing and expanding pipeline of products, technology and entertainment which compete for consumer interest and acceptance, create an environment in which some products, technology and entertainment offerings can fail to achieve consumer acceptance or can be popular during a certain period of time but then be rapidly replaced. As a result, our products and entertainment offerings can have short consumer life cycles with no guarantee of success. Consumer acceptance is even more critical for our toy business due to the recent decline in the overall toy industry and the impact of declining birthrates globally. Failure to correctly anticipate consumer interests, will harm our revenues and earnings.
Technological as well as other trends in the entertainment industry, such as the continuing shift to streaming platforms, have caused significant disruption to the retail distribution of entertainment offerings and have caused, and could in the future cause, a negative impact on sales of our products and other forms of monetization of content, especially those which are reliant on box office success.
Rules governing new technological developments, such as developments in artificial intelligence remain unsettled, and these developments may affect aspects of our existing business model, including revenue streams for the use of our intellectual property and how we create our products and games. We may lose opportunities to capitalize on changing market dynamics, technological innovations or consumer tastes if we do not adapt to such changes in a timely manner. If we fail to accurately assess and effectively respond to changes in technology and consumer behavior in the markets in which we operate, our business may be harmed.
Failure to achieve of our anticipated cost-savings may impact our ability to operate efficiently and profitably.
In mid-2022, we committed to an operational excellence program focusing on designing and running a simple, efficient and effective business aligned with our strategy. There are no assurances that we will achieve cost savings in the amounts we anticipate or within the anticipated timeframes or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in net sales or through increases in other expenses. Failure to realize the expected cost savings from these cost savings programs could have an adverse effect on our business, financial condition, and results of operations.
The industries in which we compete are highly competitive. If we are unable to compete effectively with existing or new competitors, our revenues, market share and profitability could decline.
The play industry is highly competitive, and if we fail to compete successfully, our business may be harmed. Our primary competition comes from toy and game companies, digital gaming companies and digital gaming developers. We compete with several large companies in our product categories, as well as with many smaller United States and international game and toy designers, manufacturers and marketers. In certain instances, we also compete with large retailers, who offer such products under their own private labels, often at lower prices. Competition is based primarily on meeting consumer preferences and on the quality and play value of our products and experiences. To a lesser extent, competition is also based on product pricing. We expect that as the use of artificial intelligence becomes more prevalent, we will see increased competition from those using such technology to develop games, toys and content.
In addition to existing competitors, the barriers to entry for new participants in the play industry are low, and the increasing importance of digital media and the heightened connection between digital media and consumer interest, has further increased the ability for new participants to enter our markets, and has broadened the array of companies we compete with. New participants with a popular product idea can gain access to consumers and become a significant source of competition for our products in a very short period of time. These existing and new competitors may respond more rapidly than us to changes in consumer preferences or may design products that are more desirable than ours. Our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products, lower our revenues and lower our profitability.
We may not realize the anticipated benefits of acquisitions, dispositions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.
We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or grow our business. In some cases, we expect that the integration of the companies that we may acquire will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed, reduced or short-lived in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. Acquisitions of businesses and brands could also be adversely affected by changes in our business strategy or external factors, such as any decision to sell, license or otherwise dispose of certain assets, such as our sale our Entertainment One film and television business ("eOne Film and TV") to Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.à.r.l (collectively "Lionsgate") in December 2023. We cannot guarantee that any acquisition, disposition, license or investment we may make will be successful or beneficial, and acquisitions, dispositions, licenses and investments can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.
Operational Risks Related to our Business
Our business may be harmed by the imposition or threat of tariffs, including reciprocal or retaliatory tariffs, in markets in which we operate which could increase our product costs and other costs of doing business, impact consumer spending, or lower our revenues and earnings.
The current global tariff environment is uncertain. For products manufactured outside the U.S., tariffs increase the cost of our products. Tariffs may impact our sales and reduce our profitability. Tariffs may also impact consumer spending if products become more expensive or consumers have less discretionary income or consumer spending power. The current tariff environment, particularly the imposition or threat of tariffs on products manufactured in China for import into the U.S. as well the potential for retaliatory and reciprocal tariffs in other countries in which we do business, has in the past negatively impacted our business and may in the future negatively impact our business, sales and profitability. The threat and imposition of tariffs have resulted in the past, and may in the future result, in the elimination of some direct import orders, where customers take ownership of products near the source of supply and import the product themselves into the U.S., in favor of shifting to domestic orders, which requires us to ship the products to the U.S., and import and warehouse the products prior to delivery to the customer. This shift to domestic orders raises the cost to us, can result in delays in the time of a sale, and may result in the potential loss of some orders entirely due to the lack of timely supply or other delays. We cannot assure you that we will be able to successfully implement actions to lessen the impact of tariffs imposed on our products, including any changes to our supply chain, logistics capabilities, sales policies or pricing of our products.
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
The risk is exacerbated by the increasing sophistication of many of the brands and products we are designing and developing in terms of combining digital and traditional technologies, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products, result in excess inventory, or, in some situations, may cause a product or new brand introduction to be discontinued.
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
We have periodically faced global supply chain challenges with the production and delivery of some products being delayed due to logistics, including labor, trucking and container shortages, strikes, port congestion and other shipping disruptions. We experienced increases in material costs and shortages for some of our products, due in part to higher wages being paid due to labor shortages in China and Vietnam, as well as periodic and unpredictable manufacturing shut-downs or slow-downs due to COVID-19, political instability in certain port regions and tariffs. We attempt to take actions to lessen the impact of these supply chain challenges, such as through the use of alternative ports and air freight, and adjusting inventory purchases in certain cases to ensure product availability for customers, though these actions have resulted and may in the future result in higher costs. We have also increased prices in some cases to help offset increased costs. We can provide no assurance that we will be able to increase prices in the future and we cannot assure that price increases we have already taken, will offset the entirety of additional costs we have incurred, and may incur in the future to mitigate the supply chain disruption. Further, if we are unable to negotiate favorable carrier agreements, deliver products on time or otherwise satisfy demand for our products, our business may be harmed.
If we are unable to adapt our business to the continued shift to direct-to-consumer, our business may be harmed.
Part of our strategy is to increase our reach with our consumers through direct-to consumer relationships created through ecommerce, social media, digital games and services. If we are unable to effectively connect with consumers through these channels, our business may be harmed. Similarly, if our technology and systems used to support direct-to-consumer order processing are not effective, our ability to deliver products on time on a cost-effective basis may be adversely affected. Failure to continue to adapt our systems and supply chain and successfully fulfill ecommerce sales could harm our business.
The concentration of our customer base means that economic difficulties or changes in the purchasing or promotional policies or patterns of our major customers could have a significant impact on us.
We depend upon a relatively small customer base to sell the majority of our products. During 2024, Wal-Mart, Inc. and Amazon.com, Inc. accounted for approximately 12% and 11%, respectively, of our consolidated net revenues. Similarly, sales of certain products of our Wizards business depend in part on the success of specialty hobby stores. Due to our customer concentration and customer base, if one or more of our major customers or specialty hobby stores were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, impose unexpected fees on us, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, our business may be harmed.
Our customers do not make binding long-term commitments to us regarding purchase volumes and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products and reduce the number and variety of our products that it carries and the shelf space allotted for our products. In addition, increased concentration among our customers could negatively impact our ability to negotiate higher sales prices for our products and could result in lower margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, as we experienced with the bankruptcy of certain of our retailers in the past, the failure or lack of success of a significant retail customer could negatively impact our revenues and profitability.
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
We operate facilities and sell products and entertainment offerings in numerous countries outside the U.S. Additionally, we utilize third-party manufacturers primarily located in the Far East, including China, Vietnam and India, to produce most of our products. These international operations, including operations in emerging markets, have unique consumer preferences and business climates, present additional challenges and are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
•The imposition of tariffs as described in these risk factors, trade sanctions, quotas, border adjustment taxes or other protectionist measures;
•Political instability, civil unrest and economic instability;

•Currency conversion risks and currency fluctuations;
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
Most of our toy and game products are manufactured by third-party manufacturers, the majority of which are in China, with a significant amount of our product sourcing also coming from manufacturers in the U.S., Vietnam, India and Japan. Should changes be necessary, our external sources of manufacturing can be shifted, over a significant period of time, to alternative sources of supply. Working with vendors who have not historically manufactured products for us means these new vendors must successfully develop the capability to manufacture our products to the quality and safety standards we require and within the tight timeframe required by our customers. Newer and less experienced vendors are more susceptible to product quality, logistics and other issues, due in part to their less mature infrastructure or unfamiliarity with our product standards.
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
Given that our toy and game manufacturing is conducted by third-party manufacturers, health conditions and other factors affecting social and economic activity where our manufacturers are located may affect the movement of people and products into and from those locations to our major markets, including North America and Europe. Further, increases in the costs of labor and other costs of doing business in markets where we manufacture, could also have a significant negative impact on our operations, revenues and earnings. Prolonged disputes or slowdowns at west coast or other ports can negatively impact both the time and cost of transporting goods into the U.S. Natural disasters or health pandemics impacting our manufacturers had and can have a significant negative impact on our business.
Further, as described elsewhere, the imposition or threat of tariffs, border adjustment taxes, trade sanctions or other regulations or economic penalties by the U.S. or the European Union against products imported by us from China or other foreign countries, or the loss of “normal trade relations” status with China or other foreign countries in which we operate, could significantly increase our cost of products imported into the U.S. or Europe, shift more orders from direct import to domestic sales, put additional shipping and warehousing burdens on us, delay the time of our sales to retailers, result in lost sales, and otherwise harm our business. Additionally, the suspension of the operations of a third-party manufacturer by government inspectors in China or another market in which we source products could result in delays to us in obtaining product and may harm sales.

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
As a part of our transformation efforts to reduce costs, achieve operational efficiencies, and increase productivity and service quality, we have relied and expect to further rely on third party vendor and outsourcing relationships for certain areas of the business. Working with third-parties for these critical areas subjects us to risk, including the reduction in full control over certain activities. Any failure to perform timely or accurately or other shortcoming of one of these vendors or outsourcers, could harm our business or could damage our reputation. Transitioning some of these services to a third-party outsourcing vendor is challenging and time-consuming. Problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers may cause delays to product sales and reduce the efficiency of our operations. We may not achieve the cost-savings we expect, and we may suffer knowledge loss and require significant capital investments to remediate the problem. We cannot guarantee that our outsourcing efforts will be successful.
Our success is dependent on the efforts and dedication of our officers and other employees.
Our officers and employees are at the heart of all our efforts. It is their skill, innovation and hard work that drive our success. We compete with many other potential employers in recruiting, hiring and retaining our management team and our many other skilled officers and employees around the world. Experienced personnel and top creative talent in the markets in which we operate are in high demand and competition for their talent is intense. The possibility of moving our corporate headquarters may impact our ability to retain and attract key employees. Further, the continuing debate and practice of remote and hybrid work creates further challenges in retaining employees as some employees desire more flexibility in their employment and the ability to work remotely or hybrid opens up more employment opportunities.
As we continue to transform our business to execute on our strategic plan, we have reduced our headcount and may otherwise lose employees due to our decision to eliminate or reduce the amount of work performed relative to non-core aspects of our business and the optimization of our business. The impact of reductions in workforce or failing to retain key employees can be high due to increased risk of loss of important information, key knowledge and relationships, loss of creative talent, lost productivity, hiring and training costs, all of which could result in lower efficiency, profitability or otherwise harm the business. We cannot guarantee that we will recruit, hire or retain the key personnel we need to succeed.
We have also experienced significant changes in our leadership in a relatively short period of time, with most key members of executive leadership having been appointed within the past few years. Our future success will depend on the leadership of our key executives and their ability to navigate the organization through our transformation efforts and renewed strategy. Our loss of key management or other key employees, inability to drive success through our new leaders, or our inability to retain or hire talented people with the skill sets we need for our diverse and changing business, could significantly harm our business.
Our business may be harmed if we are unable to protect our critical intellectual property rights.
Our intellectual property, including our trademarks and tradenames, copyrights, patents, and rights under our license agreements and other agreements that establish our intellectual property rights and maintain the confidentiality of our intellectual property, is of critical value. We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property in the U.S. and around the world. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property in the U.S. and around the world. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights, as well as the risk of unauthorized persons copying and distributing our digital or entertainment content or leaking portions of planned digital or entertainment content. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. Similarly, third parties may claim ownership over certain aspects of our products, productions or other intellectual property. Our failure to successfully protect our intellectual property rights could significantly harm our business and competitive position.
Failure to successfully operate our information systems and implement new technology effectively could disrupt our business or reduce our sales or profitability.
We rely extensively on various information technology systems and software applications to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, analytics, royalty and financial reporting and various other processes and transactions. As part of our transformation efforts, we are upgrading some of our technology and systems, and we are relying on the systems of third-party outsourcers for certain critical functions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other cybersecurity attacks and breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees or partners. The efficient operation and successful growth of our business depends on these information systems, including our ability and the ability of our third-party outsourcers to operate them effectively and to select and implement appropriate upgrades or new technologies and systems and adequate disaster recovery systems successfully. The failure of our information systems or third-party hosted technology to perform as designed or our failure to implement and operate them effectively could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.
If our electronic data is compromised our business could be significantly harmed.
We and our third-party outsourcers and other business partners maintain significant amounts of data electronically in locations around the world and in the cloud. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We and our partners maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. Cyber-attacks continue to increase in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, artificial intelligence, the use of social engineering and other means to affect the confidentiality, integrity and availability of our or third-party technology systems and data. Cyber-attacks could also include supply chain attacks, which could cause a delay in the manufacturing of our products. In addition, we provide confidential and proprietary information to our third-party outsourcers and business partners in certain cases were doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, those outsourcers and partners may also be subject to data intrusion or otherwise compromise the protection of such data. The risk of data loss or breaches is heightened during uncertain economic times, changes in business strategy and reductions in workforce. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our third party outsourcers and other business partners’ information technology systems could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.

Global and Economic Risks Relating to our Business
Changes in U.S., global or regional economic conditions could impact discretionary consumer spending and harm our business and financial performance.
Our financial performance is impacted by the level of discretionary consumer spending in the markets in which we operate. Recessions or even fear or anticipation of recessions, inflation, rising costs due to tariffs or potential tariffs, rising or fluctuating interest rates and mortgage rates, credit crises and other economic downturns, or disruptions in credit markets, in the U.S. and in other markets in which we operate can result in lower levels of economic activity, lower employment levels, less consumer disposable income, and lower consumer confidence. Similarly, reductions in the value of key assets held by consumers, such as their homes or stock market investments, can lower consumer confidence and consumer spending power. Any of these factors can reduce the amount which consumers spend on the purchase of our products and entertainment. This in turn can reduce our revenues and harm our financial performance and profitability.
Inflation and other adverse economic conditions in the markets in which we and our consumers, customers, employees, suppliers and manufacturers operate could negatively impact our ability to produce and ship our products, and lower our revenues, margins and profitability.
Various economic conditions in the markets in which we, our consumers, customers, employees, suppliers and manufacturers operate, could have a significant negative impact on our revenues, profitability and business. The occurrence of adverse economic conditions can result in manufacturing and other work stoppages, slowdowns and delays; shortages or delays in production or shipment of products or raw materials; delayed or reduced purchases from customers and consumers; and other factors that cause increases in costs or delay in revenues.
Inflation can cause significant increases in the costs of other products which are required by consumers, such as gasoline, home heating fuels, or groceries, may reduce household spending on the discretionary products and entertainment we offer. Weakened economic conditions, lowered employment levels or recessions in any of our major markets may also significantly reduce consumer purchases of our products and spending on entertainment. Economic conditions may also be negatively impacted by terrorist attacks, wars and other conflicts, natural disasters, increases in critical commodity prices or labor costs, tariffs, or the prospect of such events. Such a weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm our revenues and profitability.
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
Outbreaks of communicable infections, diseases or other adverse public health conditions, such as COVID-19, in markets in which we, our employees, consumers, customers, partners, licensees, licensors, suppliers and manufacturers operate, has had and could in the future have a significant negative impact on our business, revenues and profitability. The occurrence of these types of events can result, and in the case of COVID-19 resulted in, disruptions and damage to our business, due to, among other things:
•difficulties in shipping and distributing products due to ongoing port capacity, and labor, shipping container and truck transportation shortages, resulting in higher costs for both ocean and air freight and delays in the availability of products, which can result in delayed sales and in some cases result in lost sales;
•disruptions in supply of products, due to closures or reductions in operations at third-party manufacturing facilities across several geographies;
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
Sales of our products are seasonal, with a majority of retail sales of consumers occurring during the period from September through December in anticipation of the holiday season, and sales of our card sets, games and content releases varying based on the timing of release. Seasonality can increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier. This can also result in our losing significant revenues and earnings if our supply chain is unable to supply product to our customers when they want it. Tariffs can exacerbate this negative impact by causing retailers to shift from direct import to domestic orders, further pressuring our supply chain.
The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. The ability to accurately predict levels of inventory remains challenging in the current economic environment, and, in recent years, resulted in write-offs of excess inventory.
This seasonal pattern of our business requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in under-producing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations.
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
Changes in strategy, shifting focus to certain lines of business, lower projections in an area of the business, declines in the profitability of acquired brands or businesses or our decision to reduce our focus or exit these brands or businesses, such as certain non-core entertainment assets of the business, has in the past impacted and may in the future impact our ability to recover the carrying value of the related assets and could result in an impairment charge. Similarly, declines in our profitability may impact the fair value of our reporting units, which could result in a write-down of our goodwill and consequently harm our net earnings. We have incurred, and may in the future incur, significant costs in connection with the development of video games. If we determine that capitalized costs of the game are unlikely to be recovered by product sales due to the termination of development, lack of success of the game or otherwise, we will incur an impairment, which will be charged to costs of sales in the period in which such determination is made.
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
We have approximately $3,401.8 million in long-term indebtedness. The amount of our long-term indebtedness could:
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
We are subject to significant government regulations, including, in the U.S., under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. Advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. The collection of personally identifiable information from anyone, including adults, is under increasing regulation in many markets, such as the General Data Protection Regulation adopted by the European Union, and data protection laws in the United States and in a number of other counties. While we take all the steps we believe are necessary to comply with these acts and regulations, we cannot assure you that we will be in compliance and, if we fail to comply with these requirements or other regulations enacted in the future, we could be subject to fines, liabilities or sanctions which could have a significant negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm the reputation of our products and have a negative impact on our future revenues and results of operations.
As a large multinational corporation, we are subject to a host of governmental regulations throughout the world, including antitrust, employment, pay transparency, customs and tax requirements, anti-boycott regulations, environmental regulations and the Foreign Corrupt Practices Act. There are also many new laws and proposed laws, rules and regulations governing the use of artificial intelligence that may become applicable to our business. Complying with these regulations imposes costs on us which can reduce our profitability and our failure to successfully comply with any such legal requirements could subject us to monetary liabilities and other sanctions that could further harm our business and financial condition.
We are involved in litigation, arbitration or regulatory matters where the outcome is uncertain and which could entail significant expense.
As a large multinational corporation, we are subject to regulatory investigations, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us, claims by third parties that our products infringe upon or misuse such third parties’

property or rights, securities claims, royalties claims, claims by former employees for employment related matters and claims relating to media content. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant cost for us and harm our business. The fact that we operate in a significant number of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could significantly harm our business, financial condition and results of operations.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We have an in-depth approach to monitoring and addressing cybersecurity risk. Members of management together with our Board, the Audit Committee of the Board (the "Audit Committee"), our internal Cybersecurity and Data Privacy Steering Committee (a cross-functional team which includes members of our Executive Leadership Team), and the members of an enterprise risk management team (a task force comprised of senior representatives of the company assessing risk in the organization), have developed cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner.
Our cybersecurity program leverages various industry standards like the National Institute of Standards and Technology ("NIST") and Center for Internet Security ("CIS") Program framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection, mitigation and continuous process improvements. Our enterprise risk management team reviews cybersecurity risks, and key cybersecurity risks are incorporated into the enterprise risk management ("ERM") reports reviewed and discussed internally and with the Board. In addition, we have several avenues to gather risk intelligence, and potential threats identified by various services, internal and external assessments, and capabilities to adjust our security strategy. We also have a set of Company-wide policies and procedures concerning cybersecurity and technology standards, which include a Technology Use policy, as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to endpoint and network protection, encryption standards, malware/ransomware protection, remote access, multi-factor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.
The Company’s Chief Information Security Officer (“CISO”) and the Cybersecurity and Data Privacy Steering Committee are responsible for developing, implementing and evaluating our information security program. The CISO regularly reports on cybersecurity matters to the Cybersecurity and Data Privacy Steering Committee, as well as to the Board and the Audit Committee. Our Chief Digital and Information Officer is an Executive Sponsor of the Cyber Security Program, has over two decades of experience leading cyber security oversight, and others on our cyber security team have cybersecurity experience and certifications, such as the Certified Information Systems Security Professional, or other industry leading certifications.
We have invested in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests), tabletop exercises and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external penetration tests, red team testing and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party vendors and service providers. The internal business owners of the hosted critical applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls ("SOC") 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
The Audit Committee and the full Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Audit Committee meets during the year and discusses cyber-related industry events, critical cyber incidents, alignment with our information security framework, threat assessment, security capabilities, response readiness and training efforts. The Audit Committee conducts an ongoing review of the Company’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, planned actions in the event of a response or recovery situation, as well as a review of recent enhancements to the Company’s security detection, prevention and response capabilities, and management’s progress on its cybersecurity strategic roadmap. The Cybersecurity team also subscribes to various threat intelligence services to evaluate our security strategy or defense mechanism against such threats.
The Board receives regular updates from the Audit Committee, as well as from the Cybersecurity team, including a summary of key risk indicators, test results and related remediation, and recent threats and how the Company is managing those threats.
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
Item 2.    Properties.
Hasbro owns its corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by all major functions of the business. The Company owns an adjacent building consisting of approximately 23,000 square feet which is also used by corporate functions. The Company has third party warehousing agreements of approximately three million square feet in California, Illinois, Georgia and Massachusetts that are used primarily by the Consumer Products segment. The Company leases approximately 80,000 square feet of office space in Burbank, California used by the Consumer Products and Entertainment segments. The Company also leases approximately 111,000 square feet of office space in Renton, Washington as well as 25,000 square feet in Austin, Texas used primarily by the Wizards of the Coast and Digital Gaming segment. Hasbro also leases an aggregate of 78,000 square feet of office space in Hong Kong and 48,000 square feet of office space in Shenzhen, People’s Republic of China.
The Company leases or owns property in 33 countries. The primary office locations in the Consumer Products segment outside of the United States are in Australia, Brazil, France, Germany, Mexico, Spain, the People’s Republic of China, and the United Kingdom. In addition, the Company owns an office in Switzerland and leases an office in the Netherlands, both of which are primarily used for corporate functions.
The Company believes that its facilities are generally suitable and adequate for its needs at this time. The Company is, however, currently evaluating options to relocate its corporate headquarters given the age and condition of the current building in Pawtucket, Rhode Island.
Item 3.    Legal Proceedings.
On November 13, 2024, West Palm Beach Firefighters’ Pension Fund filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and certain rules promulgated thereunder. West Palm Beach Firefighters’ Pension Fund v. Hasbro, Inc., Richard Stoddart, Christian Cocks, Deborah Thomas, Gina Goetter and Eric Nyman, Case No.1:24-cv-8633 (S.D.N.Y.). The plaintiff asserts claims on behalf of persons and entities that purchased the Company’s securities between February 7, 2022 and October 25, 2023 (the “Class Period”), and seeks compensatory damages, interest, fees, and costs. The complaint alleges that members of the putative class suffered losses as a result of false or misleading statements and withholding of information regarding the Company’s inventory, including quality and appropriateness thereof, during the Class Period. The court is in the process of appointing a lead plaintiff. The Company intends to vigorously defend against these claims. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.
On February 5, 2025, Dale Lee, derivatively on behalf of Hasbro, Inc., filed a putative shareholder derivative action against current and former members of the Board of Directors of the Company in the U.S. District Court for the Southern District of New York. Lee v. Cocks, et al., Case No. 1:25-cv-01018 (S.D.N.Y.). The allegations in this complaint are nearly identical to those of the West Palm Beach Firefighters' Pension Fund action. Plaintiff alleges, nominally on behalf of the Company, that the named defendants breached the Hasbro Code of Conduct and Audit Committee Charter as well as their individual fiduciary duties by making false or misleading statements, approving the making of false or misleading statements, and/or withholding information regarding the Company's inventory during the same time period as the Class Period. The action alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 with respect to the 2022 Proxy Statement, Section 10(b), 15 U.S.C. sec. 78(j) and Rule 10b-5. Defendants have not yet responded to the action.
On February 21, 2025, Patrick Ayers, derivatively on behalf of Hasbro, Inc., filed a putative shareholder derivative action against certain of the Company’s executive officers and current and former members of the Board of Directors of the Company in the U.S. District Court for the Southern District of New York, et al., Case No. 1:25-cv-1504 (S.D.N.Y.).  The allegations in this complaint are substantially the same as those in the Lee action described above.   Defendants have not yet responded to this action.
The Company is currently party to other certain legal proceedings, none of which we believe to be material to our business or financial condition.
Item 4.    Mine Safety Disclosures.
None

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on The NASDAQ Global Select Market under the symbol “HAS”. As of February 14, 2025, there were approximately 7,063 shareholders of record of the Company’s Common Stock.
Our practice has been to pay dividends on a quarterly basis. The declaration of dividends is subject to the discretion of the Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
Issuer Repurchases of Common Stock
Purchases of the Company’s Common Stock may be made from time to time, subject to market conditions, to offset dilution caused by stock issuances related to its equity compensation program and when management believes it is a good use of cash. In May 2018, the Company announced that its Board of Directors authorized the repurchase of up to an additional $500 million in Common Stock which may either be repurchased in the open market or through privately negotiated transactions. As of December 29, 2024, Hasbro had $241.6 million remaining available under these shares repurchase authorizations. There were no repurchases of the Company’s Common Stock during 2024. The Company has no obligation to repurchase shares under this authorization. The timing, actual number and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.
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
The following includes a comparison of our consolidated results of operations for fiscal years 2024 and 2023. For a comparison of our consolidated results of operations for fiscal years 2023 and 2022, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.
The fiscal year ended December 29, 2024 was a fifty-two week period and fiscal year December 31, 2023 was a fifty-three week period.
EXECUTIVE SUMMARY
Hasbro is a leading game, IP, and toy company whose mission is to create joy and community through the magic of play. With over 100 years of expertise, we deliver play experiences for fans of all ages around the world, through physical and digital games, video games, toys, licensed consumer products, location-based entertainment, film, TV and more.
We generate revenue and earn cash by developing, marketing, licensing and selling products, play and entertainment experiences, based on our global brands as well as other IP in a broad variety of categories. This includes: innovative toy and gaming brands and role-playing and fantasy card collecting games; the marketing and sale of toys and games, including our owned and partner brands, through retail stores, ecommerce platforms and Hasbro Direct, our direct-to-consumer platform; the distribution, license and sale of digital games developed both internally and through licensing out our IP to third parties, such as Baldur's Gate 3, Monopoly Go! and Magic: The Gathering Arena and other digital games; and entertainment content. Additionally, the Company generates revenue through licensing our brands to third parties for toys and games, consumer products, such as apparel and publishing, as well as for use in theme park attractions and other forms of location-based entertainment and within formats such as film and TV programming.
Summary of Financial Performance
Results of Operations — Consolidated
The following table presents the consolidated results of operations for 2024 and 2023:

	2024		2023
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$4,135.5	100.0%	$5,003.3	100.0%
Costs and expenses
Cost of sales	1,179.5	28.5%	1,706.0	34.1%
Program cost amortization	49.3	1.2%	448.9	9.0%
Royalties	284.2	6.9%	428.3	8.6%
Product development	294.1	7.1%	306.9	6.1%
Advertising	319.5	7.7%	358.4	7.2%
Amortization of intangible assets	68.3	1.7%	83.0	1.7%
Impairment of goodwill	—	—%	1,191.2	23.8%
Loss on disposal of business	37.4	0.9%	539.0	10.8%
Selling, distribution and administration	1,213.2	29.3%	1,480.4	29.6%
Total costs and expenses	3,445.5	83.3%	6,542.1	130.8%
Operating profit (loss)	690.0	16.7%	(1,538.8)	(30.8)%
Non-operating expense
Interest expense	171.2	4.1%	186.3	3.7%
Interest income	(47.3)	(1.1)%	(23.0)	(0.5)%
Other expense, net	69.1	1.7%	7.0	0.1%
Total non-operating expense, net	193.0	4.7%	170.3	3.4%
Earnings (loss) before income taxes	497.0	12.0%	(1,709.1)	(34.2)%
Income tax expense (benefit)	102.6	2.5%	(221.3)	(4.4)%
Net earnings (loss)	394.4	9.5%	(1,487.8)	(29.7)%
Net earnings (loss) attributable to noncontrolling interests	8.8	0.2%	1.5	—%
Net earnings (loss) attributable to Hasbro, Inc.	$385.6	9.3%	$(1,489.3)	(29.8)%

Net earnings (loss) per common share:
Basic	$2.77		$(10.73)
Diluted	$2.75		$(10.73)
Net Revenues
Consolidated net revenues for the year ended December 29, 2024 decreased 17.3% to $4,135.5 million from $5,003.3 million for the year ended December 31, 2023, primarily driven by a $579.0 million, or 88%, decline in the Entertainment segment as a result of the sale of the eOne Film and TV business during the fourth quarter of 2023 and a $342.5 million, or 12%, decline in the Consumer Products segment, partially offset by a $53.7 million, or 4%, increase in the Wizards of the Coast and Digital Gaming segment. See the Segment Results discussion below for further details.

The following table presents net revenues expressed in millions of dollars, by brand portfolio for 2024 and 2023:

Net Revenues	2024	2023	% Change
Franchise Brands	$3,120.9	$3,256.5	(4)%
Partner Brands	583.4	687.8	(15)%
Portfolio Brands	431.2	521.8	(17)%
Non-Hasbro Branded Film & TV (1)	—	537.2	(100)%
Total	$4,135.5	$5,003.3	(17)%
(1) Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the Company's non-core eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.
Franchise Brands: Our Franchise Brands include our flagship owned or controlled brands, which we believe can deliver significant revenues, profits and growth over the long term, such as MAGIC: THE GATHERING, Hasbro Gaming, PLAY-DOH, TRANSFORMERS, DUNGEONS & DRAGONS, PEPPA PIG and NERF. The Franchise Brands portfolio net revenues decreased 4% in 2024 as compared to 2023. The net revenue decrease primarily reflects lower net revenues from NERF, DUNGEONS & DRAGONS, and TRANSFORMERS products. Net revenues in 2023 were supported by DUNGEONS & DRAGONS digital game and products, most notably Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game released during the third quarter 2023, as well as theatrical release of Dungeon & Dragons: Honor Among Thieves released in March 2023. Additionally, net revenues in 2023 were supported by TRANSFORMERS products from the June 2023 theatrical release of TRANSFORMERS: Rise of the Beasts as compared to the late September 2024 theatrical release of Transformers One. The lower net revenues in 2024 from NERF and TRANSFORMERS products were partially offset by higher net revenues from MONOPOLY GO!.
Partner Brands: Partner Brands include those brands we license from other parties for which we develop toy and game products. Partner brand revenues fluctuate based primarily on the entertainment releases around these brands in any given year, such as MARVEL, including SPIDER-MAN and THE AVENGERS, LUCASFILMS' STAR WARS, BEYBLADE, GHOSTBUSTERS, and INDIANA JONES. The Partner Brands portfolio net revenues decreased 15% in 2024 as compared to 2023. During 2024, Partner Brands net revenue decreases were driven by lower net revenues from the Company's products for STAR WARS and MARVEL which benefited from a broader slate of entertainment releases in prior years without a more recent release entertainment release to support revenue in 2024. Additionally, revenue in 2023 was higher due to the Company's products for INDIANA JONES supported by the June 2023 theatrical release of Indiana Jones and the Dial of Destiny.
Portfolio Brands: Portfolio Brands include those brands we own or control which we feel have upside in revenue and profitability that have not yet grown to the significance of a franchise brand. The Portfolio Brands net revenues decreased 17% in 2024 as compared to 2023 primarily driven by lower net revenues from POWER RANGERS, PJ MASKS and BABY ALIVE products which were partially offset by revenue contributions from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023, the release of the next generation of BEYBLADE in 2024, and licensing revenue for MY LITTLE PONY trading cards.
Non-Hasbro Branded Film & TV: Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the eOne Film and TV business sold during the fourth quarter of 2023. Effective in the first quarter of 2024, the Company moved the remaining Non-Hasbro Branded Film & TV brands into Portfolio Brands to align with the Company's Brand Strategy. For comparability, net revenues for 2023 have been reclassified to reflect the movement, resulting in a change of $0.5 million.
During the first quarter of 2025, in light of the Company's renewed strategy and differing level of investment depending on the growth and margin potential for the brand and business line, the Company will no longer report its brand portfolio based upon the categories described above.
OPERATING COSTS AND EXPENSES
Cost of Sales: Cost of sales primarily consists of purchased materials, labor, manufacturing overhead and other inventory-related costs such as obsolescence. Cost of sales decreased 30.9% to $1,179.5 million, or 28.5% of net revenues, for 2024 compared to $1,706.0 million, or 34.1% of net revenues, for 2023. The Cost of sales decrease in dollars and as a percent of net revenues was driven primarily by lower sales volumes, lower inventory obsolescence charges, supply chain productivity, and cost savings initiatives, and a $26.7 million benefit related to a historical over-accrual of vendor commitment liabilities as discussed in Note 1, Summary of Significant Accounting Policies, in our consolidated financial statements.
Program Cost Amortization: Program cost amortization totaled $49.3 million, or 1.2% of net revenues in 2024, compared to $448.9 million, or 9.0% of net revenues in 2023. The majority of the Company's program costs are capitalized as incurred and amortized using the individual-film-forecast method. The Company also utilizes the percentage of completion methodology, primarily related to unscripted content. Program cost amortization reflects both the phasing of revenues associated with films and television programming, as well as the type of content being produced and distributed. The decrease in dollars and as a percent of net revenues during 2024 was driven by the impact of the sale of the eOne Film and TV business during the fourth quarter of 2023 as prior year Program costs were primarily associated with the eOne Film and TV business.
Royalties: Royalty expense totaled $284.2 million, or 6.9% of net revenues, in 2024 compared to $428.3 million, or 8.6% of net revenues, in 2023. Fluctuations in royalty expense generally relate to the volume of entertainment-driven products sold in a given period, especially if the Company is selling product tied to one or more major motion picture releases in the period. The decrease in Royalty expense in dollars and as a percent of net revenues during 2024 directly reflects the impact of the sale of the eOne Film and TV business.
Product Development: Product development expense in 2024 totaled $294.1 million, or 7.1% of net revenues, compared to $306.9 million, or 6.1% of net revenues, in 2023. Product development expenditures reflect the Company’s investment in innovation and anticipated growth across our brand portfolio. The decrease in Product development expense during 2024 was driven by cost savings initiatives, along with phasing of product releases.
Advertising: Advertising expense in 2024 totaled $319.5 million, or 7.7% of net revenues, compared to $358.4 million or 7.2% of net revenues in 2023. The level of the Company’s advertising expense is generally impacted by revenue mix, the amount and type of theatrical releases and television programming delivered. The Advertising expense decrease during 2024 was primarily driven by the sale of the eOne Film and TV business, along with declines in the advertising expense in the Consumer Products segment due to lower net revenues.
Amortization of Intangible Assets: Amortization of intangible assets decreased to $68.3 million, or 1.7% of net revenues, in 2024 compared to $83.0 million, or 1.7% of net revenues, in 2023. The decrease in 2024 reflects lower definite lived intangible assets due to the sale of the eOne Film and TV business and impairments taken in 2023. See further detail of impairments taken in 2023 in Note 7, Goodwill and Intangible Assets, in our consolidated financial statements for additional information on impairment of intangible assets.
Impairment of Goodwill: There were no goodwill impairment charges during 2024. During 2023, the Company recorded $1,191.2 million of non-cash goodwill impairment charges associated with goodwill assigned to the Company's Film and TV reporting unit. See further detail in Note 7, Goodwill and Intangible Assets, in our consolidated financial statements related to the goodwill impairment charges.
Loss on Disposal of Business: Loss on disposal of business decreased to $37.4 million, or 0.9% of net revenues, in 2024 compared to $539.0 million, or 10.8% of net revenues, in 2023. The Loss on disposal of business for both periods represents the loss recognized associated with the sale of the Company's eOne Film and TV business within the Entertainment segment during 2023. See Note 3, Sale of Entertainment One Film and TV Business, in our consolidated financial statements for additional information on the sale of the eOne Film and TV business.
Selling, Distribution and Administration Expenses: Selling, distribution and administration expenses decreased to $1,213.2 million, or 29.3% of net revenues in 2024, from $1,480.4 million, or 29.6% of net revenues, in 2023. The decrease in Selling, distribution and administration expenses in dollars and as a percent of net revenues during the 2024 primarily reflects lower administrative expenses due to cost savings initiatives, a prior year intangible asset impairment charges of $65.0 million related to the Company's eOne trademark intangible asset and $51.0 million related to the Company's PJ MASKS intangible asset, along with a non-recurring stock-compensation favorable adjustment of $18.1 million recorded during the first quarter of 2024, partially offset by a non-recurring $31.1 million expense related to historical environmental exposures as discussed in Note 1, Summary of Significant Accounting Policies, in our consolidated financial statements.
NON-OPERATING EXPENSE (INCOME)
Interest Expense: Interest expense totaled $171.2 million in 2024 compared to $186.3 million in 2023. The decrease in Interest expense during 2024 primarily reflects lower average outstanding borrowings in 2024 as compared to 2023 due to the assumption of the production financing borrowings by Lionsgate as part of the eOne Film and TV business and due to the retirement of the Company's variable-rate Five-Year term loan using proceeds from the sale of the eOne Film and TV business, both occurring during the fourth quarter of 2023, the full payment of the 2024 Notes and repurchases of the 2026 Notes during the fourth quarter of 2024. These decreases were partially offset by the issuance of the 2034 Notes (see Liquidity and Capital Resources discussion below for further information including description of the partial payments of the 2026 Notes and the issuance of the 2034 Notes).
Interest Income: Interest income was $47.3 million in 2024 compared to $23.0 million in 2023. Higher Interest income in 2024 primarily reflects higher average interest rates in 2024 compared to 2023, along with the Company's investment in short-term treasury bills in connection with the issuance of the 2034 Notes that fully matured in the fourth quarter of 2024 (see Liquidity and Capital Resources discussion below for further information including description of the 2034 Notes).
Other Expense, Net: Other expense, net was $69.1 million in 2024 compared to Other expense, net of $7.0 million in 2023. The change in Other expense, net during 2024 was driven primarily by an impairment loss of $78.2 million related to our joint venture investment in the Discovery Family Channel as discussed in Note 8, Equity Method Investment, in our consolidated financial statements.
INCOME TAXES
Income tax expense totaled $102.6 million on pre-tax income of $497.0 million during 2024 compared to an income tax benefit of $221.3 million on pre-tax loss of $1,709.1 million during 2023. During 2024, the Company incurred a $37.4 million unfavorable adjustment to the 2023 Loss on sale of the Film & TV reporting unit with no corresponding tax benefit. Absent the unfavorable adjustment to the loss on sale with no corresponding tax benefit, the Company recorded a net discrete tax benefit of $13.1 million, primarily associated with a benefit from the release of uncertain tax positions for certain statute of limitation expirations, and favorable return to provision adjustments. Fiscal year 2023 includes discrete items related to an impairment of goodwill in our Family Brands reporting unit of $960.0 million with no tax benefit and an impairment of goodwill in the Film and TV reporting unit of $231.2 million with no tax benefit. Exclusive of the goodwill impairments, the Company recorded a net discrete tax benefit of $278.7 million. This benefit is primarily related to two items: (i) the Company recognized tax benefits of $124.0 million associated with the impairment of trade names in our Film and TV reporting unit, as well as loss on assets held for sale, and (ii) during 2023, the Company concluded its discussions with the tax authorities in Switzerland as to the application of the grandfathering rules related to 2020 Swiss Tax Reform. This resulted in the recording of a deferred tax asset of $135.6 million related to tax intangibles that will be amortized over time and result in a future cash tax benefit. This treatment applies starting in 2021.
Subsequent to the United States passing the Tax Cuts and Jobs Act (the "Tax Act"), the Company has greater flexibility to manage cash globally. The Company intends to repatriate the accumulated foreign earnings as needed from time to time. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. As of 2024, we have recorded $4.6 million of foreign withholding and U.S. state income tax liability. The Company will continue to record additional tax effects, if any, in the period that the on-going distribution analysis is completed and is able to make reasonable estimates.
Tax laws are regularly being re-examined and evaluated globally. The Organization for Economic Co-operation and Development ("OECD") has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"). Certain aspects of Pillar 2 were effective in 2024, which were not material to the Company’s financial statements, and other aspects are effective January 1, 2025. Many non-US tax jurisdictions have either (i) enacted legislation to adopt certain components of Pillar 2 beginning in 2024 (including the European Union Member States) with delayed adoption of other components; or (ii) announced their plans to enact legislation in future years. We continue to evaluate the impacts of enacted and pending legislation related to Pillar 2 in our non-US tax jurisdictions.
SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our segments: Consumer Products, Wizards of the Coast & Digital Gaming and Entertainment. Corporate and Other, which does not meet the criteria to be an operating segment, provides management and administrative services to the Company's principal reporting segments and consists of unallocated corporate expenses and administrative costs and activities not considered when evaluating segment performance as well as certain assets benefiting more than one segment.

The following table presents net external revenues and operating profit (loss) for the Company's reportable segments for 2024 and 2023:

	2024	2023	% Change
Net revenues:
Consumer Products	$2,543.9	$2,886.4	(12)%
Wizards of the Coast and Digital Gaming	1,511.3	1,457.6	4%
Entertainment	80.3	659.3	(88)%
Total net revenues	$4,135.5	$5,003.3	(17)%

Operating profit (loss):
Consumer Products	$115.3	$(64.7)	278%
Wizards of the Coast and Digital Gaming	632.0	525.7	20%
Entertainment	(1.6)	(1,911.5)	100%
Corporate and Other	(55.7)	(88.3)	37%
Total Operating profit (loss)	$690.0	$(1,538.8)	145%
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for 2024 and 2023:

Net Revenues	2024	2023	% Change
North America	$1,493.0	$1,649.1	(9)%
Europe	519.7	669.5	(22)%
Asia Pacific	286.7	256.3	12%
Latin America	244.5	311.5	(22)%
Net Revenues	$2,543.9	$2,886.4	(12)%
Consumer Products segment net revenues decreased 12% in 2024 compared to 2023 primarily driven by exited businesses, including out-licensing certain brands, shifts in product mix, reduced closeout sales as a result of last year's inventory clean up initiatives, and broader industry trends, . The net revenue decrease primarily reflects lower net revenues from NERF, STAR WARS and MARVEL products, POWER RANGERS, Hasbro Gaming, and TRANSFORMERS. The net revenue decrease from lower net revenues from the Company's products for STAR WARS and MARVEL benefited from a slate of entertainment releases in prior years without a more recent release entertainment release to support revenue in 2024. Additionally, net revenues from TRANSFORMERS products in 2023 were supported by the June 2023 theatrical release of TRANSFORMERS: Rise of the Beasts compared to the late September 2024 theatrical release of Transformers One. These revenue decreases were partially offset by revenue contributions from FURBY products following the Company's reintroduction of the brand and refreshed product line during the second quarter of 2023, BEYBLADE products following the Company's refreshed product line in 2024, and licensing revenue for MY LITTLE PONY trading cards.
Consumer Products segment operating results increased $180.0 million to an operating income of $115.3 million in 2024, compared to an operating loss of $64.7 million in 2023. Operating profit margin increase to 4.5% of net revenues in 2024 from an operating loss margin of 2.2% of net revenues in 2023. The increase in operating profit in 2024 was driven by favorable licensing product mix, supply chain productivity, and cost savings realized from cost savings initiatives, partially offset by the lower sale volumes contributions.

Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for 2024 and 2023:

Net Revenues	2024	2023	% Change
Tabletop Gaming	$1,039.6	$1,072.5	(3)%
Digital and Licensed Gaming	471.7	385.1	22%
Net Revenues	$1,511.3	$1,457.6	4%
Wizards of the Coast and Digital Gaming segment net revenues increased 4% in 2024 compared to 2023. Tabletop Gaming revenue decreased 3% primarily attributable to timing releases for MAGIC: THE GATHERING sets resulting in few releases in 2024 as compared to 2023. Digital and Licensed Gaming increased 22% due to strong demand for MONOPOLY GO!, partially offset by the decrease in net revenue recognized from the digital licensing of Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game that was released during the third quarter 2023.
Wizards of the Coast and Digital Gaming segment operating profit increased $106.3 million to $632.0 million in 2024, compared to $525.7 million in 2023. Operating profit margin increased to 41.8% in 2024 from 36.1% in 2023. The increase in operating profit was primarily driven by increased net revenues, contributions from higher digital licensing revenue mix, lower royalty expense, and cost savings initiatives.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for 2024 and 2023:

Net Revenues	2024	2023	% Change
Film and TV	$6.6	$575.5	(99)%
Family Brands	73.7	83.8	(12)%
Net Revenues	$80.3	$659.3	(88)%
Entertainment segment net revenues decreased 88% in 2024 compared to 2023 driven by lower net revenues as a result of the sale of the eOne Film and TV business during the fourth quarter of 2023.
The Entertainment segment operating loss increased to an operating loss of $1.6 million, compared to an operating loss of $1,911.5 million in 2023. The increase in Entertainment segment operating results in 2024 was driven by non-cash impairment charges in 2023 comprised of a goodwill impairment charge of $1,191.2 million primarily associated Company's eOne Film and TV business; a loss on disposal of business of $539.0 million related to the sale of the eOne Film and TV business; and intangible asset impairment charges of $65.0 million and $51.0 million related to definite-lived intangible assets for the eOne Trademark and PJ MASKS, respectively.
Corporate and Other
In Corporate and Other, the operating losses were $55.7 million in 2024 compared to operating losses of $88.3 million in 2023. Improved operating results in 2024 reflects cost savings realized from cost savings initiatives and a benefit from the net impact of the three non-recurring prior period adjustments recorded during 2024. Refer to Note 1, Summary of Significant Accounting Policies, in our consolidated financial statements for further information on these non-recurring adjustments.
Critical Accounting Policies and Significant Estimates
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the periods presented. The critical accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the recoverability of goodwill and intangible assets and income taxes.

Recoverability of Goodwill and Intangible Assets
Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with each acquisition. We assess goodwill and other intangible assets with indefinite lives for impairment each year, or more frequently if events or changes in circumstances indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment as of the beginning of each fiscal fourth quarter. The Company may perform a qualitative assessment and bypass the quantitative impairment testing process, if it is not more likely than not that the carrying value of a reporting unit exceeds its fair value. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable.
Our fiscal year 2024 assessment for impairment of goodwill, with respect to each of its reporting units, was performed using a qualitative approach to determine, as of the date of the assessment, whether it was more likely than not that the fair value of goodwill was less than its carrying value. In performing the qualitative assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based on our qualitative fiscal year 2024 annual impairment analysis for goodwill, we concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value. See Note 7, Goodwill and Intangible Assets, in our consolidated financial statements for more information on the Company's goodwill.
Our fiscal year 2024 assessment for impairment of indefinite-lived intangible assets was based on a relief from royalty method, including key assumptions such as the long-term growth rates of future revenues, the royalty rate for such revenues, and a discount rate. The fair value of each intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on our fiscal year 2024 annual impairment analysis for indefinite-lived intangible assets, we concluded that the fair value of our indefinite-lived intangible asset exceeded their respective carrying values by substantial margins.
Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2024, there were no triggering events which would indicate the Company's intangible assets were impaired.
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
NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements and a discussion of the Company's significant accounting policies see Note 1, Summary of Significant Accounting Policies, in our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. The Company has primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, used commercial paper and borrowings under its available lines of credit. As of December 29, 2024, the Company had $695.0 million of Cash and cash equivalents and $3,401.8 million of Long-term debt.
The Company may issue debt or equity securities from time to time, to provide additional sources of liquidity when pursuing opportunities to enhance its long-term competitive position, while maintaining a strong balance sheet. However, unexpected events or circumstances such as material operating losses or increased capital or other expenditures, or the inability to otherwise access the commercial paper market, may reduce or eliminate the availability of external financial resources. In addition, significant disruptions to credit markets may also reduce or eliminate the availability of external financial resources. Although the Company believes the risk of nonperformance by the counterparties to its financial facilities is not significant, in times of severe economic downturn in the credit markets, it is possible that one or more sources of external financing may be unable or unwilling to provide funding to the Company.
Indebtedness and Credit Facilities
As of December 29, 2024, the Company had $3,401.8 million of Long-term debt due at varying times from 2026 through 2044. In May 2024, the Company issued an aggregate of $500.0 million of senior unsecured debt securities that bears a fixed interest of 6.05% due 2034 (the "2034 Notes"). Proceeds from the 2034 Notes, along with existing cash available, were utilized to repay the aggregate of $500.0 million of 3.00% Notes Due 2024 (the "2024 Notes").
The Company's third amended and restated revolving credit agreement with Bank of America, N.A. maturing September 5, 2028 (the "Amended Revolving Credit Agreement"), provides the Company with a maximum aggregate principal amount of $1.25 billion and also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of December 29, 2024. The Company had no borrowings outstanding under its committed revolving credit facility as of December 29, 2024. However, letters of credit outstanding under this facility were approximately $3.7 million. Amounts available and unused under the committed line, as of December 29, 2024 were approximately $1.25 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $7.6 million was utilized in the form of letters of credit, on December 29, 2024.
The Company has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the supplier finance program that remain unpaid were $66.2 million, and $43.3 million as of December 29, 2024 and December 31, 2023, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows
From time to time, the Company or its affiliates may seek to retire or purchase outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During 2024, the Company repurchased $83.1 million of its 2026 Notes.
See Note 11, Long-Term Debt and Other Financing, in our consolidated financial statements for additional information on outstanding long-term debt and credit facilities.

Cash Flow
The following table presents the cash flow activities for 2024 and 2023:

Net cash provided by (used in):	2024	2023
Operating Activities	$847.4	$725.6
Investing Activities	(203.7)	117.6
Financing Activities	(497.5)	(818.1)
Effect of exchange rate changes on cash	3.4	7.2
Increase in cash, cash equivalents and restricted cash	$149.6	$32.3
Operating Activities:
Cash flows provided by operating activities were $847.4 million in 2024 as compared to $725.6 million in 2023. The increase in net cash provided by operating activities during 2024 after adjusting for non-cash items, was primarily attributable to improved net earnings in 2024 compared to 2023, and working capital benefits, primarily due to lower investments in entertainment content compared to 2023 as a result of the sale of the eOne Film and TV business, and reduced inventory due to management inventory initiatives.
Investing Activities:
Net cash flows utilized for investing activities was $203.7 million in 2024 compared to net cash flows provided by investing activities of $117.6 million in 2023. Investing activities in 2024 primarily reflects $571.0 million of purchases of short-term investments from proceeds of the issuance of the 2034 Notes, $583.0 million maturity of short-term investments used to repay the 2024 Notes, $87.2 million of additions of property, plant, and equipment, and $110.3 million for software development additions. Investing activities in 2023 primarily reflect net proceeds of $329.6 million from the sale of the eOne Film and TV Business, $135.5 million of additions of property, plant, and equipment, and $73.8 million for software development additions.
We expect total cash capital expenditures in fiscal year 2025 to be between $225 million and $250 million. We expect to fund our capital expenditures with available cash or cash generated from operations.
Financing Activities:
Net cash utilized by financing activities was $497.5 million and $818.1 million in 2024 and 2023, respectively. Financing activities in 2024 primarily include $498.6 million of proceeds from issuance of the 2034 Notes, dividends paid of $389.9 million, repayments of long-term debt of $581.3 million related to the 3% Notes due 2024 of $500 million and the repurchase of $83.1 million of its Notes due 2026, and $14.4 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity.
Financing activities in 2023 primarily include repayments of long-term debt of $359.6 million primarily related to the repayment of debt in connection with the sale of the eOne Film and TV Business, dividends paid of $388.0 million, and $16.8 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity.
Contractual Obligations and Commitments
The Company’s cash requirements within the next twelve months include accounts payable and accrued liabilities, other current liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through a combination of cash from operations and access to capital from financial markets. Our long-term cash requirements under our various contractual obligations and commitments include:
•Debt – See Note 11, Long-Term Debt and Other Financing, in our consolidated financial statements for further detail of our debt, including letters of credit, and the timing of expected future principal payments.
•Operating lease obligations – Note 17, Leases, in our consolidated financial statements for further detail of our obligations and the timing of expected future payments.
•Pension plans and other postretirement benefit contributions – We sponsor a defined benefit plan that pays benefits to eligible employees at retirement. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. See Note 16, Retirement Plans, in our consolidated financial statements for further detail of our obligations and the timing of expected future payments.
•Minimum Guarantee Payments – The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. See Note 20, Commitments and Contingencies, in our consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.
•Purchase and Other Obligations – The Company also has various third-party, inventory and tooling purchase commitments in the ordinary course of business. See Note 20, Commitments and Contingencies, in our consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.
•Uncertain Tax Positions – As of December 29, 2024, the Company has a liability of $45.6 million of potential tax, interest and penalties for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate amount or timing of payments related to this liability.
We believe the following sources will be sufficient to meet our anticipated cash requirements for at least the next twelve months, while maintaining sufficient liquidity for normal operating purposes:
•Our cash flow from operations;
•The availability of additional capital under our commercial paper program or lines of credit; and
•Our availability to access capital from financial markets.
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
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts and foreign exchange option contracts. At December 29, 2024, the Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $15.1 million decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be offset by increases in the value of the forecasted foreign currency transactions.
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
The Company reflects all derivatives at their fair value as an asset or liability on the Consolidated Balance Sheets. The Company does not speculate in foreign currency exchange contracts. At December 29, 2024, these contracts had net unrealized gains of $0.5 million, of which $1.7 million are recorded in Prepaid expenses and other current assets, $1.2 million are recorded in Accrued liabilities. Included in Accumulated other comprehensive loss at December 29, 2024 are deferred losses of $4.4 million, net of tax, related to these derivatives.
At December 29, 2024, the Company had fixed rate long-term debt of $3,401.8 million. The Company does not have any interest rate swaps on its existing long-term debt.
Industry Trends, the Economy and Inflation
The principal market for the Company’s toys and games and licensed consumer products is the retail sector. Revenues from the Company’s top five retail customers, accounted for approximately 36% of its consolidated net revenues in 2024. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.
The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2024 approximately 58% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas. Quick response inventory management practices being used by retailers as well as growth in ecommerce result in orders increasingly placed for immediate delivery and fewer orders placed well in advance of shipment. Retailers are timing their orders so that they are filled by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s future revenues. The Company is continuing to manage inventory levels and by monitoring consumer purchase patterns to ensure adequate supply of new product while clearing excess supply to mitigate the risk of inventory obsolescence.
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
Inflation
The impact of inflation on the Company's business operations was significant during 2024. The Company monitors the impact of inflation to its business operations on an ongoing basis and may need to implement actions such as price adjustments to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation could affect consumer spending. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company's financial results.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, of this Form 10-K and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.
Hasbro, Inc.
Form 10-K
For the Year Ended December 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hasbro, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries (the Company) as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ equity and redeemable noncontrolling interests, and cash flows for each of the years in the three-year period ended December 29, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence over royalty revenues and related contract assets and liabilities
As discussed in Note 1 to the consolidated financial statements, the Company enters into contracts to license its intellectual property wherein the licensees pay either a sales-based or usage-based royalty, or a combination of both, for use of the intellectual property. The Company records the sales-based or usage-based royalty revenues at the occurrence of the licensees’ subsequent sale or usage. As discussed in Note 2 to the consolidated financial statements, the Company records contract assets related to minimum guarantees being recorded in advance of the contractual invoicing, which are recognized ratably over the terms of the respective license periods. The Company may receive advanced royalty payments from licensees in advance of a licensees’ subsequent sale or usage for which the Company records the deferred revenues as contract liabilities. As of December 29, 2024, the Company recognized $4,135.5 million of net revenues, a portion of which related to royalty revenues. At December 29, 2024, the Company recorded contract assets and liabilities balances of $241.4 million and $236.8 million, respectively, a portion of each which related to licenses.

We identified the evaluation of the sufficiency of audit evidence over royalty revenues and the related contract assets and liabilities as a critical audit matter. Subjective auditor judgment was required to evaluate the nature and extent of procedures performed over royalty revenues and the related contract assets and liabilities because the Company uses a combination of manual and automated procedures to initiate, process, and record these transactions, including multiple information technology (IT) applications. IT professionals with specialized skills and knowledge were also required to evaluate the IT environment in the royalty revenue process.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over royalty revenues and the related contract assets and liabilities. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s royalty revenues and related contract assets and liabilities process, including certain manual and automated controls related to initiating, processing, and recording of these transactions. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT controls and application controls used by the Company to process and record royalty revenues. On a sample basis, we tested royalty revenue transactions by comparing the recorded amounts of royalty revenues and the related contract assets and liabilities to underlying documentation and third-party evidence, including customer contracts and sales and usage statements. We evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor, however, we are aware that we have served as the Company’s auditor since at least 1968.
Providence, Rhode Island
February 27, 2025

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 29, 2024 and December 31, 2023
(Millions of Dollars Except Share Data)

	2024	2023
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $0.3 in 2024 and $0.6 in 2023	$695.0	$545.4
Accounts receivable, less allowance for credit losses of $25.8 in 2024 and $12.7 in 2023	919.8	1,029.3
Inventories	274.2	332.0
Prepaid expenses and other current assets	353.5	416.9
Total current assets	2,242.5	2,323.6
Property, plant and equipment, net	302.6	334.3
Goodwill	2,278.2	2,279.2
Other intangibles, net	518.4	587.5
Other	998.6	1,016.3
Total assets	$6,340.3	$6,540.9
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$500.0
Accounts payable	341.5	340.6
Accrued liabilities	1,059.8	1,215.8
Total current liabilities	1,401.3	2,056.4
Long-term debt	3,380.8	2,965.8
Other liabilities	373.2	431.7
Total liabilities	5,155.3	5,453.9
Commitments and contingencies (Note 20)
Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares as of 2024 and 2023	110.1	110.1
Additional paid-in capital	2,632.2	2,590.6
Retained earnings	2,274.2	2,188.4
Accumulated other comprehensive loss	(246.4)	(201.5)
Treasury stock, at cost, 80,758,045 shares in 2024 and 81,498,181 shares in 2023	(3,612.5)	(3,625.7)
Noncontrolling interests	27.4	25.1
Total shareholders’ equity	1,185.0	1,087.0
Total liabilities, noncontrolling interests and shareholders’ equity	$6,340.3	$6,540.9
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended in December
(Millions of Dollars Except Per Share Data)

	2024	2023	2022
Net revenues	$4,135.5	$5,003.3	$5,856.7
Costs and expenses
Cost of sales	1,179.5	1,706.0	1,911.8
Program cost amortization	49.3	448.9	555.5
Royalties	284.2	428.3	493.0
Product development	294.1	306.9	307.9
Advertising	319.5	358.4	387.3
Amortization of intangible assets	68.3	83.0	105.3
Impairment of goodwill	—	1,191.2	—
Loss on disposal of business	37.4	539.0	22.1
Selling, distribution and administration	1,213.2	1,480.4	1,666.1
Total costs and expenses	3,445.5	6,542.1	5,449.0
Operating profit (loss)	690.0	(1,538.8)	407.7
Non-operating expense
Interest expense	171.2	186.3	171.0
Interest income	(47.3)	(23.0)	(11.8)
Other expense (income), net	69.1	7.0	(13.0)
Total non-operating expense, net	193.0	170.3	146.2
Earnings (loss) before income taxes	497.0	(1,709.1)	261.5
Income tax expense (benefit)	102.6	(221.3)	58.5
Net earnings (loss)	394.4	(1,487.8)	203.0
Net earnings (loss) attributable to noncontrolling interests	8.8	1.5	(0.5)
Net earnings (loss) attributable to Hasbro, Inc.	$385.6	$(1,489.3)	$203.5

Net earnings (loss) per common share:
Basic	$2.77	$(10.73)	$1.47
Diluted	$2.75	$(10.73)	$1.46
Cash dividends declared	$2.10	$2.80	$2.80
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
Fiscal Years Ended in December
(Millions of Dollars)

	2024	2023	2022
Net earnings (loss)	$394.4	$(1,487.8)	$203.0
Other comprehensive (loss) earnings:
Foreign currency translation adjustments	(48.8)	59.4	(45.4)
Unrealized holding losses on available-for-sale securities, net of tax	—	—	(0.3)
Net gains (losses) on cash flow hedging activities, net of tax	7.3	(8.6)	10.2
Changes in unrecognized pension amounts, net of tax	(2.9)	(0.9)	30.8
Reclassifications to earnings, net of tax:
Net gains (losses) on hedging activities	0.4	3.8	(16.2)
Amortization of unrecognized pension and postretirement amounts	(0.9)	(0.3)	1.3
Other comprehensive (loss) earnings, net of tax	(44.9)	53.4	(19.6)
Total comprehensive earnings (loss), net of tax	349.5	(1,434.4)	183.4
Total comprehensive earnings (loss) attributable to noncontrolling interests	8.8	1.5	(0.5)
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$340.7	$(1,435.9)	$183.9
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Millions of Dollars)

	2024	2023	2022
Cash flows from operating activities
Net earnings (loss)	$394.4	$(1,487.8)	$203.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	94.7	127.7	127.3
Loss on disposal of business	37.4	539.0	22.1
Impairment of goodwill	—	1,191.2	—
Impairment of intangibles and production assets	—	116.0	281.0
Loss on Discovery Family Channel investment	78.2	—	—
Inventory obsolescence	22.4	91.2	45.2
Amortization of intangible assets	68.3	83.0	105.3
Program cost amortization	49.3	448.9	555.5
Deferred income taxes	(20.6)	(243.5)	(130.1)
Stock-based compensation	50.8	72.4	83.4
Other non-cash items	13.0	(6.1)	3.2
Changes in operating assets and liabilities, net of acquired and disposed balances:
Decrease in accounts receivable	77.3	15.5	339.6
Decrease (increase) in inventories	22.1	257.1	(184.7)
Decrease in prepaid expenses and other current assets	58.9	34.7	17.0
Program production costs	(25.3)	(408.0)	(767.7)
Decrease in accounts payable and accrued liabilities	(78.8)	(109.7)	(278.7)
Change in net deemed repatriation tax	(45.9)	(34.4)	(18.4)
Other	51.2	38.4	(30.1)
Net cash provided by operating activities	847.4	725.6	372.9
Cash flows from investing activities
Additions to property, plant and equipment	(87.2)	(135.5)	(128.2)
Additions to software development	(110.3)	(73.8)	(46.0)
Acquisitions, net of cash acquired	—	—	(146.3)
Net (settlement) proceeds from sale of business, net of cash transferred	(12.0)	329.6	—
Purchase of investments	(571.0)	—	—
Maturity of investments	583.0	—	—
Other	(6.2)	(2.7)	7.5
Net cash (utilized) provided by investing activities	(203.7)	117.6	(313.0)
Cash flows from financing activities
Proceeds from borrowings	498.6	2.6	3.8
Repayments of borrowings	(581.3)	(359.6)	(206.0)
Net (repayments) proceeds of other short-term borrowings	—	(41.6)	141.7
Purchases of common stock	—	—	(125.0)
Stock-based compensation transactions	7.6	—	74.2
Dividends paid	(389.9)	(388.0)	(385.3)
Payments related to tax withholding for share-based compensation	(14.4)	(16.8)	(24.0)
Payment of financing costs	(5.3)	—	—
Other	(12.8)	(14.7)	(32.7)
Net cash utilized by financing activities	(497.5)	(818.1)	(553.3)
Effect of exchange rate changes on cash	3.4	7.2	(12.7)
Increase (decrease) in cash, cash equivalents and restricted cash	149.6	32.3	(506.1)
Cash, cash equivalents and restricted cash at beginning of year	545.4	513.1	1,019.2
Cash, cash equivalents and restricted cash at end of year	$695.0	$545.4	$513.1
Supplemental information
Interest paid	$162.2	$179.0	$161.7
Income taxes paid	$92.7	$119.8	$177.2
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests
(Millions of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders’ Equity	Redeemable Non-controlling Interests
Balance, December 26, 2021	$110.1	$2,428.0	$4,257.8	$(235.3)	$(3,534.7)	$37.2	$3,063.1	$23.9
Net earnings (loss) attributable to Hasbro, Inc.	—	—	203.5	—	—	—	203.5	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	(1.1)	(1.1)	0.6
Change in put option value	—	(0.4)	—	—	—	—	(0.4)	—
Other comprehensive loss	—	—	—	(19.6)	—	—	(19.6)	—
Stock-based compensation transactions	—	23.5	—	—	25.0	—	48.5	—
Purchases of common stock	—	—	—	—	(125.0)	—	(125.0)	—
Stock-based compensation expense	—	83.1	—	—	0.3	—	83.4	—
Dividends declared	—	1.9	(389.9)	—	—	—	(388.0)	—
Distribution paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.5)	(2.5)	(1.9)
Buyout of redeemable noncontrolling interest	—	4.5	—	—	—	(4.5)	—	(22.6)
Balance, December 25, 2022	$110.1	$2,540.6	$4,071.4	$(254.9)	$(3,634.4)	$29.1	$2,861.9	$—
Net earnings (loss) attributable to Hasbro, Inc.	—	—	(1,489.3)	—	—	—	(1,489.3)	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	1.5	1.5	—
Other comprehensive (loss) earnings	—	—	—	53.4	—	—	53.4	—
Stock-based compensation transactions	—	(23.1)	—	—	6.2	—	(16.9)	—
Stock-based compensation expense	—	69.9	—	—	2.5	—	72.4	—
Dividends declared	—	5.3	(393.7)	—	—	—	(388.4)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(5.5)	(5.5)	—
Buyout of redeemable noncontrolling interest	—	(2.1)	—	—	—	—	(2.1)	—
Balance, December 31, 2023	$110.1	$2,590.6	$2,188.4	$(201.5)	$(3,625.7)	$25.1	$1,087.0	$—
Net earnings (loss) attributable to Hasbro, Inc.	—	—	385.6	—	—	—	385.6	—
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—	—	8.8	8.8	—
Other comprehensive (loss) earnings	—	—	—	(44.9)	—	—	(44.9)	—
Stock-based compensation transactions	—	(14.7)	—	—	11.6	—	(3.1)	—
Stock-based compensation expense	—	49.2	—	—	1.6	—	50.8
Dividends declared	—	7.1	(299.8)	—	—	—	(292.7)	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(6.5)	(6.5)	—
Balance, December 29, 2024	$110.1	$2,632.2	$2,274.2	$(246.4)	$(3,612.5)	$27.4	$1,185.0	$—
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)    Summary of Significant Accounting Policies
Overview: Hasbro, Inc., a Rhode Island corporation, and its consolidated subsidiaries are referred to in these consolidated financial statements and notes as “we,” “our,” “us,” the “Company” or “Hasbro.”
The Company's reportable segments consist of: Consumer Products, Wizards of the Coast and Digital Gaming, and Entertainment. Corporate and Other, which does not meet the criteria to be an operating segment, provides management and administrative services to the Company's principal reporting segments.
Principles of Consolidation: The consolidated financial statements include the accounts of Hasbro, Inc. and all majority-owned subsidiaries. Investments representing 20% to 50% ownership interests in other companies are accounted for using the equity method. For those majority-owned subsidiaries that are not 100% owned by Hasbro, the interests of the minority owners are accounted for as noncontrolling interests. All intercompany balances and transactions have been eliminated.
Basis of Presentation: Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 29, 2024 and December 25, 2022 were fifty-two week periods. The fiscal years ended December 31, 2023 was a fifty-three week period.
Use of Estimates: The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for rebates, pension and other post-employment benefits, income taxes, litigation, valuation of goodwill and other long-term assets, contingent consideration liabilities, financial instruments and inventory and accounts receivable exposures.
Sale of Non-core Entertainment One Film and TV Business: On December 27, 2023, the Company completed the sale of its Entertainment One film and television business ("eOne Film and TV") to Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.à.r.l (collectively "Lionsgate"), pursuant to the terms of an Equity Purchase Agreement dated August 3, 2023. See Note 3 for additional information.
Other Adjustments: During 2024, the Company corrected prior period errors associated with an $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that should have been recorded during fiscal year 2023 (recorded in Selling, distribution and administration on the Consolidated Statements of Operations), a $31.1 million expense and associated liability related to historical environmental exposures in accordance with Accounting Standard Codification ("ASC") 410, Asset Retirement and Environmental Obligations (recorded in Selling, distribution and administration on the Consolidated Statements of Operations), and a $26.7 million benefit related to an over-accrual of vendor commitment liabilities (recorded in Cost of sales on the Consolidated Statements of Operations). The recording of these items was not considered to be material, individually or in the aggregate, to the Company's prior year financial statements or the 2024 consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash: Cash and cash equivalents include all cash balances and highly liquid investments purchased with an initial maturity to the Company of three months or less.
Accounts Receivable and Allowance for Credit Losses: Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of the allowance for credit losses in the Company’s accompanying Consolidated Balance Sheets. Credit is granted to customers predominantly on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year with regard to the financial performance, cash generation, financing availability and liquidity status of each customer. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors such as assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and future expected losses. See Note 2, Revenue Recognition, for additional information related to the allowance for credit losses.
Inventories: Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
value. At both December 29, 2024 and December 31, 2023, substantially all inventory is comprised of finished goods.
Equity Method Investment: For the Company’s equity method investments, only the Company’s investment in and amounts due to and from the equity method investment are included in the Consolidated Balance Sheets and only the Company’s share of the equity method investment’s earnings (losses) is included in Other expense (income), net in the Consolidated Statements of Operations. Dividends, cash distributions, loans or other cash received from the equity method investment, additional cash investments or other cash paid to the investee are included in the Consolidated Statements of Cash Flows. The Company reviews its equity method investments for impairment on a periodic basis. If it has been determined that the fair value of the equity investment is less than its related carrying value and that this decline is other-than-temporary, the carrying value of the investment is adjusted downward to reflect these declines in value. See Note 8, Equity Method Investment, for additional information.
Noncontrolling Interests: The financial results and position of the noncontrolling interests acquired through the acquisition of eOne Film and TV in 2019 are included in their entirety in the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. The Company's remaining non-redeemable noncontrolling interests as of December 29, 2024 and December 31, 2023 is shown below.

Name	Country of Incorporation	Ownership Interest	Proportion Held	Principal Activity
Astley Baker Davies Limited	England and Wales	Nonredeemable	70%	Ownership of intellectual property
Property, Plant and Equipment, Net: Property, plant and equipment, net are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods to depreciate the cost of property, plant and equipment over their estimated useful lives. The principal lives, in years, used in determining depreciation rates of various assets are: land improvements 15 to 19, buildings and improvements 15 to 25 and machinery and equipment (including computer hardware and software) 3 to 12. Depreciation expense is classified in the Consolidated Statements of Operations based on the nature of the property and equipment being depreciated. Tools, dies and molds are depreciated over their useful lives, which is generally three years, using an accelerated method. The Company generally owns all tools, dies and molds related to its products. See Note 6, Property, Plant and Equipment, for additional information.
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
Software Development Costs: Capitalized software development costs include direct costs incurred for both internally developed titles as well as payments to third-party software developers under development agreements. As of December 29, 2024, $264.4 million of software development costs are capitalized within Other assets. Approximately $154.3 million of capitalized software development costs as of December 31, 2023 were reclassified from Property, plant and equipment, net into Other long-term assets to conform to current year presentation. Substantially all of our capitalized software development costs are included within the Wizards of the Coast and Digital Gaming segment.
We capitalize internal software development costs (including specifically identifiable payroll expense and incentive compensation costs, as well as third-party production and other content costs), subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Management exercises judgement to assess when technological feasibility has been established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to establishing technological feasibility of a product, any costs incurred by third-party developers are recorded as product development expenses. During the years ended December 29, 2024, December 31, 2023 and December 25, 2022, approximately $66.7 million, $70.1 million, and $79.1 million, respectively, of research and development costs were recorded within product development expense related to software development.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title. Subsequent to establishing technological feasibility of a product, we capitalize all development and production service payments to third-party developers as software development costs and licenses within Other assets. We typically enter into agreements with third-party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as product development expense. When we contract with third-party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle.
Amortization of capitalized software development costs and licenses commence when a product is available for general release and is recorded on a title-by-title basis in cost of sales. For capitalized software development costs, annual amortization is calculated using (1) the proportion of current year revenue to the total revenue expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated life of the title, whichever is greater. As of December 29, 2024, none of the titles for which we have capitalized software development costs have begun amortization.
We evaluate the future recoverability of capitalized software development costs on a quarterly basis. For products that have been released to the general public, recoverability is primarily assessed based on the title's actual performance. For products that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific products to which the cost relates. We use a number of criteria in the evaluation of expected product performance, including historical performance of comparable products developed with comparable technology, market performance of comparable titles, orders for the product prior to its release, general market conditions, and past performance of the franchise. When we determine that capitalized costs of the title are unlikely to be recovered by product sales, an impairment of software development costs capitalized is charged in the period in which such determination is made. During the year ended December 29, 2024, we recorded $24.4 million of impairment charges to Selling, distribution, and administration expense as a result of the cancellation of two unreleased titles.
Goodwill and Other Intangible Assets, Net: Goodwill results from acquisitions the Company has made over time. Substantially all of the Company's other intangible assets consist of the cost of acquired product rights. In establishing the value of such rights, the Company considers existing trademarks, copyrights, patents, license agreements and other product-related rights. These rights were valued on their acquisition dates based on the anticipated future cash flows from the underlying product lines. The Company has certain intangible assets related to the Tonka and Milton Bradley acquisitions that have indefinite lives.
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
The Company's intangible assets having definite lives are being amortized over periods ranging from one to thirteen years, primarily using the straight-line method. The Company reviews intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value wherein that fair value is determined based on discounted cash flows.
The Company's reporting units are determined in accordance with the provisions of ASC 350, “Intangibles - Goodwill and Other (Topic 350).” The Company performs its annual impairment testing of goodwill and definite-lived intangible assets during the fourth quarter of each year. See Note 7, Goodwill and Intangible Assets, for additional information on the results of the Company’s impairment tests.
Financial Instruments: Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. As of December 29, 2024, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments as of December 29, 2024 also include long-term borrowings (see Note 11, Long-Term Debt and Other Financing, for carrying cost and related

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
fair values) as well as certain assets and liabilities measured at fair value (see Note 14, Fair Value of Financial Instruments and Note 18, Derivative Financial Instruments).
Revenue Recognition: Revenue is recognized when control of the promised goods is transferred to the customers or licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.
The majority of the Company’s revenues are derived from sales of finished products to customers. Revenues from sales of finished products to customers accounted for 79%, 75% and 76% of the Company’s revenues for the fiscal years ended 2024, 2023 and 2022, respectively. When determining whether control of the finished products has transferred to the customer, the Company considers any future performance obligations. Generally, the Company has no post-shipment obligation on sales of finished products to customers and revenues from product sales are recognized upon passing of title to the customer, which is generally at the time of shipment. Any shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within selling, distribution, and administration expenses. The Company offers various discounts, rebates, allowances, returns, and markdowns to its customers (collectively, “allowances”), all of which are considered when determining the transaction price. Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues. Other allowances can vary depending on future outcomes such as customer sales volume (“variable consideration”). The Company estimates the amount of variable consideration using the expected value method. In estimating the amount of variable consideration using the expected value method, the Company considers various factors including but not limited to: customer terms, historical experience, any expected deviations from historical experience, and existing or expected market conditions. The Company then records an estimate of variable consideration as a reduction to revenues at the time of sale. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. Historically, adjustments to estimated variable consideration have not been material.
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
The Company also produces, sells and licenses television and film content for distribution to third parties in formats that include broadcast, digital streaming, transactional and theatrical. These are intellectual property licenses where the licensees pay either a fixed fee for the content license or a variable fee in the form of a sales-based royalty. The content that the Company delivers to its licensees typically has stand-alone functionality, generally without any other performance obligation of the Company, and is therefore considered a right-to-use license of functional intellectual property. The Company records revenues for right-to-use licenses once the license period has commenced and the licensee has the ability to use the delivered content. In arrangements where the licensee pays the Company a fixed fee for multiple seasons or multiple series of programming, arrangement fees are recorded as revenues based upon their relative fair values. The Company also earns advertising revenues from certain content made available on free to consumer, streaming video on demand platforms where the Company earns a portion of the advertising revenues earned by the service provider. The performance obligation is met and revenue is recorded when the user accesses the Company’s content through the streaming platform.
The Company develops and hosts digital games featuring its brands within the games, such as Magic: The Gathering Arena and D&D Beyond. The Company does not charge a fee to the end users for the download of the

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
games or the ability to play the games. The end users make in-application purchases of virtual currencies, with such purchased virtual currencies to be used in the games. In addition, the Company offers a subscription service for D&D Beyond that provides access to a variety of added benefits, typically for a recurring monthly, semi-annual, or annual fee. The Company records revenues from in-application purchases based on either the usage patterns of the players or the player’s estimated life, depending on the nature of the game item purchased in exchange for virtual currency. For items recognized over the player's estimated life, the Company currently recognizes digital game's revenues ratably within six months of purchase, while revenue received from subscription services is recognized ratably over the subscription term. The Company controls all aspects of the digital goods delivered to the consumer.
Costs of Sales: Cost of sales primarily consists of purchased materials, labor, tooling, manufacturing overheads and other inventory-related costs such as obsolescence.
Investment in Productions and Acquired Content Rights and Program Cost Amortization: The Company incurs costs in connection with the production of digital content, television programming and live action movies. The majority of these costs are capitalized by the Company as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of such period related to the program. Ultimate revenue estimates are periodically reviewed and adjustments, if any, will result in changes to amortization rates and estimated accruals for residuals and participations. Ultimate revenue includes estimates over a period not to exceed ten years following the date of release of the production. Ultimate revenue used in amortization of acquired content rights is estimated over the life of the acquired rights but no longer than a period of ten years. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. Certain of these agreements require the Company to pay minimum guaranteed advances ("MGs") for participations and residuals. MGs are recognized in the Consolidated Balance Sheets when a liability arises, usually on delivery of the television or film program to the Company. The current portion of MGs are recorded as Payables and accrued liabilities and the long-term portion are recorded as Other liabilities. Substantially all of the Company’s non-Hasbro branded productions, and all of the Company's acquired content rights, were included with the eOne Film and TV business sold to Lionsgate in the fourth quarter of 2023. The Company retained all Hasbro-branded content and will continue to develop and produce animation, digital shorts, scripted TV and theatrical films for audiences related to core Hasbro IP.
Royalties: The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. In addition, the Company enters into minimum guaranteed royalty arrangements related to the purchase of film and television rights for content to be delivered in the future. These agreements may call for payment in advance or future payment of minimum guaranteed amounts. Amounts paid in advance are recorded as an asset and charged to expense when the related revenue is recognized in the Consolidated Statements of Operations. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under the license, the non-recoverable portion of the guaranty is charged to expense at that time.
Advertising: Production costs of commercials are expensed in the fiscal year during which the production is first aired. The costs of other advertising and promotion programs are expensed in the fiscal year incurred.
Shipping and Handling: The Company expenses costs related to the shipment and handling of goods to customers as incurred. For 2024, 2023 and 2022, these costs were $199.2 million, $225.6 million and $247.7 million, respectively, and are included in selling, distribution and administration expenses.
Operating Leases: The Company leases certain property, vehicles and other equipment through operating leases. Operating lease right-of-use assets are recorded within Property, Plant and Equipment and the related liabilities recorded within Accrued liabilities and Other liabilities on the Company’s Consolidated Balance Sheets. The Company has no material finance leases.
Operating lease assets represent the Company’s right to use the underlying asset for the lease term and lease liabilities represent an obligation to make lease payments according to the terms of the lease. Operating lease assets and liabilities are recognized at the inception of the lease agreement based on the estimated present value of lease payments over the lease term, using our incremental borrowing rate based on information available on the

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
lease commencement date. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases. Leases with an expected term of 12 months or less are not capitalized. Lease expense under such leases is recorded straight line over the life of the lease. See Note 17, Leases, for further details on the Company's operating leases.
Income Taxes: Hasbro uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates expected to apply to taxable income in years in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
Foreign Currency Translation: Foreign currency assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues, costs and expenses are translated at weighted average exchange rates during each reporting period. Net earnings include gains or losses resulting from foreign currency transactions and, when required, translation gains and losses resulting from the use of the U.S. dollar as the functional currency in highly inflationary economies. Other gains and losses resulting from translation of financial statements are a component of Other comprehensive earnings (loss).
Pension Plans, Postretirement and Postemployment Benefits: Pension expense and related amounts in the Consolidated Balance Sheets are based on actuarial computations of current and future benefits. The assumed discount rate for pension and postretirement benefit plans is determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans' liability cash flows to the yield curves. Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and therefore affect recognized expense in future periods. The corridor used for this purpose is equal to 10% of the greater of plan liabilities or market asset values, and future periods vary by plan, but generally equal the actuarial determined average expected future working lifetime of active plan participants. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro has a contributory postretirement health and life insurance plan covering substantially all employees who retired under any of its United States defined benefit pension plans prior to January 1, 2020, and meet certain age and length of service requirements.
Stock-Based Compensation: The Company has a stock-based employee compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. All awards are measured at fair value at the date of the grant and amortized as expense on a straight-line basis over the requisite service period of the award. For awards contingent upon Company performance, the measurement of the expense for these awards is based on the Company’s current

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
estimate of its performance over the performance period. The Company recognizes forfeitures as incurred. See Note 15, Share-Based Awards, for further discussion.
Dividend Equivalent Units: Beginning with employee stock incentive awards granted in 2022, the payment of cash dividends to shareholders also results in the crediting of Dividend Equivalent Units (“DEUs”) to holders of restricted stock units ("RSUs") and contingent stock performance awards ("PSUs") granted under the Company's Restated 2003 Stock Incentive Plan, as amended, for employees as defined and described in Note 15, Share-Based Awards. The DEUs are credited as additional RSUs or PSUs and settled concurrently with the vesting of associated awards. DEUs are forfeited in the event the underlying RSUs or PSU's do not vest. The dividend equivalent value of forfeitable DEUs is treated as a reduction of retained earnings or, if the Company is in a retained deficit position, as a reduction of additional paid-in capital.
Risk Management Contracts: Hasbro uses foreign currency forward and option contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future purchases of inventory, product sales, as well as other cross-border currency requirements not denominated in the functional currency of the business unit, are primarily denominated in United States, Canadian and Hong Kong dollars as well as Euros and British pound sterling. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard as part of this Annual Report. See Note 21, Segment Reporting, for further detail of the adoption of ASU 2023-07.
Accounting Standards Issued But Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This amendment requires

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment, entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new standard is effective for fiscal years beginning after December 15, 2024, with retrospective application permitted. We are assessing the effect on our 2025 annual consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The new standard requires enhanced additional disclosures related to certain expense categories. The new standard is effective for fiscal years beginning after December 15, 2026. We are assessing the effect on our 2027 annual consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets or income statements.
All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.
(2)    Revenue Recognition
Contract Assets and Liabilities
In the ordinary course of business, the Company’s Consumer Products, Wizards of the Coast and Digital Gaming and Entertainment segments enter into contracts to license certain of the Company’s intellectual property, providing licensees right-to-use or access such intellectual property for use in the production and sale of consumer products and digital game development, location based entertainment, and for use within content for distribution over streaming platforms and for television and film. The Company also licenses owned television and film content for distribution to third parties in formats that include broadcast, digital streaming and theatrical. Through these arrangements, the Company may receive advanced royalty payments from licensees, either in advance of a licensees’ subsequent sales to customers or, prior to the completion of the Company’s performance obligation. In addition, the Company’s Wizards of the Coast and Digital Gaming segment may receive advanced payments from end users of its digital games at the time of the initial purchase, through in-application purchases or through subscription services. These digital gaming revenues are recognized over a period of time, determined based on either player usage patterns or the estimated playing life of the user, or when additional downloadable content is made available, or as with subscription services, ratably over the subscription term. The Company defers revenues on all licensee and digital gaming advanced payments until the respective performance obligations are satisfied. The Company records the aggregate deferred revenues as contract liabilities, with the current portion recorded within Accrued liabilities and the long-term portion recorded as Other non-current liabilities in the Company’s Consolidated Balance Sheets. The Company records contract assets, primarily related to (1) minimum guarantees being recognized in advance of contractual invoicing, which are recognized ratably over the terms of the respective license periods, and (2) film and television distribution revenues recorded for content delivered, where payment will occur over the license term. The current portion of contract assets is recorded in Prepaid expenses and Other current assets, respectively, and the long-term portion is recorded within Other long-term assets.
The opening and closing balances of contract assets and contract liabilities are as follows:

(In millions)	2024	2023
Contract Assets
Balance at beginning of the year	$213.3	$594.4
Ending Balance	$241.4	$213.3

Contract Liabilities
Balance at beginning of the year	$230.8	$113.0
Ending Balance	$236.8	$230.8

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The increase in contract assets during 2024 is the result of an increase in the amount of revenues recognized in advance of contractual invoicing, offset by the impact of previously unbilled revenues that were invoiced throughout the period within the ordinary course of business. The decrease in contract assets during 2023 is the result of the disposal of $402.3 million of contract assets in connection with the sale of the eOne Film and TV business (refer to Note 3), partially offset by invoicing activity and foreign currency impacts.
The increase in contract liabilities during 2023 and 2024 is primarily the result of an increase in the amount of advanced payments received from customers relating to performance obligations that had not yet been satisfied, offset by $134.2 million of revenue recognized that were included in contract liabilities balance as of December 31, 2023. Revenue recognized as of December 31, 2023 related to the contract liability balance as of December 25, 2022 was $89.9 million. The increase in contract liabilities during 2023 was also partially offset by $25.8 million of contract liabilities that were disposed in connection with the sale of the eOne Film and TV business (refer to Note 3).
Unsatisfied Performance Obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks and subscription video on demand services. As of December 29, 2024, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $2.6 million, all of which we expect to recognize in 2025. This amount includes only fixed consideration.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023 are primarily from contracts with customers. A summary of the activity in the allowance for credit losses is as follows:

(In millions)	2024	2023
Balance at beginning of the year	$12.7	$20.0
Provisions/charges to income	18.9	4.2
Amounts charged off and other deductions	(4.6)	(12.2)
Foreign currency impact	(1.2)	0.7
Ending balance	$25.8	$12.7
Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by operating segment: Consumer Products, Wizards of the Coast and Digital Gaming, and Entertainment. The Company further disaggregates revenues within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; within its Wizards of the Coast and Digital Gaming segment by category: Tabletop Gaming and Digital and Licensed Gaming; and within its Entertainment segment by category: Film & TV, Family Brands, and Other. Finally, the Company disaggregates its revenues by brand portfolio into three brand categories: Franchise Brands, Partner Brands and Portfolio Brands. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
In 2024, 2023, and 2022 the Company’s largest customers were Wal-Mart, Inc. and Amazon.com, Inc. with sales to each of these customers amounting to 12% and 11% of consolidated net revenues in 2024, respectively. In 2023, sales to each of these customers amounted to 11% of consolidated net revenues. In 2022, sales to these customers amounted to 11% and 10%, respectively, of consolidated net revenues. Net revenues from the Company’s major customers are reported within the Consumer Products segment, Wizards of the Coast and Digital Gaming segment and the Entertainment segment.
Effective in the first quarter of 2024, subsequent to the sale of the eOne Film and TV business, the Company moved the remaining Non-Hasbro Branded Film & TV brands into Portfolio Brands to align with the Company's Brand Strategy. For comparability, net revenues as of December 31, 2023 have been reclassified to reflect the movement, resulting in a change of $0.5 million.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table represents consolidated Consumer Products segment net revenues by major geographic region:

(In millions)	2024	2023	2022
North America	$1,493.0	$1,649.1	$2,064.8
Europe	519.7	669.5	899.5
Asia Pacific	286.7	256.3	293.4
Latin America	244.5	311.5	314.8
Net revenues	$2,543.9	$2,886.4	$3,572.5
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category:

(In millions)	2024	2023	2022
Tabletop Gaming	$1,039.6	$1,072.5	$1,067.0
Digital and Licensed Gaming	471.7	385.1	258.1
Net revenues	$1,511.3	$1,457.6	$1,325.1
The following table represents consolidated Entertainment segment net revenues by category:

(In millions)	2024	2023	2022
Film and TV (1)	$6.6	$575.5	$837.6
Family Brands	73.7	83.8	79.4
Music and Other	—	—	42.1
Net revenues	$80.3	$659.3	$959.1
(1) Net revenues from the Company's Non-Hasbro-branded Film and TV portfolio were associated with the Company's eOne Film and TV business sold to Lionsgate during the fourth quarter of 2023.
The following table presents consolidated net revenues by brand portfolio:

(In millions)	2024	2023	2022
Franchise Brands	$3,120.9	$3,256.5	$3,350.8
Partner Brands	583.4	687.8	1,052.0
Portfolio Brands	431.2	521.8	625.2
Non-Hasbro Branded Film & TV	—	537.2	828.7
Net revenues	$4,135.5	$5,003.3	$5,856.7
(3)    Sale of Entertainment One Film and TV Business
On December 27, 2023, the Company completed the sale of eOne Film and TV to Lionsgate, pursuant to the terms of an Equity Purchase Agreement dated August 3, 2023, among Hasbro and Lionsgate for a purchase price of $375.0 million in cash, subject to certain purchase price adjustments plus the assumption by Lionsgate of production financing loans. For the year ended December 29, 2024, the Company recorded a $37.4 million Loss on disposal of business on the Consolidated Statements of Operations associated with certain purchase price and related adjustments. During 2023, the Company recorded a $539.0 million Loss on disposal of business on the Consolidated Statements of Operations for the year ended December 31, 2023 based on the value of the net assets held by the eOne Film and TV, which included goodwill and intangible assets. The Company also recorded pre-tax cash transaction expenses of $35.1 million within Selling, distribution and administration expense on the Consolidated Statements of Operations for the year ended December 31, 2023.
During 2023, the operations of eOne Film and TV did not meet the criteria to be presented as discontinued operations in accordance with GAAP and eOne Film and TV did not represent an individually significant component of the Company’s business. As a result, income from operations before income taxes, attributable to eOne Film and TV, was recorded in the Company's Consolidated Statements of Operations, within the Entertainment segment,

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
through the sale transaction closing date. Loss before income taxes attributable to eOne Film and TV through the date of the transaction was $371.6 million and $7.3 million for fiscal years 2023 and 2022, respectively.
The following table presents the carrying amounts of the major classes of eOne Film and TV assets and liabilities sold on December 27, 2023. As of the closing date, assets and liabilities attributable to eOne Film and TV, were de-consolidated and there are no remaining carrying amounts within the Company's Consolidated Balance Sheets.

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
(4)    Earnings Per Common Share
The Company computes earnings per share ("EPS") in accordance with ASC 260, Earnings per Share. Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year as well as awards that have not been issued but all contingencies have been met.
Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 1.6 million, 2.5 million and 2.7 million for 2024, 2023, and 2022, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of the fiscal 2023 amount, 1.6 million shares would have been included in the calculation of diluted shares had the Company not had a net loss for the year ended December 31, 2023. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 0.2 million shares being included in the diluted earnings per share calculation for the year ended December 31, 2023.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table sets forth the reconciliation of basic and diluted earnings per share:

(In millions, except per share data)	2024	2023	2022
Net earnings (loss) attributable to Hasbro, Inc.	$385.6	$(1,489.3)	$203.5

Average shares outstanding	139.4	138.8	138.7
Effect of dilutive securities:
Options and other share-based awards	0.9	—	0.2
Equivalent shares	140.3	138.8	138.9

Net earnings (loss) attributable to Hasbro, Inc. per common share
Basic	$2.77	$(10.73)	$1.47
Diluted	$2.75	$(10.73)	$1.46
(5)    Other Comprehensive Earnings (Loss)
Components of other comprehensive (loss) earnings are presented within the Consolidated Statements of Comprehensive Earnings (Loss), net of tax. Income tax effects are released from accumulated other comprehensive earnings (loss) at the effective tax rate during the period in which the components within accumulated other comprehensive earnings (loss) are released. The following table presents the related tax effects on changes in other comprehensive (loss) earnings.

(In millions)	2024	2023	2022
Other comprehensive (loss) earnings, tax effect:
Tax benefit on unrealized holding gains	$—	—	0.1
Tax (expense) benefit on cash flow hedging activities	(3.8)	2.8	(1.3)
Tax benefit (expense) on changes in unrecognized pension amounts	0.5	—	(5.9)
Reclassifications to earnings, tax effect:
Tax (expense) benefit on hedging activities	(0.3)	(1.9)	1.6
Tax benefit (expense) on amortization of unrecognized pension and postretirement amounts	0.1	0.1	(0.3)
Total tax (expense) benefit on other comprehensive (loss) earnings	$(3.5)	1.0	(5.8)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Changes in the components of accumulated other comprehensive earnings (loss), net of tax are as follows:

(In millions)	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
Balance at December 26, 2021	$(35.1)	$(6.0)	$0.2	$(194.4)	$(235.3)
Current period other comprehensive earnings (loss)	30.8	10.2	(0.3)	(45.4)	(4.7)
Reclassifications from AOCE to earnings	1.3	(16.2)	—	—	(14.9)
Balance at December 25, 2022	$(3.0)	$(12.0)	$(0.1)	$(239.8)	$(254.9)
Current period other comprehensive earnings (loss)	(0.3)	(8.6)	—	59.4	50.5
Reclassifications from AOCE to earnings	(0.9)	3.8	—	—	2.9
Balance at December 31, 2023	$(4.2)	$(16.8)	$(0.1)	$(180.4)	$(201.5)
Current period other comprehensive earnings (loss)	(2.9)	7.3	—	(48.8)	(44.4)
Reclassifications from AOCE to earnings	(0.9)	0.4	—	—	(0.5)
Balance at December 29, 2024	$(8.0)	(9.1)	(0.1)	(229.2)	(246.4)
Gains (Losses) on Derivative Instruments
As of December 29, 2024, the Company had remaining net deferred gains on foreign currency forward contracts, net of tax, of $4.4 million in AOCE. These instruments hedge payments related to inventory purchased in the fourth quarter of 2024 or forecasted to be purchased in 2025, intercompany expenses expected to be paid or received during 2025 and cash receipts for sales made at the end of the fourth quarter of 2024 or forecasted to be made in 2025. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 3.15% Notes, which were repaid in full in the aggregate principal amount of $300.0 million during 2021, and the 5.10% Notes due 2044 (see Note 11). At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related notes using the effective interest rate method. As of December 29, 2024, deferred losses, net of tax, of $13.5 million related to these instruments remained in AOCE. As of December 29, 2024, December 31, 2023, and December 25, 2022, losses, net of tax, of $0.7 million related to these hedging instruments were reclassified from AOCE to net earnings.
Of the amounts included in AOCE as of December 29, 2024, the Company expects net gains of approximately $4.4 million to be reclassified to the Consolidated Statements of Operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See Note 14, Fair Value of Financial Instruments and Note 18, Derivative Financial Instruments, for additional discussion on reclassifications from AOCE to earnings.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(6)    Property, Plant and Equipment

(In millions)	2024	2023
Land and improvements	$3.4	$3.5
Buildings and improvements	201.0	225.9
Machinery, equipment and software	554.9	552.4
Tools, dies and molds	365.3	385.5
Right of use assets	204.7	208.4
Total property, plant and equipment, gross	1,329.3	1,375.7
Less: accumulated depreciation	(1,026.7)	(1,041.4)
Total property, plant and equipment, net	$302.6	$334.3
Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred. In 2024, 2023 and 2022 the Company recorded $94.7 million, $127.7 million and $127.3 million, respectively, of depreciation expense. See Note 17, Leases, for additional discussion on right of use assets.
(7)    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, by operating segment are as follows:

(In millions)	Consumer Products	Wizards of the Coast and Digital Gaming	Entertainment	Total
Balance at December 25, 2022	$1,584.7	$371.5	$1,513.9	$3,470.1
Impairment during the period	—	—	(1,191.2)	(1,191.2)
Foreign exchange translation	(2.4)	0.2	2.5	0.3
Balance at December 31, 2023	$1,582.3	$371.7	$325.2	$2,279.2
Foreign exchange translation	(0.3)	(0.7)	—	(1.0)
Balance at December 29, 2024	$1,582.0	$371.0	$325.2	$2,278.2
The Company performs an annual impairment assessment on goodwill. This annual impairment assessment is performed in the fourth quarter of the Company’s fiscal year. In addition, if an event occurs or circumstances change that indicate that the carrying value may not be recoverable, the Company will perform an interim impairment test at that time. During the fourth quarter of 2024, the Company performed a qualitative goodwill assessment with respect to each of its reporting units. Based on its qualitative assessments, the Company determined it is not more likely than not that the carrying values exceed the fair values for any of its reporting units. As a result, the Company concluded it was not necessary to perform a quantitative test for impairment of goodwill for any reporting unit.
During 2023, the Company recorded $1,191.2 million of non-cash goodwill impairment charges related to the Film and TV reporting unit within the Company's Entertainment segment as the carrying value of the Film and TV reporting unit exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. There were no other non-cash goodwill impairment charges recorded in 2023.
During 2022, the Company recorded $11.8 million of non-cash goodwill impairment charges related to exiting certain non-core businesses within the Entertainment segment. The non-cash goodwill impairment charge was recorded within Loss on disposal of business in the Consolidated Statement of Operations.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Other Intangible Assets, Net
The following table represents a summary of the Company’s other intangible assets:

(In millions)	2024(1)	2023
Acquired product rights	$863.9	$1,763.8
Licensed rights of entertainment properties	—	45.0
Impairment	—	(116.0)
Accumulated amortization	(421.2)	(1,181.0)
Amortizable intangible assets	442.7	511.8
Product rights with indefinite lives	75.7	75.7
Total other intangibles assets, net	$518.4	$587.5

(1) Excludes the original cost and accumulated amortization of fully-amortized intangibles.
Certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and are included as product rights with indefinite lives in the table above. The Company tests these assets for impairment on an annual basis in the fourth quarter of each year or when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company completed its annual impairment tests of indefinite-lived intangible assets in the fourth quarter of 2024, concluding that there was no impairment of these assets. The Company did not have any impairments of its indefinite-lived intangible assets in 2024 or 2023.
The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in Other intangible assets, net in the accompanying Consolidated Balance Sheets. Intangible assets are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2024, there were no impairments recorded related to the Company's definite-lived intangible assets.
During 2023, the Company recorded a non-cash intangible asset impairment charge of $65.0 million related to the eOne Trademark associated with the Film and TV reporting unit. Additionally, during 2023, the Company recorded a $51.0 million impairment charge related to PJ MASKS definite-lived intangible asset based upon lower revenue forecasts for this intangible asset. Both charges were recorded in Selling, distribution and administration expense within the Consolidated Statements of Operations in the Entertainment segment.
There were no additional definite-lived intangible asset impairments recorded in 2024 or 2023.
The Company currently estimates amortization expense related to the above intangible assets for the next five years to be approximately:

(In millions)
2025	$65.5
2026	57.7
2027	57.7
2028	56.6
2029	55.8
Thereafter	149.4
Total	$442.7
(8)    Equity Method Investment
The Company owns an interest in a joint venture, Discovery Family Channel (“DFC”), with Warner Bros. Discovery, Inc. ("WBD"). The Company has determined that it does not meet the control requirements to consolidate DFC and accounts for the investment using the equity method of accounting. DFC was established to create a cable television network in the United States dedicated to high-quality children’s and family entertainment. In October 2009, the Company purchased an initial 50% share in DFC for a payment of $300.0 million and certain future tax payments based on the value of certain tax benefits expected to be received by the Company. On September 23,

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
2014, the Company and WBD amended their relationship with respect to DFC and WBD increased its equity interest in DFC to 60% while the Company retained a 40% equity interest in DFC.
In connection with the September 23, 2014 amendment, the Company and WBD entered into an option agreement to acquire the Company’s remaining 40% ownership in DFC, exercisable during the one-year period following December 31, 2021. During 2022, the Company and WBD further amended the agreement by extending the option exercise window through March 2025. As of December 29, 2024, neither party had exercised the option or put right to require WBD to acquire the Company's remaining ownership in DFC. The exercise price of the option agreement is based upon 80% of the then fair market value of DFC, subject to a fair market value floor. At December 29, 2024, the fair market value of this option was zero. At December 31, 2023, the fair market value of this option was $1.7 million and was included as a component of Other liabilities. During 2024, the Company recorded a gain of $1.8 million in Other expense (income), net relating to the change in fair value of this option. There were no material changes to the option's value in 2023 and 2022.
During the fourth quarter of 2024 and 2023, the Company reviewed its investment in DFC for an other than temporary decline in value of the investment due to decreases in forecasted revenues. The Company determined that the fair value of the Company's interest in the joint venture was less than its carrying value, and as such, recorded an impairment loss of $80.0 million and $1.3 million, respectively, which is included in Other expense (income), net in the consolidated statements of operations. As of December 29, 2024 and December 31, 2023, the Company’s investment in DFC totaled $5.6 million and $102.0 million, respectively.
The Company utilized the discounted cash flow method under the income approach to estimate the fair value of DFC, which requires assumptions and estimates that include: future annual cash flows, income tax rates, discount rates, estimated growth rates, and other market factors. Accelerating changes in the cable distribution industry, including technological changes and expanding options for digital content offerings, has resulted in the fragmentation of viewership, declines in subscribers to the traditional cable bundle, and pricing pressures. These factors led to the lower valuation of DFC as compared to its carrying value.
The Company’s share in the earnings of DFC for the years ended 2024, 2023 and 2022 totaled $9.4 million, $10.9 million and $8.1 million, respectively, and is included as a component of Other expense, net in the Consolidated Statements of Operations. The Company did not enter into any other material transactions with DFC during 2024, 2023 and 2022.
The Company also has a related liability due to WBD under the existing tax sharing agreement. The balance of the associated liability, including imputed interest, was $3.0 million and $9.0 million at December 29, 2024 and December 31, 2023, respectively, and is included as a component of Other liabilities in the accompanying Consolidated Balance Sheets. During 2024, 2023 and 2022, the Company made payments to WBD under this tax sharing agreement in the amount of $6.7 million, $5.7 million and $5.4 million, respectively. See Note 20, Commitments and Contingencies, for more information on estimated future payments in relation to the Company's tax sharing agreement.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Programming costs are included in Other assets and consist of the following:

(In millions)	2024	2023
Investment in Films and Television Programs:
Individual monetization
Released, net of amortization	$62.4	$74.7
Completed and not released	—	5.1
In production	10.8	27.1
Pre-production	7.4	10.4
Total individual monetization	80.6	117.3
Film/TV group monetization
Released, net of amortization	37.5	26.0
In production	—	23.6
Total film/TV group monetization	37.5	49.6
Investment in other programming:
Released, net of amortization	6.0	16.1
In production	0.7	0.8
Pre-production	—	0.8
Total investment in other programming	6.7	17.7
Total program investments	$124.8	$184.6
The Company's program cost amortization consisted of the following:

(In millions)	2024	2023	2022
Individual monetization	$36.6	$418.3	$533.0
Film/TV group monetization	8.9	17.1	15.6
Other	3.8	13.5	6.9
Total program cost amortization	$49.3	$448.9	$555.5

Based on management’s total revenue estimates as of December 29, 2024, the Company's expected future amortization expenses for capitalized programming costs over the next three years are as follows:

(In millions)	2025	2026	2027
Estimated Future Amortization Expense:
Released - Individual monetization	$21.7	$19.0	$14.4
Released - Film/TV group monetization	8.5	4.2	4.9
Total future amortization expense	$30.2	$23.2	$19.3

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(10)    Additional Balance Sheet Information
Components of accrued liabilities are as follows:

(In millions)	2024	2023
Royalties	$308.4	$286.8
Payroll and management incentives	121.1	85.6
Accrued income taxes	93.3	61.6
Deferred revenue	88.6	101.6
Other taxes	60.9	68.7
Advertising	58.7	45.0
Severance	50.2	83.7
Lag & cancellation charges	48.9	118.9
General vendor accruals	46.1	51.9
Interest	31.3	29.9
Current lease liability	29.8	30.5
Freight	27.0	22.9
Defined contribution plans	21.4	29.7
Professional fees	18.2	12.4
Insurance	11.3	13.3
Participation and residuals	8.8	34.0
Accrued expenses IIC & IIP	0.7	0.7
Dividends	—	97.2
Other	35.1	41.4
Total accrued liabilities	$1,059.8	$1,215.8
Prepaid expenses and other current assets include accrued income, current of $179.5 million and $85.6 million as of December 29, 2024 and December 31, 2023, respectively.

Other assets include deferred tax assets of $424.6 million and $427.9 million as of December 29, 2024 and December 31, 2023, respectively, and unamortized software development costs of $264.4 million and $154.3 million as of December 29, 2024 and December 31, 2023, respectively.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(11)    Long-Term Debt and Other Financing
Components of Long-term debt are as follows:

(In millions)	2024		2023
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$845.6	$900.0	$839.8
3.55% Notes Due 2026	591.9	578.0	675.0	641.0
3.00% Notes Due 2024	—	—	500.0	488.4
6.35% Notes Due 2040	500.0	507.5	500.0	520.1
3.50% Notes Due 2027	500.0	481.5	500.0	472.2
6.05% Notes Due 2034	500.0	502.2	—	—
5.10% Notes Due 2044	300.0	261.3	300.0	271.6
6.60% Debentures Due 2028	109.9	114.4	109.9	116.0
Total long-term debt	3,401.8	3,290.5	3,484.9	3,349.1
Less: Deferred debt expenses	21.0	—	19.1	—
Less: Current portion	—	—	500.0	—
Long-term debt	$3,380.8	$3,290.5	$2,965.8	$3,349.1
In November 2019, in conjunction with the Company's acquisition of eOne, the Company issued an aggregate of $2.4 billion of senior unsecured debt securities (the "Notes") consisting of the following tranches: $300.0 million of notes due 2022 (the "2022 Notes") that bear interest at a fixed rate of 2.60%, $500.0 million of notes due 2024 (the "2024 Notes") that bear interest at a fixed rate of 3.00%, $675.0 million of notes due 2026 (the "2026 Notes") that bear interest at a fixed rate of 3.55%, and $900.0 million of notes due 2029 (the "2029 Notes") that bear interest at a fixed rate of 3.90%. Net proceeds from the issuance of the Notes, after deduction of $20.0 million of underwriting discount and fees, totaled $2.4 billion. These costs are being amortized over the life of the Notes outstanding, which range from five years to ten years from the date of issuance. During fiscal year 2021 and fiscal year 2024, the Company repaid in full its 2022 Notes and 2024 Notes, respectively.
The Notes bear interest at the stated rates but may be subject to upward adjustment if the credit rating of the Company is reduced by Moody's or Standard & Poors. The adjustment can be from 0.25% to 2.00% based on the extent of the ratings decrease. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase, plus (1) 25 basis points (in the case of the 2024 Notes); (2) 30 basis points (in the case of the 2026 Notes); and (3) 35 basis points (in the case of the 2029 Notes). In addition, on and after August 19, 2029 for the 2029 Notes, such series of Notes will be redeemable, in whole at any time or in part from time to time, at the Company's option at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest.
In May 2024, the Company issued an aggregate $500.0 million of senior unsecured debt securities that bear a fixed interest rate of 6.05% due 2034 (the "2034 Notes"). In connection with the issuance of the 2034 Notes, the 2034 Notes were issued with an original issuance discount of $1.4 million and the Company capitalized $5.3 million of debt issuance costs. The original issuance discount and debt issuance costs will be amortized over the term of the 2034 Notes.
During 2024, the Company repurchased $83.1 million of its 2026 Notes and recorded a gain on extinguishment of $1.8 million, which was recorded in Other expense (income), net in the Consolidated Statements of Operations.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company's long-term borrowings have the following future contractual maturities:

Future long-term borrowings contractual payments	(In millions)
2025	$—
2026	591.9
2027	500.0
2028	109.9
2029	900.0
2030 and thereafter	1,300.0
Total	$3,401.8
The fair values of the Company’s long-term debt are considered Level 3 fair values (see Note 14, Fair Value of Financial Instruments, for further discussion of the fair value hierarchy) and are measured using the discounted future cash flows method. In addition to the debt terms, the valuation methodology includes an assumption of a discount rate that approximates the current yield on a similar debt security. This assumption is considered an unobservable input in that it reflects the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability. The Company believes that this is the best information available for use in the fair value measurement.
Other Financing Arrangements
As of December 29, 2024, Hasbro had available an unsecured revolving credit agreement (see Amended Revolving Credit Agreement below) in the amount of $1.25 billion and unsecured uncommitted lines of credit from various banks approximating $88.1 million. The Company had no outstanding short-term borrowings under, or supported by, these lines of credit as of December 29, 2024 and December 31, 2023. During 2024 and 2023, Hasbro’s working capital needs were primarily fulfilled by cash available and cash generated from operations.
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
Loans under the revolving credit facility bear interest, at the Company’s option, at either the Adjusted Term Benchmark Rate, the Base Rate, or the Daily Benchmark Rate (each determined in accordance with the Amended Revolving Credit Agreement). In each case there is also a spread added to the rate, which fluctuates based upon the more favorable of the Company’s long-term debt ratings and the Company’s leverage. The Company is also required to pay a commitment fee in respect to the unused commitments under the facility, the rate for which is also determined based upon the more favorable of the Company's long-term debt ratings and leverage. The Amended Revolving Credit Agreement extends through September 20, 2028.
The Amended Revolving Credit Agreement contains affirmative and negative covenants typical of this type of facility, including: (a) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (b) restrictions on the incurrence of indebtedness, (c) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (d) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (e) the requirement that the Company maintain: a Consolidated Total Leverage Ratio of no more than (i) 3.50:1.00 for the quarter ended December 31, 2023 (ii) 4.00:1.00 for each of the quarters ended September 30, 2023 and December 31, 2023, (iii) 3.75:1.00 for each of the first, second and fourth fiscal quarters of each year (other than 2023) and (iv) 4.00:1:00 for the third fiscal quarter of each year (other than 2023).
The Company was in compliance with all covenants as of and for the year ended December 29, 2024. The Company had no borrowings outstanding under its committed revolving credit facility as of December 29, 2024.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company also has an agreement with a group of banks providing a commercial paper program (the “Program”). Under the Program, at the Company’s request and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement discussed below. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. As of December 29, 2024 and December 31, 2023, the Company did not have any notes outstanding under the Program.
Hasbro had unused open letters of credit and related instruments of approximately $11.3 million and $13.3 million at December 29, 2024 and December 31, 2023, respectively.
Supplier Finance Program
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
The amount of obligations confirmed under the program that remain unpaid by the Company were $66.2 million, and $43.3 million as of December 29, 2024 and December 31, 2023, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets and the activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows. A summary of the activity related to the obligations are as follows:

(In millions)	2024	2023
Balance at beginning of the year	$43.3	$76.1
Additions	387.7	415.7
Settled	(364.8)	(448.5)
Balance at end of the year	$66.2	$43.3
(12)    Income Taxes
The components of Earnings (loss) before income taxes, determined by tax jurisdiction, are as follows:

(In millions)	2024	2023	2022
United States	$325.2	$(356.9)	$17.0
International	171.8	(1,352.2)	244.5
Total earnings (loss) before income taxes	$497.0	$(1,709.1)	$261.5

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Income taxes attributable to Earnings (loss) before income taxes are:

(In millions)	2024	2023	2022
Current
United States	$47.0	$(29.0)	$85.9
State and local	11.0	(6.4)	18.0
International	65.2	57.6	84.7
	123.2	22.2	188.6
Deferred
United States	(2.2)	(36.3)	(105.7)
State and local	(9.7)	(3.0)	(16.6)
International	(8.7)	(204.2)	(7.8)
	(20.6)	(243.5)	(130.1)
Total tax expense (benefit)	$102.6	$(221.3)	$58.5
A reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate is as follows:

	2024	2023	2022
Statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net	0.2	0.5	1.2
Tax on international earnings	1.3	6.7	(4.0)
Domestic tax on foreign earnings	(4.0)	1.3	(6.5)
Change in unrecognized tax benefits	—	(0.3)	3.1
U.S. capital loss	6.6	22.0	—
Change in valuation allowance	(4.5)	(23.3)	9.7
Share-based compensation	0.5	(0.3)	1.4
Research and development tax credits	(1.5)	0.3	(3.5)
Officers' compensation	0.9	(0.3)	1.9
Loss on disposal of business	1.0	(3.4)	1.5
Goodwill impairments	—	(11.8)	—
Other, net	(0.8)	0.5	(3.4)
Effective tax rate	20.7%	12.9%	22.4%
In 2023 the tax impact on reconciling items is the opposite of the expected result due to a pretax loss in the year. The components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the Consolidated Statements of Operations as well as items recognized in other comprehensive earnings. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 29, 2024 and December 31, 2023 are as follows:

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(In millions)	2024	2023
Deferred tax assets:
Accounts receivable	$31.0	$31.8
Inventories	17.4	33.2
Loss and credit carryforwards	426.6	461.9
Operating leases	7.2	3.5
Operating expenses	30.6	19.1
Pension	7.3	6.9
Other compensation	51.9	46.4
Postretirement benefits	5.7	5.9
Interest rate hedge	4.4	4.8
Tax sharing agreement	0.3	0.3
Deferred revenue	0.3	0.4
Capitalized research and experimentation	116.5	100.6
Depreciation and amortization of long-lived assets	174.2	192.0
Interest expense limitation	15.6	28.7
Other	1.7	3.7
Gross deferred tax assets	890.7	939.2
Deferred tax liabilities:
Depreciation and amortization of long-lived assets	94.8	108.0
Equity method investment	1.9	19.0
Operating leases	4.9	1.1
Prepaid expenses	4.1	4.0
Other	14.6	22.8
Gross deferred tax liabilities	120.3	154.9
Valuation allowance	(412.5)	(432.0)
Net deferred income taxes	$357.9	$352.3
In May 2019, a public referendum held in Switzerland approved the Swiss Federal Act on Tax Reform and AHV Financing ("TRAF") proposals previously approved by the Swiss Parliament. The Swiss tax reform measures were effective on January 1, 2020. During 2023, the Company concluded its discussions with the tax authorities in Switzerland as to the application of the grandfathering rules related to TRAF. This resulted in the recording of a deferred tax asset of $135.6 million related to tax intangibles that will be amortized over time. This treatment began to apply starting in 2021.
As of December 29, 2024, the Company has loss and credit carryforwards of $426.6 million, which is a decrease of $35.3 million from $461.9 million at December 31, 2023. The most significant amount of the loss and credit carryforwards as of December 29, 2024 relates to U.S. capital losses of $337.6 million resulting from the sale of the eOne Film and TV business during 2023. Other significant loss and credit carryforwards relate to tax attributes of entities that have historically operated at losses in certain jurisdictions, as well as certain state tax attributes. The U.S. capital loss has a carryforward period of five years and will expire if not utilized before 2029. Some U.S. federal, state and international loss and credit carryforwards expire at various dates throughout 2025 while others have an indefinite carryforward period.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company has a valuation allowance for certain net deferred tax assets at December 29, 2024 of $412.5 million, which is a decrease of $19.5 million from $432.0 million at December 31, 2023. The decrease primarily pertains to adjustments to the U.S. capital loss resulting from the sale of the Company's eOne Film and TV business, for which the Company recorded a full valuation allowance as of December 29, 2024.
Tax laws are regularly being re-examined and evaluated globally. The Organization for Economic Co-operation and Development ("OECD") has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"). Certain aspects of Pillar 2 were effective in 2024, which were not material to the Company’s financial statements, and other aspects are effective January 1, 2025. Many non-US tax jurisdictions have either (i) enacted legislation to adopt certain components of Pillar 2 beginning in 2024 (including the European Union Member States) with delayed adoption of other components; or (ii) announced their plans to enact legislation in future years. We continue to evaluate the impacts of enacted and pending legislation related to Pillar 2 in our non-US tax jurisdictions.
The Company’s net deferred income taxes are recorded in the Consolidated Balance Sheets as follows:

(In millions)	2024	2023
Other assets	$424.6	$427.9
Other liabilities	(66.7)	(75.6)
Net deferred income taxes	$357.9	$352.3
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. However, the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017 gave the Company more flexibility to manage cash globally. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. However, we intend to repatriate substantially all of our accumulated foreign earnings when appropriate. As of December 29, 2024, we have recorded $4.6 million of foreign withholding and U.S. state income tax liability. The Company has not finalized the timing of any actual cash distributions or the specific amounts and therefore we could still be subject to some additional foreign withholding taxes and U.S. state income taxes. We will record these additional tax effects, if any, in the period that we complete our analysis and are able to make a reasonable estimate.
A reconciliation of unrecognized tax benefits, excluding potential interest and penalties is as follows:

(In millions)	2024	2023	2022
Balance at beginning of year	$39.9	$77.8	$50.6
Gross increases in prior period tax positions	0.1	11.9	0.9
Gross decrease from disposition	—	(10.4)	—
Gross decreases in prior period tax positions	(1.6)	(23.4)	(0.2)
Gross increases in current period tax positions	3.6	3.8	28.6
Decreases related to settlements with tax authorities	(1.5)	(8.4)	—
Decreases from the expiration of statutes of limitations	(4.4)	(11.4)	(2.1)
Balance at end of year	$36.1	$39.9	$77.8
Unrecognized tax benefits as of December 29, 2024, December 31, 2023 and December 25, 2022 were $36.1 million, $39.9 million, and $77.8 million, respectively, and are recorded within Other liabilities, Prepaid expenses and other current assets, and Other assets in the Company's Consolidated Balance Sheets. If recognized, these tax benefits may have affected our income tax provision for fiscal years 2024, 2023, and 2022 by approximately $44.0 million, $46.0 million, and $53.0 million, respectively.
During 2024, 2023, and 2022, the Company recognized $2.9 million, $5.8 million, and $2.2 million, respectively, of potential interest and penalties, which are included as a component of Income taxes in the accompanying Consolidated Statements of Operations. As of December 29, 2024, December 31, 2023, and December 25, 2022, the Company had accrued potential interest and penalties of $7.7 million, $6.2 million, and $8.8 million, respectively.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2017. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2018. The Company is currently under income tax examination by the Internal Revenue Service and in several U.S. state and local and non-U.S. jurisdictions.
The Company believes it is reasonably possible that a decrease of approximately $0.0 million - $2.0 million in gross unrecognized tax benefits may be necessary within the coming year as a result of expected tax return settlements and lapse of statutes of limitations.
(13)    Capital Stock
The Company has a long history of increasing shareholder value through its share repurchase program. As part of this initiative, the Company's Board of Directors adopted numerous shares repurchase authorizations with a cumulative authorized repurchase amount of $4.3 billion. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. No shares were repurchased during 2024 and 2023.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
As of December 29, 2024 and December 31, 2023, the Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets (excluding assets for which the fair value is measured using net asset value per share):

		Fair Value Measurements Using
(In millions)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 29, 2024
Assets:
Available-for-sale securities	$0.6	$0.6	$—	$—
Derivatives	9.7	—	9.7	—
Total assets	$10.3	$0.6	$9.7	$—
Liabilities:
Derivatives	$1.7	$—	$1.7	$—
Total liabilities	$1.7	$—	$1.7	$—
December 31, 2023
Assets:
Available-for-sale securities	$1.1	$1.1	$—	$—
Derivatives	0.7	—	0.7	—
Total assets	$1.8	$1.1	$0.7	$—
Liabilities:
Derivatives	$3.9	$—	$3.9	$—
Option agreement	1.7	—	—	1.7
Total liabilities	$5.6	$—	$3.9	$1.7
Available-for-sale securities include equity securities of one company quoted on an active public market.
The Company’s derivatives consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. The Company's option agreement as of December 31, 2023 related to the equity method investment in DFC and was included in Other liabilities. Due to the 2024 revaluation of DFC and resulting impairment charges, the Company reduced the option's fair value to zero during 2024. See Note 8, Equity Method Investment, for more information on the Company's investment in DFC.
(15)    Share-Based Awards
The Company has reserved 7.7 million shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “Plans”). These awards generally vest and are expensed in equal annual amounts over three to five years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options and share awards are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.
Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards during 2024, 2023 and 2022 was $50.8 million, $71.9 million and $81.3 million, respectively, and was recorded as follows:

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(In millions)	2024	2023	2022
Product development	$10.2	$7.0	$4.8
Selling, distribution and administration	40.6	64.9	76.5
Total stock compensation expense before income taxes	50.8	71.9	81.3
Income tax benefit	7.2	9.2	9.0
Total stock compensation expense after income taxes	$43.6	$62.7	$72.3
The following table represents total stock compensation expense, net of performance adjustments, by award type related to stock performance awards, restricted stock units, stock options and awards made to non-employee members of the Company’s Board of Directors:

(In millions)	2024	2023	2022
Stock performance awards	$(6.4)	$15.8	$9.6
Restricted stock units	51.0	47.8	60.7
Stock options	4.4	7.0	8.9
Non-employee awards	1.8	1.3	2.1
Total stock compensation expense before income taxes	50.8	71.9	81.3
Income tax benefit	7.2	9.2	9.0
Total compensation expense after income taxes	$43.6	$62.7	$72.3
Stock Performance Awards
In 2024, 2023 and 2022, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative operating performance targets over the three fiscal years ended December 2026, December 2025, and December 2024 for the 2024, 2023 and 2022 awards, respectively. The 2022 Stock Performance Awards are measured based on achieving targets set for diluted earnings per share, revenue and return on invested capital ("ROIC"). The 2023 Stock Performance Awards are measured based on achieving targets set for diluted earnings per share and ROIC, in addition to a relative Total Shareholder Return ("TSR") modifier ranking as compared to the S&P 500, to determine the number of shares earned at the end of the performance period. The 2024 Stock Performance Awards are measured based on achieving targets set for diluted earnings per share, in addition to a TSR modifier ranking as compared to the S&P 500, to determine the number of shares earned at the end of the performance period. The ultimate amount of the award may vary from 0% to 250% of the target number of shares, depending on the cumulative results achieved.
Information with respect to Stock Performance Awards is as follows:

(In millions, except per share data)	2024	2023	2022
Outstanding at beginning of year	1.0	0.8	0.7
Granted	0.3	0.7	0.4
Forfeited	(0.3)	(0.2)	(0.1)
Canceled	—	(0.1)	—
Vested	(0.1)	(0.2)	(0.2)
Outstanding at end of year	0.9	1.0	0.8
Weighted average grant-date fair value:
Granted	$51.65	$56.00	$88.77
Forfeited	$61.35	$74.06	$80.77
Canceled	$—	$56.49	$—
Vested	$96.07	$56.49	$86.90
Outstanding at end of year	$61.07	$70.15	$78.15

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Shares canceled in 2023 represent Stock Performance Awards granted during 2020 that were canceled based on the failure to meet the targets set forth by the agreements.
Stock Performance Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis, the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected number of shares to be issued as defined in the respective stock performance award agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. During 2024, 2023 and 2022, the Company recognized (income) expense, net of performance adjustments, of $(6.4) million, $15.8 million and $9.6 million, respectively, relating to Stock Performance Awards. During 2024, the Company corrected prior period errors associated with a $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that should have been recorded during fiscal year 2023. See Note 1, Summary of Significant Accounting Policies for additional information. As of December 29, 2024, the amount of total unrecognized compensation cost related to these awards is approximately $18.3 million and the weighted average period over which this will be expensed is 21 months.
Restricted Stock Units
The Company, as part of its annual equity grant to executive officers and certain other employees, issues restricted stock or grants restricted stock units. These shares or units are nontransferable and subject to forfeiture or vesting for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally three years. During 2024, 2023 and 2022, the Company recognized compensation expense, net of forfeitures, on these awards of $51.0 million, $47.8 million and $60.7 million, respectively. As of December 29, 2024, the amount of total unrecognized compensation cost related to restricted stock units is $88.7 million and the weighted average period over which this will be expensed is 24 months.
Information with respect to the remaining Restricted Stock Awards and Restricted Stock Units for is as follows:

(In millions, except per share data)	2024	2023	2022
Outstanding at beginning of year	1.6	1.2	1.1
Granted	1.8	1.2	0.7
Forfeited	(0.4)	(0.2)	(0.1)
Vested	(0.6)	(0.6)	(0.5)
Outstanding at end of year	2.4	1.6	1.2
Weighted average grant-date fair value:
Granted	$53.18	56.80	86.41
Forfeited	$59.90	74.22	91.18
Vested	$70.13	90.32	91.33
Outstanding at end of year	$56.04	66.08	88.85

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Stock Options
Information with respect to stock options is as follows:

(In millions, except per share data)	2024	2023	2022
Outstanding at beginning of year	2.3	1.8	2.9
Granted	—	1.4	0.6
Exercised	(0.1)	—	(0.8)
Expired or forfeited	(0.7)	(0.9)	(0.9)
Outstanding at end of year	1.5	2.3	1.8
Exercisable at end of year	1.0	0.9	0.8
Weighted average exercise price:
Granted	$—	$55.92	$94.89
Exercised	$55.78	$—	$85.60
Expired or forfeited	$77.13	$81.22	$97.16
Outstanding at end of year	$76.11	$75.24	$93.62
Exercisable at end of year	$83.94	$93.96	$92.95
With respect to the 1.5 million outstanding options and 1.0 million options exercisable at December 29, 2024, the weighted average remaining contractual life of these options was 3.88 years and 3.26 years, respectively. The intrinsic value of the outstanding options and options exercisable at December 29, 2024 was $0.6 million and $0.2 million, respectively.
The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2024, 2023, and 2022 was $11.74, $12.73, and $22.10, respectively. There was a de minimis amount of options granted in fiscal 2024. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2024, 2023, and 2022:

	2024	2023	2022
Risk-free interest rate	4.46%	4.44%	1.79%
Expected dividend yield	4.63%	4.95%	2.95%
Expected volatility	33%	38%	37%
Expected option life	3 years	3 years	4 years
The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, for the options exercised in fiscal 2024 and 2022 were $1.1 million and $13.6 million, respectively. No options were exercised during fiscal 2023.
As of December 29, 2024, the amount of total unrecognized compensation cost related to stock options was $3.7 million and the weighted average period over which this will be expensed is 13 months.
Non-Employee Awards
In 2024, 2023 and 2022, the Company granted 30,700, 28,000 and 24,000 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 8,800 shares from the 2024 grant, 14,000 shares from the 2023 grant and 12,000 shares from the 2022 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1.8 million, $1.3 million and $2.1 million was recorded in Selling, distribution and administration expense during 2024, 2023 and 2022, respectively.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(16)    Retirement Plans
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
Expenses related to the Company’s defined benefit pension plans for 2024, 2023 and 2022 were approximately $3.0 million, $4.0 million and $6.0 million, respectively, and were recorded within Other expense (income).
United States Plans
The Company sponsors a defined benefit retirement plan, which pays benefits to eligible employees at the time of retirement, using actuarial formulas based upon a participant’s years of credited service and compensation. The plan is closed and frozen to all employees. The Company also provides certain postretirement health care and life insurance benefits to eligible employees, primarily employees who retired prior to January 1, 2020. Amounts related to the defined benefit retirements plan and other postretirement plans recognized in the Company’s consolidated financial statements are determined on an actuarial basis.
Reconciliations of the beginning and ending balances for the projected benefit obligation, the fair value of plan assets and the funded status are included below.

	Pension		Postretirement
(In millions)	2024	2023	2024	2023
Change in Projected Benefit Obligation
Projected benefit obligation — beginning	$30.1	$30.3	$20.2	$19.6
Interest cost	1.5	1.6	1.0	1.1
Actuarial (gain) loss	(0.4)	1.5	(0.9)	1.1
Benefits paid	(3.5)	(3.3)	(1.6)	(1.6)
Curtailments	—	—	0.9	—
Projected benefit obligation — ending	$27.7	$30.1	$19.6	$20.2
Accumulated benefit obligation — ending	$27.7	$30.1	$19.6	$20.2
Change in Plan Assets
Fair value of plan assets — beginning	$—	$—	$—	$—
Fair value of plan assets — ending	$—	$—	$—	$—
Reconciliation of Funded Status
Projected benefit obligation	$(27.7)	$(30.1)	$(19.6)	$(20.2)
Fair value of plan assets	—	—	—	—
Funded status	(27.7)	(30.1)	(19.6)	(20.2)
Unrecognized prior service cost (credit)	—	—	(0.2)	(0.6)
Unrecognized net loss (earnings)	4.1	4.6	(2.5)	(2.6)
Net amount	$(23.6)	$(25.5)	$(22.3)	$(23.4)
Accrued liabilities	$(2.8)	$(3.0)	$(1.6)	$(1.5)
Other liabilities	(24.9)	(27.1)	(18.0)	(18.7)
Accumulated other comprehensive (earnings) loss	4.1	4.6	(2.7)	(3.2)
Net amount	$(23.6)	$(25.5)	$(22.3)	$(23.4)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2024	2023
Pension
Weighted average discount rate	5.67%	5.23%
Mortality table	PriH-2012/Scale MP - 2021	PriH-2012/Scale MP - 2021
Postretirement
Discount rate	5.74%	5.20%
Health care cost trend rate assumed for next year	7.00%	6.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend	2033	2031
The following presents detail of the components of the net periodic benefit cost:

(In millions)	2024	2023	2022
Components of Net Periodic Cost
Pension
Service cost	$—	$—	$—
Interest cost	1.5	1.6	1.1
Expected return on assets	—	—	—
Amortization of actuarial loss	0.1	—	0.8
Curtailment/Settlement (gain) loss	—	—	—
Net periodic benefit cost	$1.6	$1.6	$1.9
Postretirement
Interest cost	$1.0	$1.1	$0.8
Amortization of service credit	(0.2)	(0.3)	(0.3)
Amortization of actuarial (gain) loss	(0.1)	(0.2)	0.1
Curtailment/Settlement (gain) loss	(0.2)	—	—
Net periodic benefit cost	$0.5	$0.6	$0.6
Assumptions used to determine net periodic benefit cost of the pension plans and postretirement plan is as follows:

	2024	2023	2022
Pension
Weighted average discount rate	5.43%	5.61%	2.91%
Long-term rate of return on plan assets	N/A	N/A	N/A
Postretirement
Discount rate	5.41%	5.58%	3.03%
Health care cost trend rate assumed for next year	6.75%	7.00%	6.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031	2025

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
During fiscal 2025, Hasbro expects to make contributions of $2.9 million and $1.7 million for the defined benefit pension plans and post-retirement plans, respectively, primarily to fund benefit payments. Expected benefit payments under the defined benefit pension plans and the postretirement benefit plans for the next five years subsequent to 2024 and in the aggregate for the following five years are as follows:

(In millions)	Pension	Postretirement
2025	$2.9	$1.7
2026	2.8	1.6
2027	2.8	1.6
2028	2.7	1.5
2029	2.6	1.5
2030 through 2034	11.6	6.9
International Plans
Pension coverage for employees of Hasbro’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. As of December 29, 2024 and December 31, 2023, the defined benefit plans had total projected benefit obligations of $79.2 million and $83.4 million, respectively, and fair values of plan assets of $71.6 million and $78.8 million, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $0.8 million, $1.3 million and $3.1 million in 2024, 2023 and 2022, respectively. In fiscal 2024, the Company expects an immaterial amount of unrecognized net losses, amortization of prior service costs and unrecognized transition obligation to be included as a component of net periodic benefit cost.
Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2024 and in the aggregate for the five years thereafter are as follows: 2025: $2.6 million; 2026: $2.8 million; 2027: $3.0 million; 2028: $3.6 million; 2029: $3.4 million; and 2030 through 2034: $19.3 million.
Post-employment Benefits
Hasbro has several plans covering certain groups of employees, which may provide benefits to such employees following their period of active employment but prior to their retirement. These plans include certain severance plans which provide benefits to employees involuntarily terminated and certain plans which continue the Company’s health and life insurance contributions for employees who have left Hasbro under terms of its long-term disability plan.
Defined Contribution Plan
Hasbro maintains defined contribution savings plans for the benefit of its eligible employees. The expense recognized for these plans was $39.5 million, $40.9 million, and $39.5 million in 2024, 2023 and 2022, respectively.
(17)    Leases
The Company occupies offices and uses certain equipment under various operating lease arrangements. The Company has a de minimis amount of finance leases. The operating leases have remaining terms of 1 to 14 years, some of which include options to extend lease terms or options to terminate current lease terms at certain times, subject to notice requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. The lease liability for such lease agreements as of the adoption date was based on fixed payments as of the adoption date. Any adjustments to these payments based on the related indices will be recorded to expense as incurred. Leases with an expected term of 12 months or less are not capitalized. Lease expense under such leases is recorded straight line over the life of the lease of which the Company recognized $0.5 million, $0.6 million, and $0.1 million for the years ended 2024, 2023 and 2022, respectively. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate, which amounted to $8.2 million, $11.3 million, and $11.7 million in 2024, 2023 and 2022, respectively.
Operating lease costs for capitalized leases, net of sublease income, amounted to $35.4 million, $44.2 million and $46.2 million for each of the years ended 2024, 2023 and 2022, respectively. During 2024, 2023 and 2022, rent

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
expense for arrangements that do not qualify as leases under ASU 2016-02 Leases amounted to $26.4 million, $33.4 million, and $35.9 million, respectively.
All leases expire prior to 2039. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. Operating leases often contain renewal options. In those locations in which the Company continues to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.
Information related to the Company's leases are as follows:

(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40.0	48.6	52.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases net of lease modifications	$31.7	87.8	5.8

Weighted Average Remaining Lease Term:
Operating leases	7.6 years	7.1 years	4.4 years
Weighted Average Discount Rate:
Operating leases	4.0%	3.8%	3.4%
The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right of use assets, included in our Consolidated Balance Sheets as of December 29, 2024:

(In millions)	2024
2025	$36.7
2026	31.6
2027	23.7
2028	20.8
2029	8.4
2030 and thereafter	51.0
Total future lease payments	172.2
Less imputed interest	28.0
Present value of future operating lease payments	144.2
Less current portion of operating lease liabilities (1)	29.8
Non-current operating lease liability (2)	$114.4
Operating lease right-of-use assets, net (3)	$119.0
(1) Included in Accrued liabilities on the Consolidated Balance Sheets
(2) Included in Other liabilities on the Consolidated Balance Sheets
(3) Included in Property, plant and equipment on the Consolidated Balance Sheets
(18)    Derivative Financial Instruments
Hasbro uses foreign currency forward and option contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales, and television and film production cost as well as other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Cash Flow Hedges
All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions in 2024.
As of December 29, 2024 and December 31, 2023, the notional amounts and fair values of the Company’s foreign currency forward and option contracts designated as cash flow hedging instruments were as follows:

	2024		2023
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Hedged transaction
Inventory purchases	$131.5	$8.0	$129.9	$(1.7)
Sales	86.0	(1.4)	89.7	(0.2)
Other	22.8	0.9	31.7	(0.5)
Total	$240.3	$7.5	$251.3	$(2.4)
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets as follows:

(In millions)	2024	2023
Prepaid expenses and other current assets
Unrealized gains	$9.1	$0.5
Unrealized losses	(1.1)	(0.1)
Net unrealized gains	$8.0	$0.4

Accrued liabilities
Unrealized gains	$0.5	$0.7
Unrealized losses	(1.0)	(3.5)
Net unrealized losses	$(0.5)	$(2.8)
Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss), net of tax, to net earnings as follows:

(In millions)	2024	2023	2022
Consolidated Statements of Operations Classification
Cost of sales	$2.1	$(1.1)	$17.3
Net revenues	(2.0)	0.2	2.3
Other	0.2	(2.2)	(0.9)
Net realized gains (losses)	$0.3	$(3.1)	$18.7
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are offset by changes in the fair value of the balance sheet items. As of December 29, 2024 and December 31, 2023, the total notional amounts of the Company’s undesignated derivative instruments were $289.6 million and $340.5 million, respectively.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The fair value of the Company’s undesignated derivative financial instruments is recorded in the Consolidated Balance Sheets as follows:

(In millions)	2024	2023
Prepaid expenses and other current assets
Unrealized gains	$1.9	$0.3
Unrealized losses	(0.2)	—
Net unrealized gains	$1.7	$0.3

Accrued liabilities
Unrealized gains	$—	$1.4
Unrealized losses	(1.2)	(2.5)
Net unrealized losses	$(1.2)	$(1.1)
Total unrealized gains (losses), net	$0.5	$(0.8)
The Company recorded net losses of $3.3 million, and net gains of $23.4 million and $42.1 million on these instruments to Other expense (income), net for 2024, 2023 and 2022, respectively, relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the instruments relate.
For additional information related to the Company’s derivative financial instruments see Note 5, Other Comprehensive Earnings (Loss), and Note 14, Fair Value of Financial Instruments.
(19)    Restructuring Actions
Starting in 2022, Hasbro implemented its Operational Excellence program ("the Program"), an ongoing enterprise-wide initiative intended to improve our business through programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. The Company's organizational structure changes have resulted and will further result in workforce reductions as well as the reallocation of people and resources. The Company currently anticipates that these changes will be substantially complete over the next twelve months.
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
The liability balance associated with Program related restructuring actions consisted of severance payments recorded within Other accrued liabilities in the Consolidated Balance Sheets as follows:

(In millions)	2024	2023
Operational Excellence:
Balance at beginning of the year	$81.2	$84.9
Charges	22.2	38.2
Payments	(56.5)	(41.9)
Balance at end of the year	$46.9	$81.2
The following table presents the restructuring charges incurred to date under the Program, along with the estimated charges expected to be incurred on approved initiatives under the plan as of December 29, 2024:

(In millions)	Total
Operational Excellence:
Charges incurred to date	$154.5
Estimated charges to be incurred on approved initiatives	—
Total expected charges on approved initiatives	$154.5

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(20)    Commitments and Contingencies
Contingencies:
The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Under terms of existing agreements as of December 29, 2024, Hasbro may, provided the other party meets their contractual commitment, be required to pay amounts as follows: 2025: $92.5 million; 2026: $97.2 million; 2027: $39.0 million; 2028: $11.5 million; 2029: $11.5 million; and thereafter: $13.0 million. As of December 29, 2024, the Company had $23.1 million of prepaid royalties, all of which are included in prepaid expenses and other current assets.
Interest payment obligations on the Company's fixed-rate long-term debt are as follows: 2025: $158.2 million; 2026: $156.4 million; 2027: $134.2 million; 2028: $117.2 million; 2029: $109.5 million; and thereafter: $683.5 million.
The Company enters into contracts with certain partners which among other things, provide the Company with the right of first refusal to purchase, distribute, or license certain entertainment projects or content. As of December 29, 2024, the Company estimates that it may be obligated to pay $3.9 million and $1.8 million in 2025 and 2026, respectively, related to such agreements.
In connection with the Company’s agreement to form a joint venture with Discovery, the Company is obligated to make future payments to Discovery under a tax sharing agreement. The Company estimates these payments may total approximately $3.5 million and may range from approximately $0.4 million to $3.1 million per year during the period 2025 to 2026, with no remaining payments due thereafter. These payments are contingent upon the Company having sufficient taxable income to realize the expected tax deductions of certain amounts related to the joint venture.
As of December 29, 2024, the Company estimates payments related to inventory and tooling purchase commitments may total approximately $209.5 million.
The Company monitors for any estimated environmental contingencies related to its current physical locations and former owned or leased facilities which it is responsible for environmental matters. The Company has estimated a $31.1 million environmental liability related to a previously owned manufacturing facility (environmental liability assumed as part of a historical acquisition) in which the Company is solely responsible for the mitigation and remediation activities.
See Note 17, Leases, for additional information on the Company's future lease payment commitments. See Note 11, Long-Term Debt and Other Financing, for additional information on the Company's long-term debt.
Legal and Other Claims:
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
(21)    Segment Reporting
The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because the business requires different technology and marketing strategies. The Company's reportable segments are as follows:
•The Consumer Products segment engages in the sourcing, marketing and sales of toy and game products around the world. The Consumer Products business also promotes the Company's brands through the out-licensing of our trademarks, characters and other brand and intellectual property rights to third parties,

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
Corporate and Other, which does not meet the criteria to be an operating segment, provides management and administrative services to the Company's principal reporting segments described above and consists of unallocated corporate expenses and administrative costs and activities not considered when evaluating segment performance as well as certain assets benefiting more than one segment.
Segment performance is measured at the operating profit level. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and Other. The accounting policies of the segments are the same as those referenced in Note 1, Summary of Significant Accounting Policies.
The chief operating decision maker ("CODM"), the Company's Chief Executive Officer, primarily uses the segments' operating profit or loss to allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decision about resources to the segments. Results shown for fiscal years 2024, 2023 and 2022 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.
Information by segment and a reconciliation to reported amounts are as follows for fiscal year 2024:

(In millions)	Consumer Products		Wizards of the Coast and Digital Gaming		Entertainment		Corporate and Other		Total
Revenues	$2,786.1		$1,666.0		$132.6		$161.2		$4,745.9
Less: Intersegment revenue	242.2		154.7		52.3		161.2		610.4
Total net revenues	2,543.9	—	1,511.3	—	80.3	—	—	—	4,135.5
Cost of sales(1)	931.2		269.9		5.8		(27.4)		1,179.5
Program cost amortization	—		—		49.3		—		49.3
Royalties	297.3		42.3		(58.5)		3.1		284.2
Advertising	223.3		95.2		1.0		—		319.5
Amortization of intangible amortization	44.5		8.2		15.3		0.3		68.3
Distribution (2)	165.7		31.4		—		2.1		199.2
Managed expense (1) (3)	766.6		432.3		69.0		77.6		1,345.5
Operating profit (loss)	$115.3	—	$632.0	—	$(1.6)	—	$(55.7)	—	$690.0

Reconciliation to Earnings (loss) before income taxes:
Interest expense									171.2
Interest income									(47.3)
Other expense (income), net									69.1
Earnings (loss) before income taxes									$497.0
(1) During December 29, 2024, the Company recorded two non-recurring prior year adjustments: (i) a $31.1 million expense related to historical environmental exposures that was recorded in managed expense and (ii) a $26.7 million benefit related to over-accrual of vendor commitment liabilities that was recorded in Cost of sales. See Note 1 for further information. Both of these originally related to the Consumer Products segment; however, because the non-recurring nature of these adjustments are related to historical periods and not associated with the on-going future operations of the Consumer Products segment, the Company recorded the error corrections within Corporate and Other.
(2) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(3) Managed expenses consist of product development, selling and administrative expense, and loss on disposal of business. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statement of Operations.

Information by segment and a reconciliation to reported amounts are follows for fiscal year 2023:

(In millions)	Consumer Products		Wizards of the Coast and Digital Gaming		Entertainment		Corporate and Other		Total
Revenues	$3,171.1		$1,641.2		$711.1		$187.2		$5,710.6
Less: Intersegment revenue	284.7		183.6		51.8		187.2		707.3
Total net revenues	2,886.4	—	1,457.6	—	659.3	—	—		5,003.3
Cost of sales	1,371.0		321.9		12.0		1.1		1,706.0
Program cost amortization	—		3.5		445.4		—		448.9
Royalties	315.0		57.4		55.8		0.1		428.3
Advertising	227.8		92.6		36.3		1.7		358.4
Amortization of intangible amortization	53.3		7.7		21.4		0.6		83.0
Distribution (1)	197.2		28.2		—		0.2		225.6
Managed expense (2)	786.8		420.6		1,999.9		84.6		3,291.9
Operating profit (loss)	$(64.7)	—	$525.7		$(1,911.5)	—	$(88.3)	—	$(1,538.8)

Reconciliation to Earnings (loss) before income taxes:
Interest expense									186.3
Interest income									(23.0)
Other expense (income), net									7.0
Earnings (loss) before income taxes									$(1,709.1)
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development, selling and administrative expense, goodwill impairment and loss on disposal of business. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Impairment of goodwill is included in Impairment of goodwill in the Consolidated Statement of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statement of Operations.

Information by segment and a reconciliation to reported amounts are as follows for fiscal year 2022:

(In millions)	Consumer Products		Wizards of the Coast and Digital Gaming		Entertainment		Corporate and Other		Total
Revenues	$3,926.4		$1,497.6		$1,016.6		$225.9		$6,666.5
Less: Intersegment revenue	353.9		172.5		57.5		225.9		809.8
Total net revenues	3,572.5	—	1,325.1	—	959.1	—	—	—	5,856.7
Cost of sales	1,586.7		278.6		46.5		—		1,911.8
Program cost amortization	—		—		555.5		—		555.5
Royalties	385.3		20.5		81.4		5.8		493.0
Advertising	273.4		90.6		21.5		1.8		387.3
Amortization of intangible amortization	68.1		4.7		34.2		(1.7)		105.3
Distribution (1)	221.2		26.5		—		(0.1)		247.6
Managed expense (2)	820.5		365.9		197.3		364.8		1,748.5
Operating profit (loss)	$217.3	—	$538.3	—	$22.7	—	$(370.6)	—	$407.7

Reconciliation to Earnings (loss) before income taxes:
Interest expense									171.0
Interest income									(11.8)
Other expense (income), net									(13.0)
Earnings (loss) before income taxes									$261.5
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Consolidated Statement of Operations.
(2) Managed expenses consist of product development, selling and administrative expense and the loss on disposal of business. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statement of Operations.
Total assets information by segments is as follows:

(In millions)	2024	2023
Total Assets
Consumer Products	$7,785.2	$6,456.2
Wizards of the Coast and Digital Gaming	5,778.4	4,340.5
Entertainment	2,857.8	3,507.7
Corporate and Other(1)	(10,081.1)	(7,763.5)
Total	$6,340.3	$6,540.9
(1) Corporate and Other consists of investments in subsidiary and intercompany receivables.
Other supplemental information by segments are as follows:

(In millions)	2024	2023	2022
Depreciation and intangible asset amortization(1)
Consumer Products	$105.1	$130.0	$152.5
Wizards of the Coast and Digital Gaming	17.6	27.8	14.6
Entertainment	16.7	28.5	43.8
Corporate and Other	23.6	24.4	21.6
Total	$163.0	$210.7	$232.5
Additions to property, plant and equipment
Consumer Products	$50.6	$60.0	$87.0
Wizards of the Coast and Digital Gaming	21.8	48.7	6.5
Entertainment	0.1	0.4	6.9
Corporate and Other	14.7	26.4	27.8
Total	$87.2	$135.5	$128.2
(1) The amounts of depreciation disclosed by reportable segments are included within cost of sales, distribution and managed expense. Intangible asset amortization is included within intangible amortization.
Information as to Hasbro’s operations in different geographical areas is presented below on the basis the Company uses to manage its business. Net revenues are categorized based on the location of the customer, while long-lived assets are categorized based on their location. Principal international markets include Europe, Canada, Mexico and Latin America, Australia, China and Hong Kong.
Net revenue to external customers by geographic area were as follows:

(In millions)	2024	2023	2022
Net revenues
United States	$2,599.8	$3,010.1	$3,544.2
International	1,535.7	1,993.2	2,312.5
	$4,135.5	$5,003.3	$5,856.7
Long-lived assets, which represent property, plant and equipment, by geographic area were as follows:

(In millions)	2024	2023
Long-lived assets
United States	$185.9	$185.9
International	116.7	148.4
	$302.6	$334.3

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2024. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 29, 2024. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013)”. Based on this assessment, Hasbro’s management concluded that, as of December 29, 2024, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Hasbro, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Hasbro, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ equity and redeemable noncontrolling interests, and cash flows for each of the years in the three-year period ended December 29, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Providence, Rhode Island
February 27, 2025

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    Other Information.
Trading Plans
During the period ended December 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and, if applicable, under “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item with respect to executive officers of the Company is included in Part I, Item 1. Business, of this Form 10-K under the caption “Our Executive Officers” and is incorporated herein by reference.
The information related to our insider trading policies and procedures applicable to directors, officers and employees, and to the Company itself is contained under the heading “Insider Trading Policy” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. A copy of the Company's Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.
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
The Company has also posted on its website, in the Corporate Governance location referred to above, copies of its Corporate Governance Principles and of the charters for its (i) Audit Committee, (ii) Compensation and Talent Committee, (iii) Finance and Capital Allocation Committee, and (iv) Nominating, Governance and Social Responsibility Committee.
In addition to being accessible on the Company’s website, copies of the Company’s Code of Conduct, Corporate Governance Principles, and charters for the Company’s Board Committees, are all available free of charge upon request to the Company’s Executive Vice President, Chief Legal Officer and Corporate Secretary, Tarrant Sibley, at 1027 Newport Avenue, P.O. Box 1059, Pawtucket, R.I. 02861-1059.
Item 11.    Executive Compensation.
The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation and Talent Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Providence, RI, Auditor ID: 185.
The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV

Item 15.    Exhibits, and Financial Statement Schedules.
(a) The following documents are filed as part of this Form 10-K:

INDEX TO EXHIBITS

Exhibit No.		Description
2.	Plan of Acquisition
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

Exhibit No.		Description
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

(i)
Seventh Supplemental Indenture dated as of May 8, 2024, among the Company and The Bank of New York Mellon Trust Company, N.A. and U.S. Bank, National Association, supplementing the Indenture dated as of March 15, 2000. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 14, 2024, File No. 1-6682.)

(j)
Description of the Company’s Common Stock, $0.50 par value per share, registered pursuant to Section 12 of the Exchange Act. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2019, File No. 1-6682.)

10.	Material Contracts
(a)
Second Amended and Restated Revolving Credit Agreement, dated as of September 20, 2019, by and among Hasbro, Inc., Bank of America, N.A. and the other financial institutions party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 24, 2019, File No. 1-6682.)

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
(g)
Term Loan Agreement dated as of September 20, 2019, by and among Hasbro, Inc., Bank of America, N.A., and the other financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2019, File No. 1-6682).

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
(k)
Hasbro, Inc. Amended and Restated Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report for the Fiscal Year Ended December 31, 2023, File No. 1-6682.)

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

Exhibit No.		Description
(q)
Form of 2023 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2023, File No. 1-6682.)

(r)
Form of 2024 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, File No. 1-6682.)

(s)
Form of 2024 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, File No. 1-6682.)

(t)
Hasbro, Inc. Amended and Restated Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10(aaa) to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 28, 2008, File No. 1-6682.)

(u)
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

	(w)	Hasbro, Inc. 2024 Performance Rewards Program (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 29, 2024, File No1-6682.)
(x)
Amended and Restated Employment Agreement with Chris Cocks, dated May 22, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2024, File No. 1-6682.)

	(y)	Letter Agreement with Gina Goetter dated April 3, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2023. File No. 1-6682.)
	(z)	Letter Agreement with Tim Kilpin dated March 29, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2023. File No. 1-6682.)
(aa)
Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives, as amended. (Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. File No. 1-6682.)

19.		Insider Trading Policy
21.		Subsidiaries of the registrant.
23.		Consent of KPMG LLP.
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
97.
Hasbro, Inc. Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 1-6682).

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
Item 16.     Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HASBRO, INC.
(Registrant)

By:	/s/ Chris Cocks	Date: February 27, 2025
Chris Cocks Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Cocks	Chief Executive Officer and Director	February 27, 2025
Chris Cocks

/s/ Gina Goetter	Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial and Principal Accounting Officer)	February 27, 2025
Gina Goetter

/s/ Richard S. Stoddart	Chair of the Board of Directors	February 27, 2025
Richard S. Stoddart

/s/ Hope F. Cochran	Director	February 27, 2025
Hope F. Cochran

/s/ Lisa Gersh	Director	February 27, 2025
Lisa Gersh

/s/ Frank D. Gibeau	Director	February 27, 2025
Frank D. Gibeau

/s/ Elizabeth Hamren	Director	February 27, 2025
Elizabeth Hamren

/s/ Darin S. Harris	Director	February 27, 2025
Darin S. Harris

/s/ Blake J. Jorgensen	Director	February 27, 2025
Blake J. Jorgensen

/s/ Owen Mahoney	Director	February 27, 2025
Owen Mahoney

/s/ Laurel J. Richie	Director	February 27, 2025
Laurel J. Richie

/s/ Mary Beth West	Director	February 27, 2025
Mary Beth West