Form 10-Q
period 2025-03-30
HASBRO, INC.
filed 2025-05-06
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of April 24, 2025 was 140,129,383.

Hasbro, Inc.
Form 10-Q
For the Three Months Ended March 30, 2025

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
Factors that might cause such a difference include, but are not limited to:
•our ability to successfully implement and execute on our business strategy;
•our ability to successfully compete in the play industry and further develop our digital gaming, licensing business and partnerships;
•risks associated with the imposition, threat, or uncertainty of tariffs, including reciprocal or retaliatory tariffs, in markets in which we operate which could increase our product costs and other costs of doing business, result in higher prices of our products, impact consumer spending, lower our revenues and earnings and otherwise have an adverse impact on our business;
•our ability to transform our business and capabilities to address the changing global consumer landscape, including evolving demographics for our products and advancements in technology such as the use of artificial intelligence in the products and markets in which we operate;
•risks associated with international operations, such as: the imposition or threat of tariffs; conflict in territories in which we operate; currency conversion; currency fluctuations; quotas; shipping delays or difficulties; border adjustment taxes or other protectionist measures; and other challenges in the territories in which we operate;
•risks related to political, economic and public health conditions or regulatory changes in the markets in which we and our customers, partners, licensees, suppliers and manufacturers operate, such as inflation, fluctuating interest rates, tariffs, higher commodity prices, labor strikes, labor costs or transportation costs, or outbreaks of illness or disease, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs, reduced purchasing power or less discretionary income, or losses and delays in revenue and earnings;
•uncertain and unpredictable global and regional economic conditions impacting one or more of the markets in which we sell products, which can negatively impact our customers and consumers, result in lower employment levels, consumer disposable income, retailer inventories and spending, including lower spending on purchases of our products;
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
•risks relating to the concentration of manufacturing for many of our products in the People’s Republic of China, which include the risks associated with increased tariffs imposed by China and the U.S., and our ability to successfully diversify sourcing of our products to reduce reliance on sources of supply in China;
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
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A— “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “2024 Annual Report”).
The statements contained herein are based on our current beliefs and expectations. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-Q or to update them to reflect events or circumstances occurring after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	March 30, 2025	March 31, 2024	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $0.3, $0.9 and $0.3	$621.1	$570.2	$695.0
Accounts receivable, net	656.6	632.5	919.8
Inventories	295.8	336.2	274.2
Prepaid expenses and other current assets	339.3	456.5	353.5
Total current assets	1,912.8	1,995.4	2,242.5
Property, plant and equipment, net of accumulated depreciation of $1,047.6, $1,036.4 and $1,026.7	293.6	323.3	302.6
Goodwill	2,278.4	2,278.8	2,278.2
Other intangible assets, net of accumulated amortization of $439.8, $1,314.7 and $421.2	503.1	569.7	518.4
Other	1,052.1	1,035.8	998.6
Total assets	$6,040.0	$6,203.0	$6,340.3
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$—	$500.0	$—
Accounts payable	284.8	254.2	341.5
Accrued liabilities	871.2	1,038.0	1,059.8
Total current liabilities	1,156.0	1,792.2	1,401.3
Long-term debt	3,331.5	2,966.9	3,380.8
Other liabilities	355.0	414.0	373.2
Total liabilities	$4,842.5	$5,173.1	$5,155.3
Commitments and contingencies (Note 14)
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at March 30, 2025, March 31, 2024, and December 29, 2024	110.1	110.1	110.1
Additional paid-in capital	2,631.9	2,569.9	2,632.2
Retained earnings	2,274.4	2,148.0	2,274.2
Accumulated other comprehensive loss	(239.6)	(203.3)	(246.4)
Treasury stock, at cost; 80,160,721 shares at March 30, 2025; 81,081,180 shares at March 31, 2024; and 80,758,045 shares at December 29, 2024	(3,606.9)	(3,618.8)	(3,612.5)
Noncontrolling interests	27.6	24.0	27.4
Total shareholders' equity	1,197.5	1,029.9	1,185.0
Total liabilities, noncontrolling interests and shareholders' equity	$6,040.0	$6,203.0	$6,340.3
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net revenues	$887.1	$757.3
Costs and expenses:
Cost of sales	204.5	204.2
Program cost amortization	7.4	8.1
Royalties	57.0	50.9
Product development	80.5	65.5
Advertising	55.4	51.5
Amortization of intangible assets	17.0	17.0
Loss on disposal of business	25.0	9.1
Selling, distribution and administration	269.6	234.8
Total costs and expenses	716.4	641.1
Operating profit	170.7	116.2
Non-operating expense (income):
Interest expense	41.6	38.5
Interest income	(8.9)	(8.3)
Other expense, net	1.4	5.0
Total non-operating expense, net	34.1	35.2
Earnings before income taxes	136.6	81.0
Income tax expense	37.1	21.9
Net earnings	99.5	59.1
Net earnings attributable to noncontrolling interests	0.9	0.9
Net earnings attributable to Hasbro, Inc.	$98.6	$58.2

Net earnings per common share:
Basic	$0.71	$0.42
Diluted	$0.70	$0.42
Cash dividends declared per common share	$0.70	$0.70
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net earnings	$99.5	$59.1
Other comprehensive earnings (loss):
Foreign currency translation adjustments	10.2	(4.0)
Net (losses) gains on cash flow hedging activities, net of tax	(2.7)	1.8
Reclassifications to earnings, net of tax:
Net (losses) gains on cash flow hedging activities	(0.7)	0.4
Total other comprehensive earnings (loss), net of tax	6.8	(1.8)
Total comprehensive earnings attributable to noncontrolling interests	0.9	0.9
Total comprehensive earnings attributable to Hasbro, Inc.	$105.4	$56.4
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Three months ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net earnings	$99.5	$59.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	17.2	21.3
Loss on disposal of business	25.0	9.1
Amortization of intangible assets	17.0	17.0
Program cost amortization	7.4	8.1
Deferred income taxes	4.8	10.8
Inventory obsolescence	5.2	6.9
Stock-based compensation	18.4	(5.0)
Other non-cash items	7.9	8.7
Change in operating assets and liabilities:
Decrease in accounts receivable	258.7	388.3
Increase in inventories	(23.2)	(14.8)
Increase in prepaid expenses and other current assets	(25.3)	(36.4)
Program production costs	(2.8)	(9.3)
Decrease in accounts payable and accrued liabilities	(267.0)	(279.3)
Other	(4.7)	(6.7)
Net cash provided by operating activities	138.1	177.8
Cash flows from investing activities:
Additions to property, plant and equipment	(13.8)	(22.1)
Additions to software development	(29.4)	(23.7)
Purchases of investments	(10.0)	—
Other	0.8	(2.3)
Net cash utilized by investing activities	(52.4)	(48.1)
Cash flows from financing activities:
Repayments of borrowings	(49.2)	—
Dividends paid	(97.9)	(97.2)
Payments related to tax withholding for share-based compensation	(17.7)	(10.2)
Stock-based compensation transactions	3.8	0.2
Other	(1.4)	(1.7)
Net cash utilized by financing activities	(162.4)	(108.9)
Effect of exchange rate changes on cash	2.8	4.0
Net increase in cash, cash equivalents and restricted cash	(73.9)	24.8
Cash, cash equivalents and restricted cash at beginning of year	695.0	545.4
Cash, cash equivalents and restricted cash at end of period	$621.1	$570.2

Supplemental information
Interest paid	$28.7	$28.5
Income taxes paid, net	$26.7	$5.1
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Millions of Dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 29, 2024	$110.1	$2,632.2	$2,274.2	$(246.4)	$(3,612.5)	$27.4	$1,185.0
Net earnings attributable to Hasbro, Inc.	—	—	98.6	—	—	—	98.6
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.9	0.9
Other comprehensive gain	—	—	—	6.8	—	—	6.8
Stock-based compensation transactions	—	(19.3)	—	—	5.6	—	(13.7)
Stock-based compensation expense	—	18.4	—	—	—	—	18.4
Dividends declared	—	0.6	(98.4)	—	—	—	(97.8)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.7)	(0.7)
Balance, March 30, 2025	$110.1	$2,631.9	$2,274.4	$(239.6)	$(3,606.9)	$27.6	$1,197.5

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2023	$110.1	$2,590.6	$2,188.4	$(201.5)	$(3,625.7)	$25.1	$1,087.0
Net earnings attributable to Hasbro, Inc.	—	—	58.2	—	—	—	58.2
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.9	0.9
Other comprehensive loss	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation transactions	—	(16.9)	—	—	6.9	—	(10.0)
Stock-based compensation expense	—	(5.0)	—	—	—	—	(5.0)
Dividends declared	—	1.2	(98.6)	—	—	—	(97.4)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.0)	(2.0)
Balance, March 31, 2024	$110.1	$2,569.9	$2,148.0	$(203.3)	$(3,618.8)	$24.0	$1,029.9

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all consolidated subsidiaries ("Hasbro" or the "Company") as of March 30, 2025, March 31, 2024, and December 29, 2024, and the results of its operations and cash flows and shareholders' equity for the periods ended March 30, 2025 and March 31, 2024 in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes thereto. Actual results could differ from those estimates.
The three months ended March 30, 2025 and March 31, 2024 were 13-week periods.
The results of operations for the three months ended March 30, 2025 are not necessarily indicative of results to be expected for the full year 2025, nor were those of the comparable 2024 periods representative of those actually experienced for the full year 2024.
These consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company filed with the SEC audited consolidated financial statements for the fiscal year ended December 29, 2024 in the Company's Annual Report on Form 10-K for the year ended December 29, 2024 ("2024 Form 10-K"), which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein. Certain amounts have been reclassified to conform to current year presentation.
Other Adjustments
During the three months ended March 31, 2024, the Company corrected prior period errors associated with an $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that should have been recorded during fiscal year 2023 (recorded in Selling, distribution and administration on the Consolidated Statements of Operations). The recording of this item was not considered to be material, individually or in the aggregate, to the Company's 2023 or 2024 consolidated financial statements.
For the period ending March 31, 2024, the Company reclassified capitalized software developments costs of $178.0 million from Property, plant and equipment, net into Other long-term assets to conform with current year presentation.
Significant Accounting Policies
The Company's significant accounting policies are summarized in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2024 Form 10-K.
Recently Adopted Accounting Standards
During the three months ended March 30, 2025, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements in Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment, entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new rules are effective for

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
annual periods beginning after December 15, 2024. We are currently assessing the impact of this ASU on our consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The new standard requires enhanced additional disclosures related to certain expense categories. The new standard is effective for fiscal years beginning after December 15, 2026. We are currently assessing the impact of this ASU on our consolidated financial statement disclosures.
There were no other recently issued accounting pronouncements which would have a material effect on the Company’s condensed consolidated financial statements.

(2) Revenue Recognition
Revenue is recognized when control of the promised goods, functional intellectual property or production is transferred to the customers or licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The majority of the Company’s revenues are derived from sales of finished products to customers. See Note 1, Summary of Significant Accounting Policies, of the Company's 2024 Annual Report for the Company's revenue recognition accounting policy.
Contract Assets and Liabilities
In the ordinary course of business, the Company enters into contracts to license certain of the Company’s intellectual property, providing licensees right-to-use or access such intellectual property for use in the production and sale of consumer products and digital game development, location based entertainment, and for use within content for distribution over streaming platforms and for television and film. Through these arrangements, the Company may receive advanced royalty payments from licensees, either in advance of a licensees’ subsequent sales to customers or prior to the completion of the Company’s performance obligation. In addition, the Company’s Wizards of the Coast and Digital Gaming segment may receive advanced payments from end users of its digital games at the time of the initial purchase, through in-application purchases or through subscription services. The Company defers revenues on all licensee and digital gaming advanced payments until the respective performance obligations are satisfied. The Company records the aggregate deferred revenues as contract liabilities, with the current portion recorded within Accrued liabilities and the long-term portion recorded as Other non-current liabilities in the Company’s Consolidated Balance Sheets on the basis of the expected fixed consideration under the contract with the customer. The Company records contract assets, primarily related to (1) minimum guarantees being recognized in advance of contractual invoicing, which are recognized ratably over the terms of the respective license periods, and (2) film and television distribution revenues recorded for content delivered, where payment will occur over the license term. The current portion of contract assets is recorded in Prepaid expenses and other current assets and the long-term portion is recorded within Other long-term assets on the basis of expected receipt of cash per contractual terms.
The opening and closing balances of contract assets and contract liabilities are as follows:

	March 30, 2025	March 31, 2024
Assets
Balance at beginning of the year	$241.4	$213.3
Ending Balance	$227.1	$219.6

Liabilities
Balance at beginning of the year	$236.8	$230.8
Ending Balance	$202.6	$231.6
For the three months ended March 30, 2025, the Company recognized revenue of $134.7 million that was included in the December 29, 2024 contract liability balance. For the three months ended March 31, 2024, the Company recognized revenue of $22.1 million that was included in the December 31, 2023 contract liability balance.
Unsatisfied performance obligations
Unsatisfied performance obligations relate primarily to in-production television content to be delivered in the future under existing agreements with partnering content providers such as broadcasters, distributors, television networks

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
and subscription video on demand services. As of March 30, 2025, unrecognized revenue attributable to unsatisfied performance obligations expected to be recognized in the future was $1.4 million. Of this amount, we expect to recognize $1.4 million in the remainder of 2025. This amount includes only fixed consideration.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of March 30, 2025 and March 31, 2024 are primarily from contracts with customers. A summary of the activity in the allowance for credit losses are as follows:

	March 30, 2025	March 31, 2024
Balance at beginning of the year	$25.8	$12.7
Provisions/charges to income	14.6	0.3
Amounts charged off and other deductions	(2.9)	0.4
Foreign currency impact	0.2	(0.3)
Ending balance	$37.7	$13.1
Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Wizards of the Coast and Digital Gaming, Consumer Products, and Entertainment. The Company further disaggregates revenues within its Wizards of the Coast and Digital Gaming segment by category: Tabletop Gaming and Digital and Licensed Gaming; within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; and within its Entertainment segment by category: Film & TV, Family Brands, and Other. Finally, the Company disaggregates its revenues by brand portfolio into three brand categories: Grow Brands, Optimize Brands, and Reinvent Brands. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended
	March 30, 2025	March 31, 2024
Tabletop Gaming	$343.8	$228.2
Digital and Licensed Gaming	118.3	88.1
Net revenues	$462.1	$316.3
The following table represents consolidated Consumer Products segment net revenues by major geographic region:

	Three Months Ended
	March 30, 2025	March 31, 2024
North America	$231.4	$239.1
Europe	85.0	87.5
Asia Pacific	53.8	48.8
Latin America	28.1	37.6
Net revenues	$398.3	$413.0
The following table represents consolidated Entertainment segment net revenues by category:

	Three Months Ended
	March 30, 2025	March 31, 2024
Film and TV	$4.3	$—
Family Brands	22.4	28.0
Net revenues	$26.7	$28.0

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table represents consolidated net revenues by brand portfolio:

	Three Months Ended
	March 30, 2025	March 31, 2024
Grow Brands	$653.4	$521.7
Optimize Brands	132.1	141.8
Reinvent Brands	101.6	93.8
Net revenues	$887.1	$757.3

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
The Equity Purchase Agreement also included a holdback amount that was paid to Lionsgate upon the execution of the sale but remained recoverable by Hasbro if certain terms were not satisfied by Lionsgate within 30 days of the first anniversary of the agreement. During the three months ended March 30, 2025, the Company was informed by Lionsgate of the satisfaction of the requirements under the agreement and the final holdback amount was settled, resulting in a $25.0 million expense recorded within Loss on disposal of business on the Consolidated Statements of Operations.

(4) Earnings Per Common Share
Net earnings per share data were computed as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Net earnings attributable to Hasbro, Inc.	$98.6	$58.2

Average shares outstanding	139.8	139.1
Effect of dilutive securities:
Options and other share-based awards	1.2	0.2
Equivalent Shares	141.0	139.3

Net earnings attributable to Hasbro, Inc. per common share
Basic	$0.71	$0.42
Diluted	$0.70	$0.42
For the three months ended March 30, 2025 and March 31, 2024, options and restricted stock units totaling 0.9 million and 2.6 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(5) Goodwill
Changes in the carrying amount of goodwill, by operating segment, are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2025
Balance as of December 29, 2024	$371.0	$1,582.0	$325.2	$2,278.2
Foreign exchange translation	0.1	0.1	—	0.2
Balance as of March 30, 2025	$371.1	$1,582.1	$325.2	$2,278.4

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2024
Balance as of December 31, 2023	$371.7	$1,582.3	$325.2	$2,279.2
Foreign exchange translation	(0.2)	(0.1)	(0.1)	(0.4)
Balance as of March 31, 2024	$371.5	$1,582.2	$325.1	$2,278.8

(6) Other Comprehensive Earnings (Loss)
Components of Other comprehensive earnings (loss) are presented within the Consolidated Statements of Comprehensive Earnings (Loss). The following table presents the related tax effects on changes in Other comprehensive earnings (loss):

	Three Months Ended
	March 30, 2025	March 31, 2024
Other comprehensive earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	$1.4	$—
Reclassifications to earnings (loss), tax effect:
Tax benefit (expense) on cash flow hedging activities	0.2	(0.2)
Total tax effect on other comprehensive earnings (loss)	$1.6	$(0.2)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Changes in the components of Accumulated other comprehensive earnings (loss), net of tax are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2025
Balance at December 29, 2024	$(8.0)	$(9.1)	$(0.1)	$(229.2)	$(246.4)
Current period other comprehensive earnings (loss)	—	(3.4)	—	10.2	6.8
Balance at March 30, 2025	$(8.0)	$(12.5)	$(0.1)	$(219.0)	$(239.6)

2024
Balance at December 31, 2023	$(4.2)	$(16.8)	$(0.1)	$(180.4)	$(201.5)
Current period other comprehensive earnings (loss)	—	2.2	—	(4.0)	(1.8)
Balance at March 31, 2024	$(4.2)	$(14.6)	$(0.1)	$(184.4)	$(203.3)
Gains (Losses) on Derivative Instruments
At March 30, 2025, the Company had remaining deferred gains on foreign currency forward contracts, net of tax, of $0.8 million in Accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the three months ended March 30, 2025 or forecasted to be purchased during the remainder of 2025, intercompany expenses expected to be paid or received during 2025 and cash receipts for sales made at the end of the first quarter of 2025 or forecasted to be made in the remainder of 2025. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related Notes using the effective interest rate method. At March 30, 2025, deferred losses, net of tax of $13.3 million related to these instruments remained in AOCE. For each of the three months ended March 30, 2025 and March 31, 2024, previously deferred losses, net of tax, of $0.2 million related to these instruments were reclassified from AOCE to net earnings.
Of the amounts included in AOCE at March 30, 2025, the Company expects net gains of approximately $2.3 million to be reclassified to the Consolidated Statements of Operations within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See Note 12, Derivative Financial Instruments, for additional discussion on reclassifications from AOCE to earnings.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Additional Balance Sheet Information
Components of accrued liabilities were as follows:

	March 30, 2025	March 31, 2024	December 29, 2024
Contract liabilities - current	$202.5	$230.4	$236.5
Accrued royalties expense	131.6	128.7	160.5
Accrued income taxes	100.5	59.0	93.3
Advertising	55.9	33.3	58.7
Other taxes	51.4	45.8	60.9
Lag & cancellation charges	42.9	112.0	48.9
Interest	42.5	38.1	31.3
Severance	40.4	75.7	50.2
General vendor accruals	34.2	34.9	46.1
Lease liability - current	28.8	29.1	29.8
Freight	24.0	17.0	27.0
Payroll and management incentives	22.4	21.9	121.1
Professional fees	16.0	10.0	18.2
Defined contributions plans	14.5	18.9	21.4
Insurance	11.8	14.6	11.3
Participations and residuals	10.3	33.7	8.8
Accrued expenses - productions	0.7	0.7	0.7
Dividends	—	97.4	—
Other	40.8	36.8	35.1
Total accrued liabilities	$871.2	$1,038.0	$1,059.8
Prepaid expenses and other current assets include contract assets, current of $115.2 million, $127.3 million, and $179.5 million as of March 30, 2025, March 31, 2024, and December 29, 2024, respectively.
Other assets include deferred tax assets of $417.2 million, $406.3 million, and $424.6 million as of March 30, 2025, March 31, 2024, and December 29, 2024, respectively, and unamortized software development costs of $291.0 million, $178.0 million, and $264.4 million as of March 30, 2025, March 31, 2024, and December 29, 2024, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(8) Long-Term Debt and Other Financing
The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings are as follows:

	March 30, 2025		March 31, 2024		December 29, 2024
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$853.8	$900.0	$835.3	$900.0	$845.6
3.55% Notes Due 2026	565.1	554.7	675.0	643.8	591.9	578.0
6.05% Notes Due 2034	500.0	512.6	—	—	500.0	502.2
6.35% Notes Due 2040	500.0	512.5	500.0	511.5	500.0	507.5
3.50% Notes Due 2027	476.4	462.5	500.0	470.7	500.0	481.5
5.10% Notes Due 2044	300.0	260.6	300.0	257.3	300.0	261.3
6.60% Debentures Due 2028	109.9	116.1	109.9	114.8	109.9	114.4
3.00% Notes Due 2024	—	—	500.0	491.0	—	—
Total long-term debt	$3,351.4	$3,272.8	$3,484.9	$3,324.4	$3,401.8	$3,290.5
Less: Deferred debt expenses	19.9	—	18.0	—	21.0	—
Less: Current portion	—	—	500.0	—	—	—
Long-term debt	$3,331.5	$3,272.8	$2,966.9	$3,324.4	$3,380.8	$3,290.5
For the three months ended March 30, 2025, the Company repurchased $50.4 million of its 2026 and 2027 Notes and recorded a gain on extinguishment of $1.2 million, which was recorded in Other expense (income), net in the Consolidated Statements of Operations.
Other Financing Arrangements
The Company's third amended and restated revolving credit facility with Bank of America, as administrative agent, swing line lender, a letter of credit issuer and a lender and certain other financial institutions as lenders thereto (the "Amended Revolving Credit Facility") provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion, of which the Company has zero outstanding borrowings as of March 30, 2025. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. It also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders.
The Company also has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the program that remain unpaid by the Company were $51.2 million, $47.7 million, and $66.2 million as of March 30, 2025, March 31, 2024, and December 29, 2024, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.

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
The Company's unamortized investments in productions and investments in acquired content rights consisted of the following:

	March 30, 2025	March 31, 2024	December 29, 2024
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization	$60.9	$60.3	$62.4
Completed and not released	10.8	—	—
In production	0.4	27.3	10.8
Pre-production	8.1	8.5	7.4
	80.2	96.1	80.6
Film/TV Group Monetization
Released, net of amortization	31.4	25.4	37.5
In production	—	24.3	—
	31.4	49.7	37.5
Investment in Other Programming
Released, net of amortization	7.0	13.7	6.0
In production	1.0	5.1	0.7
Pre-production	—	0.7	—
	8.0	19.5	6.7
Total Program Investments	$119.6	$165.3	$124.8
The Company's program cost amortization, that related to investment in production that were released, during the three months ended March 30, 2025 and March 31, 2024, were $7.4 million and $8.1 million, respectively.

(10) Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
The effective tax rate ("ETR") was 27.1% for the three months ended March 30, 2025, and 27.1% for the three months ended March 31, 2024. The following items impacted the ETR for 2025 and 2024:
•During the three months ended March 30, 2025 the Company recorded an unfavorable adjustment to the Loss on Sale of the Film and TV reporting unit of $25.0 million with no tax benefit. The Company also recorded a net discrete tax benefit of $0.3 million, primarily associated with stock-based compensation.
•During the three months ended March 31, 2024 the Company recorded an unfavorable adjustment to the Loss on Sale of the Film and TV reporting unit of $9.1 million with no tax benefit. The Company also recorded a net discrete tax expense of $1.8 million, primarily associated with stock-based compensation.

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
The Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 30, 2025
Assets:
Available-for-sale securities	$10.7	$10.7	$—	$—
Derivatives	5.0	—	5.0	—
Total assets	$15.7	$10.7	$5.0	$—

Liabilities:
Derivatives	$2.1	$—	$2.1	$—
Total liabilities	$2.1	$—	$2.1	$—

March 31, 2024
Assets:
Available-for-sale securities	$0.8	$0.8	$—	$—
Derivatives	8.5	—	8.5	—
Total assets	$9.3	$0.8	$8.5	$—

Liabilities:
Derivatives	$2.9	$—	$2.9	$—
Option agreement	1.7	—	—	1.7
Total liabilities	$4.6	$—	$2.9	$1.7

December 29, 2024
Assets:
Available-for-sale securities	$0.6	$0.6	$—	$—
Derivatives	9.7	—	9.7	—
Total assets	$10.3	$0.6	$9.7	$—

Liabilities:
Derivatives	$1.7	$—	$1.7	$—
Total Liabilities	$1.7	$—	$1.7	$—
The Company's derivatives primarily consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the three months ended March 30, 2025. There were no material changes to fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3) for three months ended March 31, 2024.
Other Fair Value Measurements
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain Accrued liabilities. At March 30, 2025, March 31, 2024, and

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
December 29, 2024, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at March 30, 2025, March 31, 2024, and December 29, 2024 also include certain assets and liabilities measured at fair value, as described above. See Note 8, Long-Term Debt and Other Financing, for the fair value of the Company's outstanding debt.

(12) Derivative Financial Instruments
The Company uses foreign currency forward and option contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States and Hong Kong dollars, and Euros. All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. The Company does not enter into derivative financial instruments for speculative purposes.
Cash Flow Hedges
All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions, primarily for the remainder of 2025, and into 2026.
The notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	March 30, 2025		March 31, 2024		December 29, 2024
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$194.8	$2.6	$151.2	$0.3	$131.5	$8.0
Sales	144.4	(1.2)	75.3	(0.2)	86.0	(1.4)
Other	29.1	0.6	30.7	(1.1)	22.8	0.9
Total	$368.3	$2.0	$257.2	$(1.0)	$240.3	$7.5
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets as follows:

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	March 30, 2025	March 31, 2024	December 29, 2024
Prepaid expenses and other current assets
Unrealized gains	$5.0	$2.4	$9.1
Unrealized losses	(1.3)	(0.8)	(1.1)
Net unrealized gains	$3.7	$1.6	$8.0

Other assets
Unrealized gains	$—	$0.1	$—
Net unrealized gains	$—	$0.1	$—

Accrued liabilities
Unrealized gains	$0.8	$1.4	$0.5
Unrealized losses	(1.4)	(4.1)	(1.0)
Net unrealized losses	$(0.6)	$(2.7)	$(0.5)

Other liabilities
Unrealized gains	$0.2	$—	$—
Unrealized losses	(1.3)	—	—
Net unrealized losses	$(1.1)	$—	$—
Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Statements of Operations Classification
Cost of sales	$1.1	$0.1
Net revenues	(0.3)	(0.1)
Other	0.1	(0.1)
Net realized gains (losses)	$0.9	$(0.1)
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of March 30, 2025, March 31, 2024 and December 29, 2024, the total notional amounts of the Company's undesignated derivative instruments were $263.2 million, $328.6 million, and $289.6 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The fair values of the Company's undesignated derivative financial instruments were recorded in the Consolidated Balance Sheets as follows:

	March 30, 2025	March 31, 2024	December 29, 2024
Prepaid expenses and other current assets
Unrealized gains	$1.7	$7.0	$1.9
Unrealized losses	(0.5)	(0.2)	(0.2)
Net unrealized gains	$1.2	$6.8	$1.7

Accrued liabilities
Unrealized gains	$—	$—	$—
Unrealized losses	(0.3)	(0.2)	(1.2)
Net unrealized losses	$(0.3)	$(0.2)	$(1.2)
The Company recorded a net gain of $2.2 million and $9.1 million for three months ended March 30, 2025 and March 31, 2024, respectively, on these instruments to Other (income) expense, net relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
For additional information related to the Company's derivative financial instruments (see Note 6, Other Comprehensive Earnings (Loss) and Note 11, Fair Value of Financial Instruments).

(13) Restructuring Actions
Starting in 2022, the Company implemented its Operational Excellence program ("the Program"), an ongoing enterprise-wide initiative intended to improve our business through programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. The Company's organizational structure changes have resulted and will further result in workforce reductions as well as the reallocation of people and resources. The Company currently anticipates that these changes will be substantially complete over the next nine to twelve months.
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
The liability balance associated with the Program related restructuring actions consisted of severance payments recorded within Other accrued liabilities in the Consolidated Balance Sheets as follows:

	Three Months Ended
Operational Excellence	March 30, 2025	March 31, 2024
Balance at beginning of the year	$46.9	$81.2
Charges	1.8	5.7
Payments	(9.6)	(14.3)
Ending Balance	$39.1	$72.6
The following table presents the restructuring charges incurred to date under the Program, along with the estimated charges expected to be incurred on approved initiatives under the Program as of March 30, 2025:

Operational Excellence	Total
Charges incurred to date	$156.3
Estimated charges to be incurred on approved initiatives	—
Total expected charges on approved initiatives	$156.3

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
Contractual obligations and commercial commitments, as detailed in the Company's 2024 Form 10-K, did not materially change outside of certain payments made in the normal course of business, except as disclosed in Note 8, Long-Term Debt and Other Financing.

(15) Segment Reporting
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information by segment and a reconciliation to reported amounts for the three months ended March 30, 2025 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$505.8	$433.4	$38.0	$28.9	$1,006.1
Less: Intersegment revenue	43.7	35.1	11.3	28.9	119.0
Total net revenues	462.1	398.3	26.7	—	887.1
Cost of sales	73.8	129.8	1.1	(0.2)	204.5
Program cost amortization	—	—	7.4	—	7.4
Royalties	10.2	50.7	(8.4)	4.5	57.0
Advertising	26.3	30.6	0.1	(1.6)	55.4
Amortization of intangible assets	2.1	10.1	4.7	0.1	17.0
Distribution (1)	9.0	31.8	—	(0.7)	40.1
Managed expense (2)	110.7	189.2	33.0	2.1	335.0
Operating profit	$230.0	$(43.9)	$(11.2)	$(4.2)	$170.7

Reconciliation to Earnings (loss) before income taxes:
Interest expense					41.6
Interest income					(8.9)
Other expense (income), net					1.4
Earnings before income taxes					$136.6
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development, selling and administrative expense, and loss on disposal of business. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statement of Operations. Managed expenses for the Entertainment segment included a $25.0 million non-cash loss associated with the sale of the eOne Film and TV business.
Information by segment and a reconciliation to reported amounts for the three months ended March 31, 2024 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$354.2	$452.3	$36.5	$29.2	$872.2
Less: Intersegment revenue	37.9	39.3	8.5	29.2	114.9
Total net revenues	316.3	413.0	28.0	—	757.3
Cost of sales	61.3	141.6	1.4	(0.1)	204.2
Program cost amortization	—	—	8.1	—	8.1
Royalties	10.5	48.3	(8.0)	0.1	50.9
Advertising	24.3	27.6	0.2	(0.6)	51.5
Amortization of intangible assets	2.1	11.1	3.8	—	17.0
Distribution (1)	6.7	33.6	—	0.1	40.4
Managed expense (2)	88.6	197.7	16.7	(34.0)	269.0
Operating profit	$122.8	$(46.9)	$5.8	$34.5	$116.2

Reconciliation to Earnings (loss) before income taxes:
Interest expense					38.5
Interest income					(8.3)
Other expense (income), net					5.0
Earnings before income taxes					$81.0
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development, and selling and administrative expense. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Total assets information by segments is as follows:

(In millions)	March 30, 2025	March 31, 2024	December 29, 2024
Total Assets
Wizards of the Coast and Digital Gaming	$6,250.4	$4,662.1	$5,778.4
Consumer Products	7,845.7	6,599.9	7,785.2
Entertainment	2,819.8	2,901.5	2,857.8
Corporate and Other(1)	(10,875.9)	(7,960.5)	(10,081.1)
Total	$6,040.0	$6,203.0	$6,340.3
(1) Corporate and Other consists of investments in subsidiary and intercompany receivables.

Other supplemental information by segments are as follows:

	Three Months Ended
(In millions)	March 30, 2025	March 31, 2024
Depreciation and intangible asset amortization(1)
Wizards of the Coast and Digital Gaming	$4.6	$4.3
Consumer Products	18.2	21.6
Entertainment	5.1	4.2
Corporate and Other	6.3	8.2
Total	$34.2	$38.3
Additions to property, plant and equipment
Wizards of the Coast and Digital Gaming	$1.7	$6.0
Consumer Products	11.3	11.4
Entertainment	—	—
Corporate and Other	0.8	4.7
Total	$13.8	$22.1
(1) The amounts of depreciation disclosed by reportable segments are included within cost of sales, distribution and managed expense. Intangible asset amortization is included within amortization of intangible assets.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar and share amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the 2024 Annual Report.
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
Recent Developments
Over the last several years, Hasbro has continued our transformation for our business and we began to see tangible results from our initiatives. Specifically, we focused our efforts on strategic investments in our most valuable and profitable franchises across games, licensing, toys and entertainment. We also made significant progress in our cost-savings initiatives and further strengthened our leadership team with industry veterans and turnaround experts.
In the first quarter of 2025, we launched our refreshed strategy "Playing to Win" to refocus the Company on play and partnership. Through play fueled brand engagement and partner scaled co-investment, we plan to expand our consumer reach as a games, IP, and toy company. We have set goals and objectives to be one of the most profitable and diverse toy and game companies globally, powered by multi-segment and multi-generational franchises. Playing to Win includes five strategic building blocks:
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
As part of our Playing to Win strategy, we have realigned our brand portfolios to correspond our refreshed strategy:
•Grow Brands: Brands representing the highest margin, highest growth opportunities in categories where we see significant share and/or underlying market growth.
•Optimize Brands: Brands representing opportunities to maintain or grow share while improving operating profit returns.
•Reinvent Brands: Brands representing opportunities to reinvent or restructure to drive innovation and improved operating profit returns.
Brands periodically are reclassified, based on changes in growth, profitability or other characteristics, and when those changes occur, the respective portfolio historical revenue is included within the new classification.
Tariffs
The impact of tariffs on the Company's business operations was not significant during the first three months of 2025 and throughout 2024; however significant changes in trade policy announced by the U.S. government during the second quarter of 2025 could result in material adverse impacts to our forward-looking financial results. The Company monitors the impact of tariffs to its business operations on an ongoing basis and may need to implement actions such as imposing price adjustments or making changes in our supply chain sourcing strategies in order to mitigate the impact of tariffs in future periods. The impacts of tariffs may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, potential unrealizability of some of our existing assets, or other economic outcomes that could have a material adverse impact on our sales volumes, prices, and our financial results.
Although the final impact of tariffs is uncertain, from the Company’s scenario planning, assuming tariffs on imports from China to the United States ranging from 50% to 145%, and tariffs on imports from the rest of the world at 10%, we currently estimate between $100 million and $300 million of negative gross impact to operating profit in 2025, before any mitigation measures. Factoring in all mitigating levers, we currently estimate a negative net profit impact to the Company between $60 million and $180 million for 2025. The range of outcomes is dependent on final trade policy, customer order patterns, and impacts on consumer purchasing from tariffs and related economic conditions. The impact may be greater than set forth above. The Company also currently anticipates that tariffs will result in purchasing shifting later in the year, with a negative impact to second quarter revenues.
Summary of Results
During 2025, the Company experienced an increase in revenue from $757.3 million for the three months ended March 31, 2024 to $887.1 million for the three months ended March 30, 2025. The increase in revenue for the three months ended March 30, 2025 from the three months ended March 31, 2024 is driven primarily by growth in our Wizards of the Coast and Digital Gaming segment, inclusive of increased demand for both tabletop and licensed digital gaming, partially offset by a decrease in our Consumer Products segment related to volume declines.
The Company has made strong progress towards its ongoing transformation efforts while achieving an operating profit of $170.7 million during the three months ended March 30, 2025 as compared to $116.2 million for the three months ended March 31, 2024, respectively. See the below discussion for the consolidated and segment results of operations.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended
	March 30, 2025		March 31, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$887.1	100.0%	$757.3	100.0%
Costs and expenses:
Cost of sales	204.5	23.1%	204.2	27.0%
Program cost amortization	7.4	0.8%	8.1	1.1%
Royalties	57.0	6.4%	50.9	6.7%
Product development	80.5	9.1%	65.5	8.6%
Advertising	55.4	6.2%	51.5	6.8%
Amortization of intangible assets	17.0	1.9%	17.0	2.2%
Loss on disposal of business	25.0	2.8%	9.1	1.2%
Selling, distribution and administration	269.6	30.4%	234.8	31.0%
Total costs and expenses	716.4	80.8%	641.1	84.7%
Operating profit	170.7	19.2%	116.2	15.3%
Non-operating expense (income):
Interest expense	41.6	4.7%	38.5	5.1%
Interest income	(8.9)	(1.0)%	(8.3)	(1.1)%
Other expense, net	1.4	0.2%	5.0	0.7%
Total non-operating expense, net	34.1	3.8%	35.2	4.6%
Earnings before income taxes	136.6	15.4%	81.0	10.7%
Income tax expense	37.1	4.2%	21.9	2.9%
Net earnings	99.5	11.2%	59.1	7.8%
Net earnings attributable to noncontrolling interests	0.9	0.1%	0.9	0.1%
Net earnings attributable to Hasbro, Inc.	$98.6	11.1%	$58.2	7.7%

Net earnings per common share:
Basic	$0.71		$0.42
Diluted	$0.70		$0.42
Net revenues - Net revenues for the first quarter of 2025 increased 17% to $887.1 million from $757.3 million for the first quarter of 2024 primarily driven by a $145.8 million, or 46%, increase in the Wizards of the Coast and Digital Gaming segment, offset by a $14.7 million, or 4%, decline in the Consumer Products segment, and a $1.3 million, or 5%, decline in the Entertainment segment. See the Segment Results discussion below for further details.
The following table presents net revenues by brand portfolio category:

	Three Months Ended
	March 30, 2025	March 31, 2024	% Change
Grow Brands	$653.4	$521.7	25%
Optimize Brands	132.1	141.8	(7)%
Reinvent Brands	101.6	93.8	8%
Net revenues	$887.1	$757.3	17%
GROW BRANDS: Net revenues in the Grow Brands portfolio increased $131.7 million, or 25%, in the first quarter of 2025, compared to the first quarter of 2024. The net revenue increase primarily reflects higher net revenues from MAGIC: THE GATHERING, MONOPOLY, and MARVEL product sales and digital game licensing related to MONOPOLY GO!, which were partially offset by lower net revenues from GI JOE products.

OPTIMIZE BRANDS: Net revenues in the Optimize Brands portfolio decreased $9.7 million, or 7%, in the first quarter of 2025, compared to the first quarter of 2024. The net revenue decrease is primarily driven by lower net revenues from PEPPA PIG products, partially offset by an increase in revenue from TRANSFORMERS products, which was driven by increased consumer demand stemming from the September 2024 theatrical release of Transformers One with our partners at Paramount.
REINVENT BRANDS: Net revenues in the Reinvent Brands portfolio increased $7.8 million, or 8%, in the first quarter of 2025 compared to the first quarter of 2024. Higher net revenues from BEY BLADE products, following the Company's successful reintroduction of the brand, as well as higher consumer product licensing revenues relating to MY LITTLE PONY, which were partially offset by decreases in revenue from NERF.
OPERATING COSTS AND EXPENSES
Cost of sales - Cost of sales for the first quarter of 2025 was $204.5 million, or 23.1% of net revenues, compared to $204.2 million, or 27.0% of net revenues, for the first quarter of 2024. The decrease in cost of sales as a percent of net revenues was primarily the result of a shift in product mix, driven by an increase in both digital and consumer product licensing revenue during the quarter.
Program cost amortization - Program cost amortization decreased slightly to $7.4 million, or 0.8% of net revenues, for the first quarter of 2025 from $8.1 million, or 1.1% of net revenues, for the first quarter of 2024. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue and is based upon the current slate of entertainment projects.
Royalties - Royalty expense for the first quarter of 2025 increased to $57.0 million, or 6.4% of net revenues, compared to $50.9 million, or 6.7% of net revenues, for the first quarter of 2024. Fluctuations in Royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The increase in Royalty expense during the first quarter of 2025 was directly driven by an increase in sales for partner brands such as MARVEL, for which the Company is obligated to pay a royalty.
Product development - Product development expense for the first quarter of 2025 was $80.5 million, or 9.1% of net revenues, compared to $65.5 million, or 8.6% of net revenues, for the first quarter of 2024. The increase in Product development expense during the first quarter of 2025 was primarily due to higher incremental investment in the development of Grow Brands under the Company's new "Playing to Win" strategy.
Advertising - Advertising expense for the first quarter of 2025 was $55.4 million, or 6.2% of net revenues, compared to $51.5 million, or 6.8% of net revenues, for the first quarter of 2024. The Advertising expense increase during the first quarter of 2025 was primarily driven by the timing of sales initiatives in Consumer Products segment.
Amortization of intangible assets - Amortization of intangible assets remained flat at $17.0 million, or 1.9% of net revenues, for the first quarter of 2025, compared to $17.0 million, or 2.2% of net revenues, for the first quarter of 2024. The amortization expense was driven by the straight-line amortization of the Company's remaining definite-lived intangible assets.
Loss on disposal of business - Loss on disposal of business for the first quarter of 2025 was $25.0 million, or 2.8% of net revenues, compared to $9.1 million, or 1.2% of net revenues, for the first quarter of 2024. The increase in Loss on disposal of business was driven by the settlement of a holdback provision relating to the divestiture of the eOne Film and TV business.
Selling, distribution and administration - Selling, distribution and administration expenses increased to $269.6 million, or 30.4% of net revenues for the first quarter of 2025, from $234.8 million, or 31.0% of net revenues, for the first quarter of 2024. The increase in Selling, distribution and administration expenses during the first quarter of 2025 is primarily the result of a non-recurring stock-compensation benefit of $18.1 million recorded during the first quarter of 2024, as well as an increase in the Company's bad debt provision, partially offset by benefits from cost savings initiatives.
Operating Profit - Operating profit for the first quarter of 2025 was $170.7 million, or 19.2% of net revenues, compared to an operating profit of $116.2 million, or 15.3% of net revenues, for the first quarter of 2024 driven by the factors discussed above.
NON-OPERATING EXPENSE (INCOME)
Interest expense - Interest expense for the first quarter of 2025 totaled $41.6 million compared to $38.5 million in the first quarter of 2024. The increase in Interest expense primarily reflects a higher average interest rate on the outstanding borrowings existing as of the end of the first quarter of 2025 as compared to those outstanding as of the first quarter of 2024.

Interest income - Interest income was $8.9 million for the first quarter of 2025, compared to $8.3 million in the first quarter of 2024. Higher Interest income in 2025 primarily reflects higher cash balances in 2025 compared to 2024, partially offset by lower average interest rates.
Other expense, net - Other expense, net was $1.4 million for the first quarter of 2025, compared to Other expense, net of $5.0 million in the first quarter of 2024. The change in Other expense, net during 2025 was driven primarily by variations in the movement of foreign currencies in the first quarter of 2025 when compared to the first quarter of 2024.
INCOME TAXES
Income tax expense totaled $37.1 million on pre-tax income of $136.6 million in the first quarter of 2025 compared to income tax expense of $21.9 million on pre-tax income of $81.0 million in the first quarter of 2024. Both periods were impacted by discrete tax events including the accrual of potential interest and penalties on uncertain tax positions. During the first quarter of 2025, the Company recorded a net discrete tax benefit of $0.3 million compared to a net discrete tax expense of $1.8 million in the first quarter of 2024.
The net discrete tax benefit for the first quarter of 2025 is primarily associated with stock-based compensation offset by activity related to uncertain tax benefits. The net discrete tax expense for the first quarter of 2024 is primarily associated with stock-based compensation. Absent discrete items, the tax rates for the first quarter of 2025 and 2024 were 23.1% and 22.4%, respectively. The increase in the base rate of 23.1% for the first quarter of 2025, relative to the first quarter of 2024, is primarily due to the mix of jurisdictions where the Company earned its profits.

SEGMENT RESULTS
The following table presents net external revenues and operating profit (loss) for the Company's reportable segments:

	Three Months Ended
	March 30, 2025	March 31, 2024	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$462.1	$316.3	46%
Consumer Products	398.3	413.0	(4)%
Entertainment	26.7	28.0	(5)%
Total net revenues	$887.1	$757.3	17%

Operating profit (loss):
Wizards of the Coast and Digital Gaming	$230.0	$122.8	87%
Consumer Products	(43.9)	(46.9)	(6)%
Entertainment	(11.2)	5.8	(293)%
Corporate and Other	(4.2)	34.5	(112)%
Total Operating profit (loss)	$170.7	$116.2	47%

Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended
	March 30, 2025	March 31, 2024	% Change
Tabletop Gaming	$343.8	$228.2	51%
Digital and Licensed Gaming	118.3	88.1	34%
Net revenues	$462.1	$316.3	46%
Wizards of the Coast and Digital Gaming segment net revenues increased 46.1% in the first quarter of 2025 to $462.1 million from $316.3 million in the first quarter of 2024. The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the first quarter of 2025 was primarily attributable to revenue contributions from higher digital licensing related to MONOPOLY GO!, as well as an increase in Tabletop Gaming revenue which increased 50.7% behind growth in MAGIC: THE GATHERING, primarily due to strong demand for Aetherdrift and Tarkir Dragonstorm, as well as other various Backlist sets.
Wizards of the Coast and Digital Gaming segment operating profit was $230.0 million, or 49.8% of segment net revenues for the first quarter of 2025, compared to operating profit of $122.8 million, or 38.8% of segment net revenues, for the first quarter of 2024. Operating profit increased during the first quarter of 2025 driven by increased net revenues and continued growth in digital licensing.
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region:

	Three Months Ended
	March 30, 2025	March 31, 2024	% Change
North America	$231.4	$239.1	(3)%
Europe	85.0	87.5	(3)%
Asia Pacific	53.8	48.8	10%
Latin America	28.1	37.6	(25)%
Net revenues	$398.3	$413.0	(4)%
The Consumer Products segment net revenues decreased 4% to $398.3 million for the first quarter of 2025 compared to $413.0 million for the first quarter of 2024 primarily driven by broader industry trends and shifts in product mix. The net revenue decrease primarily reflects lower net revenues from NERF, GI JOE and PLAY-DOH products. These declines in revenue were partially offset by revenue growth from BEY BLADE, MARVEL, and TRANSFORMERS products, as well as an increase in consumer product licensing revenue from MY LITTLE PONY.
Consumer Products segment operating loss for the first quarter of 2025 was $43.9 million or 11.0% of segment net revenues, compared to a segment operating loss of $46.9 million or 11.4% of segment net revenues, for the first quarter of 2024. The decrease in operating loss in the first quarter of 2025 was driven by savings realized from the Company's cost savings and transformation initiatives, offset by a decrease in net revenues, higher royalty expenses, reflecting the mix of products sold, and higher advertising costs.
Entertainment Segment
The following table presents Entertainment segment net revenues by category:

	Three Months Ended
	March 30, 2025	March 31, 2024	% Change
Film and TV	$4.3	$—	>100%
Family Brands	22.4	28.0	(20)%
Net revenues	$26.7	$28.0	(5)%
Entertainment segment net revenues decreased 5% to $26.7 million for the first quarter of 2025, compared to $28.0 million for the first quarter of 2024. The net revenue decrease in the Entertainment segment during the first quarter of 2025 was driven primarily by the timing of entertainment streaming renewals.

Entertainment segment operating loss was $11.2 million, or 41.9% of segment net revenues for the first quarter of 2025, compared to an operating profit of $5.8 million, or 21% of segment net revenues for the first quarter of 2024. The decrease in operating profit in Entertainment segment operating results during the first quarter of 2025 was driven by a non-recurring Loss on disposal of business of $25.0 million recorded during the quarter.
Corporate and Other
Corporate and Other operating loss was $4.2 million for the first quarter of 2025 compared to an operating profit of $34.5 million for the first quarter of 2024. The decrease in operating profit in the first quarter of 2025 as compared to the first quarter of 2024 primarily reflects a non-recurring benefit from the reversal of stock compensation expense recorded in the first quarter of 2024. Refer to Note 1, Basis of Presentation, to the consolidated financial statements for further information on the stock compensation adjustment.
OTHER INFORMATION
Commitments and Contingencies
The Company enters into purchase orders with vendors and other parties in the ordinary course of business. Refer to Item 7 of our 2024 Annual Report for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2024. Additionally, refer to Note 14, Commitments and Contingencies, to the consolidated financial statements for a discussion of the Company’s commitments and contingencies. Contractual obligations and commercial commitments, as detailed in the Company's 2024 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.

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
The impact of tariffs on the Company's business operations was not significant during the first three months of 2025 and throughout 2024; however significant changes in trade policy announced by the U.S. government during the second quarter of 2025 could result in material adverse impacts to our forward-looking financial results, including the timing and extent of cash flows based upon timing in customer buying patterns and changes in our supply chain sourcing strategies.
As of March 30, 2025, the Company's cash and cash equivalents totaled $621.1 million. The majority of the Company’s cash and cash equivalents held outside of the United States as of March 30, 2025 are denominated in the U.S. dollar.
Under the Company’s commercial paper program, at the request of the Company and subject to market conditions, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The Company intends to use the commercial paper program as its primary short-term borrowing facility. As of March 30, 2025, the Company had no outstanding borrowings related to the commercial paper program.
The Company’s revolving credit facility with Bank of America, provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion. The revolving credit facility also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Company's revolving credit facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of March 30, 2025. The Company had no borrowings outstanding under its revolving credit facility as of March 30, 2025. However, letters of credit outstanding under this facility as of March 30, 2025 were approximately $3.7 million. Amounts available and unused under the revolving credit facility at March 30, 2025 were approximately $1.25 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $7.8 million was utilized as of March 30, 2025. Of the amount utilized under, or supported by, the uncommitted lines, the full $7.8 million represented letters of credit.
As of March 30, 2025, the Company had $3,331.5 million of Long-term debt due at varying times from 2026 through 2044. From time to time, the Company or its affiliates may seek to retire or purchase outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During 2025, the Company repurchased $50.4 million of its outstanding debt.
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
The amount of obligations confirmed under the supplier finance program that remain unpaid by the Company were $51.2 million, $47.7 million, and $66.2 million as of March 30, 2025, March 31, 2024 and December 29, 2024, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Net cash provided by (utilized for):
Operating activities	$138.1	$177.8
Investing activities	(52.4)	(48.1)
Financing activities	(162.4)	(108.9)
Net cash provided by Operating activities in the first three months of 2025 was $138.1 million compared to $177.8 million in the first three months of 2024. The $39.7 million decrease in net cash provided by Operating activities after adjusting for non-cash items, was primarily attributable to changes in net working capital primarily the timing of accounts receivable in the first three months of 2024, partially offset by improved net income in the first three months of 2025 compared to first three months of 2024.
Net cash utilized for Investing activities was $52.4 million in the first three months of 2025 compared to net cash utilized for Investing activities of $48.1 million in the first three months of 2024. Additions to property, plant and equipment and software were $13.8 million and $29.4 million, respectively, in the first three months of 2025 compared to $22.1 million and $23.7 million, respectively, in the first three months of 2024. Additionally, a purchase of Long-term Investments of $10.0 million occurred in the first three months of 2025 with no similar activity in the first three months of 2024.
Net cash utilized by Financing activities was $162.4 million in the first three months of 2025 compared to net cash utilized of $108.9 million in the first three months of 2024. Financing activities in the first three months of 2025 primarily include dividends paid of $97.9 million, repayments of long-term debt of $49.2 million, and $17.7 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity. Financing activities in the first three months of 2024 included $97.2 million of dividends paid and $10.2 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results include recoverability of goodwill and intangible assets and income taxes. These critical accounting policies are detailed in the Company's 2024 Form 10-K.
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
The Company reflects derivatives at their fair value as an asset or liability on the Consolidated Balance Sheets. The Company does not speculate in foreign currency exchange contracts. See Note 12, Derivative Financial Instruments, to the Company’s consolidated financial statements for further details on the Company's derivatives.
As of March 30, 2025, the Company had fixed-rate debt of $3.4 billion. The Company may from time to time assess interest rate swaps related to its outstanding debt. The Company did not have any outstanding swaps as of March 30, 2025, March 31, 2024, or December 29, 2024.
INFLATION
The impact of inflation on the Company's business operations was significant during the first three months of 2025 and throughout 2024. The Company monitors the impact of inflation to its business operations on an ongoing basis and may need to implement actions such as price adjustments to mitigate the impact of changes to the rate of inflation in future periods. However, future volatility of general price inflation could affect consumer purchases of our products and spending on entertainment. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company's financial results.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 30, 2025. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
On February 5, 2025, Dale Lee, derivatively on behalf of Hasbro, Inc., filed a putative shareholder derivative action against current and former members of the Board of Directors of the Company in the U.S. District Court for the Southern District of New York. Lee v. Cocks, et al., Case No. 1:25-cv-01018 (S.D.N.Y.). The allegations in this complaint are nearly identical to those of the West Palm Beach Firefighters' Pension Fund action. Plaintiff alleges, nominally on behalf of the Company, that the named defendants breached the Hasbro Code of Conduct and Audit Committee Charter as well as their individual fiduciary duties by making false or misleading statements, approving the making of false or misleading statements, and/or withholding information regarding the Company's inventory during the same time period as the Class Period. The action alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 with respect to the 2022 Proxy Statement, Section 10(b), 15 U.S.C. sec. 78(j) and Rule 10b-5. Plaintiff voluntarily dismissed the action.
On February 21, 2025, Patrick Ayers, derivatively on behalf of Hasbro, Inc., filed a putative shareholder derivative action against certain of the Company’s executive officers and current and former members of the Board of Directors of the Company in the U.S. District Court for the Southern District of New York, et al., Case No. 1:25-cv-1504 (S.D.N.Y.). The allegations in this complaint are substantially the same as those in the Lee action described above. Plaintiff voluntarily dismissed the action.
The Company is currently party to other certain legal proceedings, none of which we believe to be material to our business or financial condition.
Item 1A.    Risk Factors.
In connection with information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed under Item 1A. Risk Factors, in Part I of our 2024 Form 10-K and in our subsequent filings, including in this filing, should be considered. The risks set forth in our 2024 Form 10-K and in our subsequent filings, including in this filing, could materially and adversely affect our business, financial condition, and results of operations. There are no material changes from the risk factors as previously disclosed in our 2024 Form 10-K, in any of our subsequently filed reports or as otherwise set forth in this Quarterly Report.
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
There were no repurchases of the Company’s Common Stock during the three months ended March 30, 2025. At March 30, 2025, Hasbro had $241.6 million remaining available under its share repurchase authorization.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
During the three months ended March 30, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

10.1**	Hasbro, Inc. 2025 Form of Restricted Stock Unit Award Agreement
10.2**	Hasbro, Inc. 2025 Form of Performance Stock Unit Award Agreement
10.3**	Agreement between Hasbro European Services and Matt Austin
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Furnished herewith
** Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: May 6, 2025	By: /s/ Gina Goetter
Gina Goetter
Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial and Principal Accounting Officer)