Form 10-Q
period 2025-06-29
HASBRO, INC.
filed 2025-07-31
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of July 21, 2025 was 140,232,540.

Hasbro, Inc.
Form 10-Q
For the Quarter Ended June 29, 2025

Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies and plans; products, gaming and entertainment; anticipated cost savings; expected debt repayments; expected impact of newly issued accounting pronouncements; financial targets; and expectations for our future performance. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties.
Factors that might cause such a difference include, but are not limited to:
•our ability to successfully implement and execute on our Playing to Win business strategy;
•our ability to successfully compete in the play industry and further develop our digital gaming, licensing and consumer products businesses and partnerships;
•risks associated with the imposition, threat, or uncertainty of tariffs, including the impact of reciprocal or retaliatory tariffs, in markets in which we operate which could increase our product costs and other costs of doing business, result in higher prices of our products, impact consumer spending, lower our revenues, result in goodwill impairments, reduce earnings and otherwise have an adverse impact on our business;
•risks associated with international operations, such as: the imposition or threat of tariffs; conflict in territories in which we operate or which affect areas in which operate; currency conversion; currency fluctuations; quotas; shipping delays or difficulties; border adjustment taxes or other protectionist measures; and other challenges in the territories in which we operate;
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
•our ability to transform our business and capabilities to address the changing global consumer landscape, including evolving demographics for our products and advancements in emerging technologies, such as the integration of artificial intelligence ("AI") into our product development, marketing strategies, and consumer engagement, and the associated risks such as ethical concerns, evolving regulatory standards, implementation challenges, and third-party dependencies on such technologies;
•our ability to design, develop, manufacture, and ship products on a timely, cost-effective and profitable basis;
•the concentration of our customers, potentially increasing the negative impact to our business of difficulties experienced by any of our customers or changes in their purchasing or selling patterns;
•our dependence on third-party relationships, including with third-party partners, manufacturers, distributors, studios, content producers, licensors, licensees, and outsourcers, which creates reliance on others and loss of control;
•risks relating to the concentration of manufacturing for many of our products in the People’s Republic of China, which include the risks associated with increased tariffs imposed on trade between China and the U.S., and our ability to successfully diversify sourcing of our products to reduce reliance on sources of supply in China;
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
•risks relating to the impairment and/or write-offs related to businesses, products and/or content we acquire and/or produce;
•the risk that acquisitions, dispositions and other investments we complete may not provide us with the benefits we expect, or the realization of such benefits may be significantly delayed or reduced;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	June 29, 2025	June 30, 2024	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $0.3, $0.3 and $0.3	$546.9	$626.8	$695.0
Short-term investments	—	483.0	—
Accounts receivable, net	717.8	789.0	919.8
Inventories	417.1	357.6	274.2
Prepaid expenses and other current assets	359.4	418.0	353.5
Total current assets	2,041.2	2,674.4	2,242.5
Property, plant and equipment, net of accumulated depreciation of $1,055.4, $1,065.0 and $1,026.7	251.8	340.4	302.6
Goodwill	1,256.8	2,278.8	2,278.2
Other intangible assets, net of accumulated amortization of $460.3, $1,331.7 and $421.2	489.4	552.8	518.4
Other assets	1,135.2	1,017.7	998.6
Total assets	$5,174.4	$6,864.1	$6,340.3
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$—	$500.0	$—
Accounts payable	339.6	297.5	341.5
Accrued liabilities	888.2	1,032.6	1,059.8
Total current liabilities	1,227.8	1,830.1	1,401.3
Long-term debt	3,320.9	3,461.4	3,380.8
Other liabilities	356.0	399.7	373.2
Total liabilities	$4,904.7	$5,691.2	$5,155.3
Commitments and contingencies (Note 14)
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at June 29, 2025, June 30, 2024, and December 29, 2024	110.1	110.1	110.1
Additional paid-in capital	2,644.2	2,592.1	2,632.2
Retained earnings	1,319.3	2,284.7	2,274.2
Accumulated other comprehensive loss	(226.6)	(222.2)	(246.4)
Treasury stock, at cost; 80,075,685 shares at June 29, 2025; 80,905,996 shares at June 30, 2024; and 80,758,045 shares at December 29, 2024	(3,605.9)	(3,614.1)	(3,612.5)
Noncontrolling interests	28.6	22.3	27.4
Total shareholders' equity	269.7	1,172.9	1,185.0
Total liabilities, noncontrolling interests and shareholders' equity	$5,174.4	$6,864.1	$6,340.3
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net revenues	$980.8	$995.3	$1,867.9	$1,752.6
Costs and expenses:
Cost of sales	225.3	237.7	429.8	441.9
Program cost amortization	6.2	8.5	13.6	16.6
Royalties	84.5	55.3	141.5	106.2
Product development	77.5	70.4	158.0	135.9
Advertising	63.6	60.4	119.0	111.9
Amortization of intangible assets	17.2	17.1	34.2	34.1
Impairment of goodwill	1,021.9	—	1,021.9	—
Loss on disposal of business	—	15.3	25.0	24.4
Selling, distribution and administration	282.8	318.5	552.4	553.3
Total costs and expenses	1,779.0	783.2	2,495.4	1,424.3
Operating profit (loss)	(798.2)	212.1	(627.5)	328.3
Non-operating expense (income):
Interest expense	40.6	43.0	82.2	81.5
Interest income	(5.4)	(13.0)	(14.3)	(21.3)
Other (income) expense, net	(18.7)	(0.8)	(17.3)	4.2
Total non-operating expense, net	16.5	29.2	50.6	64.4
Earnings (loss) before income taxes	(814.7)	182.9	(678.1)	263.9
Income tax expense	40.0	44.4	77.1	66.3
Net earnings (loss)	(854.7)	138.5	(755.2)	197.6
Net earnings attributable to noncontrolling interests	1.1	—	2.0	0.9
Net earnings (loss) attributable to Hasbro, Inc.	$(855.8)	$138.5	$(757.2)	$196.7

Net earnings (loss) per common share:
Basic	$(6.10)	$0.99	$(5.41)	$1.41
Diluted	$(6.10)	$0.99	$(5.41)	$1.41
Cash dividends declared per common share	$0.70	$0.70	$1.40	$1.40
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net earnings (loss)	$(854.7)	$138.5	$(755.2)	$197.6
Other comprehensive earnings (loss):
Foreign currency translation adjustments	24.1	(22.8)	34.3	(26.7)
Net (losses) gains on cash flow hedging activities, net of tax	(10.4)	3.2	(13.1)	4.9
Reclassifications to earnings, net of tax:
Net (losses) gains on cash flow hedging activities	(0.7)	0.7	(1.4)	1.1
Total other comprehensive earnings (loss), net of tax	13.0	(18.9)	19.8	(20.7)
Total comprehensive earnings attributable to noncontrolling interests	1.1	—	2.0	0.9
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$(842.8)	$119.6	$(737.4)	$176.0
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Six months ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net earnings (loss)	$(755.2)	$197.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	32.1	49.6
Loss on disposal of business	25.0	24.4
Impairment of goodwill	1,021.9	—
Amortization of intangible assets	34.2	34.1
Program cost amortization	13.6	16.6
Deferred income taxes	(8.6)	12.8
Inventory obsolescence	12.0	(7.1)
Stock-based compensation	31.3	14.8
Other non-cash items	(8.3)	6.0
Change in operating assets and liabilities:
Decrease in accounts receivable	221.7	228.7
Increase in inventories	(141.1)	(25.6)
Increase in prepaid expenses and other current assets	(23.9)	(12.7)
Program production costs	(6.5)	(12.5)
Decrease in accounts payable and accrued liabilities	(177.8)	(192.7)
Change in net deemed repatriation tax	(57.4)	(8.2)
Other	(3.6)	39.3
Net cash provided by operating activities	209.4	365.1
Cash flows from investing activities:
Additions to property, plant and equipment	(29.9)	(49.5)
Additions to software development	(61.8)	(48.2)
Purchases of investments	(10.0)	(480.1)
Other	12.5	2.4
Net cash utilized by investing activities	(89.2)	(575.4)
Cash flows from financing activities:
Proceeds from long-term debt	—	498.6
Repayments of borrowings	(60.5)	—
Dividends paid	(196.0)	(194.6)
Payments related to tax withholding for share-based compensation	(19.9)	(11.9)
Stock-based compensation transactions	4.9	4.0
Payments of financing costs	—	(5.3)
Other	(3.1)	(2.3)
Net cash (utilized) provided by financing activities	(274.6)	288.5
Effect of exchange rate changes on cash	6.3	3.2
Net (decrease) increase in cash, cash equivalents and restricted cash	(148.1)	81.4
Cash, cash equivalents and restricted cash at beginning of year	695.0	545.4
Cash, cash equivalents and restricted cash at end of period	$546.9	$626.8

Supplemental information
Interest paid	$79.2	$73.3
Income taxes paid, net	$158.4	$14.4
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Millions of Dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 29, 2024	$110.1	$2,632.2	$2,274.2	$(246.4)	$(3,612.5)	$27.4	$1,185.0
Net earnings attributable to Hasbro, Inc.	—	—	98.6	—	—	—	98.6
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.9	0.9
Other comprehensive gain	—	—	—	6.8	—	—	6.8
Stock-based compensation transactions	—	(19.3)	—	—	5.6	—	(13.7)
Stock-based compensation expense	—	18.4	—	—	—	—	18.4
Dividends declared	—	0.6	(98.4)	—	—	—	(97.8)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.7)	(0.7)
Balance, March 30, 2025	$110.1	$2,631.9	$2,274.4	$(239.6)	$(3,606.9)	$27.6	$1,197.5
Net earnings (loss) attributable to Hasbro, Inc.	—	—	(855.8)	—	—	—	(855.8)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	1.1	1.1
Other comprehensive gain	—	—	—	13.0	—	—	13.0
Stock-based compensation transactions	—	(1.3)	—	—	0.6	—	(0.7)
Stock-based compensation expense	—	12.5	—	—	0.4	—	12.9
Dividends declared	—	1.1	(99.3)	—	—	—	(98.2)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.1)	(0.1)
Balance, June 29, 2025	$110.1	$2,644.2	$1,319.3	$(226.6)	$(3,605.9)	$28.6	$269.7

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2023	$110.1	$2,590.6	$2,188.4	$(201.5)	$(3,625.7)	$25.1	$1,087.0
Net earnings attributable to Hasbro, Inc.	—	—	58.2	—	—	—	58.2
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.9	0.9
Other comprehensive loss	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation transactions	—	(16.9)	—	—	6.9	—	(10.0)
Stock-based compensation expense	—	(5.0)	—	—	—	—	(5.0)
Dividends declared	—	1.2	(98.6)	—	—	—	(97.4)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.0)	(2.0)
Balance, March 31, 2024	$110.1	$2,569.9	$2,148.0	$(203.3)	$(3,618.8)	$24.0	$1,029.9
Net earnings attributable to Hasbro, Inc.	—	—	138.5	—	—	—	138.5
Other comprehensive loss	—	—	—	(18.9)	—	—	(18.9)
Stock-based compensation transactions	—	2.9	—	—	2.4	—	5.3
Stock-based compensation expense	—	17.5	—	—	2.3	—	19.8
Dividends declared	—	1.8	(1.8)	—	—	—	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.7)	(1.7)
Balance, June 30, 2024	$110.1	$2,592.1	$2,284.7	$(222.2)	$(3,614.1)	$22.3	$1,172.9

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all consolidated subsidiaries ("Hasbro" or the "Company") as of June 29, 2025, June 30, 2024, and December 29, 2024, and the results of its operations and cash flows and shareholders' equity for the periods ended June 29, 2025 and June 30, 2024 in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes thereto. Actual results could differ from those estimates.
The three months ended June 29, 2025 and June 30, 2024 were 13-week periods. The six months ended June 29, 2025 and June 30, 2024 were 26-week periods.
The results of operations for the three and six months ended June 29, 2025 are not necessarily indicative of results to be expected for the full year 2025, nor were those of the comparable 2024 periods representative of those actually experienced for the full year 2024.
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
Other Adjustments
During the three and six months ended June 30, 2024, the Company corrected prior period errors and recorded a $31.1 million expense and associated liability related to historical environmental liabilities in accordance with Accounting Standard Codification 410, Asset Retirement and Environmental Obligations (recorded in Selling, distribution and administration on the Consolidated Statements of Operations), and a $26.7 million benefit related to an over-accrual of vendor commitment liabilities (recorded in Cost of sales on the Consolidated Statements of Operations). During the six months ended June 30, 2024, the Company corrected prior period errors associated with an $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that should have been recorded during fiscal year 2023 (recorded in Selling, distribution and administration on the Consolidated Statements of Operations). The recording of these items was not considered to be material, individually or in the aggregate, to the Company's prior year consolidated financial statements.
For the period ending June 30, 2024, the Company reclassified capitalized software developments costs of $202.5 million from Property, plant and equipment, net into Other long-term assets to conform with current year presentation.
Significant Accounting Policies
The Company's significant accounting policies are summarized in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2024 Form 10-K.
Recently Adopted Accounting Standards
During the three and six months ended June 29, 2025, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
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
Contract Assets and Liabilities
In the ordinary course of business, the Company enters into contracts to license certain of the Company’s intellectual property, providing licensees right-to-use or access such intellectual property for use in the production and sale of consumer products and digital game development, location-based entertainment, and for use within content for distribution over streaming platforms and for television and film. Through these arrangements, the Company may receive advanced royalty payments from licensees, either in advance of a licensees’ subsequent sales to customers or prior to the completion of the Company’s performance obligation. In addition, the Company’s Wizards of the Coast and Digital Gaming segment may receive advanced payments from end users of its digital games at the time of the initial purchase, through in-application purchases or through subscription services. The Company defers revenues on all licensee and digital gaming advanced payments until the respective performance obligations are satisfied. The Company records the aggregate deferred revenues as contract liabilities in the Company’s Consolidated Balance Sheets on the basis of the expected consideration under the contract with the customer. The Company records contract assets, primarily related to (1) minimum guarantees being recognized in advance of contractual invoicing, which are recognized ratably over the terms of the respective license periods, and (2) film and television distribution revenues recorded for content delivered, where payment will occur over the license term. The current portion of contract assets is recorded in Prepaid expenses and other current assets and the long-term portion is recorded within Other long-term assets on the basis of expected receipt of cash per contractual terms.
The opening and closing balances of contract assets and contract liabilities are as follows:

	June 29, 2025	June 30, 2024
Assets
Balance at beginning of the year	$241.4	$213.3
Ending Balance	$270.1	$237.2

Liabilities
Balance at beginning of the year	$236.8	$230.8
Ending Balance	$202.8	$258.9
For the six months ended June 29, 2025, the Company recognized revenue of $150.8 million that was included in the December 29, 2024 contract liability balance. For the six months ended June 30, 2024, the Company recognized revenue of $45.4 million that was included in the December 31, 2023 contract liability balance.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Unsatisfied performance obligations
As of June 29, 2025, revenue for unsatisfied performance obligations expected to be recognized in the future is $998.7 million, primarily for intellectual property to be made available in the future under existing agreements with merchandise and co-branding licensees and television station affiliates. Of this amount, we expect to recognize approximately $116.8 million in the remainder of 2025, $188.8 million in 2026, $146.9 million in 2027, and $546.2 million thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of intellectual property that are solely based on the sales of the licensee.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of June 29, 2025 and June 30, 2024 are primarily from contracts with customers. A summary of the activity in the allowance for credit losses are as follows:

	June 29, 2025	June 30, 2024
Balance at beginning of the year	$25.8	$12.7
Provisions/charges to income	16.0	0.8
Amounts charged off and other	(2.3)	0.4
Foreign currency impact	0.7	(0.8)
Ending balance	$40.2	$13.1
Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Wizards of the Coast and Digital Gaming, Consumer Products, and Entertainment. The Company further disaggregates revenues within its Wizards of the Coast and Digital Gaming segment by category: Tabletop Gaming and Digital and Licensed Gaming; within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; and within its Entertainment segment by category: Film & TV and Family Brands. Finally, the Company disaggregates its revenues by brand portfolio into three brand categories: Grow Brands, Optimize Brands, and Reinvent Brands. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Tabletop Gaming	$406.3	$307.6	$750.1	$535.8
Digital and Licensed Gaming	116.1	144.4	234.4	232.5
Net revenues	$522.4	$452.0	$984.5	$768.3
The following table represents consolidated Consumer Products segment net revenues by major geographic region:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
North America	$236.0	$306.1	$467.4	$545.2
Europe	95.7	92.0	180.7	179.5
Asia Pacific	63.6	62.6	117.4	111.4
Latin America	47.1	63.8	75.2	101.4
Net revenues	$442.4	$524.5	$840.7	$937.5

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table represents consolidated Entertainment segment net revenues by category:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Film and TV	$1.5	$1.8	$5.8	$1.8
Family Brands	14.5	17.0	36.9	45.0
Net revenues	$16.0	$18.8	$42.7	$46.8
The following table represents consolidated net revenues by brand portfolio:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Grow Brands	$732.2	$704.3	$1,385.6	$1,226.0
Optimize Brands	155.5	165.0	287.6	306.8
Reinvent Brands	93.1	126.0	194.7	219.8
Net revenues	$980.8	$995.3	$1,867.9	$1,752.6

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
The Equity Purchase Agreement also included a holdback amount that was retained by Lionsgate upon the execution of the sale but remained recoverable by Hasbro if certain terms were not satisfied by Lionsgate within 30 days of the first anniversary of the agreement. During the six months ended June 29, 2025, the Company was informed by Lionsgate of the satisfaction of the requirements under the agreement and the final holdback amount was settled, resulting in a $25.0 million expense recorded within Loss on disposal of business on the Consolidated Statements of Operations.
During the three and six months ended June 30, 2024, the Company recorded a $15.3 million and $24.4 million, respectively, expense in Loss on disposal of business on the Consolidated Statements of Operations associated with certain purchase price and related adjustments.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(4) Earnings (Loss) Per Common Share
Net earnings (loss) per share data were computed as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net earnings (loss) attributable to Hasbro, Inc.	$(855.8)	$138.5	$(757.2)	$196.7

Average shares outstanding	140.3	139.5	140.0	139.2
Effect of dilutive securities:
Options and other share-based awards	—	0.5	—	0.4
Equivalent Shares	140.3	140.0	140.0	139.6

Net earnings (loss) attributable to Hasbro, Inc. per common share
Basic	$(6.10)	$0.99	$(5.41)	$1.41
Diluted	$(6.10)	$0.99	$(5.41)	$1.41
For the three and six months ended June 29, 2025, options and restricted stock units were each totaling 3.6 million and were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the three and six months ended June 30, 2024 options and restricted stock units totaling 2.0 million and 2.3 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. With respect to 2025, 2.9 million and 2.8 million awards, respectively, would have been included in the calculation of diluted shares had the Company not had a net loss for the three and six months ended June 29, 2025. Assuming that these options and restricted stock units were included, under the treasury stock method, this would have resulted in an additional 1.0 million and 1.1 million shares, respectively, being included in the diluted earnings per share calculation for the three and six months ended June 29, 2025.

(5) Goodwill
Changes in the carrying amount of goodwill, by operating segment, are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2025
Balance as of December 29, 2024	$371.0	$1,582.0	$325.2	$2,278.2
Impairment of goodwill	—	(1,021.9)	—	(1,021.9)
Foreign exchange translation	(0.4)	0.9	—	0.5
Balance as of June 29, 2025	$370.6	$561.0	$325.2	$1,256.8

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2024
Balance as of December 31, 2023	$371.7	$1,582.3	$325.2	$2,279.2
Foreign exchange translation	(0.3)	(0.1)	—	(0.4)
Balance as of June 30, 2024	$371.4	$1,582.2	$325.2	$2,278.8

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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Due to increased tariffs, including reciprocal tariffs, announced by the U.S. government in April 2025, the escalation of on-going trade policy disputes between international governments, the financial performance of certain reporting units being lower than previously forecasted, and other macroeconomic headwinds, the Company noted downward revisions to operating income and cash flow forecasts for certain of its reporting units within the Consumer Products and Entertainment segments. As a result, the Company performed an interim quantitative impairment test for the North America, Europe, Asia Pacific, and Latin America Consumer Products reporting units, as well as the Family Brands reporting unit within the Entertainment segment. Additionally, due to our ongoing transformation, we concluded that, as of the current quarter, the North America, Europe, Asia Pacific, and Latin America reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB Accounting Standard Codification ("ASC") Topic 280, Segment Reporting, and in FASB ASC Topic 350, Intangibles - Goodwill and Other. These reporting units serve similar clients and have similar products, and as of the current quarter have similar sourcing and distribution methods that along with our ongoing transformation has resulted in similar economic characteristics.
As a result of the quantitative tests performed prior to and following the aggregation, the Company determined that the carrying values of our regional Consumer Products reporting units exceeded their expected fair values and recorded pre-tax non-cash impairment charges of $1,021.9 million within the Consolidated Statements of Operations for the three and six months ended June 29, 2025. The fair values of North America and Europe were determined considering a discounted cash flow model which is primarily based on management’s future revenue and cost estimates, which included the estimated impact of tariff policies in effect and the related macroeconomic environment, and a discount rate. The fair value of the Asia Pacific and Latin America reporting units was determined considering a discounted cash flow model weighted equally with the market approach which is primarily based on multiples of comparable public companies. No impairments were recorded related to the Family Brands reporting unit.

(6) Other Comprehensive Earnings (Loss)
Components of Other comprehensive earnings (loss) are presented within the Consolidated Statements of Comprehensive Earnings (Loss). The following table presents the related tax effects on changes in Other comprehensive earnings (loss):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Other comprehensive earnings (loss), tax effect:
Tax benefit on cash flow hedging activities	$1.4	$1.2	$2.8	$1.2
Reclassifications to earnings (loss), tax effect:
Tax benefit on cash flow hedging activities	0.1	0.3	0.3	0.5
Amortization of unrecognized pension and postretirement amounts	—	—	—	—
Total tax effect on other comprehensive earnings (loss)	$1.5	$1.5	$3.1	$1.7

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Changes in the components of Accumulated other comprehensive earnings (loss), net of tax are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Earnings (Loss)
2025
Balance at December 29, 2024	$(8.0)	$(9.1)	$(0.1)	$(229.2)	$(246.4)
Current period other comprehensive earnings (loss)	—	(14.5)	—	34.3	19.8
Balance at June 29, 2025	$(8.0)	$(23.6)	$(0.1)	$(194.9)	$(226.6)

2024
Balance at December 31, 2023	$(4.2)	$(16.8)	$(0.1)	$(180.4)	$(201.5)
Current period other comprehensive earnings (loss)	—	6.0	—	(26.7)	(20.7)
Balance at June 30, 2024	$(4.2)	$(10.8)	$(0.1)	$(207.1)	$(222.2)
Gains (Losses) on Derivative Instruments
At June 29, 2025, the Company had remaining deferred losses on foreign currency forward contracts, net of tax, of $10.3 million in Accumulated other comprehensive earnings (loss) ("AOCE"). These instruments hedge payments related to inventory purchased in the six months ended June 29, 2025 or forecasted to be purchased during the remainder of 2025, intercompany expenses expected to be paid or received during 2025 and cash receipts for sales made at the end of the second quarter of 2025 or forecasted to be made in the remainder of 2025. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCE and is being amortized to interest expense over the life of the related Notes using the effective interest rate method. At June 29, 2025, deferred losses, net of tax of $13.3 million related to these instruments remained in AOCE. For each of the three months ended June 29, 2025 and June 30, 2024, previously deferred losses, net of tax, of $0.2 million related to these instruments were reclassified from AOCE to net earnings. For each of the six months ended June 29, 2025 and June 30, 2024, previously deferred losses, net of tax, of $0.4 million related to these instruments were reclassified from AOCE to net earnings.
Of the amounts included in AOCE at June 29, 2025, the Company expects net loss of approximately $5.6 million to be reclassified to the Consolidated Statements of Operations within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See Note 12, Derivative Financial Instruments, to the consolidated financial statements for additional discussion on reclassifications from AOCE to earnings.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(7) Additional Balance Sheet Information
Components of accrued liabilities were as follows:

	June 29, 2025	June 30, 2024	December 29, 2024
Contract liabilities - current	$202.7	$257.5	$236.5
Accrued royalties expense	171.1	145.4	160.5
Payroll and management incentives	69.3	51.8	121.1
Advertising	64.6	25.8	58.7
Other taxes	47.6	48.8	60.9
General vendor accruals	38.4	43.8	46.1
Lag & cancellation charges	36.0	76.3	48.9
Freight	34.9	25.7	27.0
Severance	33.3	63.0	50.2
Accrued income taxes	31.5	108.6	93.3
Interest	29.8	33.7	31.3
Lease liability - current	27.9	32.7	29.8
Defined contributions plans	17.8	19.2	21.4
Professional fees	16.9	10.1	18.2
Participations and residuals	10.0	17.8	8.8
Insurance	8.2	14.3	11.3
Accrued expenses - productions	0.7	0.5	0.7
Other	47.5	57.6	35.1
Total accrued liabilities	$888.2	$1,032.6	$1,059.8
Prepaid expenses and other current assets include contract assets, current of $129.2 million, $159.3 million, and $179.5 million as of June 29, 2025, June 30, 2024, and December 29, 2024, respectively.
Other assets include deferred tax assets of $443.7 million, $397.4 million, and $424.6 million as of June 29, 2025, June 30, 2024, and December 29, 2024, respectively, and unamortized software development costs of $323.3 million, $202.5 million, and $264.4 million as of June 29, 2025, June 30, 2024, and December 29, 2024, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(8) Long-Term Debt and Other Financing
The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings are as follows:

	June 29, 2025		June 30, 2024		December 29, 2024
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$866.4	$900.0	$830.9	$900.0	$845.6
3.55% Notes Due 2026	554.9	547.2	675.0	644.8	591.9	578.0
6.05% Notes Due 2034	500.0	514.9	500.0	500.1	500.0	502.2
6.35% Notes Due 2040	500.0	507.3	500.0	512.1	500.0	507.5
3.50% Notes Due 2027	475.0	463.9	500.0	471.5	500.0	481.5
5.10% Notes Due 2044	300.0	258.5	300.0	258.0	300.0	261.3
6.60% Debentures Due 2028	109.9	116.8	109.9	114.2	109.9	114.4
3.00% Notes Due 2024	—	—	500.0	494.6	—	—
Total long-term debt	$3,339.8	$3,275.0	$3,984.9	$3,826.2	$3,401.8	$3,290.5
Less: Deferred debt expenses	18.9	—	23.5	—	21.0	—
Less: Current portion	—	—	500.0	—	—	—
Long-term debt	$3,320.9	$3,275.0	$3,461.4	$3,826.2	$3,380.8	$3,290.5
For the six months ended June 29, 2025, the Company repurchased $61.9 million of its 2026 and 2027 Notes. For the three and six months ended June 29, 2025, the Company recorded a gain on extinguishment of $0.2 million and $1.4 million, respectively, which were recorded in Other expense (income), net in the Consolidated Statements of Operations.
Other Financing Arrangements
The Company's third amended and restated revolving credit facility with Bank of America, as administrative agent, swing line lender, a letter of credit issuer and a lender and certain other financial institutions as lenders thereto (the "Amended Revolving Credit Facility") provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion, of which the Company has zero outstanding borrowings as of June 29, 2025. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. It also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders.
The Company also has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the program that remain unpaid by the Company were $67.8 million, $72.4 million, and $66.2 million as of June 29, 2025, June 30, 2024, and December 29, 2024, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
In June 2025, the Company entered into an uncommitted money market line of credit agreement (the “Money Market Credit Facility”) to provide the Company with access to short-term cash advances with an aggregate principal amount of up to $100.0 million. The Money Market Credit Facility is intended to support the Company’s short-term liquidity needs, including working capital and general corporate purposes.
Under the terms of the Money Market Credit Facility, each loan borrowing is subject to the lender’s sole and absolute discretion with no obligation to fund and bears interest at a variable rate agreed upon at the time of each borrowing.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Money Market Credit Facility has no commitment fee or termination fee. Each advance under the Money Market Credit Facility has a maturity date of less than 90 days from the borrowing date, and the Company may voluntarily prepay any outstanding advances without premium or penalty, subject to reimbursement of actual breakage costs, if any. The Money Market Credit Facility may be terminated by the lender at any time upon written notice and is subject to customary representations, warranties, and covenants. There was no outstanding balance as of June 29, 2025.

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
The Company's unamortized investments in productions and investments in acquired content rights consisted of the following:

	June 29, 2025	June 30, 2024	December 29, 2024
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization	$56.0	$54.6	$62.4
Completed and not released	9.9	—	—
In production	1.5	30.7	10.8
Pre-production	9.3	6.9	7.4
	76.7	92.2	80.6
Film/TV Group Monetization
Released, net of amortization	31.4	43.1	37.5

Investment in Other Programming
Released, net of amortization	7.9	0.3	6.0
Completed and not released	—	0.7	—
In production	1.4	4.8	0.7
Pre-production	—	3.6	—
	9.3	9.4	6.7
Total Program Investments	$117.4	$144.7	$124.8
The Company's program cost amortization that related to investments in production that were released during the three and six months ended June 29, 2025 were $6.2 million and $13.6 million, respectively. The Company's program cost amortization that related to investments in production that were released during the three and six months ended June 30, 2024 were $8.5 million and $16.6 million, respectively.

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
The effective tax rate ("ETR") was (4.9)% and (11.4)% for the three and six months ended June 29, 2025, respectively, and 24.2% and 25.1% for the three and six months ended June 30, 2024, respectively. The following items impacted the ETR for 2025 and 2024:
•During the three months ended June 29, 2025 the Company recorded a non-cash goodwill impairment of $1,021.9 million with no corresponding tax benefit within the Consumer Products segment. The Company also recorded a net discrete tax benefit of $5.9 million, primarily associated with the release of a valuation allowance.
•During the three months ended June 30, 2024 the Company recorded an unfavorable adjustment to the Loss on disposal of the eOne Film and TV business of $15.3 million with no corresponding tax benefit. The Company also recorded a net discrete tax benefit of $1.1 million, primarily associated with uncertain tax positions.
•During the six months ended June 29, 2025 the Company recorded a non-cash goodwill impairment of $1,021.9 million within the Consumer Products segment and an unfavorable adjustment to the Loss on disposal of the eOne Film and TV business of $25.0 million. Neither adjustment had a corresponding tax benefit. The Company also recorded a net discrete tax benefit of $6.2 million, primarily associated with the release of a valuation allowance.
•During the six months ended June 30, 2024 the Company recorded unfavorable adjustments to the Loss on disposal of the eOne Film and TV business of $24.4 million with no corresponding tax benefit. The Company also recorded a net discrete tax expense of $0.7 million, primarily associated with stock-based compensation.
On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (the “Act”) into law. Under U.S. GAAP, the impact of changes in tax law are recognized as a component of the income tax provision related to continuing operations with the entire impact recognized as a discrete item in the quarter of enactment. The Act had no impact on the Company’s income tax provision during the three and six months ended June 29, 2025, and the Company is currently evaluating the impact of the Act to our consolidated financial statements in future quarters.

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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets (excluding assets for which the fair value is measured using net asset value per share):

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 29, 2025
Assets:
Available-for-sale securities	$10.8	$10.8	$—	$—
Derivatives	2.3	—	2.3	—
Total assets	$13.1	$10.8	$2.3	$—

Liabilities:
Derivatives	$11.5	$—	$11.5	$—
Total liabilities	$11.5	$—	$11.5	$—

June 30, 2024
Assets:
Short-term investments	$483.0	$483.0	$—	$—
Available-for-sale securities	0.8	0.8	—	—
Derivatives	3.5	—	3.5	—
Total assets	$487.3	$483.8	$3.5	$—

Liabilities:
Derivatives	$8.5	$—	$8.5	$—
Option agreement	1.7	—	—	1.7
Total liabilities	$10.2	$—	$8.5	$1.7

December 29, 2024
Assets:
Available-for-sale securities	$0.6	$0.6	$—	$—
Derivatives	9.7	—	9.7	—
Total assets	$10.3	$0.6	$9.7	$—

Liabilities:
Derivatives	$1.7	$—	$1.7	$—
Total Liabilities	$1.7	$—	$1.7	$—
At June 29, 2025, the Company held $10.0 million of U.S. Treasury bills. These investments are recorded at fair value and recorded in Other assets in the Company's Consolidated Balance Sheet, with unrealized gains and losses excluded from net income and is recorded in components of Other comprehensive earnings (loss), net of related tax effects, until realized. At June 30, 2024, the Company held $483.0 million of U.S. Treasury bills which were classified as held-to-maturity and carried at amortized cost, and were recorded in Short-term investments in the Company's Consolidated Balance Sheet. This amount reflects the proceeds from the Company's $500.0 million debt offering completed in May 2024, which the proceeds, together with available cash, were used to repay the 2024 Notes.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Company's derivatives primarily consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the six months ended June 29, 2025. There were no material changes to fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3) for six months ended June 30, 2024.
Other Fair Value Measurements
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain Accrued liabilities. At June 29, 2025, June 30, 2024, and December 29, 2024, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 29, 2025, June 30, 2024, and December 29, 2024 also include certain assets and liabilities measured at fair value, as described above. See Note 8, Long-Term Debt and Other Financing, to the consolidated financial statements for the fair value of the Company's outstanding debt.

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
The notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 29, 2025		June 30, 2024		December 29, 2024
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$254.2	$(11.8)	$172.2	$5.3	$131.5	$8.0
Sales	125.8	(0.4)	110.5	(0.7)	86.0	(1.4)
Other	65.8	0.8	30.5	0.5	22.8	0.9
Total	$445.8	$(11.4)	$313.2	$5.1	$240.3	$7.5
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets as follows:

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	June 29, 2025	June 30, 2024	December 29, 2024
Prepaid expenses and other current assets
Unrealized gains	$0.4	$3.4	$9.1
Unrealized losses	(0.3)	(1.7)	(1.1)
Net unrealized gains	$0.1	$1.7	$8.0

Other assets
Unrealized gains	$—	$1.9	$—
Unrealized losses	—	(0.1)	—
Net unrealized gains	$—	$1.8	$—

Accrued liabilities
Unrealized gains	$3.0	$0.2	$0.5
Unrealized losses	(9.0)	(3.2)	(1.0)
Net unrealized losses	$(6.0)	$(3.0)	$(0.5)

Other liabilities
Unrealized gains	$0.4	$—	$—
Unrealized losses	(5.9)	—	—
Net unrealized losses	$(5.5)	$—	$—
Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Statements of Operations Classification
Cost of sales	$0.7	$—	$1.8	$0.1
Net revenues	0.2	(0.5)	(0.1)	(0.6)
Other	(0.1)	(0.2)	—	(0.3)
Net realized gains (losses)	$0.8	$(0.7)	$1.7	$(0.8)
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of June 29, 2025, June 30, 2024 and December 29, 2024, the total notional amounts of the Company's undesignated derivative instruments were $263.4 million, $246.6 million, and $289.6 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The fair values of the Company's undesignated derivative financial instruments were recorded in the Consolidated Balance Sheets as follows:

	June 29, 2025	June 30, 2024	December 29, 2024
Prepaid expenses and other current assets
Unrealized gains	$2.2	$—	$1.9
Unrealized losses	—	—	(0.2)
Net unrealized gains	$2.2	$—	$1.7

Accrued liabilities
Unrealized gains	$—	$0.4	$—
Unrealized losses	—	(5.8)	(1.2)
Net unrealized losses	$—	$(5.4)	$(1.2)
The Company recorded a net gain of $7.0 million and $9.2 million for three and six months ended June 29, 2025, respectively, and a net loss of $4.9 million and a net gain of $4.2 million for three and six months ended June 30, 2024, respectively, on these instruments to Other (income) expense, net relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
For additional information related to the Company's derivative financial instruments (see Note 6, Other Comprehensive Earnings (Loss) and Note 11, Fair Value of Financial Instruments, to the consolidated financial statements).

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
The liability balance associated with the Program related restructuring actions consisted of severance payments recorded within Other accrued liabilities in the Consolidated Balance Sheets as follows:

	Six Months Ended
Operational Excellence	June 29, 2025	June 30, 2024
Balance at beginning of the year	$46.9	$81.2
Charges	8.6	7.4
Payments	(22.0)	(28.1)
Ending Balance	$33.5	$60.5
The following table presents the restructuring charges incurred to date under the Program, along with the estimated charges expected to be incurred on approved initiatives under the Program as of June 29, 2025:

Operational Excellence	Total
Charges incurred to date	$163.1
Estimated charges to be incurred on approved initiatives	—
Total expected charges on approved initiatives	$163.1

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
Contractual obligations and commercial commitments, as detailed in the Company's 2024 Form 10-K, did not materially change outside of certain payments made in the normal course of business, except as disclosed in Note 8, Long-Term Debt and Other Financing, to the consolidated financial statements.

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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information by segment and a reconciliation to reported amounts for the three months ended June 29, 2025 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$571.2	$493.4	$28.1	$41.2	$1,133.9
Less: Intersegment revenue	48.8	51.0	12.1	41.2	153.1
Total net revenues	522.4	442.4	16.0	—	980.8
Cost of sales	78.2	145.5	1.6	—	225.3
Program cost amortization	—	—	6.2	—	6.2
Royalties	40.6	56.7	(11.5)	(1.3)	84.5
Advertising	26.8	36.6	0.1	0.1	63.6
Amortization of intangible assets	2.1	10.1	4.9	0.1	17.2
Distribution (1)	10.9	33.3	—	0.9	45.1
Managed expense (2)	121.9	1,189.7	8.6	16.9	1,337.1
Operating profit (loss)	$241.9	$(1,029.5)	$6.1	$(16.7)	$(798.2)

Reconciliation to Earnings (loss) before income taxes:
Interest expense					40.6
Interest income					(5.4)
Other (income) expense, net					(18.7)
Earnings before income taxes					$(814.7)
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development, selling and administrative expense and impairment of goodwill. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Impairment of goodwill is included in Impairment of goodwill in the Consolidated Statement of Operations. Managed expenses for the Consumer Products segment included a $1021.9 million non-cash loss associated with the impairment of the reporting units within the Consumer Products segment. See Note 5, Goodwill, to the consolidated financial statements for further information.
Information by segment and a reconciliation to reported amounts for the three months ended June 30, 2024 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$488.0	$589.2	$30.8	$34.2	$1,142.2
Less: Intersegment revenue	36.0	64.7	12.0	34.2	146.9
Total net revenues	452.0	524.5	18.8	—	995.3
Cost of sales (1)	67.8	194.6	1.9	(26.6)	237.7
Program cost amortization	—	—	8.5	—	8.5
Royalties	10.7	61.1	(17.2)	0.7	55.3
Advertising	20.2	38.0	0.1	2.1	60.4
Amortization of intangible assets	2.0	11.1	3.8	0.2	17.1
Distribution (2)	7.7	39.0	—	(0.1)	46.6
Managed expense (1) (3)	96.5	190.0	22.7	48.4	357.6
Operating profit (loss)	$247.1	$(9.3)	$(1.0)	$(24.7)	$212.1

Reconciliation to Earnings (loss) before income taxes:
Interest expense					43.0
Interest income					(13.0)
Other (income) expense, net					(0.8)
Earnings before income taxes					$182.9
(1) During the three months ended June 30, 2024, the Company recorded two non-recurring prior year adjustments: (i) a $31.1 million expense related to historical environmental liabilities that was recorded in managed expense and (ii) a $26.7 million benefit related to over-accrual of vendor commitment liabilities that was recorded in Cost of sales. See Note 1, Basis of Presentation, to the consolidated financial statements for further information. Both of these originally related to the Consumer Products segment; however, because the non-recurring nature of these

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
adjustments are related to historical periods and not associated with the on-going future operations of the Consumer Products segment, the Company recorded the error corrections within Corporate and Other.
(2) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(3) Managed expenses consist of product development and selling and administrative expense. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Managed expenses for the Entertainment segment included a $15.3 million loss associated with the sale of the eOne Film and TV business.

Information by segment and a reconciliation to reported amounts for the six months ended June 29, 2025 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$1,076.9	$926.8	$66.1	$70.0	$2,139.8
Less: Intersegment revenue	92.4	86.1	23.4	70.0	271.9
Total net revenues	984.5	840.7	42.7	—	1,867.9
Cost of sales	152.0	275.3	2.7	(0.2)	429.8
Program cost amortization	—	—	13.6	—	13.6
Royalties	50.8	107.4	(19.9)	3.2	141.5
Advertising	53.1	67.1	0.2	(1.4)	119.0
Amortization of intangible assets	4.2	20.3	9.6	0.1	34.2
Distribution (1)	20.0	65.1	—	0.2	85.3
Managed expense (2)	232.6	1,379.0	41.4	19.0	1,672.0
Operating profit (loss)	$471.8	$(1,073.5)	$(4.9)	$(20.9)	$(627.5)

Reconciliation to Earnings (loss) before income taxes:
Interest expense					82.2
Interest income					(14.3)
Other (income) expense, net					(17.3)
Earnings before income taxes					$(678.1)
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development, selling and administrative expense, impairment of goodwill, and loss on disposal of business. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Impairment of goodwill is included in the Impairment of goodwill in the Consolidated Statement of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statement of Operations. Managed expenses for the Consumer Products segment included a $1021.9 million non-cash loss associated with the impairment of the reporting units within the Consumer Products segment. See Note 5, Goodwill, to the consolidated financial statements for further information. Managed expenses for the Entertainment segment included a $25.0 million non-cash loss associated with the sale of the eOne Film and TV business.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information by segment and a reconciliation to reported amounts for the six months ended June 30, 2024 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$842.2	$1,041.5	$67.3	$63.4	$2,014.4
Less: Intersegment revenue	73.9	104.0	20.5	63.4	261.8
Total net revenues	768.3	937.5	46.8	—	1,752.6
Cost of sales (1)	129.1	336.2	3.3	(26.7)	441.9
Program cost amortization	—	—	16.6	—	16.6
Royalties	21.2	109.4	(25.2)	0.8	106.2
Advertising	44.5	65.6	0.3	1.5	111.9
Amortization of intangible assets	4.1	22.2	7.6	0.2	34.1
Distribution (2)	14.4	72.6	—	—	87.0
Managed expense (1) (3)	185.1	387.7	39.4	14.4	626.6
Operating profit (loss)	$369.9	$(56.2)	$4.8	$9.8	$328.3

Reconciliation to Earnings (loss) before income taxes:
Interest expense					81.5
Interest income					(21.3)
Other (income) expense, net					4.2
Earnings before income taxes					$263.9
(1) During the six months ended June 30, 2024, the Company recorded two non-recurring prior year adjustments: (i) a $31.1 million expense related to historical environmental liabilities that was recorded in managed expense and (ii) a $26.7 million benefit related to over-accrual of vendor commitment liabilities that was recorded in Cost of sales. See Note 1, Basis of Presentation, to the consolidated financial statements for further information. Both of these originally related to the Consumer Products segment; however, because the non-recurring nature of these adjustments are related to historical periods and not associated with the on-going future operations of the Consumer Products segment, the Company recorded the error corrections within Corporate and Other.
(2) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(3) Managed expenses consist of product development, and selling and administrative expense. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statement of Operations. Managed expenses for the Entertainment segment included a $24.4 million loss associated with the sale of the eOne Film and TV business.

Total assets information by segments is as follows:

(In millions)	June 29, 2025	June 30, 2024	December 29, 2024
Total Assets
Wizards of the Coast and Digital Gaming	$6,856.5	$5,111.4	$5,778.4
Consumer Products	8,616.5	6,930.1	7,785.2
Entertainment	1,438.7	2,884.9	2,857.8
Corporate and Other(1)	(11,737.3)	(8,062.3)	(10,081.1)
Total	$5,174.4	$6,864.1	$6,340.3

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(1) Corporate and Other consists of investments in subsidiary and intercompany receivables.

Other supplemental information by segments are as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Depreciation and intangible asset amortization(1)
Wizards of the Coast and Digital Gaming	$4.3	$4.3	$8.9	$8.6
Consumer Products	24.8	28.6	43.1	50.2
Entertainment	5.2	4.2	10.3	8.3
Corporate and Other	(2.4)	8.3	4.0	16.6
Total	$31.9	$45.4	$66.3	$83.7
Additions to property, plant and equipment
Wizards of the Coast and Digital Gaming	$5.4	$9.0	$7.1	$15.0
Consumer Products	11.0	13.2	22.2	24.5
Entertainment	—	—	0.1	—
Corporate and Other	(0.3)	5.2	0.5	10.0
Total	$16.1	$27.4	$29.9	$49.5
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
Recent Developments
Hasbro has continued our business transformation and we are seeing tangible results. We are focusing our efforts on strategic investments in our most valuable and profitable franchises across games, licensing, toys and entertainment. We have made significant progress in our cost-savings initiatives and further strengthened our leadership team with industry veterans and turnaround experts.
In the first quarter of 2025, we launched our refreshed strategy "Playing to Win" to refocus the Company on play and partnership. Through play fueled brand engagement and partner scaled co-investment, we plan to expand our consumer reach as a games, IP, and toy company. Our objective is to be one of the most profitable and diverse toy and game companies globally, powered by multi-segment and multi-generational franchises. Playing to Win includes five strategic building blocks:
•Profitable Franchises: Deliver on the fundamentals of profitable, play-focused brands, through innovation, partnership, operational excellence, managed cost-discipline and retail execution.
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
•Partner Scale: Drive profitable reach through strategic relationships and partnerships, including with retail, licensors and licensees.
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
Tariffs
The impact of tariffs on the Company's business operations was not significant during the first six months of 2025 and throughout 2024; however significant changes in trade policy announced by the U.S. government during the second quarter of 2025 could adversely impact our forward-looking financial results. The Company monitors the impact of tariffs to its business operations on an ongoing basis and may need to implement actions such as imposing price adjustments or making changes in our supply chain sourcing strategies in order to mitigate the impact of tariffs in future periods. The impacts of tariffs may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, actual or potential impairments, write-downs or unrealizability of some of our existing assets, or other economic outcomes that could have a material adverse impact on our sales volumes, prices, and our financial results.
As a result of the estimated impact of tariffs and other macroeconomic headwinds on the Company's forward-looking forecasts, in the second quarter of 2025, the Company assessed its goodwill for potential impairment, resulting in the recognition of a non-cash goodwill impairment of $1,021.9 million in the Consumer Products segment. See further detail in Note 5, Goodwill, to the consolidated financial statements.
While the final impact of tariffs remains uncertain, the Company continues to execute decisively against the evolving tariff backdrop. The Company is forecasting a broad range of potential outcomes and based on updated trade policy developments, the Company has estimated $60 million of expense in our full year 2025 financial statements.
Summary of Results
During 2025, the Company experienced a slight decrease in revenue from $995.3 million for the three months ended June 30, 2024 to $980.8 million for the three months ended June 29, 2025. The decrease in revenue is driven by volumes declines in our Consumer Products segment, partially offset by an increase in our Wizards of the Coast and Digital Gaming segment, with an increased demand for tabletop gaming.
The Company experienced an increase in revenue from $1,752.6 million for the six months ended June 30, 2024 to $1,867.9 million for the six months ended June 29, 2025. This increase in revenue is driven primarily by growth in our Wizards of the Coast and Digital Gaming segment, inclusive of increased demand for both tabletop and licensed digital gaming, partially offset by volume declines in our Consumer Products segment.
The Company experienced operating loss of $798.2 million and $627.5 million for the three and six months ended June 29, 2025, respectively, as compared to operating profit of $212.1 million and $328.3 million for the three and six months ended June 30, 2024, respectively, primarily driven by the $1,021.9 million non-cash goodwill impairment recorded in the Consumer Products segment in the second quarter of 2025.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the three months ended June 29, 2025 and June 30, 2024:

	Three Months Ended
	June 29, 2025		June 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$980.8	100.0%	$995.3	100.0%
Costs and expenses:
Cost of sales	225.3	23.0%	237.7	23.9%
Program cost amortization	6.2	0.6%	8.5	0.9%
Royalties	84.5	8.6%	55.3	5.6%
Product development	77.5	7.9%	70.4	7.1%
Advertising	63.6	6.5%	60.4	6.1%
Amortization of intangible assets	17.2	1.8%	17.1	1.7%
Impairment of goodwill	1,021.9	104.2%	—	—%
Loss on disposal of business	—	—%	15.3	1.5%
Selling, distribution and administration	282.8	28.8%	318.5	32.0%
Total costs and expenses	1,779.0	181.4%	783.2	78.7%
Operating profit (loss)	(798.2)	(81.4)%	212.1	21.3%
Non-operating expense (income):
Interest expense	40.6	4.1%	43.0	4.3%
Interest income	(5.4)	(0.6)%	(13.0)	(1.3)%
Other (income) expense, net	(18.7)	(1.9)%	(0.8)	(0.1)%
Total non-operating expense, net	16.5	1.7%	29.2	2.9%
Earnings (loss) before income taxes	(814.7)	(83.1)%	182.9	18.4%
Income tax expense	40.0	4.1%	44.4	4.5%
Net earnings (loss)	(854.7)	(87.1)%	138.5	13.9%
Net earnings attributable to noncontrolling interests	1.1	0.1%	—	—%
Net earnings (loss) attributable to Hasbro, Inc.	$(855.8)	(87.3)%	$138.5	13.9%

Net earnings (loss) per common share:
Basic	$(6.10)		$0.99
Diluted	$(6.10)		$0.99
Net revenues - Net revenues for the second quarter of 2025 decreased 1% to $980.8 million from $995.3 million for the second quarter of 2024 primarily driven by a $82.1 million, or 16%, decrease in the Consumer Products segment, and a $2.8 million, or 15%, decrease in the Entertainment segment, offset by a $70.4 million, or 16%, increase in the Wizards of the Coast and Digital Gaming segment. See the Segment Results discussion below for further details.

The following table presents net revenues by brand portfolio category:

	Three Months Ended
	June 29, 2025	June 30, 2024	% Change
Grow Brands	$732.2	$704.3	4%
Optimize Brands	155.5	165.0	(6)%
Reinvent Brands	93.1	126.0	(26)%
Net revenues	$980.8	$995.3	(1)%
GROW BRANDS: Net revenues in the Grow Brands portfolio increased $27.9 million, or 4%, in the second quarter of 2025, compared to the second quarter of 2024. The net revenue increase primarily reflects higher net revenues from MAGIC: THE GATHERING, which was partially offset by lower net revenues from PLAY-DOH and MARVEL products. The lower net revenues from MARVEL are attributed to the timing of movie and content releases.
OPTIMIZE BRANDS: Net revenues in the Optimize Brands portfolio decreased $9.5 million, or 6%, in the second quarter of 2025, compared to the second quarter of 2024. The net revenue decrease is primarily driven by lower net revenues from STAR WARS and PEPPA PIG products, partially offset by an increase in revenue from DUEL MASTERS products.
REINVENT BRANDS: Net revenues in the Reinvent Brands portfolio decreased $32.9 million, or 26%, in the second quarter of 2025 compared to the second quarter of 2024. The net revenue decrease is primarily driven by lower net revenues from NERF, partially offset by an increase in revenue from BEYBLADE and MY LITTLE PONY products.
OPERATING COSTS AND EXPENSES
Cost of sales - Cost of sales for the second quarter of 2025 was $225.3 million, or 23.0% of net revenues, compared to $237.7 million, or 23.9% of net revenues, for the second quarter of 2024. The decrease in cost of sales was primarily the result of a shift in product mix, driven by an increase in both digital and consumer product licensing revenue during the quarter, offset by a non-recurring $26.7 million benefit related to a historical over-accrual of vendor commitment liabilities that was recorded during the second quarter of 2024.
Program cost amortization - Program cost amortization decreased slightly to $6.2 million, or 0.6% of net revenues, for the second quarter of 2025 from $8.5 million, or 0.9% of net revenues, for the second quarter of 2024. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue and is based upon the current slate of entertainment projects.
Royalties - Royalty expense for the second quarter of 2025 increased to $84.5 million, or 8.6% of net revenues, compared to $55.3 million, or 5.6% of net revenues, for the second quarter of 2024. Fluctuations in Royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The increase in Royalty expense during the second quarter of 2025 was directly driven by an increase in sales from MAGIC: THE GATHERING, primarily due to strong demand for Final Fantasy, for which the Company is obligated to pay a royalty.
Product development - Product development expense for the second quarter of 2025 was $77.5 million, or 7.9% of net revenues, compared to $70.4 million, or 7.1% of net revenues, for the second quarter of 2024. The increase in Product development expense during the second quarter of 2025 was primarily due to higher incremental investment in the development of Grow Brands under the Company's "Playing to Win" strategy.
Advertising - Advertising expense for the second quarter of 2025 was $63.6 million, or 6.5% of net revenues, compared to $60.4 million, or 6.1% of net revenues, for the second quarter of 2024. The Advertising expense increase during the second quarter of 2025 was primarily driven by the timing of sales initiatives in the Consumer Products segment.
Amortization of intangible assets - Amortization of intangible assets remained flat at $17.2 million, or 1.8% of net revenues, for the second quarter of 2025, compared to $17.1 million, or 1.7% of net revenues, for the second quarter of 2024. The amortization expense was driven by the straight-line amortization of the Company's remaining definite-lived intangible assets.
Impairment of Goodwill - During the second quarter of 2025, the Company recorded a $1,021.9 million non-cash goodwill impairment charge associated with goodwill assigned to reporting units within the Company's Consumer Products segment. There were no goodwill impairment charges in the second quarter of 2024. See further detail in Note 5, Goodwill, to the consolidated financial statements for further information.

Loss on disposal of business - During the second quarter of 2025, the Company did not recognize a Loss on disposal of business. During the second quarter of 2024, the Company recorded a $15.3 million Loss on disposal of business from certain purchase price and related adjustments relating to the divestiture of the eOne Film and TV business.
Selling, distribution and administration - Selling, distribution and administration expenses decreased to $282.8 million, or 28.8% of net revenues for the second quarter of 2025, from $318.5 million, or 32.0% of net revenues, for the second quarter of 2024. The decrease in Selling, distribution and administration expenses during the second quarter of 2025 is primarily the result of a non-recurring $31.1 million expense related to historical environmental liabilities recorded during the second quarter of 2024 and benefits from cost savings initiatives.
Operating profit (loss) - Operating loss for the second quarter of 2025 was $798.2 million, or 81.4% of net revenues, compared to an operating profit of $212.1 million, or 21.3% of net revenues, for the second quarter of 2024 driven by the factors discussed above.
NON-OPERATING EXPENSE (INCOME)
Interest expense - Interest expense for the second quarter of 2025 totaled $40.6 million compared to $43.0 million in the second quarter of 2024. The decrease in Interest expense primarily reflects lower outstanding borrowings existing as of the end of the second quarter of 2025 as compared to those outstanding as of the second quarter of 2024.
Interest income - Interest income was $5.4 million for the second quarter of 2025, compared to $13.0 million in the second quarter of 2024. Lower Interest income in 2025 primarily reflects the Company's investments in treasury bills that were higher in 2024 as compared to 2025.
Other (income) expense, net - Other (income) expense, net was net income of $18.7 million for the second quarter of 2025, compared to net income of $0.8 million in the second quarter of 2024. The change in Other (income) expense, net during 2025 was driven primarily by variations in the movement of foreign currencies in the second quarter of 2025 when compared to the second quarter of 2024.
INCOME TAXES
Income tax expense totaled $40.0 million on a pre-tax loss of $814.7 million in the second quarter of 2025 compared to an income tax expense of $44.4 million on pre-tax income of $182.9 million in the second quarter of 2024. Both periods were impacted by discrete tax events. During the second quarter of 2025, the Company recorded a non-cash goodwill impairment within the Consumer Products segment of $1,021.9 million with no corresponding tax benefit. The second quarter of 2024 included a $15.3 million unfavorable adjustment to the 2023 Loss on disposal of the eOne Film and TV business with no corresponding tax benefit.
During the second quarter of 2025, exclusive of the impairment of goodwill, the Company recorded a net discrete tax benefit of $5.9 million compared to a net discrete tax benefit, exclusive of the adjustment to the Loss on disposal of the eOne Film and TV business, of $1.1 million in the second quarter of 2024.
The net discrete tax benefit recorded in the second quarter of 2025 is primarily associated with the release of a valuation allowance. The net discrete tax benefit recorded in the second quarter of 2024 is primarily associated with the release of various uncertain tax positions.
Absent discrete items, the tax rates for the second quarter of 2025 and 2024 were 22.1% and 22.9%, respectively. The decrease in the base rate to 22.1% for the second quarter of 2025 relative to the second quarter of 2024 is primarily due to the mix of jurisdictions where the Company earned its profits.

SEGMENT RESULTS
The following table presents net external revenues and operating profit (loss) for the Company's reportable segments:

	Three Months Ended
	June 29, 2025	June 30, 2024	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$522.4	$452.0	16%
Consumer Products	442.4	524.5	(16)%
Entertainment	16.0	18.8	(15)%
Total net revenues	$980.8	$995.3	(1)%

Operating profit (loss):
Wizards of the Coast and Digital Gaming	$241.9	$247.1	(2)%
Consumer Products	(1,029.5)	(9.3)	10,970%
Entertainment	6.1	(1.0)	(710)%
Corporate and Other	(16.7)	(24.7)	(32)%
Total Operating profit (loss)	$(798.2)	$212.1	(476)%
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended
	June 29, 2025	June 30, 2024	% Change
Tabletop Gaming	$406.3	$307.6	32%
Digital and Licensed Gaming	116.1	144.4	(20)%
Net revenues	$522.4	$452.0	16%
Wizards of the Coast and Digital Gaming segment net revenues increased 16% in the second quarter of 2025 to $522.4 million from $452.0 million in the second quarter of 2024. The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the second quarter of 2025 was primarily attributable to increase in Tabletop Gaming revenue which increased 32.1% behind growth in MAGIC: THE GATHERING, primarily due to strong demand for Final Fantasy as well as other various Backlist sets. This was offset in a decrease in digital licensing revenue related to MONOPOLY GO! and Baldur's Gate 3. The higher net revenues for Baldur's Gate 3 in the second quarter of 2024 was due primarily to the release of the game during the third quarter of 2023.
Wizards of the Coast and Digital Gaming segment operating profit was $241.9 million, or 46.3% of segment net revenues for the second quarter of 2025, compared to operating profit of $247.1 million, or 54.7% of segment net revenues, for the second quarter of 2024. Operating profit decreased during the second quarter of 2025 due to increased royalty expense, driven by an increase in sales of MAGIC: THE GATHERING, primarily due to strong demand for Final Fantasy, for which the Company is obligated to pay a royalty.
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region:

	Three Months Ended
	June 29, 2025	June 30, 2024	% Change
North America	$236.0	$306.1	(23)%
Europe	95.7	92.0	4%
Asia Pacific	63.6	62.6	2%
Latin America	47.1	63.8	(26)%
Net revenues	$442.4	$524.5	(16)%

The Consumer Products segment net revenues decreased 16% to $442.4 million for the second quarter of 2025 compared to $524.5 million for the second quarter of 2024 primarily driven by broader industry trends and shifts in product mix. The net revenue decrease primarily reflects lower net revenues from NERF, PLAY-DOH, STAR WARS, and MARVEL products. These declines in revenue were partially offset by revenue growth in consumer product licensing revenue. The lower net revenues from STAR WARS and MARVEL products are attributed to the timing of movie and content releases.
Consumer Products segment operating loss for the second quarter of 2025 was $1,029.5 million, or 232.7% of segment net revenues, compared to a segment operating loss of $9.3 million, or 1.8% of segment net revenues, for the second quarter of 2024. The increase in operating loss in the second quarter of 2025 was driven by decrease in net revenues and a non-cash goodwill impairment charge of $1,021.9 million recorded during the second quarter of 2025. This was partially offset by savings realized from the Company's cost savings and transformation initiatives.
Entertainment Segment
The following table presents Entertainment segment net revenues by category:

	Three Months Ended
	June 29, 2025	June 30, 2024	% Change
Film and TV	$1.5	$1.8	(17)%
Family Brands	14.5	17.0	(15)%
Net revenues	$16.0	$18.8	(15)%
Entertainment segment net revenues decreased 15% to $16.0 million for the second quarter of 2025, compared to $18.8 million for the second quarter of 2024. The net revenue decrease in the Entertainment segment during the second quarter of 2025 was driven primarily by the timing of entertainment streaming renewals.
Entertainment segment operating profit was $6.1 million, or 38.1% of segment net revenues for the second quarter of 2025, compared to an operating loss of $1.0 million, or 5% of segment net revenues for the second quarter of 2024. The increase in operating profit in Entertainment segment operating results during the second quarter of 2025 was driven by a non-recurring Loss on disposal of business of $15.3 million recorded during the second quarter of 2024.
Corporate and Other
Corporate and Other operating loss was $16.7 million for the second quarter of 2025 compared to an operating loss of $24.7 million for the second quarter of 2024. The decrease in operating loss in the second quarter of 2025 as compared to the second quarter of 2024 primarily reflects the net impact of the two prior period non-recurring adjustments recorded during the second quarter of 2024. Refer to Note 1, Basis of Presentation, to the consolidated financial statements for further information on the two non-recurring adjustments.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the six months ended June 29, 2025 and June 30, 2024:

	Six Months Ended
	June 29, 2025		June 30, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,867.9	100.0%	$1,752.6	100.0%
Costs and expenses:
Cost of sales	429.8	23.0%	441.9	25.2%
Program cost amortization	13.6	0.7%	16.6	0.9%
Royalties	141.5	7.6%	106.2	6.1%
Product development	158.0	8.5%	135.9	7.8%
Advertising	119.0	6.4%	111.9	6.4%
Amortization of intangible assets	34.2	1.8%	34.1	1.9%
Impairment of goodwill	1,021.9	54.7%	—	—%
Loss on disposal of business	25.0	1.3%	24.4	1.4%
Selling, distribution and administration	552.4	29.6%	553.3	31.6%
Total costs and expenses	2,495.4	133.6%	1,424.3	81.3%
Operating profit (loss)	(627.5)	(33.6)%	328.3	18.7%
Non-operating expense (income):				—%
Interest expense	82.2	4.4%	81.5	4.7%
Interest income	(14.3)	(0.8)%	(21.3)	(1.2)%
Other (income) expense, net	(17.3)	(0.9)%	4.2	0.2%
Total non-operating expense, net	50.6	2.7%	64.4	3.7%
Earnings (loss) before income taxes	(678.1)	(36.3)%	263.9	15.1%
Income tax expense	77.1	4.1%	66.3	3.8%
Net earnings (loss)	(755.2)	(40.4)%	197.6	11.3%
Net earnings attributable to noncontrolling interests	2.0	0.1%	0.9	0.1%
Net earnings (loss) attributable to Hasbro, Inc.	$(757.2)	(40.5)%	$196.7	11.2%

Net earnings (loss) per common share:
Basic	$(5.41)		$1.41
Diluted	$(5.41)		$1.41

Net revenues - Net revenues for the first six months of 2025 increased 7% to $1,867.9 million from $1,752.6 million for the first six months of 2024 primarily driven by a $216.2 million, or 28%, increase in the Wizards of the Coast and Digital Gaming segment, partially offset by a $96.8 million, or 10%, decrease in the Consumer Products segment and a $4.1 million, or 9%, decrease in the Entertainment segment. See the Segment Results discussion below for further details.

The following table presents net revenues by brand portfolio category:

	Six Months Ended
	June 29, 2025	June 30, 2024	% Change
Grow Brands	$1,385.6	$1,226.0	13%
Optimize Brands	287.6	306.8	(6)%
Reinvent Brands	194.7	219.8	(11)%
Net revenues	$1,867.9	$1,752.6	7%

GROW BRANDS: Net revenues in the Grow Brands portfolio increased $159.6 million, or 13%, in the first six months of 2025, compared to the first six months of 2024. The net revenue increase primarily reflects higher net revenues from MAGIC: THE GATHERING, and MONOPOLY product sales and digital game licensing related to MONOPOLY GO!, which were partially offset by lower net revenues from PLAY-DOH and GI JOE products.
OPTIMIZE BRANDS: Net revenues in the Optimize Brands portfolio decreased $19.2 million, or 6%, in the first six months of 2025, compared to the first six months of 2024. The net revenue decrease is primarily driven by lower net revenues from PEPPA PIG and STAR WARS products, partially offset by an increase in net revenue from DUEL MASTERS and TRANSFORMERS products. TRANSFORMERS products were driven by increased consumer demand stemming from the September 2024 theatrical release of Transformers One with our partners at Paramount.
REINVENT BRANDS: Net revenues in the Reinvent Brands portfolio decreased $25.1 million, or 11%, in the first six months of 2025 compared to the first six months of 2024. The net revenue decrease is primarily driven by lower net revenues from NERF products, partially offset by an increase in net revenues from BEY BLADE products, following the Company's successful reintroduction of the brand, as well as higher consumer product licensing revenues relating to MY LITTLE PONY.

OPERATING COSTS AND EXPENSES

Cost of sales - Cost of sales for the first six months of 2025 was $429.8 million, or 23.0% of net revenues, compared to $441.9 million, or 25.2% of net revenues, for the first six months of 2024. The Cost of sales decrease was driven primarily by lower sales volumes, supply chain productivity, and cost savings initiatives, offset by a 2024 recording of a non-recurring $26.7 million benefit related to a historical over-accrual of vendor commitment liabilities as discussed in Note 1, Basis of Presentation, to the consolidated financial statements.

Program cost amortization - Program cost amortization decreased to $13.6 million, or 0.7% of net revenues, for the first six months of 2025 from $16.6 million, or 0.9% of net revenues, for the first six months of 2024. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue and is based upon the current slate of entertainment projects.

Royalties - Royalty expense for the first six months of 2025 increased to $141.5 million, or 7.6% of net revenues, compared to $106.2 million, or 6.1% of net revenues, for the first six months of 2024. Fluctuations in Royalty expense are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The increase in Royalty expense for the first six months of 2025 was directly driven by an increase in sales from MAGIC: THE GATHERING, primarily due to strong demand for Final Fantasy, for which the Company is obligated to pay a royalty.

Product development - Product development expense for the first six months of 2025 was $158.0 million, or 8.5% of net revenues, compared to $135.9 million, or 7.8% of net revenues, for the first six months of 2024. The increase in Product development expense during the first six months of 2025 was primarily due to higher incremental investment in the development of Grow Brands under the Company's "Playing to Win" strategy.

Advertising - Advertising expense for the first six months of 2025 was $119.0 million, or 6.4% of net revenues, compared to $111.9 million, or 6.4% of net revenues, for the first six months of 2024. The Advertising expense increase during the first six months of 2025 was primarily driven by the timing of sales initiatives in the Consumer Products segment.

Amortization of intangibles - Amortization of intangible assets remained flat at $34.2 million, or 1.8% of net revenues, for the first six months of 2025, as compared to $34.1 million, or 1.9% of net revenues, for the first six months of 2024. The amortization expense was driven by the straight-line amortization of the Company's remaining definite-lived intangible assets.

Impairment of goodwill - During the first six months of 2025, the Company recorded a $1,021.9 million non-cash goodwill impairment charge associated with goodwill assigned to reporting units within the Company's Consumer Products segment. There were no goodwill impairment charges during the first six months of 2024. See further detail in Note 5, Goodwill, to the consolidated financial statements for further information.

Loss on disposal of business - Loss on disposal of business for the first six months of 2025 was $25.0 million, or 1.3% of net revenues, as compared to $24.4 million, or 1.4% of net revenues, for the first six months of 2024. The Loss on disposal of business relates to the divestiture of the eOne Film and TV business. See further detail in Note 3, Sale of Non-Core Entertainment One Film and TV Business, to the consolidated financial statements for further information.

Selling, distribution and administration - Selling, distribution and administration expenses decreased to $552.4 million, or 29.6% of net revenues for the first six months of 2025, from $553.3 million, or 31.6% of net revenues, for the first six months of 2024. The decrease in Selling, distribution and administration expenses during the first six months of 2025 primarily due to cost savings initiatives, a non-recurring $31.1 million expense related to historical environmental liabilities during the second quarter of 2024, partially offset by a non-recurring stock-compensation adjustment of $18.1 million recorded during the first quarter of 2024, as discussed in Note 1, Basis of Presentation, to the consolidated financial statements.

Operating Profit (Loss) - The operating loss for the first six months of 2025 was $627.5 million, or 33.6% of net revenues, compared to an operating profit of $328.3 million, or 18.7% of net revenues, for the first six months of 2024 driven by the factors discussed above.

NON-OPERATING EXPENSE (INCOME)

Interest expense - Interest expense for the first six months of 2025 totaled $82.2 million compared to $81.5 million in the first six months of 2024. The slight increase in Interest expense primarily reflects a higher average interest rate on the outstanding borrowings existing partially offset by lower average borrowings as of the end of the second quarter of 2025 as compared to those outstanding as of the second quarter of 2024.

Interest income - Interest income was $14.3 million for the first six months of 2025, compared to $21.3 million in the first six months of 2024. Lower Interest income in 2025 primarily reflects the Company's investments in treasury bills that were higher in 2024 as compared to 2025.

Other (income) expense, net - Other (income) expense, net was net income of $17.3 million for the first six months of 2025, compared to net expense of $4.2 million in the first six months of 2024. The change in Other (income) expense, net during 2025 was driven primarily by an increase in foreign currency exchange gains the first six months of 2025 as compared to foreign currency exchange losses for the first six months of 2024.

INCOME TAXES
Income tax expense totaled $77.1 million on a pre-tax loss of $678.1 million in the first six months of 2025 compared to an income tax expense of $66.3 million on pre-tax income of $263.9 million in the first six months of 2024. Both periods were impacted by discrete tax events. During the first six months of 2025, the Company recorded a non-cash goodwill impairment within the Consumer Products segment of $1,021.9 million with no corresponding tax benefit.
During the first six months of 2024, the Company recorded a $24.4 million unfavorable adjustment to the 2023 Loss on disposal of the eOne Film and TV business with no corresponding tax benefit. During the first six months of 2025, exclusive of the impairment of goodwill, the Company recorded a net discrete tax benefit of $6.2 million compared to a net discrete tax expense, exclusive of the Loss on disposal of the eOne Film and TV business, of $0.7 million in the first six months of 2024.
The net discrete tax benefit recorded in the first six months of 2025 is primarily associated with the release of a valuation allowance. The net discrete tax expense recorded in the first six months of 2024 is primarily associated with stock-based compensation.
Absent discrete items, the tax rates for the first six months of 2025 and 2024 were 22.6% and 22.7%, respectively. The decrease in the base rate to 22.6% for the first six months of 2025 relative to the first six months of 2024 is primarily due to the mix of jurisdictions where the Company earned its profits.

SEGMENT RESULTS

The following table presents net external revenues and operating profit (loss) for the Company's reportable segments for the six months ended June 29, 2025 and June 30, 2024:

	Six Months Ended
	June 29, 2025	June 30, 2024	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$984.5	$768.3	28%
Consumer Products	840.7	937.5	(10)%
Entertainment	42.7	46.8	(9)%
Total net revenues	$1,867.9	$1,752.6	7%

Operating profit (loss):
Wizards of the Coast and Digital Gaming	$471.8	$369.9	28%
Consumer Products	(1,073.5)	(56.2)	1,810%
Entertainment	(4.9)	4.8	(202)%
Corporate and Other	(20.9)	9.8	(313)%
Total Operating profit (loss)	$(627.5)	$328.3	(291)%

Wizards of the Coast and Digital Gaming Segment

The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the six months ended June 29, 2025 and June 30, 2024:

	Six Months Ended
	June 29, 2025	June 30, 2024	% Change
Tabletop Gaming	$750.1	$535.8	40%
Digital and Licensed Gaming	234.4	232.5	1%
Net revenues	$984.5	$768.3	28%

Wizards of the Coast and Digital Gaming segment net revenues increased 28% in the first six months of 2025 to $984.5 million from $768.3 million in the first six months of 2024. Tabletop Gaming revenue increased 40% behind growth in MAGIC: THE GATHERING primarily due to strong demand for Final Fantasy, Tarkir, Dragon Storm and Aetherdrift. The net revenue increase in Digital and Licensed Gaming during the first six months of 2025 was primarily attributable to revenue contributions from higher digital licensing of MONOPOLY GO!.

Wizards of the Coast and Digital Gaming segment operating profit was $471.8 million, or 47.9% of segment net revenues for the first six months of 2025, compared to operating profit of $369.9 million, or 48.1% of segment net revenues, for the first six months of 2024. The operating profit increase during the first six months of 2025 was driven by increased net revenues, contributions from higher digital licensing revenue mix and cost savings initiatives, offset by higher royalty expense related to the strong demand for Final Fantasy for which the Company is obligated to pay a royalty.

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the six months ended June 29, 2025 and June 30, 2024:

	Six Months Ended
	June 29, 2025	June 30, 2024	% Change
North America	$467.4	$545.2	(14)%
Europe	180.7	179.5	1%
Asia Pacific	117.4	111.4	5%
Latin America	75.2	101.4	(26)%
Net revenues	$840.7	$937.5	(10)%

The Consumer Products segment net revenues decreased 10% to $840.7 million for the first six months of 2025 compared to $937.5 million for the first six months of 2024 primarily driven by broader industry trends and shifts in product mix. The net revenue decrease primarily reflects lower net revenues from NERF, PLAY-DOH, Hasbro Gaming, GI JOE and STAR WARS products. These declines in revenue were partially offset by revenue growth from BEY BLADE and TRANSFORMERS products, as well as an increase in consumer product licensing revenue from MY LITTLE PONY.

Consumer Products segment operating loss for the first six months of 2025 was $1,073.5 million, or 127.7% of segment net revenues, compared to a segment operating loss of $56.2 million, or 6.0% of segment net revenues, for the first six months of 2024. The increase in operating loss in the first six months of 2025 was driven by decrease in net revenues and a non-cash goodwill impairment charge of $1,021.9 million recorded during 2025. This was offset by savings realized from the Company's cost savings and transformation initiatives.

Entertainment Segment
The following table presents Entertainment segment net revenues by category for the six months ended June 29, 2025 and June 30, 2024:

	Six Months Ended
	June 29, 2025	June 30, 2024	% Change
Film and TV	$5.8	$1.8	222%
Family Brands	36.9	45.0	(18)%
Net revenues	$42.7	$46.8	(9)%

Entertainment segment net revenues decreased 9% to $42.7 million for the first six months of 2025, compared to $46.8 million for the first six months of 2024. The net revenue decrease in the Entertainment segment during the first six months of 2025 was driven primarily by timing of entertainment streaming renewals.

Entertainment segment operating loss was $4.9 million, or 11% of segment net revenues, for the first six months of 2025, compared to an operating profit of $4.8 million, or 10% of segment net revenues, for the first six months of 2024. The decrease in Entertainment segment operating results during the first six months of 2025 was primarily driven by a decrease in net revenues, along with a non-recurring Loss on disposal of business of $25.0 million during the first six months of 2025, that was offset by a non-recurring Loss on disposal of business of $24.4 million during the first six months of 2024. Refer to Note 3, Sale of Non-Core Entertainment One Film and TV Business, to the consolidated financial statements for further information on the non-recurring Loss on disposal of business.

Corporate and Other
Corporate and Other operating loss was $20.9 million for the first six months of 2025 compared to an operating profit of $9.8 million for the first six months of 2024. The operating loss in the first six months of 2025 as compared to the operating income in the first six months of 2024 was due to the net impact of the two prior period non-recurring adjustments recorded during the second quarter of 2024 partially offset by a benefit from a non-recurring adjustment for stock compensation expense reversal recorded in the first quarter of 2024. Refer to Note 1, Basis of Presentation, to the consolidated financial statements for further information on these non-recurring adjustments.

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
The Company believes that the funds available to it, including cash expected to be generated from operations, funds available through its commercial paper program or its available lines of credit, are adequate to meet its working capital needs for the next twelve months. The Company may also issue debt or equity securities from time to time to provide additional sources of liquidity when pursuing opportunities to enhance our long-term competitive position, while maintaining a strong balance sheet.
The impact of tariffs on the Company's business operations was not significant during the first six months of 2025 and throughout 2024; however significant changes in trade policy announced by the U.S. government during the second quarter of 2025 could adversely impact our forward-looking financial results, including the timing and extent of cash flows based upon timing in customer buying patterns and changes in our supply chain sourcing strategies.
As of June 29, 2025, the Company's cash and cash equivalents totaled $546.9 million. The majority of the Company’s cash and cash equivalents held outside of the United States as of June 29, 2025 are denominated in the U.S. dollar.
Under the Company’s commercial paper program, at the request of the Company and subject to market conditions, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The Company intends to use the commercial paper program as its primary short-term borrowing facility. As of June 29, 2025, the Company had no outstanding borrowings related to the commercial paper program.
The Company’s revolving credit facility with Bank of America, provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion. The revolving credit facility also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Company's revolving credit facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of June 29, 2025. The Company had no borrowings outstanding under its revolving credit facility as of June 29, 2025. However, letters of credit outstanding under this facility as of June 29, 2025 were approximately $3.7 million. Amounts available and unused under the revolving credit facility at June 29, 2025 were approximately $1.25 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $8.4 million was utilized as of June 29, 2025. Of the amount utilized under, or supported by, the uncommitted lines, the full $8.4 million represented letters of credit.
As of June 29, 2025, the Company had $3,320.9 million of Long-term debt due at varying times from 2026 through 2044. From time to time, the Company or its affiliates may seek to retire or purchase outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During 2025, the Company repurchased $61.9 million of its outstanding debt.
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
In June 2025, the Company entered into a money market line of credit agreement (the “Money Market Credit Facility”) to provide the Company with access to uncommitted, short-term cash advances with an aggregate principal amount of up to $100.0 million. The Money Market Credit Facility is intended to support the Company’s short-term liquidity needs, including working capital and general corporate purposes. As of June 29, 2025, the Company did not have any outstanding credit under the Money Market Credit Facility. See note 8, Long-Term Debt and Other Financing, to the consolidated financial statements for further information.
The amount of obligations confirmed under the supplier finance program that remain unpaid by the Company were $67.8 million, $72.4 million, and $66.2 million as of June 29, 2025, June 30, 2024 and December 29, 2024, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows:

	Six Months Ended
	June 29, 2025	June 30, 2024
Net cash provided by (utilized for):
Operating activities	$209.4	$365.1
Investing activities	(89.2)	(575.4)
Financing activities	(274.6)	288.5
Net cash provided by Operating activities in the first six months of 2025 was $209.4 million compared to $365.1 million in the first six months of 2024. The $155.7 million decrease in net cash provided by Operating activities after adjusting for non-cash items, was primarily attributable to changes in net working capital including the timing of inventory and payment of the net deemed repatriation tax, in the first six months of 2025 compared to first six months of 2024.
Net cash utilized for Investing activities was $89.2 million in the first six months of 2025 compared to net cash utilized for Investing activities of $575.4 million in the first six months of 2024. Additions to property, plant and equipment and software were $29.9 million and $61.8 million, respectively, in the first six months of 2025 compared to $49.5 million and $48.2 million, respectively, in the first six months of 2024. Additionally, a purchase of Long-term Investments of $10.0 million occurred in the first six months of 2025 with compared to the purchase of Short-term Investments of $480.1 million in the first six months of 2024.
Net cash utilized by Financing activities was $274.6 million in the first six months of 2025 compared to net cash utilized of $288.5 million in the first six months of 2024. Financing activities in the first six months of 2025 primarily include dividends paid of $196.0 million, repayments of long-term debt of $60.5 million, and $19.9 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity. Financing activities in the first six months of 2024 include $500.0 million of proceeds from issuance of the 2034 Notes, $194.6 million of dividends paid and $11.9 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. We believe that at June 29, 2025, there has been no material change to this information except as noted below.
Recoverability of Goodwill and Intangible Assets
The quantitative test of goodwill for impairment requires us to estimate the fair value of our reporting units. We test goodwill at the reporting unit level, which we define as one level below the operating segment. Our reporting units are aligned with our product lines that are separately managed and reviewed. During the second quarter of 2025, we performed a quantitative impairment test for certain of our reporting units within the Consumer Products and Entertainment segments. The reporting units within the Consumer Products segment subject to the quantitative test included North America, Europe, Asia Pacific, and Latin America as well as the Family Brands reporting unit within the Entertainment segment. We have concluded that North America, Europe, Asia Pacific, and Latin America reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350, Intangibles - Goodwill and Other. These reporting units serve similar clients and have similar products, including similar sourcing and distribution methods and they have similar economic characteristics.
We determined that the carrying values of our regional consumer products reporting units, and when aggregated during the second quarter of 2025 based upon similar economic characteristics, exceeded their respective fair values and recorded aggregate pre-tax non-cash impairment charges of $1,021.9 million. Specifically, the fair values of North America and Europe reporting units were determined considering a discounted cash flow model which is primarily based on management’s future revenue and cost estimates, which included the estimated impact of tariff policies in effect and the related macroeconomic environment, and discount rate. The fair value of the Asia Pacific and Latin America reporting units was determined considering a discounted cash flow model weighted equally with the market approach which is primarily based on multiples of comparable public companies.
The fair value of our Family Brands reporting unit, within the Entertainment segment, exceeded the carrying value of that reporting unit by approximately 15%. $325.2 million of goodwill is allocated to the Family Brands reporting unit. The fair value of the Family Brands reporting unit was determined considering a discounted cash flow model weighted equally with the market approach which is primarily based on multiples of comparable public companies. Management closely monitors the operating results of all reporting units in addition to macroeconomic conditions and trade policy developments. Further volatility of trade, geopolitical tensions, or negative global economic developments could cause significant further decreases in the operating results of our reporting units, which may result in a recognition of a goodwill impairment that could be material to the Consolidated Financial Statements in future periods.
Critical assumptions used in the determination of the reporting units’ fair value included management’s estimated future revenue growth rates, estimated future margins, and discount rate. Estimated future revenue growth and margins are based on management’s best estimate about current and future conditions. During the second quarter of 2025, the regional consumer products reporting units included discount rates ranging from 10.5% to 14.0% and a terminal value revenue growth rate of 3.0%. Additionally, the forecasted growth in operating profit margins towards the terminal value operating profit is aligned with industry averages. For the Family Brands reporting unit, critical assumptions included a discount rate approximating 9.5%, a terminal value revenue growth rate of 3.0%, and a terminal operating profit margin consistent with levels achieved in recent historical periods when excluding one-time impairment and disposal charges. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates are based on a number of factors including historical experience and information obtained from reporting unit management. Actual results could differ from these estimates, especially given uncertainty related to tariffs, global trade policy, and global macroeconomic conditions. We determined the discount rate using our weighted average cost of capital adjusted for risk factors specific to the reporting unit, with comparison to market and industry data.

We proceeded to perform sensitivities in our impairment testing of the Family Brands reporting unit by (i) increasing the discount rate 250 basis points, (ii) decreasing the expected long-term growth rate 750 basis points, (iii) decreasing the annual revenue projections 400 basis points, and (iv) decreasing projected gross margins 1,000 basis points. None of these sensitivities individually would have resulted in a conclusion that the goodwill in our Family Brands reporting unit were impaired.
More information regarding goodwill is contained in Note 5, Goodwill, in the consolidated financial statements.
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
As of June 29, 2025, the Company had fixed-rate debt of $3.3 billion. The Company may from time to time assess interest rate swaps related to its outstanding debt. The Company did not have any outstanding swaps as of June 29, 2025, June 30, 2024, or December 29, 2024.
INFLATION
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
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 29, 2025. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
There were no repurchases of the Company’s Common Stock during the six months ended June 29, 2025. At June 29, 2025, Hasbro had $241.6 million remaining available under its share repurchase authorization.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
During the six months ended June 29, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

10.1**	Hasbro, Inc. 2025 Performance Rewards Program
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Furnished herewith
** Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: July 31, 2025	By: /s/ Gina Goetter
Gina Goetter
Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial and Principal Accounting Officer)