Form 10-Q
period 2025-09-28
HASBRO, INC.
filed 2025-11-05
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of October 31, 2025 was 140,337,023.

Hasbro, Inc.
Form 10-Q
For the Quarter Ended September 28, 2025

Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies and plans; products, gaming and entertainment; anticipated cost savings; expected debt repayments; expected impact of tariffs; anticipated benefits and potential impact of moving our Rhode Island operations to Boston, Massachusetts; expected impact of newly issued accounting pronouncements and tax legislation; financial targets; and expectations for our future performance. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties.
Factors that might cause such a difference include, but are not limited to:
•our ability to successfully implement and execute on our Playing to Win business strategy;
•our ability to successfully compete in the play industry and further develop our digital gaming, licensing and consumer products businesses and partnerships;
•our ability to continually introduce new and innovative products that are accepted by consumers, particularly for brands such as MAGIC: THE GATHERING in which we have seen an increasing concentration of our sales;
•risks associated with the imposition, threat, or uncertainty of tariffs, including the impact of reciprocal or retaliatory tariffs, in markets in which we operate which could increase our product costs and other costs of doing business, result in higher prices of our products, impact consumer spending, lower our revenues, result in delays or reductions in purchases from our customers, result in goodwill impairments, reduce earnings and otherwise have an adverse impact on our business;
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
•our ability to transform our business and capabilities to address the changing global consumer landscape, including evolving demographics for our products and advancements in emerging technologies, such as the integration of artificial intelligence into our product development, marketing strategies, and consumer engagement, and the associated risks such as ethical concerns, evolving regulatory standards, implementation challenges, and third-party dependencies on such technologies;
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
•our ability to attract and retain talented and diverse employees;
•our business could be adversely affected by challenges and disruptions arising from the loss of skills, knowledge or expertise, and from uncertainty regarding the continued employment of key personnel, particularly as a result of recent workforce reductions and the planned relocation of our Rhode Island operations to Boston, Massachusetts;
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
•risk or disruption to our business or ability to protect our assets and intellectual property, including as a result of infringement, theft, misappropriation, cyber-attacks or other acts compromising the integrity of our assets or intellectual property or systems;
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
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “2024 Annual Report”).
The statements contained herein are based on our current beliefs and expectations. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-Q or to update them to reflect events or circumstances occurring after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	September 28, 2025	September 29, 2024	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $0.3, $0.3 and $0.3	$620.9	$696.1	$695.0
Short-term investments	—	489.3	—
Accounts receivable, net	995.2	1,069.2	919.8
Inventories	396.7	375.4	274.2
Prepaid expenses and other current assets	397.2	391.6	353.5
Total current assets	2,410.0	3,021.6	2,242.5
Property, plant and equipment, net of accumulated depreciation of $1,075.8, $1,100.8 and $1,026.7	243.0	331.6	302.6
Goodwill (Note 5)	1,256.5	2,278.9	2,278.2
Other intangible assets, net of accumulated amortization of $476.1, $1,350.5 and $421.2	470.9	539.5	518.4
Other assets	1,141.4	1,058.3	998.6
Total assets	$5,521.8	$7,229.9	$6,340.3
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$—	$500.0	$—
Accounts payable	381.4	420.3	341.5
Accrued liabilities	1,032.2	1,132.5	1,059.8
Total current liabilities	1,413.6	2,052.8	1,401.3
Long-term debt	3,318.8	3,462.6	3,380.8
Other liabilities	355.6	404.8	373.2
Total liabilities	5,088.0	5,920.2	5,155.3
Commitments and contingencies (Note 14)
Shareholders' equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares at September 28, 2025, September 29, 2024, and December 29, 2024	110.1	110.1	110.1
Additional paid-in capital	2,670.4	2,609.5	2,632.2
Retained earnings	1,452.4	2,408.2	2,274.2
Accumulated other comprehensive loss	(222.4)	(227.8)	(246.4)
Treasury stock, at cost; 79,963,865 shares at September 28, 2025; 80,798,468 shares at September 29, 2024; and 80,758,045 shares at December 29, 2024	(3,604.1)	(3,612.8)	(3,612.5)
Noncontrolling interests	27.4	22.5	27.4
Total shareholders' equity	433.8	1,309.7	1,185.0
Total liabilities, noncontrolling interests and shareholders' equity	$5,521.8	$7,229.9	$6,340.3
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net revenues	$1,387.5	$1,281.3	$3,255.4	$3,033.9
Costs and expenses:
Cost of sales	414.3	378.9	844.1	820.8
Program cost amortization	7.4	7.9	21.0	24.5
Royalties	114.3	98.0	255.8	204.2
Product development	97.6	76.3	255.6	212.2
Advertising	108.3	101.9	227.3	213.8
Amortization of intangible assets	17.2	17.1	51.4	51.2
Impairment of goodwill (Note 5)	—	—	1,021.9	—
Loss on disposal of business	—	—	25.0	24.4
Selling, distribution and administration	287.3	299.3	839.7	852.6
Total costs and expenses	1,046.4	979.4	3,541.8	2,403.7
Operating profit (loss)	341.1	301.9	(286.4)	630.2
Non-operating expense:
Interest expense	40.8	46.2	123.0	127.7
Interest income	(6.3)	(14.7)	(20.6)	(36.0)
Other expense (income), net	1.4	(19.9)	(15.9)	(15.7)
Total non-operating expense, net	35.9	11.6	86.5	76.0
Earnings (loss) before income taxes	305.2	290.3	(372.9)	554.2
Income tax expense	71.3	67.0	148.4	133.3
Net earnings (loss)	233.9	223.3	(521.3)	420.9
Net earnings attributable to noncontrolling interests	0.7	0.1	2.7	1.0
Net earnings (loss) attributable to Hasbro, Inc.	$233.2	$223.2	$(524.0)	$419.9

Net earnings (loss) per common share:
Basic	$1.66	$1.60	$(3.74)	$3.01
Diluted	$1.64	$1.59	$(3.74)	$3.00
Cash dividends declared per common share	$0.70	$0.70	$2.10	$1.40
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net earnings (loss)	$233.9	$223.3	$(521.3)	$420.9
Other comprehensive earnings (loss):
Foreign currency translation adjustments	2.3	(1.4)	36.6	(28.1)
Net gains (losses) on hedging activities, net of tax	1.3	(4.2)	(11.8)	0.7
Reclassifications to earnings, net of tax:
Net losses (gains) on hedging activities	0.7	0.1	(0.7)	1.2
Amortization of unrecognized pension and postretirement amounts	(0.1)	(0.1)	(0.1)	(0.1)
Total other comprehensive earnings (loss), net of tax	4.2	(5.6)	24.0	(26.3)
Total comprehensive earnings attributable to noncontrolling interests	0.7	0.1	2.7	1.0
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$237.4	$217.6	$(500.0)	$393.6
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Nine months ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net (loss) earnings	$(521.3)	$420.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	55.7	74.0
Loss on disposal of business	25.0	24.4
Impairment of goodwill	1,021.9	—
Amortization of intangible assets	51.4	51.2
Program cost amortization	21.0	24.5
Deferred income taxes	71.5	21.0
Inventory obsolescence	25.9	(1.6)
Stock-based compensation	55.5	28.8
Other non-cash items	9.2	(13.7)
Change in operating assets and liabilities:
Increase in accounts receivable	(74.1)	(49.7)
Increase in inventories	(135.6)	(43.9)
(Increase) decrease in prepaid expenses and other current assets	(76.1)	8.2
Program production costs	(7.2)	(20.7)
Increase in accounts payable and accrued liabilities	27.2	72.7
Change in net deemed repatriation tax	(57.4)	(45.9)
Other	(2.6)	37.4
Net cash provided by operating activities	490.0	587.6
Cash flows from investing activities:
Additions to property, plant and equipment	(49.6)	(67.9)
Additions to software development	(98.6)	(78.3)
Purchases of investments	(55.2)	(571.0)
Net settlement from sale of business	—	(12.0)
Proceeds from sale of investments	—	91.0
Other	11.6	2.8
Net cash utilized by investing activities	(191.8)	(635.4)
Cash flows from financing activities:
Proceeds from long-term debt	—	498.6
Repayments of borrowings	(63.5)	—
Dividends paid	(294.2)	(292.2)
Payments related to tax withholding for share-based compensation	(21.8)	(13.0)
Stock-based compensation transactions	8.9	7.6
Payments of financing costs	—	(5.3)
Other	(4.5)	(4.9)
Net cash (utilized) provided by financing activities	(375.1)	190.8
Effect of exchange rate changes on cash	2.8	7.7
Net (decrease) increase in cash, cash equivalents and restricted cash	(74.1)	150.7
Cash, cash equivalents and restricted cash at beginning of year	695.0	545.4
Cash, cash equivalents and restricted cash at end of period	$620.9	$696.1

Supplemental information
Interest paid	$108.1	$101.8
Income taxes paid, net	$175.6	$70.2
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Millions of Dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 29, 2024	$110.1	$2,632.2	$2,274.2	$(246.4)	$(3,612.5)	$27.4	$1,185.0
Net earnings attributable to Hasbro, Inc.	—	—	98.6	—	—	—	98.6
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.9	0.9
Other comprehensive gain	—	—	—	6.8	—	—	6.8
Stock-based compensation transactions	—	(19.3)	—	—	5.6	—	(13.7)
Stock-based compensation expense	—	18.4	—	—	—	—	18.4
Dividends declared	—	0.6	(98.4)	—	—	—	(97.8)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.7)	(0.7)
Balance, March 30, 2025	$110.1	$2,631.9	$2,274.4	$(239.6)	$(3,606.9)	$27.6	$1,197.5
Net (loss) attributable to Hasbro, Inc.	—	—	(855.8)	—	—	—	(855.8)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	1.1	1.1
Other comprehensive gain	—	—	—	13.0	—	—	13.0
Stock-based compensation transactions	—	(1.3)	—	—	0.6	—	(0.7)
Stock-based compensation expense	—	12.5	—	—	0.4	—	12.9
Dividends declared	—	1.1	(99.3)	—	—	—	(98.2)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.1)	(0.1)
Balance, June 29, 2025	$110.1	$2,644.2	$1,319.3	$(226.6)	$(3,605.9)	$28.6	$269.7
Net earnings attributable to Hasbro, Inc.	—	—	233.2	—	—	—	233.2
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.7	0.7
Other comprehensive gain	—	—	—	4.2	—	—	4.2
Stock-based compensation transactions	—	0.1	—	—	1.8	—	1.9
Stock-based compensation expense	—	24.2	—	—	—	—	24.2
Dividends declared	—	1.9	(100.1)	—	—	—	(98.2)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.9)	(1.9)
Balance, September 28, 2025	$110.1	$2,670.4	$1,452.4	$(222.4)	$(3,604.1)	$27.4	$433.8

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Shareholders' Equity
Balance, December 31, 2023	$110.1	$2,590.6	$2,188.4	$(201.5)	$(3,625.7)	$25.1	$1,087.0
Net earnings attributable to Hasbro, Inc.	—	—	58.2	—	—	—	58.2
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.9	0.9
Other comprehensive loss	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation transactions	—	(16.9)	—	—	6.9	—	(10.0)
Stock-based compensation expense	—	(5.0)	—	—	—	—	(5.0)
Dividends declared	—	1.2	(98.6)	—	—	—	(97.4)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.0)	(2.0)
Balance, March 31, 2024	$110.1	$2,569.9	$2,148.0	$(203.3)	$(3,618.8)	$24.0	$1,029.9
Net earnings attributable to Hasbro, Inc.	—	—	138.5	—	—	—	138.5
Other comprehensive loss	—	—	—	(18.9)	—	—	(18.9)
Stock-based compensation transactions	—	2.9	—	—	2.4	—	5.3
Stock-based compensation expense	—	17.5	—	—	2.3	—	19.8
Dividends declared	—	1.8	(1.8)	—	—	—	—
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.7)	(1.7)
Balance, June 30, 2024	$110.1	$2,592.1	$2,284.7	$(222.2)	$(3,614.1)	$22.3	$1,172.9
Net earnings attributable to Hasbro, Inc.	—	—	223.2	—	—	—	223.2
Net earnings attributable to noncontrolling interests	—	—	—	—	—	0.1	0.1
Other comprehensive loss	—	—	—	(5.6)	—	—	(5.6)
Stock-based compensation transactions	—	0.6	—	—	2.0	—	2.6
Stock-based compensation expense	—	14.7	—	—	(0.7)	—	14.0
Dividends declared	—	2.1	(99.7)	—	—	—	(97.6)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	0.1	0.1
Balance, September 29, 2024	$110.1	$2,609.5	$2,408.2	$(227.8)	$(3,612.8)	$22.5	$1,309.7

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)

(1) Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all consolidated subsidiaries ("Hasbro" or the "Company") as of September 28, 2025, September 29, 2024, and December 29, 2024, and the results of its operations and cash flows and shareholders' equity for the periods ended September 28, 2025 and September 29, 2024 in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes thereto. Actual results could differ from those estimates.
The three months ended September 28, 2025 and September 29, 2024 were 13-week periods. The nine months ended September 28, 2025 and September 29, 2024 were 39-week periods.
The results of operations for the three and nine months ended September 28, 2025 are not necessarily indicative of results to be expected for the full year 2025, nor were those of the comparable 2024 periods representative of those actually experienced for the full year 2024.
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
Other Adjustments
During the nine months ended September 29, 2024, the Company corrected prior period errors associated with an $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that should have been recorded during fiscal year 2023 (recorded in Selling, distribution and administration on the Consolidated Statements of Operations), a $31.1 million expense and associated liability related to historical environmental liabilities in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 410, Asset Retirement and Environmental Obligations (recorded in Selling, distribution and administration on the Consolidated Statements of Operations), and a $26.7 million benefit related to an over-accrual of vendor commitment liabilities (recorded in Cost of sales on the Consolidated Statements of Operations). The recording of these items was not considered to be material, individually or in the aggregate, to the Company's prior year consolidated financial statements.
For the period ending September 29, 2024, the Company reclassified capitalized software development costs of $232.6 million from Property, plant and equipment, net into Other assets to conform with current year presentation.
Significant Accounting Policies
The Company's significant accounting policies are summarized in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2024 Form 10-K.
Recently Adopted Accounting Standards
During the three and nine months ended September 28, 2025, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements in Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment, entities are required to disclose the amount of income taxes paid disaggregated

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new rules are effective for annual periods beginning after December 15, 2024. We are assessing the impact of this ASU and upon adoption expect that any impact would be limited to additional income tax disclosures in the footnotes to our consolidated financial statements. We expect to adopt the standard beginning with our 2025 Form 10-K.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—
Internal-Use Software (Subtopic 350-40). The amendments in this update remove all references to the previously existing software development project stages and require entities to start capitalizing software costs when management has authorized and committed funding to a software project and it is probable that the project will be completed with its intended functionality. The new standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively, retrospectively, or utilizing a modified transition approach. We are currently assessing the impact of this ASU on our consolidated financial statements.
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
Contract Assets and Liabilities
In the ordinary course of business, the Company enters into arrangements that result in the recognition of contract assets and contract liabilities. The opening and closing balances of contract assets and contract liabilities are as follows:

	September 28, 2025	September 29, 2024
Assets
Balance at beginning of the year	$241.4	$213.3
Ending Balance	$266.9	$242.5

Liabilities
Balance at beginning of the year	$236.8	$230.8
Ending Balance	$213.5	$256.9
For the nine months ended September 28, 2025, the Company recognized revenue of $193.2 million that was included in the December 29, 2024 contract liability balance. For the nine months ended September 29, 2024, the Company recognized revenue of $53.1 million that was included in the December 31, 2023 contract liability balance.
Unsatisfied performance obligations
As of September 28, 2025, revenue for unsatisfied performance obligations expected to be recognized in the future is $989.4 million, primarily for intellectual property to be made available in the future under existing agreements with merchandise and co-branding licensees and television station affiliates. Of this amount, we expect to recognize approximately $113.8 million in the remainder of 2025, $200.8 million in 2026, $151.6 million in 2027, and $523.2 million thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of intellectual property that are solely based on the sales of the licensee.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of September 28, 2025 and September 29, 2024 are primarily from contracts with customers. A summary of the activity in the allowance for credit losses are as follows:

	September 28, 2025	September 29, 2024
Balance at beginning of the year	$25.8	$12.7
Provisions/charges to income	29.7	4.6
Amounts charged off and other	(2.6)	(0.5)
Foreign currency impact	0.8	(0.6)
Ending balance	$53.7	$16.2
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
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Tabletop Gaming	$441.8	$296.8	$1,191.9	$832.6
Digital and Licensed Gaming	130.2	107.2	364.6	339.7
Net revenues	$572.0	$404.0	$1,556.5	$1,172.3
The following table represents consolidated Consumer Products segment net revenues by major geographic region:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
North America	$483.0	$526.8	$950.4	$1,072.0
Europe	181.1	162.3	361.8	341.8
Asia Pacific	61.2	81.9	178.6	193.3
Latin America	71.6	89.1	146.8	190.5
Net revenues	$796.9	$860.1	$1,637.6	$1,797.6
The following table represents consolidated Entertainment segment net revenues by category:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Film and TV	$1.9	$1.6	$7.7	$3.4
Family Brands	16.7	15.6	53.6	60.6
Net revenues	$18.6	$17.2	$61.3	$64.0

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The following table represents consolidated net revenues by brand portfolio:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Grow Brands	$1,006.0	$839.0	$2,391.6	$2,065.0
Optimize Brands	221.9	223.2	509.5	530.0
Reinvent Brands	159.6	219.1	354.3	438.9
Net revenues	$1,387.5	$1,281.3	$3,255.4	$3,033.9
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
The Equity Purchase Agreement also included a holdback amount that was retained by Lionsgate upon the execution of the sale but remained recoverable by Hasbro if certain terms were not satisfied by Lionsgate within 30 days of the first anniversary of the agreement. During the nine months ended September 28, 2025, the Company was informed by Lionsgate of the satisfaction of the requirements under the agreement and the final holdback amount was settled, resulting in a $25.0 million expense recorded within Loss on disposal of business on the Consolidated Statements of Operations.
During the nine months ended September 29, 2024, the Company recorded $24.4 million expense in Loss on disposal of business on the Consolidated Statements of Operations associated with certain purchase price and related adjustments.
(4) Earnings (Loss) Per Common Share
Net earnings (loss) per share data were computed as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net earnings (loss) attributable to Hasbro, Inc.	$233.2	$223.2	$(524.0)	$419.9

Average shares outstanding	140.4	139.5	140.1	139.3
Effect of dilutive securities:
Options and other share-based awards	1.8	1.0	—	0.7
Equivalent Shares	142.2	140.5	140.1	140.0

Net earnings (loss) attributable to Hasbro, Inc. per common share
Basic	$1.66	$1.60	$(3.74)	$3.01
Diluted	$1.64	$1.59	$(3.74)	$3.00
For the three and nine months ended September 28, 2025, options and other share-based awards totaling 0.5 million and 3.6 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the three and nine months ended September 29, 2024 options and other share-based awards totaling 1.1 million and 1.9 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. With respect to the nine months ended September 28, 2025, 2.9 million awards would have been included in the calculation of diluted shares had the Company not reported a net loss. Assuming that these options and other share-based awards were included, under the treasury stock method, this would have resulted in an additional 1.3 million shares being included in the diluted earnings per share calculation for the nine months ended September 28, 2025.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(5) Goodwill
Changes in the carrying amount of goodwill, by operating segment, are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2025
Balance as of December 29, 2024	$371.0	$1,582.0	$325.2	$2,278.2
Impairment of goodwill	—	(1,021.9)	—	(1,021.9)
Foreign exchange translation	(0.7)	0.9	—	0.2
Balance as of September 28, 2025	$370.3	$561.0	$325.2	$1,256.5

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2024
Balance as of December 31, 2023	$371.7	$1,582.3	$325.2	$2,279.2
Foreign exchange translation	(0.2)	(0.1)	—	(0.3)
Balance as of September 29, 2024	$371.5	$1,582.2	$325.2	$2,278.9
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
Due to increased tariffs, including reciprocal tariffs, announced by the U.S. government in April 2025, the escalation of ongoing trade policy disputes between international governments, the financial performance of certain reporting units being lower than previously forecasted, and other macroeconomic headwinds, during the second quarter of 2025, the Company noted downward revisions to operating income and cash flow forecasts for certain of its reporting units within the Consumer Products and Entertainment segments. As a result, during the second quarter of 2025, the Company performed an interim quantitative impairment test for the North America, Europe, Asia Pacific, and Latin America Consumer Products reporting units, as well as the Family Brands reporting unit within the Entertainment segment. Additionally, due to our ongoing transformation, we concluded that, as of the second quarter of 2025, the North America, Europe, Asia Pacific, and Latin America reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in ASC Topic 280, Segment Reporting, and in FASB ASC Topic 350, Intangibles - Goodwill and Other. These reporting units serve similar clients and have similar products, and as of the second quarter of 2025 had similar sourcing and distribution methods that along with our ongoing transformation has resulted in similar economic characteristics.
As a result of the quantitative tests performed prior to and following the aggregation, the Company determined that the carrying values of our regional Consumer Products reporting units exceeded their expected fair values and recorded pre-tax non-cash impairment charges of $1,021.9 million within the Consolidated Statements of Operations for the nine months ended September 28, 2025. The fair values of North America and Europe were determined considering a discounted cash flow model which is primarily based on management’s future revenue and cost estimates, which included the estimated impact of tariff policies in effect and the related macroeconomic environment, and a discount rate. The fair value of the Asia Pacific and Latin America reporting units was determined considering a discounted cash flow model weighted equally with the market approach, which is primarily based on multiples of comparable public companies. No impairments were recorded related to the Family Brands reporting unit.
At September 28, 2025, $325.2 million of goodwill is allocated to the Family Brands reporting unit. As of the date of the most recent test, which occurred during the second quarter of 2025, the fair value of our Family Brands reporting unit, within the Entertainment segment, exceeded the carrying value of that reporting unit by approximately 15%. The fair value of the Family Brands reporting unit was determined considering a discounted cash flow model weighted equally with the market approach which is primarily based on multiples of comparable public companies. For the Family Brands reporting unit, critical assumptions included a discount rate approximating 9.5%, a terminal value revenue growth rate of 3.0%, and a terminal operating profit margin consistent with levels achieved in recent

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
historical periods when excluding one-time impairment and disposal charges. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates are based on a number of factors including historical experience and information obtained from reporting unit management. Actual results could differ from these estimates, especially given uncertainty related to tariffs, global trade policy, and global macroeconomic conditions.
(6) Other Comprehensive Earnings (Loss)
Components of Other comprehensive earnings (loss) are presented within the Consolidated Statements of Comprehensive Earnings (Loss). The following table presents the related tax effects on changes in Other comprehensive earnings (loss):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Other comprehensive earnings (loss), tax effect:
Tax (expense) benefit on hedging activities	$(0.4)	$0.4	$2.4	$(0.8)
Reclassifications to earnings (loss), tax effect:
Tax expense (benefit) on hedging activities	—	—	0.3	(0.5)
Total tax effect on Other comprehensive earnings (loss)	$(0.4)	$0.4	$2.7	$(1.3)
Changes in the components of Accumulated other comprehensive loss, net of tax are as follows:

	Pension and Postretirement Amounts	Gains (Losses) on Derivative Instruments	Unrealized Holding Gains (Losses) on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
2025
Balance at December 29, 2024	$(8.0)	$(9.1)	$(0.1)	$(229.2)	$(246.4)
Current period other comprehensive earnings (loss)	(0.1)	(12.5)	—	36.6	24.0
Balance at September 28, 2025	$(8.1)	$(21.6)	$(0.1)	$(192.6)	$(222.4)

2024
Balance at December 31, 2023	$(4.2)	$(16.8)	$(0.1)	$(180.4)	$(201.5)
Current period other comprehensive earnings (loss)	(0.1)	1.9	—	(28.1)	(26.3)
Balance at September 29, 2024	$(4.3)	$(14.9)	$(0.1)	$(208.5)	$(227.8)
Gains (Losses) on Derivative Instruments
At September 28, 2025, the Company had remaining deferred losses on foreign currency forward contracts, net of tax, of $8.6 million in Accumulated other comprehensive loss ("AOCL"). These instruments hedge payments related to inventory purchased in the nine months ended September 28, 2025 or forecasted to be purchased during the remainder of 2025, intercompany expenses expected to be paid or received during 2025 and cash receipts for sales made at the end of the third quarter of 2025 or forecasted to be made in the remainder of 2025. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCL and is being amortized to interest expense over the life of the related Notes using the effective interest rate method. At September 28, 2025, deferred losses, net of tax of $13.0 million related to these instruments remained in AOCL. For each of the three months ended September 28, 2025 and September 29, 2024, previously deferred losses, net of tax, of $0.2 million related to these instruments were reclassified from AOCL to net earnings. For each of the nine months ended September 28, 2025 and

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
September 29, 2024, previously deferred losses, net of tax, of $0.6 million related to these instruments were reclassified from AOCL to net earnings.
Of the amounts included in AOCL at September 28, 2025, the Company expects net loss of approximately $5.9 million to be reclassified to the Consolidated Statements of Operations within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
See Note 12, Derivative Financial Instruments, to the consolidated financial statements for additional discussion on reclassifications from AOCL to earnings.
(7) Additional Balance Sheet Information
Components of accrued liabilities were as follows:

	September 28, 2025	September 29, 2024	December 29, 2024
Contract liabilities - current	$213.5	$255.6	$236.5
Accrued royalties expense	207.2	183.0	160.5
Payroll and management incentives	105.8	79.8	121.1
Advertising	97.6	70.0	58.7
Other taxes	57.5	60.5	60.9
Accrued income taxes	42.6	99.3	93.3
Interest	41.0	49.5	31.3
General vendor accruals	40.1	57.8	46.1
Freight	40.1	34.7	27.0
Lease liability - current	27.5	32.2	29.8
Lag & cancellation charges	26.9	51.2	48.9
Defined contributions plans	23.0	16.0	21.4
Severance	22.7	51.0	50.2
Professional fees	15.6	18.6	18.2
Participations and residuals	8.9	18.3	8.8
Insurance	8.2	12.3	11.3
Accrued expenses - productions	0.7	0.5	0.7
Other	53.3	42.2	35.1
Total accrued liabilities	$1,032.2	$1,132.5	$1,059.8
Prepaid expenses and other current assets include contract assets, current of $129.8 million, $173.6 million, and $179.5 million as of September 28, 2025, September 29, 2024, and December 29, 2024, respectively.
Other assets include deferred tax assets of $376.5 million, $407.1 million, and $424.6 million as of September 28, 2025, September 29, 2024, and December 29, 2024, respectively, and unamortized software development costs of $359.9 million, $232.6 million, and $264.4 million as of September 28, 2025, September 29, 2024, and December 29, 2024, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(8) Long-Term Debt and Other Financing
The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings are as follows:

	September 28, 2025		September 29, 2024		December 29, 2024
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$875.3	$900.0	$869.5	$900.0	$845.6
3.55% Notes Due 2026	551.9	547.0	675.0	662.4	591.9	578.0
6.05% Notes Due 2034	500.0	522.6	500.0	526.5	500.0	502.2
6.35% Notes Due 2040	500.0	521.9	500.0	536.5	500.0	507.5
3.50% Notes Due 2027	475.0	468.2	500.0	486.6	500.0	481.5
5.10% Notes Due 2044	300.0	265.5	300.0	279.7	300.0	261.3
6.60% Debentures Due 2028	109.9	116.7	109.9	117.5	109.9	114.4
3.00% Notes Due 2024	—	—	500.0	498.2	—	—
Total long-term debt	3,336.8	3,317.2	3,984.9	3,976.9	3,401.8	3,290.5
Less: Deferred debt expenses	18.0	—	22.3	—	21.0	—
Less: Current portion	—	—	500.0	—	—	—
Long-term debt	$3,318.8	$3,317.2	$3,462.6	$3,976.9	$3,380.8	$3,290.5
For the nine months ended September 28, 2025, the Company repurchased $65.0 million of its 2026 and 2027 Notes. For the three and nine months ended September 28, 2025, the Company recorded a gain on extinguishment of $0.1 million and $1.5 million, respectively, which were recorded in Other expense (income), net in the Consolidated Statements of Operations.
Other Financing Arrangements
The Company's third amended and restated revolving credit facility with Bank of America, as administrative agent, swing line lender, a letter of credit issuer and a lender and certain other financial institutions as lenders thereto (the "Amended Revolving Credit Facility") provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion, of which the Company has zero outstanding borrowings as of September 28, 2025. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. It also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders.
The Company also has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the program that remain unpaid by the Company were $100.1 million, $118.7 million, and $66.2 million as of September 28, 2025, September 29, 2024, and December 29, 2024, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The Money Market Credit Facility has no commitment fee or termination fee. Each advance under the Money Market Credit Facility has a maturity date of less than 90 days from the borrowing date, and the Company may voluntarily prepay any outstanding advances without premium or penalty, subject to reimbursement of actual breakage costs, if any. The Money Market Credit Facility may be terminated by the lender at any time upon written notice and is subject to customary representations, warranties, and covenants. There was no outstanding balance as of September 28, 2025.
(9) Investments in Productions
Investments in productions are predominantly monetized on a title-by-title basis and are recorded within Other assets in the Company's Consolidated Balance Sheet to the extent they are considered recoverable against future revenues. These amounts are being amortized to program cost amortization using a model that reflects the consumption of the asset as it is released through various channels including broadcast licenses, theatrical release and home entertainment. Amounts capitalized are reviewed periodically on an individual title basis and any portion of the unamortized amount that appears not to be recoverable from future net revenues is expensed as part of program cost amortization during the period the loss becomes evident.
The Company's unamortized investments in productions consisted of the following:

	September 28, 2025	September 29, 2024	December 29, 2024
Investment in Films and Television Programs:
Individual Monetization
Released, net of amortization	$60.7	$73.7	$62.4
In production	1.8	12.3	10.8
Pre-production	8.6	4.8	7.4
	71.1	90.8	80.6
Film/TV Group Monetization
Released, net of amortization	30.3	42.5	37.5

Investment in Other Programming
Released, net of amortization	7.6	5.0	6.0
In production	1.4	5.9	0.7
Pre-production	0.1	0.9	—
	9.1	11.8	6.7
Total Program Investments	$110.5	$145.1	$124.8
The Company's program cost amortization that related to investments in production that were released during the three and nine months ended September 28, 2025 were $7.4 million and $21.0 million, respectively. The Company's program cost amortization that related to investments in production that were released during the three and nine months ended September 29, 2024 were $7.9 million and $24.5 million, respectively.
(10) Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
The effective tax rate ("ETR") was 23.4% and (39.8%) for the three and nine months ended September 28, 2025, respectively, and 23.1% and 24.1% for the three and nine months ended September 29, 2024, respectively. The following items impacted the ETR for 2025 and 2024:
•During the three months ended September 28, 2025 the Company recorded a net discrete tax benefit of $5.7 million, primarily associated with the second quarter of 2025 non-cash impairment of goodwill.
•During the three months ended September 29, 2024 the Company recorded a net discrete tax expense of $1.1 million, primarily associated with the interest accruals on uncertain tax positions.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
•During the nine months ended September 28, 2025 the Company recorded a non-cash goodwill impairment of $1,021.9 million within the Consumer Products segment with a tax benefit of $5.4 million and an unfavorable adjustment to the Loss on disposal of the eOne Film and TV business of $25.0 million with no tax benefit. The Company also recorded a net discrete tax benefit of $6.5 million, primarily associated with the release of a valuation allowance.
•During the nine months ended September 29, 2024 the Company recorded unfavorable adjustments to the Loss on disposal of the eOne Film and TV business of $24.4 million with no tax benefit. The Company also recorded a net discrete tax expense of $1.8 million, primarily associated with stock-based compensation.
On July 4, 2025, President Donald Trump signed into law the One Big Beautiful Bill Act ("OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC Topic 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. While these changes did not have a significant impact to our annual effective tax rate, it is expected that our U.S. cash taxes will decrease in 2025 as a result of the legislation.
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
The Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets:

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 28, 2025
Assets:
Available-for-sale securities	$55.9	$55.9	$—	$—
Derivatives	1.0	—	1.0	—
Total assets	$56.9	$55.9	$1.0	$—

Liabilities:
Derivatives	$8.6	$—	$8.6	$—
Total liabilities	$8.6	$—	$8.6	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 29, 2024
Assets:
Short-term investments	$489.3	$489.3	$—	$—
Available-for-sale securities	0.6	0.6	—	—
Derivatives	3.4	—	3.4	—
Total assets	$493.3	$489.9	$3.4	$—

Liabilities:
Derivatives	$5.9	$—	$5.9	$—
Option agreement	1.7	—	—	1.7
Total liabilities	$7.6	$—	$5.9	$1.7

December 29, 2024
Assets:
Available-for-sale securities	$0.6	$0.6	$—	$—
Derivatives	9.7	—	9.7	—
Total assets	$10.3	$0.6	$9.7	$—

Liabilities:
Derivatives	$1.7	$—	$1.7	$—
Total Liabilities	$1.7	$—	$1.7	$—
At September 28, 2025, the Company held $55.9 million of available-for-sale securities, of which $55.2 million consisted of U.S. Treasury bills. These investments, which are classified as available-for-sale, are recorded at fair value within Other assets in the Company's Consolidated Balance Sheet, with unrealized gains and losses excluded from net income and deferred as components of Other comprehensive earnings (loss), net of related tax effects, until realized. At September 29, 2024, the Company held $489.3 million of U.S. Treasury bills which were classified as held-to-maturity and carried at amortized cost, and were recorded in Short-term investments in the Company's Consolidated Balance Sheet. This amount reflects the proceeds from the Company's $500.0 million debt offering completed in May 2024, which the proceeds, together with available cash, were used to repay the 2024 Notes.
The Company's derivatives primarily consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the nine months ended September 28, 2025. There were no material changes to fair value measurements of the Company's financial instruments which use significant unobservable inputs (Level 3) for nine months ended September 29, 2024.
Other Fair Value Measurements
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 28, 2025, September 29, 2024, and December 29, 2024, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 28, 2025, September 29, 2024, and December 29, 2024 also include certain assets and liabilities measured at fair value, as described above. See Note 8, Long-Term Debt and Other Financing, to the consolidated financial statements for the fair value of the Company's outstanding debt.

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
Cash Flow Hedges
All of the Company's designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company's currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions, primarily for the remainder of 2025 and into 2026.
The notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 28, 2025		September 29, 2024		December 29, 2024
Hedged transaction	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$208.7	$(9.9)	$164.7	$1.3	$131.5	$8.0
Sales	106.7	2.4	104.6	(3.2)	86.0	(1.4)
Other	51.8	(0.7)	26.4	1.5	22.8	0.9
Total	$367.2	$(8.2)	$295.7	$(0.4)	$240.3	$7.5
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets as follows:

	September 28, 2025	September 29, 2024	December 29, 2024
Prepaid expenses and other current assets
Unrealized gains	$0.5	$3.1	$9.1
Unrealized losses	(0.2)	(0.2)	(1.1)
Net unrealized gains	$0.3	$2.9	$8.0

Other assets
Unrealized gains	$0.3	$0.5	$—
Unrealized losses	(0.2)	—	—
Net unrealized gains	$0.1	$0.5	$—

Accrued liabilities
Unrealized gains	$2.6	$1.0	$0.5
Unrealized losses	(8.7)	(4.0)	(1.0)
Net unrealized losses	$(6.1)	$(3.0)	$(0.5)

Other liabilities
Unrealized gains	$0.5	$0.1	$—
Unrealized losses	(3.0)	(1.0)	—
Net unrealized losses	$(2.5)	$(0.9)	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss) to net earnings (loss) as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Statements of Operations Classification
Cost of sales	$(0.6)	$(0.6)	$1.2	$(0.7)
Net revenues	0.4	0.8	0.3	1.4
Other	(0.3)	(0.3)	(0.3)	—
Net realized (losses) gains	$(0.5)	$(0.1)	$1.2	$0.7
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of September 28, 2025, September 29, 2024 and December 29, 2024, the total notional amounts of the Company's undesignated derivative instruments were $242.7 million, $267.4 million, and $289.6 million, respectively.
The fair values of the Company's undesignated derivative financial instruments were recorded in the Consolidated Balance Sheets as follows:

	September 28, 2025	September 29, 2024	December 29, 2024
Prepaid expenses and other current assets
Unrealized gains	$1.2	$—	$1.9
Unrealized losses	(0.6)	—	(0.2)
Net unrealized gains	$0.6	$—	$1.7

Accrued liabilities
Unrealized gains	$—	$0.2	$—
Unrealized losses	—	(2.2)	(1.2)
Net unrealized losses	$—	$(2.0)	$(1.2)
The Company recorded a net gain of $4.2 million and $13.4 million for three and nine months ended September 28, 2025, respectively, and a net gain of $4.5 million and $8.7 million for three and nine months ended September 29, 2024, respectively, on these instruments to Other expense (income), net relating to the change in fair value of such derivatives, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate.
For additional information related to the Company's derivative financial instruments see Note 6, Other Comprehensive Earnings (Loss) and Note 11, Fair Value of Financial Instruments, to the consolidated financial statements).
(13) Restructuring Actions
Starting in 2022, the Company implemented its Operational Excellence program ("the Program"), an ongoing enterprise-wide initiative intended to improve our business through programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. The Company's organizational structure changes have resulted and will further result in workforce reductions as well as the reallocation of people and resources. The Company currently anticipates that these changes will be substantially complete over the next six to nine months.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
The liability balance associated with the Program related restructuring actions consisted of severance payments recorded within Accrued liabilities in the Consolidated Balance Sheets as follows:

	Nine Months Ended
	September 28, 2025	September 29, 2024
Balance at beginning of the year	$46.9	$81.2
Charges	5.2	7.8
Payments	(29.4)	(40.1)
Ending Balance	$22.7	$48.9
The following table presents the restructuring charges incurred to date under the Program, along with the estimated charges expected to be incurred on approved initiatives under the Program as of September 28, 2025:

Total
Charges incurred to date	$159.7
Estimated charges to be incurred on approved initiatives	—
Total expected charges on approved initiatives	$159.7
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
Environmental Liabilities – The Company monitors for any estimated environmental contingencies related to its current physical locations and former owned or leased facilities in which it is responsible for environmental matters. The Company has estimated a $31.1 million environmental liability related to a previously owned manufacturing facility (environmental liability assumed as part of a historical acquisition), in which the Company is solely responsible for the mitigation and remediation activities.
Significant Not Yet Commenced Leases – During the three and nine months ended September 28, 2025, the Company entered into significant new leases that have not yet commenced with estimated aggregated future lease payments of approximately $207.3 million. These leases are expected to commence between the fourth quarter of 2025 through 2026, with initial lease terms ranging from 10 years to 12 years.
Contractual obligations and commercial commitments, as detailed in the Company's 2024 Form 10-K, did not materially change outside of certain payments made in the normal course of business, except as disclosed above and in Note 8, Long-Term Debt and Other Financing, to the consolidated financial statements.
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
Information by segment and a reconciliation to reported amounts for the three months ended September 28, 2025 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$631.3	$867.3	$30.9	$60.6	$1,590.1
Less: Intersegment revenue	59.3	70.4	12.3	60.6	202.6
Total net revenues	572.0	796.9	18.6	—	1,387.5
Cost of sales	99.4	312.8	1.7	0.4	414.3
Program cost amortization	—	—	7.4	—	7.4
Royalties	36.0	87.1	(10.8)	2.0	114.3
Advertising	43.4	64.6	0.2	0.1	108.3
Amortization of intangible assets	2.2	10.8	4.7	(0.5)	17.2
Distribution (1)	13.5	41.3	—	0.2	55.0
Managed expense (2)	126.0	200.2	7.9	(4.2)	329.9
Operating profit	$251.5	$80.1	$7.5	$2.0	$341.1

Reconciliation to Earnings before income taxes:
Interest expense					40.8
Interest income					(6.3)
Other expense, net					1.4
Earnings before income taxes					$305.2
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development and selling and administrative expense. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information by segment and a reconciliation to reported amounts for the three months ended September 29, 2024 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$450.0	$935.7	$34.4	$51.0	$1,471.1
Less: Intersegment revenue	46.0	75.6	17.2	51.0	189.8
Total net revenues	404.0	860.1	17.2	—	1,281.3
Cost of sales	72.0	305.7	1.5	(0.3)	378.9
Program cost amortization	—	—	7.9	—	7.9
Royalties	9.5	101.9	(15.7)	2.3	98.0
Advertising	22.2	78.9	0.5	0.3	101.9
Amortization of intangible assets	2.1	11.2	3.8	—	17.1
Distribution (1)	9.3	48.5	—	0.9	58.7
Managed expense (2)	107.7	192.9	9.4	6.9	316.9
Operating profit (loss)	$181.2	$121.0	$9.8	$(10.1)	$301.9

Reconciliation to Earnings before income taxes:
Interest expense					46.2
Interest income					(14.7)
Other income, net					(19.9)
Earnings before income taxes					$290.3
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development and selling and administrative expense. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations.

Information by segment and a reconciliation to reported amounts for the nine months ended September 28, 2025 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$1,708.2	$1,794.1	$97.0	$130.6	$3,729.9
Less: Intersegment revenue	151.7	156.5	35.7	130.6	474.5
Total net revenues	1,556.5	1,637.6	61.3	—	3,255.4
Cost of sales	251.4	588.1	4.4	0.2	844.1
Program cost amortization	—	—	21.0	—	21.0
Royalties	86.8	194.5	(30.7)	5.2	255.8
Advertising	96.5	131.7	0.4	(1.3)	227.3
Amortization of intangible assets	6.4	31.1	14.3	(0.4)	51.4
Distribution (1)	33.5	106.4	—	0.4	140.3
Managed expense (2)	358.6	1,579.2	49.3	14.8	2,001.9
Operating profit (loss)	$723.3	$(993.4)	$2.6	$(18.9)	$(286.4)

Reconciliation to Loss before income taxes:
Interest expense					123.0
Interest income					(20.6)
Other income, net					(15.9)
Loss before income taxes					$(372.9)
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development, selling and administrative expense, impairment of goodwill, and loss on disposal of business. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Impairment of goodwill is included in the Impairment of goodwill in the Consolidated Statement of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statement of Operations. Managed expenses for the Consumer Products segment included a $1,021.9 million non-cash loss associated with the impairment of the reporting units within the Consumer Products segment. See Note 5, Goodwill, to the consolidated financial statements for further information. Managed expenses for the Entertainment segment included a $25.0 million non-cash loss associated with the sale of the eOne Film and TV business.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
Information by segment and a reconciliation to reported amounts for the nine months ended September 29, 2024 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$1,292.2	$1,977.2	$101.7	$114.4	$3,485.5
Less: Intersegment revenue	119.9	179.6	37.7	114.4	451.6
Total net revenues	1,172.3	1,797.6	64.0	—	3,033.9
Cost of sales (1)	201.1	641.9	4.8	(27.0)	820.8
Program cost amortization	—	—	24.5	—	24.5
Royalties	30.7	211.3	(40.9)	3.1	204.2
Advertising	66.7	144.5	0.8	1.8	213.8
Amortization of intangible assets	6.2	33.4	11.4	0.2	51.2
Distribution (2)	23.7	121.1	—	0.9	145.7
Managed expense (1) (3)	292.8	580.6	48.8	21.3	943.5
Operating profit (loss)	$551.1	$64.8	$14.6	$(0.3)	$630.2

Reconciliation to Earnings before income taxes:
Interest expense					127.7
Interest income					(36.0)
Other income, net					(15.7)
Earnings before income taxes					$554.2
(1) During the nine months ended September 29, 2024, the Company recorded three non-recurring prior year adjustments: (i) a $31.1 million expense related to historical environmental liabilities that was recorded in managed expense, (ii) a $26.7 million benefit related to over-accrual of vendor commitment liabilities that was recorded in Cost of sales, and (iii) an $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that was recorded in managed expense within Corporate and Other. See Note 1, Basis of Presentation, to the consolidated financial statements for further information. Items (i) and (ii) originally related to the Consumer Products segment; however, because the non-recurring nature of these adjustments are related to historical periods and not associated with the on-going future operations of the Consumer Products segment, the Company recorded the error corrections within Corporate and Other.
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

Total assets information by segments is as follows:

	September 28, 2025	September 29, 2024	December 29, 2024
Total Assets
Wizards of the Coast and Digital Gaming	$7,394.2	$5,479.9	$5,778.4
Consumer Products	9,100.8	7,558.8	7,785.2
Entertainment	1,429.9	2,884.7	2,857.8
Corporate and Other (1)	(12,403.1)	(8,693.5)	(10,081.1)
Total	$5,521.8	$7,229.9	$6,340.3
(1) Corporate and Other consists of investments in subsidiary and intercompany receivables.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Other supplemental information by segments are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Depreciation and intangible asset amortization (1)
Wizards of the Coast and Digital Gaming	$4.7	$4.5	$13.6	$13.1
Consumer Products	29.6	31.6	72.6	81.8
Entertainment	5.2	4.1	15.5	12.5
Corporate and Other	1.3	1.3	5.4	17.8
Total	$40.8	$41.5	$107.1	$125.2
Additions to property, plant and equipment
Wizards of the Coast and Digital Gaming	$3.3	$2.1	$10.4	$17.1
Consumer Products	14.2	13.8	36.5	38.4
Entertainment	0.1	—	0.1	—
Corporate and Other	2.1	2.5	2.6	12.4
Total	$19.7	$18.4	$49.6	$67.9
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the Company's 2024 Form 10-K.
Overview
Hasbro, Inc. (“Hasbro”) is a leading games, intellectual property ("IP"), and toy company whose mission is to create joy and community through the magic of play. With over 100 years of expertise, we deliver groundbreaking play experiences to kids, families, and fans around the world, through physical and digital games, video games, toys, licensed consumer products, location-based entertainment, film, TV and more.
Through our franchise-first approach, we unlock value from both new and legacy IP, including MAGIC: THE GATHERING, DUNGEONS & DRAGONS, MONOPOLY, HASBRO GAMES, NERF, TRANSFORMERS, PLAY-DOH and PEPPA PIG, as well as premier partner brands. Powered by our portfolio of thousands of iconic marks and a diversified network of partners and subsidiary studios, we bring fans together wherever they are, from tabletop to screen.
For more than a decade, Hasbro has been consistently recognized for its corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media, a 2025 JUST Capital Industry Leader, one of the 50 Most Community-Minded Companies in the U.S. by the Civic 50, and a Brand that Matters by Fast Company.
Recent Developments

In the first quarter of 2025, we launched our refreshed strategy Playing to Win to refocus the Company on play and partnership. Through play fueled brand engagement and partner scaled co-investment, we plan to expand our consumer reach as a games, IP, and toy company. Our objective is to be one of the most profitable and diverse toy and game companies globally, powered by multi-segment and multi-generational franchises. Playing to Win includes five strategic building blocks:
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
In the third quarter of 2025, we announced we will relocate our Rhode Island operations to 400 Summer Street in the Seaport District of Boston, Massachusetts, which is expected to occur in the fourth quarter of 2026. This new location will be the primary headquarters for our toys, board games, and licensing businesses, and a majority of our corporate services. We believe this strategic move positions us to accelerate innovation, attract top talent, and drive long-term growth in line with our Playing to Win strategy which emphasizes play-driven engagement and collaboration with partners.
Tariffs
Significant changes in trade policy announced by the U.S. government could adversely impact our forward-looking financial results. The Company monitors the impact of tariffs to its business operations on an ongoing basis and may need to implement actions such as imposing price adjustments or making changes in our supply chain sourcing strategies in order to mitigate the impact of tariffs in future periods. The impacts of tariffs may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, actual or potential impairments, write-downs or unrealizability of some of our existing assets, or other economic outcomes that could have a material adverse impact on our sales volumes, prices, and our financial results.
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
The Company has recognized approximately $20 million of tariff costs during the first nine months of 2025. While the final impact of tariffs remains uncertain, the Company continues to execute decisively against the evolving tariff backdrop. The Company is forecasting a broad range of potential outcomes and, based on updated trade policy developments, the Company has estimated $60 million of expense in our full year 2025 financial statements.
Summary of Results
The Company experienced an increase in revenue from $1,281.3 million for the three months ended September 29, 2024 compared to $1,387.5 million for the three months ended September 28, 2025, and an increase in revenue from $3,033.9 million for the nine months ended September 29, 2024 compared to $3,255.4 million for the nine months ended September 28, 2025. The increase in revenue is driven primarily by growth in our Wizards of the Coast and Digital Gaming segment, inclusive of increased demand for both tabletop and licensed digital gaming, partially offset by volume declines in our Consumer Products segment.
The Company had an increase in operating profit from $301.9 million for the three months ended September 29, 2024 compared to $341.1 million for the three months ended September 28, 2025. This increase in operating profit is primarily driven by the revenue growth discussed above, as well as benefits from cost savings initiatives that have occurred over the last 12 months.
The Company had an operating loss of $286.4 million for the nine months ended September 28, 2025, as compared to operating profit of $630.2 million for the nine months ended September 29, 2024, primarily driven by the $1,021.9 million non-cash goodwill impairment recorded in the Consumer Products segment in the second quarter of 2025, offset by strength within the Wizards of the Coast and Digital Gaming segment during 2025.
See below for further discussion on the consolidated and segment results of operations for the three and nine months ended September 28, 2025 and September 29, 2024.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the three months ended September 28, 2025 and September 29, 2024:

	Three Months Ended
	September 28, 2025		September 29, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,387.5	100.0%	$1,281.3	100.0%
Costs and expenses:
Cost of sales	414.3	29.9%	378.9	29.6%
Program cost amortization	7.4	0.5%	7.9	0.6%
Royalties	114.3	8.2%	98.0	7.6%
Product development	97.6	7.0%	76.3	6.0%
Advertising	108.3	7.8%	101.9	8.0%
Amortization of intangible assets	17.2	1.2%	17.1	1.3%
Selling, distribution and administration	287.3	20.7%	299.3	23.4%
Total costs and expenses	1,046.4	75.4%	979.4	76.4%
Operating profit	341.1	24.6%	301.9	23.6%
Non-operating expense:
Interest expense	40.8	2.9%	46.2	3.6%
Interest income	(6.3)	(0.5)%	(14.7)	(1.1)%
Other expense (income), net	1.4	0.1%	(19.9)	(1.6)%
Total non-operating expense, net	35.9	2.6%	11.6	0.9%
Earnings before income taxes	305.2	22.0%	290.3	22.7%
Income tax expense	71.3	5.1%	67.0	5.2%
Net earnings	233.9	16.9%	223.3	17.4%
Net earnings attributable to noncontrolling interests	0.7	0.1%	0.1	—%
Net earnings attributable to Hasbro, Inc.	$233.2	16.8%	$223.2	17.4%

Net earnings per common share:
Basic	$1.66		$1.60
Diluted	$1.64		$1.59
Net revenues – Net revenues for the third quarter of 2025 increased 8.3% to $1,387.5 million from $1,281.3 million for the third quarter of 2024 primarily driven by growth of $168.0 million, or 41.6%, in the Wizards of the Coast and Digital Gaming segment, as well as a $1.4 million, or 8%, increase in the Entertainment segment. This growth was offset by a $63.2 million, or 7.3%, decrease in the Consumer Products segment. See the Segment Results discussion below for further details.
The following table presents net revenues by brand portfolio category:

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change
Grow Brands	$1,006.0	$839.0	19.9%
Optimize Brands	221.9	223.2	(0.6)%
Reinvent Brands	159.6	219.1	(27.2)%
Net revenues	$1,387.5	$1,281.3	8.3%
GROW BRANDS: Net revenues in the Grow Brands portfolio increased $167.0 million, or 19.9%, in the third quarter of 2025, compared to the third quarter of 2024. The net revenue increase primarily reflects higher net revenues from MAGIC: THE GATHERING, which grew by $163.2 million, or 55.1%, driven by strong performance of the Final

Fantasy Universes Beyond set released in June, as well as Edges of Eternities and Marvel's Spider-Man Universes Beyond sets, which released during Q3.
OPTIMIZE BRANDS: Net revenues in the Optimize Brands portfolio decreased $1.3 million, or 0.6%, in the third quarter of 2025, compared to the third quarter of 2024, as moderate declines for certain brands within the category were partially offset by growth of PEPPA PIG, stemming from the launch of Baby Evie during 2025.
REINVENT BRANDS: Net revenues in the Reinvent Brands portfolio decreased $59.5 million, or 27.2%, in the third quarter of 2025 compared to the third quarter of 2024. The net revenue decrease is primarily driven by lower product sales for NERF, as well as lapping of licensing revenues for MY LITTLE PONY, which decreased $21.7 million, or 64.7%.
OPERATING COSTS AND EXPENSES
Cost of sales – Cost of sales for the third quarter of 2025 was $414.3 million, or 29.9% of net revenues, compared to $378.9 million, or 29.6% of net revenues, for the third quarter of 2024. The increase in cost of sales was primarily the result of an increase in net revenues period over period, as well as approximately $20 million of incremental cost related to the impacts of tariffs, primarily as it relates to products imported into the United States to be sold domestically.
Program cost amortization – Program cost amortization decreased slightly to $7.4 million, or 0.5% of net revenues, for the third quarter of 2025 from $7.9 million, or 0.6% of net revenues, for the third quarter of 2024. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue and is based upon the current slate of entertainment projects.
Royalties – Royalties for the third quarter of 2025 increased to $114.3 million, or 8.2% of net revenues, compared to $98.0 million, or 7.6% of net revenues, for the third quarter of 2024. The increase in Royalties during the third quarter of 2025 was directly driven by an increase in sales relating to MAGIC: THE GATHERING Universes Beyond sets, including Final Fantasy and Marvel's Spider-Man, for which the Company is obligated to pay a royalty.
Product development – Product development expense for the third quarter of 2025 was $97.6 million, or 7.0% of net revenues, compared to $76.3 million, or 6.0% of net revenues, for the third quarter of 2024. The increase in Product development expense during the third quarter of 2025 was primarily due to higher incremental investment in the development of Grow Brands under the Company's Playing to Win strategy.
Advertising – Advertising expense for the third quarter of 2025 was $108.3 million, or 7.8% of net revenues, compared to $101.9 million, or 8.0% of net revenues, for the third quarter of 2024. The Advertising expense increase during the third quarter of 2025 was primarily driven by additional spend necessary to support top line growth opportunities within the Grow Brands category, specifically within the Wizards of the Coast and Digital Gaming segment.
Amortization of intangible assets – Amortization of intangible assets remained flat at $17.2 million, or 1.2% of net revenues, for the third quarter of 2025, compared to $17.1 million, or 1.3% of net revenues, for the third quarter of 2024. The amortization expense was driven by the straight-line amortization of the Company's remaining definite-lived intangible assets.
Selling, distribution and administration – Selling, distribution and administration expenses decreased to $287.3 million, or 20.7% of net revenues for the third quarter of 2025, from $299.3 million, or 23.4% of net revenues, for the third quarter of 2024. The decrease in Selling, distribution and administration expenses during the third quarter of 2025 is primarily the result of benefits from cost savings initiatives that have occurred over the last 12 months.
Operating profit – Operating profit for the third quarter of 2025 was $341.1 million, or 24.6% of net revenues, compared to operating profit of $301.9 million, or 23.6% of net revenues, for the third quarter of 2024 driven by the factors discussed above.
NON-OPERATING EXPENSE (INCOME)
Interest expense – Interest expense for the third quarter of 2025 totaled $40.8 million compared to $46.2 million in the third quarter of 2024. The decrease in Interest expense primarily reflects lower outstanding borrowings existing as of the end of the third quarter of 2025 as compared to those outstanding as of the third quarter of 2024.
Interest income – Interest income was $6.3 million for the third quarter of 2025, compared to $14.7 million in the third quarter of 2024. Lower Interest income in 2025 primarily reflects the Company's investments in treasury bills, which were substantially higher in 2024 as compared to 2025.

Other expense (income), net – Other expense (income), net resulted in expense of $1.4 million for the third quarter of 2025, compared to income of $19.9 million in the third quarter of 2024. The change in Other expense (income), net during 2025 was driven primarily by variations in the movement of foreign currencies in the third quarter of 2025 when compared to the third quarter of 2024.
INCOME TAXES
Income tax expense totaled $71.3 million on a pre-tax income of $305.2 million in the third quarter of 2025 compared to an income tax expense of $67.0 million on pre-tax income of $290.3 million in the third quarter of 2024. Both periods were impacted by discrete tax events.
During the third quarter of 2025, the Company recorded a net discrete tax benefit of $5.7 million primarily associated with a benefit related to the impairment of goodwill, recorded in the second quarter of 2025, compared to a net discrete tax expense of $1.1 million in the third quarter of 2024 primarily associated with interest accruals on uncertain tax positions. Refer to Note 5, Goodwill, to the consolidated financial statements for further information.
Absent discrete items, the tax rates for the third quarter of 2025 and 2024 were 25.2% and 22.7%, respectively. The increase in the base rate to 25.2% for the third quarter of 2025 relative to the third quarter of 2024 is primarily due to the mix of jurisdictions where the Company earned its profits.
SEGMENT RESULTS
The following table presents net external revenues and operating profit for the Company's reportable segments:

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$572.0	$404.0	41.6%
Consumer Products	796.9	860.1	(7.3)%
Entertainment	18.6	17.2	8.1%
Total net revenues	$1,387.5	$1,281.3	8.3%

Operating profit:
Wizards of the Coast and Digital Gaming	$251.5	$181.2	38.8%
Consumer Products	80.1	121.0	(33.8)%
Entertainment	7.5	9.8	(23.5)%
Corporate and Other	2.0	(10.1)	(119.8)%
Total Operating profit	$341.1	$301.9	13.0%
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change
Tabletop Gaming	$441.8	$296.8	48.9%
Digital and Licensed Gaming	130.2	107.2	21.5%
Net revenues	$572.0	$404.0	41.6%
Wizards of the Coast and Digital Gaming segment net revenues increased 41.6% in the third quarter of 2025 to $572.0 million from $404.0 million in the third quarter of 2024. The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the third quarter of 2025 was primarily attributable to increase in Tabletop Gaming revenue which increased 48.9% behind growth in MAGIC: THE GATHERING Universes Beyond sets, primarily due to strong demand for Final Fantasy, Edge of Eternities, and Marvel's Spider-Man, as well as other various backlist titles. This growth was accompanied by an increase in digital licensing revenue related to MONOPOLY GO!, which contributed $43.1 million of revenue during the quarter.

Wizards of the Coast and Digital Gaming segment operating profit was $251.5 million, or 44.0% of segment net revenues for the third quarter of 2025, compared to operating profit of $181.2 million, or 44.9% of segment net revenues, for the third quarter of 2024. Operating profit increased during the third quarter of 2025 due to increased net revenues, as discussed above, while operating margin decreased slightly as a result of an increased royalty expense, driven by the success of MAGIC: THE GATHERING Universes Beyond sets such as Final Fantasy and Marvel's Spider-Man, for which the Company is obligated to pay a royalty.
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region:

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change
North America	$483.0	$526.8	(8.3)%
Europe	181.1	162.3	11.6%
Asia Pacific	61.2	81.9	(25.3)%
Latin America	71.6	89.1	(19.6)%
Net revenues	$796.9	$860.1	(7.3)%
The Consumer Products segment net revenues decreased 7% to $796.9 million for the third quarter of 2025 compared to $860.1 million for the third quarter of 2024, primarily driven by broader industry trends and timing of retail orders. The net revenue decrease primarily reflects lower net revenues driven by declining sales volumes for certain Reinvent Brands, such as NERF, and lapping of licensing revenue related to MY LITTLE PONY, which decreased $21.7 million, or 64.7%. Declines in the North America, Asia Pacific, and Latin American geographic regions were offset by an increase of 12% across Europe, which returned to growth in the quarter.
Consumer Products segment operating profit for the third quarter of 2025 was $80.1 million, or 10.1% of segment net revenues, compared to a segment operating profit of $121.0 million, or 14.1% of segment net revenues, for the third quarter of 2024. The decrease in operating profit in the third quarter of 2025 was driven by a decrease in net revenues, as well as increased costs associated with tariffs of approximately $20 million.
Entertainment Segment
The following table presents Entertainment segment net revenues by category:

	Three Months Ended
	September 28, 2025	September 29, 2024	% Change
Film and TV	$1.9	$1.6	18.8%
Family Brands	16.7	15.6	7.1%
Net revenues	$18.6	$17.2	8.1%
Entertainment segment net revenues increased 8.1% to $18.6 million for the third quarter of 2025, compared to $17.2 million for the third quarter of 2024. The net revenue increase in the Entertainment segment during the third quarter of 2025 was driven primarily by the timing of entertainment streaming renewals and momentum relating to investments in the PEPPA PIG brand.
Entertainment segment operating profit was $7.5 million, or 40.3% of segment net revenues for the third quarter of 2025, compared to an operating profit of $9.8 million, or 57.0% of segment net revenues for the third quarter of 2024. The decrease in operating profit in Entertainment segment operating results during the third quarter of 2025 was driven by a decrease in royalty income allocated to the Entertainment segment, driven by the decreased sales volumes within the Consumer Products segment as discussed above.
Corporate and Other
Corporate and Other operating profit was $2.0 million for the third quarter of 2025 compared to an operating loss of $10.1 million for the third quarter of 2024. The increase in operating profit in the third quarter of 2025 as compared to the third quarter of 2024 primarily reflects the impacts of cost saving initiatives at the Company.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the nine months ended September 28, 2025 and September 29, 2024:

	Nine Months Ended
	September 28, 2025		September 29, 2024
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$3,255.4	100.0%	$3,033.9	100.0%
Costs and expenses:
Cost of sales	844.1	25.9%	820.8	27.1%
Program cost amortization	21.0	0.6%	24.5	0.8%
Royalties	255.8	7.9%	204.2	6.7%
Product development	255.6	7.9%	212.2	7.0%
Advertising	227.3	7.0%	213.8	7.0%
Amortization of intangible assets	51.4	1.6%	51.2	1.7%
Impairment of goodwill	1,021.9	31.4%	—	—%
Loss on disposal of business	25.0	0.8%	24.4	0.8%
Selling, distribution and administration	839.7	25.8%	852.6	28.1%
Total costs and expenses	3,541.8	108.8%	2,403.7	79.2%
Operating (loss) profit	(286.4)	(8.8)%	630.2	20.8%
Non-operating expense:				—%
Interest expense	123.0	3.8%	127.7	4.2%
Interest income	(20.6)	(0.6)%	(36.0)	(1.2)%
Other income, net	(15.9)	(0.5)%	(15.7)	(0.5)%
Total non-operating expense, net	86.5	2.7%	76.0	2.5%
(Loss) earnings before income taxes	(372.9)	(11.5)%	554.2	18.3%
Income tax expense	148.4	4.6%	133.3	4.4%
Net (loss) earnings	(521.3)	(16.0)%	420.9	13.9%
Net earnings attributable to noncontrolling interests	2.7	0.1%	1.0	—%
Net (loss) earnings attributable to Hasbro, Inc.	$(524.0)	(16.1)%	$419.9	13.8%

Net (loss) earnings per common share:
Basic	$(3.74)		$3.01
Diluted	$(3.74)		$3.00
Net revenues – Net revenues for the first nine months of 2025 increased 7.3% to $3,255.4 million from $3,033.9 million for the first nine months of 2024, primarily driven by a $384.2 million, or 32.8%, increase in the Wizards of the Coast and Digital Gaming segment, partially offset by a $160.0 million, or 8.9%, decrease in the Consumer Products segment and a $2.7 million, or 4.2%, decrease in the Entertainment segment. See the Segment Results discussion below for further details.
The following table presents net revenues by brand portfolio category:

	Nine Months Ended
	September 28, 2025	September 29, 2024	% Change
Grow Brands	$2,391.6	$2,065.0	15.8%
Optimize Brands	509.5	530.0	(3.9)%
Reinvent Brands	354.3	438.9	(19.3)%
Net revenues	$3,255.4	$3,033.9	7.3%

GROW BRANDS: Net revenues in the Grow Brands portfolio increased $326.6 million, or 15.8%, in the first nine months of 2025, compared to the first nine months of 2024. The net revenue increase primarily reflects higher net revenues from MAGIC: THE GATHERING, which grew by $347.6 million, or 39.9%, driven by strong performance of Universes Beyond sets such as Final Fantasy, Edges of Eternities and Marvel's Spider-Man. This growth was accompanied by an increase in MONOPOLY product sales and digital game licensing revenues related to MONOPOLY GO!, offset by lower net revenues from PLAY-DOH and other Hasbro Gaming products.
OPTIMIZE BRANDS: Net revenues in the Optimize Brands portfolio decreased $20.5 million, or 3.9%, in the first nine months of 2025, compared to the first nine months of 2024. The net revenue decrease is primarily driven by lower net revenues from PEPPA PIG and STAR WARS products, partially offset by an increase in net revenue from DUEL MASTERS products.
REINVENT BRANDS: Net revenues in the Reinvent Brands portfolio decreased $84.6 million, or 19.3%, in the first nine months of 2025 compared to the first nine months of 2024. The net revenue decrease is primarily driven by lower product sales for NERF, as well as lapping of licensing revenues for MY LITTLE PONY of $12.6 million, or 24.6%, partially offset by an increase in net revenues from BEYBLADE products, following the Company's successful reintroduction of the brand.
OPERATING COSTS AND EXPENSES
Cost of sales – Cost of sales for the first nine months of 2025 was $844.1 million, or 25.9% of net revenues, compared to $820.8 million, or 27.1% of net revenues, for the first nine months of 2024. The increase in Cost of sales was driven by increased sales volumes, as well as approximately $20 million of tariff costs, offset by the 2024 recording of a non-recurring $26.7 million benefit related to a historical over-accrual of vendor commitment liabilities as discussed in Note 1, Basis of Presentation, to the consolidated financial statements. Cost of sales as a percentage of net revenues decreased as a result of supply chain efficiencies and favorable product mix.
Program cost amortization – Program cost amortization decreased to $21.0 million, or 0.6% of net revenues, for the first nine months of 2025 from $24.5 million, or 0.8% of net revenues, for the first nine months of 2024.
Royalties – Royalties for the first nine months of 2025 increased to $255.8 million, or 7.9% of net revenues, compared to $204.2 million, or 6.7% of net revenues, for the first nine months of 2024. Fluctuations in Royalties are generally related to the volume of content releases and deliveries and entertainment-driven products sold. The increase in Royalties for the first nine months of 2025 was directly driven by an increase in sales relating to MAGIC: THE GATHERING Universes Beyond sets, such as Final Fantasy and Marvel's Spider-Man, for which the Company is obligated to pay a royalty.
Product development – Product development expense for the first nine months of 2025 was $255.6 million, or 7.9% of net revenues, compared to $212.2 million, or 7.0% of net revenues, for the first nine months of 2024. The increase in Product development expense during the first nine months of 2025 was primarily due to higher incremental investment in the development of Grow Brands under the Company's Playing to Win strategy.
Advertising – Advertising expense for the first nine months of 2025 was $227.3 million, or 7.0% of net revenues, compared to $213.8 million, or 7.0% of net revenues, for the first nine months of 2024. The increase in Advertising expense during the first nine months of 2025 was primarily driven by additional spend necessary to support top line growth opportunities within the Grow Brands category, specifically within the Wizards of the Coast and Digital Gaming segment.
Amortization of intangibles – Amortization of intangible assets remained flat at $51.4 million, or 1.6% of net revenues, for the first nine months of 2025, as compared to $51.2 million, or 1.7% of net revenues, for the first nine months of 2024. The amortization expense was driven by the straight-line amortization of the Company's remaining definite-lived intangible assets.
Impairment of goodwill – During the first nine months of 2025, the Company recorded a $1,021.9 million non-cash goodwill impairment charge associated with goodwill assigned to reporting units within the Company's Consumer Products segment. There were no goodwill impairment charges during the first nine months of 2024. See further detail in Note 5, Goodwill, to the consolidated financial statements for further information.
Loss on disposal of business – Loss on disposal of business for the first nine months of 2025 was $25.0 million, or 0.8% of net revenues, as compared to $24.4 million, or 0.8% of net revenues, for the first nine months of 2024. The Loss on disposal of business relates to the divestiture of the eOne Film and TV business. See further detail in Note 3, Sale of Non-Core Entertainment One Film and TV Business, to the consolidated financial statements for further information.

Selling, distribution and administration – Selling, distribution and administration expenses decreased to $839.7 million, or 25.8% of net revenues for the first nine months of 2025, from $852.6 million, or 28.1% of net revenues, for the first nine months of 2024. The decrease in Selling, distribution and administration expenses during the first nine months of 2025 was primarily due to cost savings initiatives and a non-recurring $31.1 million expense related to historical environmental liabilities during the second quarter of 2024, partially offset by a non-recurring stock-compensation adjustment of $18.1 million recorded during the first quarter of 2024, as discussed in Note 1, Basis of Presentation, to the consolidated financial statements.
Operating (Loss) Profit – Operating loss for the first nine months of 2025 was $286.4 million, or 8.8% of net revenues, compared to an operating profit of $630.2 million, or 20.8% of net revenues, for the first nine months of 2024 driven by the factors discussed above.
NON-OPERATING EXPENSE (INCOME)
Interest expense – Interest expense for the first nine months of 2025 totaled $123.0 million compared to $127.7 million in the first nine months of 2024. The decrease in Interest expense primarily reflects lower average borrowings as of the end of the third quarter of 2025 as compared to those outstanding as of the third quarter of 2024, partially offset by a higher average interest rate on the outstanding borrowings .
Interest income – Interest income was $20.6 million for the first nine months of 2025, compared to $36.0 million in the first nine months of 2024. Lower Interest income in 2025 primarily reflects the Company's investments in treasury bills, which were substantially higher in 2024 as compared to 2025.
Other income, net – Other income, net remained relatively flat and resulted in income of $15.9 million for the first nine months of 2025, compared to income of $15.7 million in the first nine months of 2024. The change in Other income, net during 2025 was driven primarily by foreign currency exchange gains and losses during the first nine months of 2025 as compared to the foreign currency exchange gains and losses experienced during the first nine months of 2024.
INCOME TAXES
Income tax expense totaled $148.4 million on a pre-tax loss of $372.9 million in the first nine months of 2025 compared to an income tax expense of $133.3 million on pre-tax income of $554.2 million in the first nine months of 2024. Both periods were impacted by discrete tax events. During the first nine months of 2025, the Company recorded a non-cash goodwill impairment within the Consumer Products segment of $1,021.9 million with a tax benefit of $5.4 million and an unfavorable adjustment to the Loss on disposal of the eOne Film and TV business of $25.0 million with no tax benefit. The first nine months of 2024 includes a $24.4 million unfavorable adjustment to the Loss on disposal of the eOne Film and TV business with no tax benefit.
During the first nine months of 2025, exclusive of the impairment of goodwill and the unfavorable adjustment to the Loss on disposal of the eOne Film and TV business, the Company recorded a net discrete tax benefit of $6.5 million compared to a net discrete tax expense, exclusive of the Loss on disposal of the eOne Film and TV business, of $1.8 million in the first nine months of 2024.
The net discrete tax benefit recorded in the first nine months of 2025, exclusive of the tax benefit related to the goodwill impairment, is primarily associated with the release of a valuation allowance. The net discrete tax expense recorded in the first nine months of 2024 is primarily associated with stock-based compensation offset by the release of uncertain tax positions.
Absent discrete items, the tax rates for the first nine months of 2025 and 2024 were 23.8% and 22.7%, respectively. The increase in the base rate to 23.8% for the first nine months of 2025 relative to the first nine months of 2024 is primarily due to the mix of jurisdictions where the Company earned its profits.

SEGMENT RESULTS
The following table presents net external revenues and operating (loss) profit for the Company's reportable segments for the nine months ended September 28, 2025 and September 29, 2024:

	Nine Months Ended
	September 28, 2025	September 29, 2024	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$1,556.5	$1,172.3	32.8%
Consumer Products	1,637.6	1,797.6	(8.9)%
Entertainment	61.3	64.0	(4.2)%
Total net revenues	$3,255.4	$3,033.9	7.3%

Operating (loss) profit:
Wizards of the Coast and Digital Gaming	$723.3	$551.1	31.2%
Consumer Products(1)	(993.4)	64.8	NM
Entertainment	2.6	14.6	(82.2)%
Corporate and Other(1)	(18.9)	(0.3)	NM
Total Operating (loss) profit	$(286.4)	$630.2	(145.4)%
(1) % Change is not meaningful ("NM") for these segments.
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for the nine months ended September 28, 2025 and September 29, 2024:

	Nine Months Ended
	September 28, 2025	September 29, 2024	% Change
Tabletop Gaming	$1,191.9	$832.6	43.2%
Digital and Licensed Gaming	364.6	339.7	7.3%
Net revenues	$1,556.5	$1,172.3	32.8%
Wizards of the Coast and Digital Gaming segment net revenues increased 32.8% in the first nine months of 2025 to $1,556.5 million from $1,172.3 million in the first nine months of 2024. Tabletop Gaming revenue increased 43.2% behind growth in MAGIC: THE GATHERING primarily due to strong demand for Universes Beyond sets such as Final Fantasy, Edge of Eternities, and Marvel's Spider-Man. The net revenue increase in Digital and Licensed Gaming during the first nine months of 2025 was primarily attributable to revenue contributions from higher digital licensing of MONOPOLY GO!, which has contributed $125.8 million of revenue year-to-date.
Wizards of the Coast and Digital Gaming segment operating profit was $723.3 million, or 46.5% of segment net revenues for the first nine months of 2025, compared to operating profit of $551.1 million, or 47.0% of segment net revenues, for the first nine months of 2024. The operating profit increase during the first nine months of 2025 was primarily driven by increased net revenues, as discussed above, while operating margin as a percentage of segment net revenue decreased slightly as a result of an increased royalty expense, driven by the success of MAGIC: THE GATHERING Universes Beyond sets such as Final Fantasy and Marvel's Spider-Man, for which the Company is obligated to pay a royalty.

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for the nine months ended September 28, 2025 and September 29, 2024:

	Nine Months Ended
	September 28, 2025	September 29, 2024	% Change
North America	$950.4	$1,072.0	(11.3)%
Europe	361.8	341.8	5.9%
Asia Pacific	178.6	193.3	(7.6)%
Latin America	146.8	190.5	(22.9)%
Net revenues	$1,637.6	$1,797.6	(8.9)%
The Consumer Products segment net revenues decreased 9% to $1,637.6 million for the first nine months of 2025 compared to $1,797.6 million for the first nine months of 2024 primarily driven by broader industry trends and timing of retail orders. The net revenue decrease primarily reflects lower net revenues driven by declining sales volumes for brands such as NERF, PLAY-DOH, and Hasbro Gaming, offset by growth from BEYBLADE, MONOPOLY, and TRANSFORMERS products.
Consumer Products segment operating loss for the first nine months of 2025 was $993.4 million, or 60.7% of segment net revenues, compared to a segment operating profit of $64.8 million, or 3.6% of segment net revenues, for the first nine months of 2024. The increase in operating loss in the first nine months of 2025 was driven by decrease in net revenues and a non-cash goodwill impairment charge of $1,021.9 million recorded during 2025. This was offset by savings realized from the Company's cost savings and transformation initiatives.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for the nine months ended September 28, 2025 and September 29, 2024:

	Nine Months Ended
	September 28, 2025	September 29, 2024	% Change
Film and TV	$7.7	$3.4	126.5%
Family Brands	53.6	60.6	(11.6)%
Net revenues	$61.3	$64.0	(4.2)%
Entertainment segment net revenues decreased 4.2% to $61.3 million for the first nine months of 2025, compared to $64.0 million for the first nine months of 2024. The net revenue decrease in the Entertainment segment during the first nine months of 2025 was driven primarily by timing of entertainment streaming renewals.
Entertainment segment operating profit was $2.6 million, or 4.2% of segment net revenues, for the first nine months of 2025, compared to an operating profit of $14.6 million, or 22.8% of segment net revenues, for the first nine months of 2024. The decrease in Entertainment segment operating results during the first nine months of 2025 was primarily caused by a decrease in royalty income allocated to the Entertainment segment, driven by the decreased sales volumes within the Consumer Products segment as discussed above, along with a non-recurring Loss on disposal of business of $25.0 million during the first nine months of 2025, that was offset by a non-recurring Loss on disposal of business of $24.4 million during the first nine months of 2024. Refer to Note 3, Sale of Non-Core Entertainment One Film and TV Business, to the consolidated financial statements for further information on the non-recurring Loss on disposal of business.
Corporate and Other
Corporate and Other operating loss was $18.9 million for the first nine months of 2025 compared to an operating loss of $0.3 million for the first nine months of 2024. The operating loss in the first nine months of 2025 was higher when compared to the operating loss in the first nine months of 2024 primarily due to the net impact of three prior period non-recurring adjustments recorded during 2024 that provided a combined income statement benefit of approximately $13.7 million. Refer to Note 1, Basis of Presentation, to the consolidated financial statements for further information on these non-recurring adjustments.

OTHER INFORMATION
Commitments and Contingencies
During the three and nine months ended September 28, 2025, the Company entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $207.3 million. These leases are expected to commence between the fourth quarter of 2025 through 2026, with initial lease terms ranging from 10 years to 12 years.
Refer to Item 7 of our 2024 Form 10-K for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2024. Additionally, refer to Note 14, Commitments and Contingencies, to the consolidated financial statements for a discussion of the Company’s commitments and contingencies. With the exception of the above, contractual obligations and commercial commitments, as detailed in the Company's 2024 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.
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
The impact of tariffs on the Company's business operations was approximately $20 million during the first nine months of 2025. Significant changes in trade policy announced by the U.S. government could adversely impact our forward-looking financial results, including the timing and extent of cash flows based upon timing in customer buying patterns and changes in our supply chain sourcing strategies.
As of September 28, 2025, the Company's cash and cash equivalents totaled $620.9 million. The majority of the Company’s cash and cash equivalents held outside of the United States as of September 28, 2025 are denominated in the U.S. dollar.
Under the Company’s commercial paper program, at the request of the Company and subject to market conditions, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The Company intends to use the commercial paper program as its primary short-term borrowing facility. As of September 28, 2025, the Company had no outstanding borrowings related to the commercial paper program.
The Company’s revolving credit facility with Bank of America, provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion. The revolving credit facility also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Company's revolving credit facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of September 28, 2025. The Company had no borrowings outstanding under its revolving credit facility as of September 28, 2025. However, letters of credit outstanding under this facility as of September 28, 2025 were approximately $3.7 million. Amounts available and unused under the revolving credit facility at September 28, 2025 were approximately $1.25 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $8.4 million was utilized as of September 28, 2025. Of the amount utilized under, or supported by, the uncommitted lines, the full $8.4 million represented letters of credit.
As of September 28, 2025, the Company had $3.3 billion of Long-term debt due at varying times from 2026 through 2044. From time to time, the Company or its affiliates may seek to retire or purchase outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During 2025, the Company has repurchased $65.0 million of its outstanding debt.

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
In June 2025, the Company entered into a money market line of credit agreement (the “Money Market Credit Facility”) to provide the Company with access to uncommitted, short-term cash advances with an aggregate principal amount of up to $100.0 million. The Money Market Credit Facility is intended to support the Company’s short-term liquidity needs, including working capital and general corporate purposes. As of September 28, 2025, the Company did not have any outstanding credit under the Money Market Credit Facility. See Note 8, Long-Term Debt and Other Financing, to the consolidated financial statements for further information.
The amount of obligations confirmed under the supplier finance program that remain unpaid by the Company were $100.1 million, $118.7 million, and $66.2 million as of September 28, 2025, September 29, 2024 and December 29, 2024, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
Cash Flow
The following table summarizes the changes in the Consolidated Statement of Cash Flows:

	Nine Months Ended
	September 28, 2025	September 29, 2024
Net cash provided by (utilized for):
Operating activities	$490.0	$587.6
Investing activities	$(191.8)	$(635.4)
Financing activities	$(375.1)	$190.8
Net cash provided by Operating activities in the first nine months of 2025 was $490.0 million compared to $587.6 million in the first nine months of 2024. The $97.6 million decrease in net cash provided by Operating activities after adjusting for non-cash items, was primarily attributable to changes in net working capital, specifically inventory purchases, which have increased period over period as the result of a strategic decision to build increased flexibility to better match product demand during higher seasonal periods, along with the impact of tariffs. Operating cash flow was also impacted by the timing and magnitude of tax payments, including the payment of the net deemed repatriation tax, in the first nine months of 2025 when compared to first nine months of 2024.
Net cash utilized for Investing activities was $191.8 million in the first nine months of 2025 compared to net cash utilized for Investing activities of $635.4 million in the first nine months of 2024. Additions to property, plant and equipment and software were $49.6 million and $98.6 million, respectively, in the first nine months of 2025 compared to $67.9 million and $78.3 million, respectively, in the first nine months of 2024. Additionally, purchases of Long-term Investments of $55.2 million, which represent prefunding of future debt maturities with U.S. Treasury bills, occurred in the first nine months of 2025, compared to net purchases of Short-term Investments of $480.0 million in the first nine months of 2024. The level of purchases during 2024 was impacted by the intent to utilize the investments, together with available cash, to repay indebtedness of the Company that was due in November 2024.
Net cash utilized by Financing activities was $375.1 million in the first nine months of 2025 compared to net cash provided by Financing activities of $190.8 million in the first nine months of 2024. Financing activities in the first nine months of 2025 primarily include dividends paid of $294.2 million, repayments of long-term debt of $63.5 million, and $21.8 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity. Financing activities in the first nine months of 2024 include approximately $500.0 million of proceeds from issuance of the 2034 Notes, $292.2 million of dividends paid and $13.0 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. We believe that at September 28, 2025, there has been no material change to this information except as noted below.
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
We determined that the carrying values of our regional consumer products reporting units, when aggregated during the second quarter of 2025 based upon similar economic characteristics, exceeded their respective fair values and recorded aggregate pre-tax non-cash impairment charges of $1,021.9 million. Specifically, the fair values of North America and Europe reporting units were determined considering a discounted cash flow model which is primarily based on management’s future revenue and cost estimates, which included the estimated impact of tariff policies in effect and the related macroeconomic environment, and discount rate. The fair value of the Asia Pacific and Latin America reporting units was determined considering a discounted cash flow model weighted equally with the market approach which is primarily based on multiples of comparable public companies.
The fair value of our Family Brands reporting unit, within the Entertainment segment, exceeded the carrying value of that reporting unit by approximately 15%. At September 28, 2025, $325.2 million of goodwill is allocated to the Family Brands reporting unit. The fair value of the Family Brands reporting unit was determined considering a discounted cash flow model weighted equally with the market approach which is primarily based on multiples of comparable public companies. Management closely monitors the operating results of all reporting units in addition to macroeconomic conditions and trade policy developments. Further volatility of trade, geopolitical tensions, or negative global economic developments could cause significant further decreases in the operating results of our reporting units, which may result in a recognition of a goodwill impairment that could be material to the consolidated financial statements in future periods.
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
As of September 28, 2025, the Company had fixed-rate debt of $3.3 billion. The Company may from time to time assess interest rate swaps related to its outstanding debt. The Company did not have any outstanding swaps as of September 28, 2025, September 29, 2024, or December 29, 2024.
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
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 28, 2025. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On November 13, 2024, West Palm Beach Firefighters’ Pension Fund filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and certain rules promulgated thereunder. West Palm Beach Firefighters’ Pension Fund v. Hasbro, Inc., Richard Stoddart, Christian Cocks, Deborah Thomas, Gina Goetter and Eric Nyman, Case No.1:24-cv-8633 (S.D.N.Y.). The plaintiff asserts claims on behalf of persons and entities that purchased the Company’s securities between February 7, 2022 and October 25, 2023 (the “Class Period”), and seeks compensatory damages, interest, fees, and costs. The complaint alleges that members of the putative class suffered losses as a result of false or misleading statements and withholding of information regarding the Company’s inventory, including quality and appropriateness thereof, during the Class Period. On August 29, 2025, the court granted the Miami General Employees' & Sanitation Employees' Retirement Trust and West Palm Beach Firefighters' Pension Fund's motion for appointment as lead plaintiff. The Company intends to vigorously defend against these claims. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.
On August 19, 2025, Karen Sbriglio, derivatively on behalf of Hasbro, Inc., filed a putative shareholder derivative action against certain of the Company's executive officers and current and former members of the Board of Directors of the Company in Rhode Island Superior Court. Sbriglio v. Stoddart et al., PC-2025-04400 (Prov. City, RI). Plaintiff alleges the Board of Directors wrongfully refused to pre-suit litigation demand made on the Board relating to similar allegations described in the West Palm Beach Firefighters' Pension Fund action.
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
There were no repurchases of the Company’s Common Stock during the nine months ended September 28, 2025. At September 28, 2025, Hasbro had $241.6 million remaining available under its share repurchase authorization.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the nine months ended September 28, 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

10.1**	First Amendment to the Amended and Restated Employment Agreement with the Chief Executive Officer
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Furnished herewith
** Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: November 5, 2025	By: /s/ Gina Goetter
Gina Goetter
Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial and Principal Accounting Officer)