Form 10-K
period 2025-12-28
HASBRO, INC.
filed 2026-02-25
CIK 46080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
The aggregate market value on June 27, 2025 (the last business day of the Company’s most recently completed second quarter) of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was approximately $10.3 billion. The registrant does not have non-voting common stock outstanding.
The number of shares of common stock outstanding as of February 13, 2026 was 140,685,758.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for our 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Hasbro, Inc.
Form 10-K
For the Year Ended December 28, 2025

Special Note Regarding Forward-Looking Statements
From time to time, including in this Annual Report on Form 10-K (“Form 10-K”) and in our annual report to shareholders, we publish “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These “forward-looking statements” may relate to matters such as: our business and marketing strategies; anticipated financial performance or business prospects in future periods; relationships with business partners, licensees, licensors, customers, suppliers and employees; purchasing patterns of our customers and consumers; expected technological and product developments; the potential impact of the use of artificial intelligence in our and our competitors' products and operations; the expected timing for new product introductions; expectations concerning the future acceptance of products by customers; the development and timing of planned digital gaming products, consumer products and entertainment releases; marketing and promotional efforts; research and development activities; potential impact of current, potential, reciprocal and retaliatory tariffs; management of supply and inventory; expectations related to our manufacturing and potential efficiencies in our design efforts; impact of public health conditions; adequacy of our properties; expected benefits and cost-savings resulting from the Company's transformation efforts; expected benefits and efficiencies that may be attained or created from use of artificial intelligence in our operations; expected benefits and cost-savings from certain restructuring actions; the timing and impact of moving the Company's Rhode Island operations to Boston, Massachusetts; capital expenditures; working capital; liquidity; timing of and amount of repayment of indebtedness; capital allocation strategy, including plans for dividends, share and debt repurchases; and other financial, tax, accounting and similar matters. Forward-looking statements are inherently subject to risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases such as “anticipate,” “believe,” “could,” “expect,” “intend,” “looking forward,” “may,” “planned,” “potential,” “should,” “will” and “would” or any variations of words with similar meanings. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed in the risk factors below and in Part I, Item 1A. Risk Factors, of this Form 10-K are illustrative and other risks and uncertainties may arise as are or may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission ("SEC"), such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-K or in our annual report to shareholders to reflect events or circumstances occurring after the date of the filing of this report.
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
Strategic Risks
•We may not successfully implement and execute our business strategy, including delivering on our digital gaming strategy, returning our toy business to growth and increased profitability, and continuing to grow our licensing business.
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
•We may not achieve all of our anticipated cost-savings, which may impact our ability to operate efficiently and profitably.

•The industries in which we compete are highly competitive, with low barriers to entry. Artificial intelligence is likely to result in increased competition in the markets in which we compete.
•Acquisitions, licenses, dispositions and other investments we complete may not provide us with the benefits we expect, or the realization of such benefits may be significantly delayed.
Operational Risks
•Our business may be harmed by the imposition or threat of tariffs, including reciprocal or retaliatory tariffs, in markets in which we operate which could increase our product costs and other costs of doing business, reduce or delay purchases, impact consumer spending, or lower our revenues and earnings.
•We may be unable to develop, introduce and ship products on a timely and cost-effective basis, or we may be unable to successfully navigate through global supply chain challenges.
•We may be unable to successfully adapt to the increasing importance of direct-to-consumer sales.
•Our customer base remains highly concentrated, making us susceptible to the success of their businesses.
•Our substantial business, sales and manufacturing operations outside the U.S. subjects us to risks of international operations, including the risk and impact of current, potential, retaliatory or reciprocal tariffs on our products.
•Our reliance on third-party manufacturers, particularly in China, presents risks to our business.
•Our digital games and entertainment offerings may be dependent on third-party studios, content producers and distribution channels.
•Outsourcing of certain key operations or business functions to one or more third-parties creates risks relating to dependence on third parties.
•If we lose key management or other employees or are unable to attract and retain talented people with the skill sets we need for our diverse and evolving business, our business may be harmed.
•Our business may be harmed if we are unable to protect our critical intellectual property rights.
•As we incorporate AI tools into aspects of our business, including product and game development, we may face increased costs, operational complexity, IP and data governance challenges, and evolving regulatory requirements, any of which could adversely affect timelines, quality, or expected returns on investment.
•Failure to successfully operate our information technology systems, or if our electronic data is compromised, our business may be harmed.
Global and Economic Risks
•Changes in U.S., global or regional political or economic conditions can harm our business, such as inflation, tariffs, rising interest rates and unemployment rates, as well as the markets in which we and our employees, consumers, customers, suppliers and manufacturers operate. Such changes can also adversely impact discretionary consumer spending.
•Public health crises have had and may continue to have an adverse effect on our business, including harming our ability to source and ship products in a timely and cost-effective manner.
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
Through our franchise-first approach, we unlock value from both new and legacy IP, including MAGIC: THE GATHERING, MONOPOLY, HASBRO GAMES, PLAY-DOH, TRANSFORMERS, DUNGEONS & DRAGONS, NERF, and PEPPA PIG, as well as premier partner brands. Powered by our portfolio of iconic brands and a diversified network of partners and subsidiary studios, we bring fans together wherever they are, from tabletop to screen.
For more than a decade, Hasbro has been consistently recognized for its corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media, a 2025 JUST Capital Industry Leader, one of the 50 Most Community-Minded Companies in the U.S. by the Civic 50, and a Brand that Matters by Fast Company.
Recent Developments
Fiscal year 2025 was a year of strong results, driven by our continued execution on our Playing to Win strategy and cost-savings initiatives.
2025 Business Results
We finished 2025 with strong momentum, led by another record performance in our Wizards of the Coast and Digital Gaming segment, continued growth in licensing, and operating profit improvement across the Company.
•MAGIC: THE GATHERING had a record year, supported by the success of its Universes Beyond sets such as Avatar: The Last Airbender and Final Fantasy, which was the highest selling set of all-time based on net revenues. Edge of Eternities and Marvel's Spider-Man also contributed to performance as well as high demand for our backlist sets and Secret Lair offerings.
•Digital licensing was once again led by Monopoly Go!, a mobile game from our partners at Scopely, Inc., and remains a meaningful contributor to licensing revenues.
•In our Consumer Products segment, we saw solid performance from BEYBLADE, TRANSFORMERS and Hasbro Gaming, as well as success from recent innovation, such as the announcement of Baby Evie joining PEPPA PIG. In addition, we saw strong success from partner licensed brands, such as MARVEL.
•Licensing in our Consumer Products segment continues to drive strong operating profit.

Operational Excellence Program
In 2025, we continued to execute on our Operational Excellence program, an ongoing enterprise-wide cost-savings initiative that includes targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. Through 2025, we have delivered almost $800 million of gross cost savings and are well on our path to our previous $1.0 billion commitment.
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
We are Playing to Win. In 2025, we launched our refreshed strategy, "Playing to Win," to refocus the Company on inspiring a lifetime of play across more categories, more partners, and more ways to engage. Through play fueled brand engagement and partner scaled co-investment, including video games, artificial intelligence ("AI") enabled entertainment, and licensing, we plan to expand our consumer reach as a games, IP, and toy company. We seek to be one of the most profitable and diverse toy and game companies globally, powered by gamified, entertainment-driven, multi-purchase, multi-generational franchises. To significantly extend our consumer reach and drive for revenue and profit growth, we are focusing on five key strategic building blocks:
•Anytime is Playtime: Focus on winning play occasions and distribution point by making our brands accessible, relevant, and engaging wherever, whenever, and however consumers choose to play.
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

Games	IP – Licensing & Entertainment	Toys
Our high profit, high growth investment center. As consumers embrace digital, our game portfolio offers new channels to express our brands.	Our capital-light, partner scale opportunity. Licensing drives our brands across consumer product categories, screens and experiences.	Our first handshake with consumers; a cash generative business in a stable category driven by brands, innovation and licenses.
As a Company, we possess three competitive advantages: 1) a broad and deep brand portfolio rooted in play; 2) one of the biggest and most diverse licensing businesses in the world and 3) a profitable games business anchored by MAGIC: THE GATHERING, DUNGEONS & DRAGONS, MONOPOLY, and Hasbro gaming classics.
Our competitive advantages reinforce one another. Our toy and game brands fuel our licensing business. Our licensing business delivers substantial investment from third-parties which strengthen our brands and our bottom line. Our games business adds further strength to our balance sheet giving us the investment dollars to upgrade core capabilities like design, supply chain, and marketing and gives us new ways to expand our brands’ reach, particularly in digital.
Operational Excellence: Transforming Hasbro. We are midway through a transformation. Over the past several years our initiatives have focused on:
•Reinvigorating licensing by expanding into new partnerships across toys, gaming and experiences and by strengthening existing partnerships with key partners, including the extension of our agreement with The Walt Disney Company.
•Accelerating digital initiatives and digitally-orientated partnerships.
•Right-sizing our organizational structure.
•Reducing complexity across the business, including significantly reducing SKU count, reducing owned inventory levels and reducing the cost structure.
•Divestiture of the non-core film and TV business of eOne (as defined below) which returned “play” to the center of our mission and investment priorities, ultimately reducing content spend by over 90%.
We are continuing to transform the business by upgrading our systems and talent with an emphasis on:
•Rapid adoption of AI, including launching new enabled services and digital solutions to innovate, improve operational efficiency, and go to market digitally.
•Modernizing how we design and develop products and work with manufacturers to improve the time to market, improve agility and reduce costs.
•Process and systems modernization across IT, accounting, finance and HR.
•Supply chain excellence to continue improving predictability, costs and services across the network.
•Establishing an inspired workforce with a performance culture built on solid fundamentals, strong values and bar-raising feedback.
•Build a real "test and learn" engine to enable ideas to move from concept to market with speed, evidence and consumer co-creation.
Our Brand Portfolio. Below is a summary of the brands and business models where we compete.
•Toys and Games. We market and sell toys and games based on our owned and controlled brands globally at retail stores, through ecommerce platforms and through our fan-based direct-to-consumer platforms Hasbro PULSE and SECRET LAIR. Our key brands include:
•MAGIC: THE GATHERING
•MONOPOLY
•HASBRO GAMES
•PLAY-DOH
•TRANSFORMERS
•DUNGEONS & DRAGONS ("D&D")
•NERF
•PEPPA PIG

Additionally, through license agreements with third parties, we develop and sell products based on popular third-party brands through these channels. Key brands include:
•MARVEL, including SPIDER-MAN and THE AVENGERS(1)
•LUCASFILMS' STAR WARS(1)
•BEYBLADE
•Final Fantasy, Avatar: The Last Airbender, and Fallout, which collaborate with our MAGIC collectibles through SECRET LAIR projects
(1) Owned by The Walt Disney Company (“Disney”).
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
Our gaming business continues to transform game play with new and innovative games and play experiences. To successfully execute our gaming strategy, we focus on brands that capitalize on existing trends while evolving our approach using consumer insights and data analytics, technology advancements and offering game-play experiences addressed to consumer demand for face-to-face, trading card and digital game experiences played as board, off-the-board, digital, electronic, trading card and role-playing games.
Our subsidiary, Wizards of the Coast (“Wizards”), is a critical part of our gaming business, driving innovation and growth through its popular role-playing and fantasy card-collecting games. These games include:
•MAGIC: THE GATHERING, one of the original collectible card games, is a strategic trading card game with compelling characters in multiple universes that continue to expand through new card sets, including Universes Beyond sets with well-known third-party brands such as Final Fantasy, Avatar: The Last Airbender, and Marvel's Spider-Man, released in 2025. Over the past several years, the MAGIC product line has been able to expand its user base with sets developed for existing and new play groups, including competitive players, casual, social players, collectors, digital players, and fans of "adjacent" universes.
•DUNGEONS & DRAGONS, one of the world’s most popular tabletop role-playing games, is a cooperative, storytelling game where players take on the roles of different characters within a story. There are dice and basic rules involved, along with maps and miniatures or tokens, but the tools that come into play most often are the imaginations of the players.
Our other iconic game brands include long-time favorites such as MONOPOLY, JENGA, CONNECT 4, THE GAME OF LIFE, SCRABBLE, CLUE and TRIVIAL PURSUIT, as well as many other well-known game brands and newer games that are geared toward a mature consumer.
•Digital Gaming. Key to our success is the continued investment in and growth and development of our digital gaming business, including development of AAA and AA games, games as a service and licensed games. Spanning action role-playing games for web-based play, PC and gaming consoles, and Hasbro branded mobile application-based games, our digital gaming business helps to unlock the full value of our brands to achieve our mission of storytelling and bringing our brands to life. Recent examples include:
•the popular MONOPOLY GO! free-to-play mobile game, released in 2023 by Scopely, Inc., based on the classic board game, MONOPOLY;
•the 2023 release of Baldur's Gate 3, the DUNGEONS & DRAGONS-based role-playing video game from our partners at Larian Studios which won several awards, including Game of the Year at the 10th annual Game Awards; and
•the internal development of a variety of digital games, including EXODUS, a sci-fi role-playing game, and WARLOCK: DUNGEONS & DRAGONS, an original third person single-player action-adventure game, both of which currently in development for PC, PlayStation 5 and Xbox, and are expected to be released in 2027.

•the developed and launched digital version of the MAGIC: THE GATHERING card game, Magic: The Gathering Arena and its related mobile application, both of which complement the Company's direct-to-customer relationships with our new and long-time MAGIC: THE GATHERING fan-base.
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
•Consumer Products Licensing: We license our intellectual property for a variety of consumer promotional events and products, including apparel, publishing, home goods and electronics, or in certain situations, toy products where the out-licensing of brands is more effective and profitable than developing and marketing the products ourselves. A recent example of this includes a return of MONOPOLY at McDonald's for the first time in a decade, which featured a new digital-first format, and a resurgence from MY LITTLE PONY through licensing across merchandising categories, music, and trading card products.
•Digital Games Licensing: We out-license certain of our brands to other third-party digital game developers who transform Hasbro brand-based characters and other intellectual properties into digital gaming experiences such as MONOPOLY GO! and Baldur's Gate 3. In addition, a new slate of multi-year licensing partnerships was announced in 2025 that expand Hasbro's presence on the casino floor. These partnerships provide access to new entertainment experiences that reimagine our brands in bold, exciting ways for a growing base of adult fans and gamers.
•Location-Based Entertainment: Location-based entertainment focuses on licensing our brands across multiple verticals, including, but not limited to, theme parks, water parks, hotels and resorts, family entertainment centers, retail, dining and entertainment, shows, exhibits and exhibitions such as TRANSFORMERS at multiple Universal Studios theme parks, seven Peppa Pig Theme Parks and several Peppa Pig World of Play experiences with Merlin Entertainment, and Hasbro City, a Hasbro-themed family entertainment center located in Paseo Interlomas, Mexico featuring thrilling theme park rides and experiences, live shows, food and beverage options and the region's first Hasbro-themed retail location. These experiences bring our brands to life and further immerse our consumers in our storytelling in a capital efficient manner as the third-parties operating these experiences are making the investment in these initiatives.
•Entertainment. Reinforcing storylines associated with our owned and controlled brands through entertainment mediums, including television, film, digital content and other programming is our primary entertainment strategy. With our cross-platform capabilities, our entertainment business leverages film and television production and sales, digital content and children's programming to create compelling entertainment and drive creativity and overall awareness across brands with merchandising and licensing tie-ins. Principal brands include PEPPA PIG and MY LITTLE PONY whose content entertains children worldwide and generates revenues through licensing and merchandising programs across multiple retail categories. New in 2025 was the arrival of baby Evie, who joined Peppa and George as the newest member of the PEPPA PIG family during a cinematic event that featured the reveal of ten new episodes and six new songs.
•Hasbro Direct. Our Hasbro Direct business adopts a "Fans Come First" approach, intended to create direct connections with our consumers. It includes the following platforms:
•Magic: The Gathering Arena – the free-to-play online adaptation of the MAGIC: THE GATHERING card game where players can explore the fantasy worlds, play a variety of game formats to collect cards and test skills against friends and other players around the world, or participate in in-game tournaments. This game continues to be enhanced and has helped expand the user base of MAGIC players.
•SECRET LAIR – our internet-based storefront where MAGIC: THE GATHERING fans can purchase exclusive and limited versions of cards.

•D&D Beyond – the premier digital content platform for DUNGEONS & DRAGONS where fans can access online versions of official rule books, character sheets and catalogs, adventures, and other digital tools such as character builders and official D&D content available for purchase.
•Hasbro PULSE – Hasbro's ultimate fan ecommerce destination and sales platform, where fans get exclusive access to behind-the-scenes content, limited run and special edition collectibles and action figures, and other crowd-funded projects that bring dream products into premium reality.
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
Product Development and Royalties
Development
Our success is dependent on continuous innovation in our play offerings and requires ongoing development of new brands and products alongside the redesign of existing products to drive consumer interest and market acceptance. Our products are developed by a global development function, which is responsible for the development, design and engineering of new products and their packaging along with the innovation, improvement or modification of ongoing products. Much of this work is performed by our internal staff of designers, artists, model makers and engineers. The pace of change in innovation and complexity of our product offerings is expected to continue to evolve as we adopt artificial intelligence in the development of new brands and products.
In addition to the design and development work performed by our own staff, we work with a number of independent toy and game designers and compete for their designs and ideas with other toy and game manufacturers. Rights to such designs and ideas, when acquired or licensed by us, are usually exclusive for particular categories and the agreements generally require us to pay the designer a royalty on our net sales of the item. These designer licensing agreements may also provide for advance royalties and minimum guarantees.
Finally, our continued investment in digital gaming is considered a key growth engine to expand our reach in the world of play. As of December 28, 2025, we have four internally owned and operated gaming studios working on a mixture of titles that will both introduce fans to new worlds and franchises, as well as further connect and immerse fans with existing IP. We have also entered into key partnerships with external studios, in an effort to leverage their expertise to bring our brands to life in new, unique ways.
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
We are increasingly promoting our brands through the out-licensing of our intellectual properties to third parties for a wide range of digital games, consumer products and location-based experiences. Under these agreements, licensees generally pay us a sales-based royalty, usage-based royalty, or a combination of both for use of our brands and, in some cases, the license arrangements are subject to minimum guaranteed amounts or fixed fees, over the term of the license.
Our entertainment offerings also require us to pay royalties and participations to those involved in the creation of our content, such as producers, writers, directors and actors.

Marketing and Sales, Customer Concentration and Advertising
Marketing and Sales
Our global marketing function establishes brand direction and messaging and assists the selling entities in establishing local marketing programs. Our global marketing group works with the global development function to deliver unified, brand-specific consumer experiences. In addition to the global marketing function, our local selling entities employ sales and marketing functions responsible for local market activities and execution.
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
Customer Concentration
In 2025, net revenues from our top five customers accounted for approximately 35% of our consolidated global net revenues. Our largest customers, Amazon.com, Inc. and Wal-Mart, Inc. together represented 20% of consolidated global net revenues, with each accounting for 11% and 9%, respectively. Refer to Part I, Item 1A. Risk Factors, of this Form 10-K for a further discussion of risks relating to customer concentration.
Advertising
We advertise many of our products and brands through digital marketing, social media and television. Products are strategically cross-promoted by spotlighting specific products alongside related offerings in a manner that promotes the sale of not only the selected item, but also those complementary products.
Part of our strategy includes focusing on reinforcing storylines associated with our brands through several mediums, including digital and tabletop gaming, consumer products, television, film and live action experiences. Our brands obtain marketing and advertising support through entertainment appearing on major networks globally and theatrical releases, as well as on various other digital platforms, including the use of influencers and social media.
Many of our new products are introduced to major customers within one to two years prior to their year of retail introduction. Our advertising expenditures are impacted by our product mix in any given year. For example, brands based on major motion picture releases generally require less advertising as a result of the promotional activities around the motion picture release, whereas leading into a major digital gaming launch, our Wizards of the Coast business will have substantial increases to advertising, marketing and promotional expenses to acquire players and promote gaming releases.
Supply Chain and Manufacturing
We are committed to transforming our supply chain into an industry-leading organization that delivers competitive advantages from design to shelf through superior service, responsiveness, and operational excellence. Our multi-year plan is focused on strengthening capabilities and maintaining a robust productivity pipeline to fuel Hasbro’s growth.
Key areas of focus include optimizing our manufacturing and logistics network, advancing integrated planning, and embedding design to value, and design for manufacture principles. Through these strategic pillars, our supply chain continues to create value and reduce costs across transportation, warehousing, and ex-factory expenses, while sustaining progress to continue to lower inventory levels and improving operating cash flow.
As part of the transformation, we continue to pursue a resilient sourcing strategy by diversifying our manufacturing footprint. The majority of our products are manufactured by third-party manufacturers located in China, Vietnam, India, Japan, Belgium, the United States, Mexico, and Indonesia. Most manufacturing utilizes basic raw materials such as plastic, paper and cardboard, though certain products also incorporate electronic components. Product costs are generally based on annual pricing agreements with manufacturing partners throughout the year, reflect estimated market conditions, and typically remain fixed unless significant market changes occur.
Our logistics network is designed to ensure product availability across diverse retail, digital, and direct-to-consumer channels, while maintaining operational flexibility and cost efficiency. It includes owned and leased distribution centers as well as third party logistics providers worldwide. We manage inbound and outbound transportation, order fulfillment, and network optimization to ensure delivery to retail partners and consumers.

Continued enhancements in supply planning and forecasting are designed to improve responsiveness from manufacturing through delivery while reducing working capital requirements. Initiatives in inventory optimization, process simplification, and end-to-end system integration contribute to greater efficiency and profitability.
In parallel, our design to value and design for manufacture initiatives focus respectively on maximizing customer value and optimizing design for efficient production. Together, these drive cost efficiency and a continuous productivity pipeline aligned with long-term growth priorities.
We remain vigilant in monitoring regulatory requirements and potential supply chain disruptions, including trade restrictions, tariff impacts, labor constraints, environmental impacts, and geopolitical developments. Working closely with our partners, we uphold high standards of product quality, safety, and ethical manufacturing, and ensure compliance with applicable trade and labor regulations.
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
We also contend with the expanding variety of digital gaming and digital entertainment offerings available for children, while product life cycles of traditional toys and games have shortened. As a result, our products not only compete with those offerings produced by other toy and game manufacturers and companies offering branded family play and entertainment, we also compete, particularly in meeting the demands of older children and adults, with entertainment offerings of many technology companies, such as makers of tablets, mobile devices, video games and other digital gaming products and screens, and social media companies.
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
In 2025 and 2024, the second half of the year accounted for approximately 60% and 58% of full year revenues, respectively, with the third and fourth quarters accounting for approximately 30% and 30%, respectively, of full year net revenues in 2025 and 31% and 27%, respectively, of full year revenues in each of the third and fourth quarters of 2024.

Environmental, Social and Governance
The following discusses our governance and focus areas of our Environmental, Social and Governance (ESG) efforts.
Governance
ESG governance starts with our Board of Directors ("Board"), with specific oversight by our Nominating, Governance and Social Responsibility Committee of the Board ("Governance Committee"). ESG topics, such as climate and sustainability, human rights and ethical sourcing are regular agenda items at Governance Committee meetings. The Governance Committee analyzes these issues and makes recommendations to the full Board. In addition, the Audit Committee of our Board oversees SEC and public disclosures in specific matters, such as conflict minerals, and enterprise risk. The full Board receives regular updates regarding our ESG progress.
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
We continue to work to integrate climate risk identification and mitigation into our overall enterprise risk management process and business. As part of this effort, we published a Climate and Nature Transition Plan and an IFRS S2 disclosure, where we describe how climate change could impact our business and the key actions we are taking that are designed to strengthen our resiliency. These disclosures contribute to our ongoing preparation work for the European Union's Corporate Sustainability Reporting Directive ("CSRD").
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
Employees
In 2025, we employed approximately 4,520 people worldwide, with approximately 58% of our employees in North America (51% in the United States; 7% in Canada), 19% in Europe, 18% in Asia Pacific, and 5% in Latin America (includes Mexico). Approximately 2% of our employees globally are covered by unions or collective bargaining agreements.
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

Government Regulation
Our toy and game products sold in the United States are subject to the provisions of The Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008 (as amended, the “CPSIA”), The Federal Hazardous Substances Act (the “FHSA”), The Flammable Fabrics Act (the “FFA”), and the regulations promulgated thereunder. In addition, a few of our products, are also subject to regulation by the Food and Drug Administration.
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
The Children’s Television Act of 1990 and the rules and regulations of the United States Federal Communications Commission, the rules and regulations of the Federal Trade Commission, as well as the laws of certain other countries, also place limitations on television commercials during children’s programming and on advertising in other forms to children, and on the collection of information from children, such as restrictions on collecting information from children under the age of thirteen subject to the provisions of the Children’s Online Privacy Protection Act ("COPPA"). Legislative changes to COPPA are currently under consideration by the U.S. Congress. Digital games that are accessible to children or families may be subject to additional laws and regulations governing online safety, age-appropriate design, parental controls, advertising practices and user interaction.
In addition to laws restricting the collection of information from children, our business is subject to other regulations, such as the General Data Protection Regulation in the European Union, which restricts the collection, use, and retention of personal information, as well as data protection laws in the United States and other countries. Failure to comply with any of those restrictions can subject us to severe liabilities. We continue to monitor the developments of regulation in the area of artificial intelligence as applicable to our business as this area continues to evolve and remains uncertain.
Our digital games are subject to consumer protection and unfair or deceptive practices laws, including regulations governing digital content, in-game purchases and disclosures.
Further, we maintain programs to comply with various United States federal, state, local and international requirements relating to the environment, health, safety and other matters.

Our Executive Officers
The following persons are our executive officers. Such executive officers are elected annually. The positions and offices listed below are the principal positions and offices held by such persons within the Company. The persons listed below generally also serve as officers and directors of certain of our various subsidiaries at our request.

Name	Age	Position and Office Held	Period Serving in Current Position
Chris Cocks(1)	52	Chief Executive Officer	Since 2022
Gina Goetter(2)	49	Chief Financial Officer and Chief Operating Officer	Since 2023
Jason Bunge(3)	51	Chief Marketing Officer	Since 2023
Holly Barbacovi(4)	49	Chief People Officer	Since 2024
Tim Kilpin(5)	65	President, Toys, Board Games, Licensing and Entertainment	Since 2023
John Hight(6)	65	President, Wizards of the Coast and Digital Gaming	Since 2024
Tarrant Sibley(7)	57	Chief Legal Officer and Corporate Secretary	Since 2019

(1) Prior thereto, President and Chief Operating Officer of Wizards of the Coast and Digital Gaming from 2021, and President of Wizards of the Coast from 2016 to 2021.
(2) Prior thereto, Ms. Goetter served as Chief Financial Officer at Harley-Davidson, Inc. from 2020 to 2023. Prior to her time at Harley-Davidson Inc., Ms. Goetter served in senior leadership roles at Tyson Foods, Inc. from 2019 to 2020 and General Mills, Inc. from 1998 to 2019.

(3) Prior thereto, Mr. Bunge served as Chief Marketing Officer at Riot Games, where he oversaw global game marketing, product publishing, and channel strategy. Prior to his time at Riot Games, Mr. Bunge served as Senior Vice President of Brand Management and Marketing at Electronic Arts (EA).
(4) Prior to joining Hasbro in 2024, Ms. Barbacovi served as Chief People Officer at Bungie from 2021 to 2024. Prior to that she served head of human resources for Amazon Games from 2020 to 2021 and as Vice President of Human Resources at Wizards of the Coast from 2016 to 2020, and in different HR and Operations roles during a 16-year career at Microsoft.
(5) Prior to joining Hasbro in 2023, Mr. Kilpin served as Executive Chairman and Chief Executive Officer of PlayMonster Group, LLC from 2020 to 2023. Prior thereto, Mr. Kilpin held senior leadership positions within the toy and entertainment industry at companies that include Activision Blizzard, Inc., Mattel, Inc. and The Walt Disney Company.
(6) Prior to joining Hasbro in 2024, during a twelve-year tenure, Mr. Hight served as Senior Vice President and General Manager of the Warcraft franchise at Blizzard Entertainment, overseeing all development and commercial activities for World of Warcraft, Hearthstone and Warcraft Rumble. Prior to that, Mr. Hight oversaw development of God of War 3 and the PlayStation Network for Sony’s Santa Monica Studio. He also taught courses in game development for the Interactive Media Division of the USC School of Cinematics.
(7) Prior thereto, Senior Vice President, Chief Legal Officer and Secretary from 2018 to 2019 and Senior Vice President and Deputy General Counsel from 2010 to 2018.

Availability of Information
Our internet address is http://www.hasbro.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge on or through the investor section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
Our Playing to Win business strategy evolves around our mission to create joy and community through the magic of play and inspiring a lifetime of play. We are focused on extending the reach of our products globally to improve our position in the marketplace, increase revenue and increase operating profit.
Failure to execute this strategic plan may harm our business. Our ability to successfully implement and execute these plans and initiatives is dependent on many factors, including, among other things:
•our ability to successfully innovate, design, develop, price, commercialize and grow a focused group of brands to global consumers;
•continuing to grow MAGIC: THE GATHERING and driving growth in DUNGEONS & DRAGONS as traditional trading card and role-playing games, as well as further expanding into digital offerings;
•successfully growing and delivering on our digital gaming business;
•successfully launching new digital studios and new digital games that gain customer acceptance;
•continuing to grow our licensing business; and
•returning our toy business to growth and increased profitability by optimizing the business, including through right-sizing our cost structure, creating efficiencies in our operations, and designing cost-effective products.
Because our strategy emphasizes growing a focused set of franchises and expanding our higher-margin games and digital businesses, including MAGIC: THE GATHERING and DUNGEONS & DRAGONS, adverse trends affecting consumer demand for, or engagement with, any of these key brands could disproportionately impact our results of operations.
In addition, the simultaneous pursuit of multiple strategic initiatives, including digital gaming development, licensing expansion, AI adoption, systems modernization and cost-saving initiatives, may strain management attention, organizational capacity and capital resources, and any failure to appropriately prioritize or allocate resources among these initiatives could adversely affect our business and result of operations.
Our business will suffer if we are unable to develop, publish and commercialize digital games.
A key component to the success of our strategy is to continue to develop, publish and commercialize digital games, including AAA/AA games, games as a service and licensed games based on our existing IP, as well as new and licensed IP. We have invested substantially in our digital gaming business. If we are unable to successfully launch and commercialize existing and new games, our business may be harmed. The digital gaming industry is highly competitive, including for talent, and costs associated with designing, developing and producing digital games and technologically advanced or sophisticated products tend to be higher than for many of our other more traditional products, with no assurance of success. As a result, we face increased risk of not achieving sales sufficient to recover our costs and we may lose money on the development and sale of these products. There is no guarantee that a given game will be successful and it is possible we may cease development on a game after significant investment. As a result, we face the risk of significant write-offs in the event a digital game’s development is discontinued prior to commercialization or is not as commercially successful as we planned.
Designing, developing and producing digital gaming and other technologically advanced or innovative products often relies on third parties and requires different competencies and follows different timelines than traditional toys and games. Delays in the design, development or production of our digital gaming products or introduction of competitive digital game products in close proximity to our introduction could have a significant impact on our success. Further, the pace of change in product offerings and consumer tastes in electronics and digital gaming areas is potentially even greater than for our other products and this pace of change is expected to accelerate as artificial intelligence is further incorporated into the development of games. If a digital game fails to gain consumer acceptance early in its life cycle, there are limited opportunities to gain such acceptance through secondary launches or distribution through alternative platforms. This pace of change or lack of consumer acceptance means that the window in which a digital gaming product can achieve and maintain consumer interest may be even shorter than traditional toys and games.
We may not realize the full benefit of our licenses from third parties if the licensed material has less market appeal than expected, if revenue from the licensed products is not sufficient to earn out the minimum guaranteed royalties or if licenses are not renewed.
A significant part of our strategy for our consumer products business and our Wizards and digital gaming business is to license premium and well-recognized intellectual property for the development of products. For example, we have licenses with The Walt Disney Company for the Marvel and Star Wars properties for toys and games, and for our Universes Beyond MAGIC: THE GATHERING sets we have licenses for key brands such as Final Fantasy, Spider-Man, Avatar, and Lord Of The Rings. In some cases, we may only obtain a license for certain aspects of an intellectual property or for certain territories, which means that some of our competitors may also use the same intellectual property for other categories or in different territories. Sales may be adversely affected if the licensed products do not resonate with new or existing consumers or if consumers reduce purchases due to the perception a brand is diluted given numerous options available.
If we produce a line of products based on a movie or television series or digital game, the timing of release or overall success of the movie, series or digital game has a critical impact on the level of consumer interest in the associated products we offer. In addition, competition in our industry for access to premium brand properties is intense and can lessen our ability to secure, maintain, and renew popular licenses on beneficial terms. If we are unable to realize the full benefit of an important license, or if an important license is not renewed or is otherwise terminated, our business results may be harmed.
The license agreements we enter to obtain these rights usually require us to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than what we are ultimately able to recoup from actual sales, which could result in write-offs and could harm our results of operations. Acquiring or renewing licenses may require the payment of minimum guaranteed royalties that we consider to be too high to be profitable, which may result in losing licenses that we currently hold when they become available for renewal, or not pursuing certain new licenses. Additionally, as a licensee of premium-based properties, we cannot guarantee that a particular property or brand will translate into successful products, and underperformance of any such products may result in reduced revenues and operating profit for us.
Third party licensees and partners of our brands may fail to honor their obligations to us or their actions may put us at risk.
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
As our strategy increasingly relies on third-party partners to invest in and scale experiences based on our intellectual property, reductions in partner investment, shifts in partner priorities or changes in economic conditions could limit the growth, reach or profitability of these initiatives.

Consumer interests change quickly and acceptance of our product offerings are influenced by technological and outside factors, making it difficult to design and develop innovative products and other offerings which are and will continue to be popular with children, families, fans and audiences.
Our ability to successfully create innovative products that inspire a lifetime of play is affected by the interests of children, families, fans and audiences which evolve quickly and can change dramatically from year to year and by geography. To be successful, we must correctly anticipate the types of products, play patterns and entertainment which will capture consumers’ interests and imagination, and quickly develop and introduce innovative and value driven products and engaging entertainment which can compete successfully for consumers’ limited time, attention and spending. It is very difficult to predict consumer acceptance with certainty due to, among other things, the increasing utilization of technology at younger and younger ages, social media and digital media, the breadth of products and entertainment available to consumers, and outside factors such as influencers, critical reviews and promotions. Evolving consumer tastes and shifting interests, coupled with an ever-changing and expanding pipeline of products, technology and entertainment which compete for consumer interest and acceptance, create an environment in which some products, technology and entertainment offerings can fail to achieve consumer acceptance or can be popular during a certain period of time but then be rapidly replaced. As a result, our products and entertainment offerings can have short consumer life cycles with no guarantee of success. In addition, frequent product releases, cross-brand collaborations or expanded licensing initiatives may contribute to franchise fatigue or oversaturation, which could reduce long-term consumer engagement and diminish the value of our brands. Failure to correctly anticipate consumer interests, will harm our revenues and earnings.
Technological developments, such as developments in artificial intelligence and shifts to streaming platforms for entertainment content, continue to evolve, and these developments may affect aspects of our existing business model, including revenue streams for the use of our intellectual property and how we create our products and games. As we incorporate AI tools into aspects of our business, including product and game development, we may face increased costs, operational complexity, IP and data governance challenges, and evolving regulatory requirements, any of which could adversely affect timelines, quality, or expected returns on investment. We may lose opportunities to capitalize on changing market dynamics, technological innovations or consumer tastes if we do not adapt to such changes in a timely manner. If we fail to accurately assess and effectively respond to changes in technology and consumer behavior in the markets in which we operate, our business may be harmed. The use of artificial intelligence in product and game development may also raise intellectual property, data sourcing, ethical or regulatory issues, and disputes or restrictions in these areas could increase costs, delay development or limit the use of certain technologies.
Failure to achieve our anticipated cost-savings may impact our ability to operate efficiently and profitably.
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
The play industry is highly competitive, and if we fail to compete successfully, our business may be harmed. Our primary competition comes from toy and game companies, digital gaming companies and digital gaming developers. We compete with several large companies in our product categories, as well as with many smaller United States and international game and toy designers, manufacturers and marketers. In certain instances, we compete with large retailers, who offer such products under their own private labels, often at lower prices. Competition is based primarily on meeting consumer preferences and on the quality and play value of our products and experiences, and, in some cases, the timing of release of other products and games that attract a similar consumer. To a lesser extent, competition is also based on product pricing. We expect that as the use of artificial intelligence becomes more prevalent, we will continue to see increased competition from those using such technology to develop games, toys and content.
In addition to existing competitors, the barriers to entry for new participants in the play industry are low. The use of digital media and the heightened connection between digital media and consumer interest, has further increased the ability for new participants to enter our markets, and has broadened the array of companies we compete with. For example, with the use of influencers and media outlets such as Tik Tok, new participants with a popular product idea can gain access to consumers and become a significant source of competition for our products in a very short period of time. These existing and new competitors may respond more rapidly than us to changes in consumer preferences or may design products that are more desirable than ours. Our competitors’ products may achieve greater market acceptance than our products and potentially reduce demand for our products, lower our revenues and lower our profitability.
We may not realize the anticipated benefits of acquisitions, dispositions or investments in joint ventures, or those benefits may be delayed or reduced in their realization.
We cannot be certain that the products and offerings of companies we may acquire, or acquire an interest in, will achieve or maintain popularity with consumers in the future or that any such acquired companies or investments will allow us to more effectively market our products, develop our competencies or grow our business. In some cases, we expect that the integration of the companies that we may acquire will create production, marketing and other operating, revenue or cost synergies which will produce greater revenue growth and profitability and, where applicable, cost savings, operating efficiencies and other advantages. However, we cannot be certain that these synergies, efficiencies and cost savings will be realized. Even if achieved, these benefits may be delayed, reduced or short-lived in their realization. In other cases, we may acquire or invest in companies that we believe have strong and creative management, in which case we may plan to operate them more autonomously rather than fully integrating them into our operations. We cannot be certain that the key talented individuals at these companies would continue to work for us after the acquisition or that they would develop popular and profitable products, entertainment or services in the future. Acquisitions of businesses and brands could also be adversely affected by changes in our business strategy or external factors, such as any decision to sell, license or otherwise dispose of certain assets. We cannot guarantee that any acquisition, disposition, license or investment we may make will be successful or beneficial, and acquisitions, dispositions, licenses and investments can consume significant amounts of management attention and other resources, which may negatively impact other aspects of our business.
Operational Risks Related to our Business
Our business may be harmed by the imposition or threat of tariffs, including reciprocal or retaliatory tariffs, in markets in which we operate which could increase our product costs and other costs of doing business, reduce or delay purchases, impact consumer spending, or lower our revenues and earnings.
The current global tariff environment remains uncertain. For products manufactured outside the U.S., tariffs increase the cost of our products. Tariffs may impact our sales and reduce our profitability. Tariffs may also impact consumer spending if products become more expensive or consumers have less discretionary income or consumer spending power. The current tariff environment, particularly the imposition or threat of tariffs on products manufactured in China for import into the U.S. as well the potential for retaliatory and reciprocal tariffs in other countries in which we do business, has in the past negatively impacted our business and may in the future negatively impact our business, sales and profitability. The threat and imposition of tariffs have resulted in the past, and may in the future result, in the elimination of some direct import orders, where customers take ownership of products near the source of supply and import the product themselves into the U.S., in favor of shifting to domestic orders, which requires us to ship the products to the U.S., and import and warehouse the products prior to delivery to the customer. This shift to domestic orders raises the cost to us, can result in delays in the time of a sale, and may result in the potential loss of some orders entirely due to the lack of timely supply or other delays. We cannot assure you that we will be able to successfully implement actions to lessen the impact of tariffs imposed on our products, including any changes to our supply chain, logistics capabilities, sales policies or pricing of our products.
An inability to develop, introduce and ship planned products, product lines and new brands in a timely and cost-effective manner could result in excess inventory, a shortage of products or otherwise damage our business.
In developing products, product lines and new brands we have anticipated dates for the associated product and brand introductions. When we state that we will introduce, or anticipate introducing, a particular product, product line or brand at a certain time in the future those expectations are based on completing the associated development, implementation, and marketing work in accordance with our currently anticipated development schedule. If we do not have in place appropriate systems and technology, or do not obtain sufficient data, analytics and insights, we may not be able to adequately predict demand for our products. If we fail to accurately forecast demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of demand have in the past resulted in, and may in the future result in inventory write-downs or write-offs, and the sale of excess inventory at discounted prices or through less preferred distribution channels, which could harm our profit margins. If we do not operate our supply chain in an effective manner, we will not be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis to meet constantly changing consumer demands. This risk is heightened by our customers’ compressed shipping schedules and the seasonality of our business.

We are implementing new original design processes for some of our products in an effort to reduce costs and potentially enter into new or underserved markets. At the same time, we are also increasing sophistication of many of the brands and products we are designing and developing in terms of combining digital and traditional technologies, and providing greater innovation and product differentiation. Unforeseen delays or difficulties in the development process, significant increases in the planned cost of development, or changes in anticipated consumer demand for our products and new brands may cause the introduction date for products to be later than anticipated, may reduce or eliminate the profitability of such products, result in excess inventory, or, in some situations, may cause a product or new brand introduction to be discontinued or not introduced in certain markets.
If we are unable to navigate through global supply chain challenges, our business may be harmed.
We have periodically faced global supply chain challenges with the production and delivery of some products being delayed due to logistics, including labor, trucking and container shortages, strikes, port congestion and other shipping disruptions. We experienced increases in material costs and shortages for some of our products, due in part to higher wages being paid due to labor shortages in China and Vietnam, as well as periodic and unpredictable manufacturing shut-downs or slow-downs due to COVID-19, political instability in certain port regions and tariffs. We can provide no assurance that we will be able to take actions, such as increase prices, to offset the entirety of additional costs we have incurred, and may incur in the future to mitigate the supply chain disruption. Further, if we are unable to negotiate favorable carrier agreements, deliver products on time or otherwise satisfy demand for our products, our business may be harmed.
If we are unable to expand our direct-to-consumer relationships, our business may be harmed.
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
We depend upon a relatively small customer base to sell the majority of our products. During 2025, Amazon.com, Inc. and Wal-Mart, Inc. accounted for approximately 11% and 9%, respectively, of our consolidated net revenues. Similarly, sales of certain products of our Wizards business depend in part on the success of specialty hobby stores. Due to our customer concentration and customer base, if one or more of our major customers or specialty hobby stores were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants, increase their direct competition with us by expanding their private-label business, change their purchasing patterns, impose unexpected fees on us, alter the manner in which they promote our products or the resources they devote to promoting and selling our products, or return substantial amounts of our products, our business may be harmed.
Our customers generally do not enter into binding long-term purchase commitments with us and make all purchases by delivering purchase orders. Any customer could reduce its overall purchase of our products and reduce the number and variety of our products that it carries and the shelf space allotted for our products. In addition, increased concentration among our customers could negatively impact our ability to negotiate higher sales prices for our products and could result in lower margins than would otherwise be obtained if there were less consolidation among our customers. Furthermore, as we experienced with the bankruptcy of certain of our retailers in the past, the failure or lack of success of a significant retail customer could negatively impact our revenues and profitability.
Our substantial business, sales and manufacturing operations outside the U.S. subject us to risks associated with international operations.
We operate in numerous countries outside the U.S. Additionally, we utilize third-party manufacturers primarily located in the Far East, including China, Vietnam and India, to produce most of our products. These international operations, including operations in emerging markets, have unique consumer preferences and business climates, present additional challenges and are subject to risks that may significantly harm our sales, increase our costs or otherwise damage our business, including:
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
Our reliance on third-party manufacturers presents risks to our business.
Most of our toy and game products are manufactured by third-party manufacturers, a substantial but decreasing number of which are in China, and a significant amount of our product sourcing also coming from manufacturers in the U.S., Vietnam, India and Japan. Should changes be necessary, our external sources of manufacturing can be shifted over a significant period of time to alternative sources of supply. Working with vendors who have not historically manufactured products for us means these new vendors must successfully develop the capability to manufacture our products to the quality and safety standards we require and within the tight timeframe required by our customers. Newer and less experienced vendors are more susceptible to product quality, logistics and other issues, due in part to their less mature infrastructure or unfamiliarity with our product standards. In addition, our increased use of original design manufacturers ("ODMs") to support cost efficiency and speed to market may reduce our direct control over product design, quality, sourcing and manufacturing processes, and any failure by ODM partners to meet our design specifications, quality standards, delivery requirements or compliance obligations could adversely affect our products, brand reputation, margins and results of operations.
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
We have relied and expect to further rely on third-party vendor and outsourcing relationships for certain corporate, administrative and other functional areas of the business. Working with third-parties subjects us to risk, including the reduction in full control over certain activities. Any failure to perform timely or accurately or other shortcoming of one of these vendors or outsourcers, could harm our business or could damage our reputation. Transitioning some of these services to a third-party outsourcing vendor is challenging and time-consuming. Problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers may cause delays to product sales and reduce the efficiency of our operations. We may not achieve the cost-savings we expect, and we may suffer knowledge loss and require significant capital investments to remediate the problem. We cannot guarantee that our outsourcing efforts will be successful.
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
The relocation of our primary headquarters for our toys, board games, licensing and entertainment operations from Rhode Island to Boston, Massachusetts requires substantial investment and could disrupt operations. We may lose experienced personnel unwilling to relocate, and we may face challenges recruiting in Boston's competitive labor market. If we are unable to successfully manage this transition, including facility build-out, systems migration, and cultural integration, our operations and financial performance could suffer.
Certain aspects of our business, including digital game development and franchise-driven brands such as MAGIC: THE GATHERING and DUNGEONS & DRAGONS, depend on a limited number of highly skilled creative and technical personnel, and the loss of such individuals could disrupt development pipelines or adversely affect product quality and performance.
The impact of the planned move, recent reductions in workforce or failing to retain key employees can be high due to increased risk of loss of important information, key knowledge and relationships, loss of creative talent, lost productivity, hiring and training costs, all of which could result in lower efficiency, profitability or otherwise harm the business. We cannot guarantee that we will recruit, hire or retain the key personnel we need to succeed.

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
We rely extensively on various information technology systems and software applications to manage many aspects of our business, including product development, management of our supply chain, sale and delivery of our products, analytics, royalty and financial reporting and various other processes and transactions. As part of our transformation efforts, we are continuing to upgrade some of our technology and systems, and we are relying on the systems of third-party outsourcers for certain critical functions. We are critically dependent on the integrity, security and consistent operations of these systems and related back-up systems. These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other cybersecurity attacks and breaches, catastrophic events such as hurricanes, fires, floods, earthquakes, tornadoes, acts of war or terrorism and usage errors by our employees or partners. The efficient operation and successful growth of our business depends on these information systems, including our ability and the ability of our third-party outsourcers to operate them effectively and to select and implement appropriate upgrades or new technologies and systems and adequate disaster recovery systems successfully. The failure of our information systems or third-party hosted technology to perform as designed or our failure to implement and operate them effectively could disrupt our business, require significant capital investments to remediate a problem or subject us to liability.

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
Public health crises may disrupt our business.
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
The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more products within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. The ability to accurately predict levels of inventory remains challenging in the current economic environment, and, in recent years, has resulted in write-offs of excess inventory.
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
We have approximately $3,281.9 million in total long-term indebtedness. The amount of our total long-term indebtedness could:
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
•require that materially adverse terms, conditions or covenants be placed on us under our debt instruments, which could include, for example, limitations on executing additional borrowings, paying dividends, repurchasing our common stock or making investments, any of which could hinder our access to capital markets or our flexibility in the conduct of our business and make us more vulnerable to economic downturns and adverse competitive industry conditions; and
•jeopardize our ability to pay our indebtedness if our business experienced a severe downturn.

If we were unable to obtain or service our other external financings, or if the restrictions imposed by such financing were too burdensome, our business would be harmed.
Due to the seasonal nature of our business, in order to meet our working capital needs, particularly those in the third and fourth quarters, we may rely on our commercial paper program, revolving credit facility and our other credit facilities for working capital. We cannot guarantee that we will be able to issue commercial paper on favorable terms, or at all, at any given point in time. Further, restrictive covenants under our revolving credit facility may limit our future actions as well as our financial, operating and strategic flexibility. Non-compliance with our debt covenants could result in us being unable to utilize borrowings under our revolving credit facility and other bank lines, a circumstance which potentially could occur when operating shortfalls would require supplementary borrowings to enable us to continue to fund our operations.
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
We are subject to significant government regulations, including, in the U.S., under The Consumer Products Safety Act, The Federal Hazardous Substances Act, and The Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our products are subject to regulation by the Food and Drug Administration or similar international authorities. Advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. In addition, our digital games and online services are subject to evolving laws and regulations relating to online safety (including protections for minors), digital content and in-game purchases, advertising and consumer disclosures, and the use of player data, and increased regulatory scrutiny in these areas could increase compliance costs, restrict certain features or monetization practices, or subject us to investigations, enforcement actions, fines or litigation. The collection of personally identifiable information from anyone, including adults, is under increasing regulation in many markets, such as the General Data Protection Regulation adopted by the European Union, and data protection laws in the United States and in a number of other counties. While we take all the steps we believe are necessary to comply with these acts and regulations, we cannot assure you that we will be in compliance and, if we fail to comply with these requirements or other regulations enacted in the future, we could be subject to fines, liabilities or sanctions which could have a significant negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. While costs associated with product recalls have generally not been material to our business, the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm the reputation of our products and have a negative impact on our future revenues and results of operations.
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
As a large multinational corporation, we are subject to regulatory investigations, litigation and arbitration disputes, including potential liability from personal injury or property damage claims by the users of products that have been or may be developed by us, claims by third parties that our products infringe upon or misuse such third parties’ property or rights, securities claims, royalties claims, pay transparency claims, claims by former employees for employment related matters and claims relating to media content. Because the outcome of litigation, arbitration and regulatory investigations is inherently difficult to predict, it is possible that the outcome of any of these matters could entail significant cost for us and harm our business. The fact that we operate in a significant number of international markets also increases the risk that we may face legal and regulatory exposures as we attempt to comply with a large number of varying legal and regulatory requirements. Any successful claim against us could significantly harm our business, financial condition and results of operations.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We employ a multi-layered approach to monitoring and mitigating cybersecurity and data privacy risks. Management, in coordination with our Board, the Audit Committee of the Board (the “Audit Committee”), our dedicated Cybersecurity and Data Privacy teams, and senior leaders responsible for Enterprise Risk Management, have established processes intended to adapt to the evolving threat landscape. These processes are designed to identify, assess, and respond to emerging cybersecurity risks, including the ability to rapidly deploy specialized task forces to address specific threats or incidents.
Our cybersecurity program is informed by various industry standards like the National Institute of Standards and Technology ("NIST") and Center for Internet Security ("CIS") frameworks, which organize cybersecurity risks into five categories: identify, govern, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection, mitigation and continuous process improvements. Our internal teams review cybersecurity risks, and key cybersecurity risks are incorporated into the Enterprise Risk Management ("ERM") reports reviewed and discussed internally and with the Board. In addition, we have several avenues to gather risk intelligence, and potential threats identified by various services, internal and external assessments, and capabilities to adjust our security strategy. We also have a set of Company-wide policies and procedures concerning cybersecurity and technology standards, which include a Technology Use policy, as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to endpoint, cloud, and network protection, encryption standards, malware/ransomware protection, remote access, multi-factor authentication, anti-phishing, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.
The Company’s Chief Information Security Officer (“CISO”) and the Cybersecurity and Data Privacy leadership members are responsible for developing, implementing, advising, and evaluating our information security program. The CISO regularly reports on cybersecurity matters to Hasbro leadership, as well as to the Board and the Audit Committee. Our Chief Digital Information Officer is an executive sponsor of our Cyber Security Program with over two decades of experience leading cyber security oversight, and others on our cyber security team have cybersecurity experience and certifications, such as the Certified Information Systems Security Professional ("CISSP"), or other industry leading certifications. Furthermore, our internal audit team is responsible for testing and auditing the design and operating effectiveness of our information technology internal controls. Cybersecurity risk management is integrated into management's broader enterprise risk responsibilities and informs strategic and operational decision-making.
We have invested in Technology security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including penetration tests), tabletop exercises and by reviewing our operational policies and procedures with third-party experts. At the management level, our Technology security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also prepares a cyber scorecard, regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. In addition, all employees receive cybersecurity training during their onboarding and are required to complete updated training on an annual basis. Further, we conduct periodic external penetration tests, red team testing, product security assessments, tabletop exercises, and maturity testing to assess our processes and procedures and the threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party vendors and service providers. The internal business owners of the hosted critical applications are required to document user access reviews and other key controls at least annually and evaluate each vendor's System and Organization Controls ("SOC") 1 and/or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
The Audit Committee of our Board of Directors maintains oversight of our cybersecurity and data privacy risk management programs. Members of the Audit Committee bring relevant oversight, technology and information security governance experience, enabling them to provide informed guidance and effective oversight of our strategies, controls, and incident response capabilities. As part of this oversight, the Audit Committee and the full Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Audit Committee meets during the year and discusses cyber-related industry events, critical cyber incidents, alignment with our information security framework, threat assessment, security capabilities, response readiness and training efforts. The Audit Committee conducts an ongoing review of the Company’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, planned actions in the event of a response or recovery situation, as well as a review of recent enhancements to the Company’s security detection, prevention and response capabilities, and management’s progress on its cybersecurity strategic roadmap. The Cybersecurity team also subscribes to various threat intelligence services to evaluate our security strategy or defense mechanism against such threats.
The Board receives regular updates from the Audit Committee, as well as from the Cybersecurity team, including a summary of key risk indicators, test results and related remediation, and recent threats and how the Company is managing those threats.
We face a number of cybersecurity risks in connection with our business. During the past three years, we have not suffered a material breach or a reportable incident, and cybersecurity risks (including breach of third parties with whom we work) have not materially affected us, including our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, refer to Item 1A. Risk Factors.

Item 2.    Properties.
Hasbro owns its current corporate headquarters in Pawtucket, Rhode Island consisting of approximately 343,000 square feet, which is used by many major functions of the business. The Company owns an adjacent building consisting of approximately 23,000 square feet which is also used by corporate functions. In October 2025, Hasbro executed a long-term sublease for 265,000 square feet of office space at 400 Summer Street, Boston, Massachusetts to serve as the Company's principal headquarters for our toy and game business and corporate function. The Company expects to move from the Pawtucket offices during the fourth quarter of 2026 and subsequently list the Pawtucket properties for sale.
The Company also leases approximately 111,000 square feet of office space in Renton, Washington, which is the principal headquarters for the Wizards of the Coast and Digital Gaming segment, as well as 70,000 square feet in Montreal, Canada used primarily by the Wizards of the Coast and Digital Gaming segment. The Company leases approximately 80,000 square feet of office space in Burbank, California used by the Consumer Products and Entertainment segments. Hasbro also leases an aggregate of 78,000 square feet of office space in Hong Kong and 47,000 square feet of office space in Shenzhen, People’s Republic of China.
The Company has third party warehousing agreements for approximately three million square feet in California, Illinois, Georgia and Massachusetts that are used primarily by the Consumer Products segment.
The Company leases or owns property in 30 countries. The primary office locations in the Consumer Products segment outside of the United States are in Australia, Brazil, France, Germany, Mexico, Spain, the People’s Republic of China, and the United Kingdom. In addition, the Company owns an office in Switzerland and leases an office in the Netherlands, both of which are primarily used for corporate functions.
The Company believes that its facilities are generally suitable and adequate for its needs at this time.
Item 3.    Legal Proceedings.
On November 13, 2024, West Palm Beach Firefighters’ Pension Fund ("Lead Plaintiffs") filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") and certain rules promulgated thereunder. On November 26, 2025, Lead Plaintiffs filed an amended complaint on behalf of all persons and entities that purchased the Company’s securities between September 16, 2021 and October 26, 2023, inclusive (the “Alleged Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act. In the amended complaint, Lead Plaintiffs allege that members of the putative class suffered losses as a result of Defendants’ false or misleading statements regarding the growth and success of Magic: The Gathering (“Magic”) card sets, including statements attributing Magic’s growth to a consumer-driven “segmentation” strategy, during the Alleged Class Period. Defendants moved to dismiss the amended complaint on February 6, 2026. The Company intends to vigorously defend against these claims. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.
On August 19, 2025, Karen Sbriglio, derivatively on behalf of Hasbro, Inc., filed a putative shareholder derivative action against certain of the Company's executive officers and current and former members of the Board of Directors of the Company in Rhode Island Superior Court. Sbriglio v. Stoddart et al., PC-2025-04400 (Prov. City, RI). Plaintiff alleges the Board of Directors wrongfully refused a pre-suit litigation demand made on the Board relating to similar allegations described in the initial complaint in the West Palm Beach Firefighters' Pension Fund action. The parties have stipulated to stay the case pending resolution of the motion to dismiss in the West Palm Beach Firefighters' Pension Fund action.
On January 21, 2026, Joseph Crocono and Ultan McGlone, derivatively on behalf of Hasbro, Inc., filed a putative shareholder derivative action against certain of the Company's executive officers and current and former members of the Board of Directors of the Company in the United States District Court for the District of Rhode Island. Crocono vs. Cocks et al., Case No. 1:26-cv-41 (D.R.I.) The allegations in this complaint are nearly identical to those of the amended complaint in the West Palm Beach Firefighters' Pension Fund action. On February 17, 2026, Plaintiffs voluntarily dismissed the action.
The Company is currently party to other certain legal proceedings, none of which we believe to be material to our business or financial condition.
Item 4.    Mine Safety Disclosures.
None

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock, par value $0.50 per share (the “Common Stock”), is traded on The NASDAQ Global Select Market under the symbol “HAS”. As of February 13, 2026, there were approximately 6,750 shareholders of record of the Company’s Common Stock.
Our practice has been to pay dividends on a quarterly basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects and other relevant factors.
Issuer Repurchases of Common Stock
Purchases of the Company’s Common Stock may be made from time to time, subject to market conditions, to offset dilution caused by stock issuances related to its equity compensation program and when management believes it is a good use of cash. There were no repurchases of the Company’s Common Stock during 2025.
In February 2026, the Company announced that its Board of Directors authorized the repurchase of up to $1.0 billion in Common Stock, which may be repurchased in the open market or through privately negotiated transactions. This authorization replaces and supersedes all prior approved share repurchase authorization and has no expiration date. The Company has no obligation to repurchase shares under this authorization. The timing, actual number and value of the shares that are repurchased, if any, will depend on a number of factors, including the price of the Company’s stock and the Company's generation of, and uses for, cash.
Item 6.    [Reserved]
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company’s expectations and beliefs. Refer to “Statement Regarding Forward-Looking Statements” and Part I, Item 1A. Risk Factors, of this Form 10-K for a discussion of other uncertainties, risks and assumptions associated with these statements.
The following includes a comparison of our consolidated results of operations for fiscal years 2025 and 2024. For a comparison of our consolidated results of operations for fiscal years 2024 and 2023, refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed with the SEC on February 27, 2025. Unless otherwise specifically indicated, all dollar or share amounts herein are expressed in millions of dollars or shares, except for per share amounts.
The fiscal years ended December 28, 2025 and December 29, 2024 were both fifty-two week periods.

EXECUTIVE SUMMARY
Hasbro Inc. ("Hasbro") is a leading games, intellectual property ("IP"), and toy company whose mission is to create joy and community through the magic of play. With over 100 years of expertise, we deliver play experiences to kids, families, and fans around the world, through physical and digital games, video games, toys, licensed consumer products, location-based entertainment, film, TV and more.
We generate revenue and earn cash by developing, marketing, licensing and selling products, play and entertainment experiences, based on our global brands as well as other IP in a broad variety of categories. This includes: innovative toy and gaming brands and role-playing and fantasy card collecting games; the marketing and sale of toys and games, including our owned and partner brands, through retail stores, ecommerce platforms and Hasbro PULSE, our direct-to-consumer platform; the distribution, license and sale of digital games developed both internally and through licensing out our IP to third parties, such as Baldur's Gate 3, Monopoly Go! and Magic: The Gathering Arena and other digital games; and entertainment content. Additionally, the Company generates revenue through licensing our brands to third parties for toys and games, consumer products, such as apparel and publishing, as well as for use in theme park attractions and other forms of location-based entertainment and within formats such as film and TV programming.
Recent Developments
Tariffs
Significant changes in trade policy announced by the U.S. government could adversely impact our forward-looking financial results. The Company monitors the impacts of tariffs to its business operations on an ongoing basis and may need to implement actions such as price adjustments or making changes in our supply chain sourcing strategies in order to mitigate the impact of tariffs in future periods. The impacts of tariffs may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, actual or potential impairments, write-downs or unrealizability of some of our existing assets, or other economic outcomes that could have a material adverse impact on our sales volumes, prices, and our financial results.
As a result of the estimated impact of tariffs and other macroeconomic headwinds on the Company's forward-looking forecasts, in the second quarter of 2025, the Company assessed its goodwill for potential impairment, resulting in the recognition of a non-cash goodwill impairment of $1,021.9 million in the Consumer Products segment. Refer to Note 8, Goodwill and Intangible Assets, in our notes to consolidated financial statements for further details related to goodwill.
The Company recognized approximately $44.9 million of tariff costs within Cost of sales during 2025. While the final impacts of tariffs remain uncertain, the Company continues to execute decisively against the evolving tariff backdrop.
On February 20, 2026, the U.S. Supreme Court issued a ruling against the International Emergency Economic Powers Act ("IEEPA") Tariffs that we have been paying to the U.S. government since the enactment on April 2, 2025. This could impact our results in 2026 and we are currently evaluating the accounting impacts including our ability to apply for a refund on tariffs previously paid.

Summary of Financial Performance
Results of Operations — Consolidated
The following table presents the consolidated results of operations for 2025 and 2024:

	2025		2024
	Amount	% Net Revenues	Amount	% Net Revenues
Net revenues	$4,701.3	100.0%	$4,135.5	100.0%
Costs and expenses
Cost of sales	1,296.2	27.6%	1,179.5	28.5%
Program cost amortization	35.8	0.8%	49.3	1.2%
Royalties	368.9	7.8%	284.2	6.9%
Product development	385.6	8.2%	294.1	7.1%
Advertising	316.9	6.7%	319.5	7.7%
Amortization of intangible assets	66.0	1.4%	68.3	1.7%
Impairment of goodwill	1,021.9	21.7%	—	—%
Loss on disposal of business	25.0	0.5%	37.4	0.9%
Selling, distribution and administration	1,173.9	25.0%	1,213.2	29.3%
Total costs and expenses	4,690.2	99.8%	3,445.5	83.3%
Operating profit	11.1	0.2%	690.0	16.7%
Non-operating expense
Interest expense	163.4	3.5%	171.2	4.1%
Interest income	(28.6)	(0.6)%	(47.3)	(1.1)%
Other (income) expense, net	(21.7)	(0.5)%	69.1	1.7%
Total non-operating expense, net	113.1	2.4%	193.0	4.7%
(Loss) earnings before income taxes	(102.0)	(2.2)%	497.0	12.0%
Income tax expense	216.2	4.6%	102.6	2.5%
Net (loss) earnings	(318.2)	(6.8)%	394.4	9.5%
Net earnings attributable to noncontrolling interests	4.2	0.1%	8.8	0.2%
Net (loss) earnings attributable to Hasbro, Inc.	$(322.4)	(6.9)%	$385.6	9.3%

Net (loss) earnings per common share:
Basic	$(2.30)		$2.77
Diluted	$(2.30)		$2.75
Net Revenues
Consolidated net revenues for the year ended December 28, 2025 increased 13.7% to $4,701.3 million from $4,135.5 million for the year ended December 29, 2024, primarily driven by growth of $675.6 million, or 44.7%, in the Wizards of the Coast and Digital Gaming segment. This growth was offset by a $106.3 million, or 4.2%, decrease in the Consumer Products segment, as well as a $3.5 million, or 4.4%, decrease in the Entertainment segment. Refer to the Segment Results discussion below for further details.
The following table presents net revenues expressed by brand portfolio category for 2025 and 2024:

	2025	2024	% Change
Grow Brands	$3,479.1	$2,797.1	24.4%
Optimize Brands	698.2	731.5	(4.6)%
Reinvent Brands	524.0	606.9	(13.7)%
Net Revenues	$4,701.3	$4,135.5	13.7%

Grow Brands: Our Grow Brands represent the highest margin, highest growth opportunities in categories where we see significant share and/or underlying market growth, such as MAGIC: THE GATHERING, Hasbro Gaming, PLAY-DOH, Marvel, including SPIDER-MAN and THE AVENGERS, and DUNGEONS & DRAGONS. The Grow Brands portfolio net revenues increased 24.4% in 2025 as compared to 2024. The net revenue increase primarily reflects higher net revenues from MAGIC: THE GATHERING, which had a record year, increasing $641.5 million from 2024 behind Universes Beyond sets such as Final Fantasy, Avatar: The Last Airbender, Marvel's Spider-Man, and Edges of Eternities. Growth in MAGIC: THE GATHERING was accompanied by an increase in MONOPOLY, both in the traditional games space, as well as from increased contributions from our digital licensing arrangement with Scopely, Inc. for MONOPOLY GO!, which contributed $168.0 million of revenue in 2025 compared to $112.2 million of revenue in 2024. The net revenue increase was partially offset by revenue declines from PLAY-DOH and DUNGEONS & DRAGONS.
Optimize Brands: Optimize Brands represent opportunities to maintain or grow share while improving operating profit returns, including brands such as TRANSFORMERS, PEPPA PIG, and Lucasfilms' STAR WARS. The Optimize Brands portfolio net revenues decreased 4.6% in 2025 as compared to 2024. During 2025, Optimize Brands net revenue decreases were driven by lower net revenues from the Company's products for STAR WARS, impacted by a reduced slate of entertainment releases, along with declines from PEPPA PIG and BABY ALIVE. The net revenue decrease was partially offset by continued growth in TRANSFORMERS and DUEL MASTERS.
Reinvent Brands: Reinvent Brands represent opportunities to reinvent or restructure to drive innovation and improve operating profit returns and include those brands such as NERF, BEYBLADE, PJ MASKS, POWER RANGERS, and FURBY. The Reinvent Brands net revenues decreased 13.7% in 2025 as compared to 2024 primarily driven by lower net revenues from NERF, which were partially offset by revenue contributions from BEYBLADE. In addition, Reinvent Brands net revenues were also negatively impacted by the lapping of prior year's licensing revenues for MY LITTLE PONY trading cards, which directly resulted in a decrease of $40.5 million, or 47.0%, year-over-year.
OPERATING COSTS AND EXPENSES
Cost of Sales: Cost of sales primarily consists of purchased materials, labor, manufacturing overhead and other inventory-related costs such as obsolescence. Cost of sales increased 9.9% to $1,296.2 million, or 27.6% of net revenues, for 2025 compared to $1,179.5 million, or 28.5% of net revenues, for 2024. The Cost of sales increase in dollars was driven primarily by sales volumes and a $26.7 million benefit recorded during 2024 related to a historical over-accrual of vendor commitment liabilities as discussed in Note 1, Summary of Significant Accounting Policies, in our notes to consolidated financial statements. Additionally, Cost of sales for 2025 includes $44.9 million of tariff costs. These factors were offset by supply chain productivity and cost savings initiatives.
Program Cost Amortization: Program cost amortization totaled $35.8 million, or 0.8% of net revenues in 2025, compared to $49.3 million, or 1.2% of net revenues in 2024. The majority of the Company's program costs are capitalized as incurred and amortized using the individual-film-forecast method. Program cost amortization reflects both the phasing of revenues associated with films and television programming, as well as the type of content being produced and distributed. The decrease in dollars and as a percent of net revenues during 2025 was driven by reduced content spend.
Royalties: Royalties totaled $368.9 million, or 7.8% of net revenues, in 2025 compared to $284.2 million, or 6.9% of net revenues, in 2024. Fluctuations in royalty expense generally relate to the volume of entertainment-driven products sold in a given period, especially if the Company is selling product tied to one or more major motion picture releases in the period, as well as product mix for our toy, game, and trading card products that utilize partner IP. The increase in Royalties in dollars and as a percent of net revenues during 2025 directly reflects the impact of increased sales relating to MAGIC: THE GATHERING Universes Beyond sets, such as Final Fantasy, Avatar: The Last Airbender and Marvel's Spider-Man, for which the Company is obligated to pay a royalty.
Product Development: Product development expense in 2025 totaled $385.6 million, or 8.2% of net revenues, compared to $294.1 million, or 7.1% of net revenues, in 2024. Product development expenditures reflect the Company’s investment in innovation and anticipated growth across our brand portfolio. The increase in Product development expense during 2025 was driven by incremental investments in the development of digital game titles that have not yet met technological feasibility.

Advertising: Advertising expense in 2025 totaled $316.9 million, or 6.7% of net revenues, compared to $319.5 million or 7.7% of net revenues in 2024. The level of the Company’s advertising expense is generally impacted by revenue mix, as well as the amount and type of theatrical releases and television programming delivered. The Advertising expense decrease during 2025 was primarily driven by the Consumer Products segment, which decreased $30.3 million, as the Company sought measures to reduce variable expenses to offset the operating profit impact of tariffs. The reduction in Consumer Products spend was offset by additional spend necessary to support top line growth opportunities within the Grow Brands category, specifically an increase of $28.8 million within the Wizards of the Coast and Digital Gaming segment.
Amortization of Intangible Assets: Amortization of intangible assets remained relatively flat at $66.0 million, or 1.4% of net revenues, in 2025 compared to $68.3 million, or 1.7% of net revenues, in 2024. The amortization expense was driven by the straight-line amortization of the Company's remaining definite-lived intangible assets.
Impairment of Goodwill: During 2025, the Company recorded a $1,021.9 million non-cash goodwill impairment charge associated with goodwill assigned to reporting units within the Company's Consumer Products segment. There were no goodwill impairment charges during 2024. Refer to Note 8, Goodwill and Intangible Assets, in our notes to consolidated financial statements for further details.
Loss on Disposal of Business: Loss on disposal of business decreased to $25.0 million, or 0.5% of net revenues, in 2025 compared to $37.4 million, or 0.9% of net revenues, in 2024. The Loss on disposal of business for both periods represents the loss recognized associated with the divestiture of the Company's non-core film and TV business (the "eOne Film and TV business") within the Entertainment segment. Refer to Note 3, Sale of Entertainment One Film and TV Business, in our notes to consolidated financial statements for additional information on the sale of the eOne Film and TV business.
Selling, Distribution and Administration Expenses: Selling, distribution and administration expenses decreased to $1,173.9 million, or 25.0% of net revenues in 2025, from $1,213.2 million, or 29.3% of net revenues, in 2024. The decrease in Selling, distribution and administration expenses during 2025 compared to 2024 primarily reflects lower administrative expenses due to cost savings initiatives, along with a non-recurring $31.1 million expense related to historical environmental exposures recorded during 2024, partially offset by a non-recurring stock-compensation adjustment of $18.1 million recorded during 2024, as discussed in Note 1, Summary of Significant Accounting Policies, in our notes to consolidated financial statements.
NON-OPERATING EXPENSE
Interest Expense: Interest expense totaled $163.4 million in 2025 compared to $171.2 million in 2024. The decrease in Interest expense in 2025 primarily reflects lower average outstanding borrowings in 2025 as compared to 2024. These decreases were partially offset by a higher average interest rate on the outstanding borrowings.
Interest Income: Interest income was $28.6 million in 2025 compared to $47.3 million in 2024. Lower Interest income in 2025 primarily reflects earnings on the Company's investments in U.S. Treasury bills, which were substantially higher in 2024 when compared to 2025.
Other (income) expense, Net: Other income, net was $21.7 million in 2025 compared to other expense of $69.1 million in 2024. Other (income) expense, net in 2024 was impacted by an impairment loss of $78.2 million related to our joint venture investment in the Discovery Family Channel as discussed in Note 9, Equity Method Investment, in our notes to consolidated financial statements. The remainder of the change in Other (income) expense, net was primarily driven by foreign currency exchange gains and losses experienced during 2025 as compared to those experienced during 2024.

INCOME TAXES
Income tax expense totaled $216.2 million on pre-tax loss of $102.0 million during 2025 compared to income tax expense of $102.6 million on pre-tax income of $497.0 million during 2024. Both periods were impacted by discrete tax events. During 2025, the Company recorded a non-cash goodwill impairment within the Consumer Products segment of $1,021.9 million with an associated tax benefit of $5.4 million and an unfavorable adjustment to Loss on disposal of the eOne Film and TV business of $25.0 million with no associated tax benefit. For 2024, the Company had a $37.4 million unfavorable adjustment to Loss on disposal of the eOne Film and TV business with no associated tax benefit.
The effective tax rates for 2025 and 2024 were (212.1)% and 20.7%, respectively. The change in the effective rate from 2024 to 2025 is primarily driven by the non-cash impairment of goodwill with no material tax benefit.
Exclusive of the impairment of goodwill and the unfavorable adjustment to the Loss on disposal of the eOne Film and TV business, the Company recorded a net discrete tax expense of $2.3 million compared to a net discrete tax benefit of $13.1 million during 2024. The net discrete tax expense recorded in 2025 is primarily associated with net valuation allowances recorded during the year. The net discrete tax benefit recorded in 2024 is primarily associated with a benefit from the release of uncertain tax positions for certain statute of limitation expirations, and favorable return to provision adjustments.
We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Company still has significant cash needs outside the United States and continues to consistently monitor and analyze its global working capital and cash requirements. However, we intend to repatriate substantially all of our accumulated foreign earnings when appropriate. As of December 28, 2025, we have recorded $5.3 million of foreign withholding and U.S. state income tax liability. The Company will continue to record additional tax effects, if any, in the period that the ongoing distribution analysis is completed and is able to make reasonable estimates.
We are subject to income and other taxes in the U.S. (federal and state) and foreign jurisdictions. Changes to these laws or regulations may impact our tax liabilities. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law with certain provisions effective in 2025 and other provisions becoming effective in 2026. The OBBBA provisions include the restoration of full expensing for domestic research and development expenses, reinstatement of accelerated depreciation on qualified capital expenditures, and modifications to the international tax framework, among other items. The OBBBA also provides for an election to accelerate the deduction of the remaining unamortized domestic research and development expenses capitalized previously. For fiscal year 2025, the primary impact of the OBBBA to the Company was the accelerated expensing of domestic research and development costs which decreased our income eligible for foreign-derived intangible income ("FDII"), reduced our deferred tax assets, and reduced our current income tax liability. Other OBBBA changes did not have a material impact on the Company's consolidated financial statements in the current year, we are assessing the impact of OBBBA on the consolidated financial statements for future periods.
As a global company, we review changes in all global tax laws. In 2025 and 2024 no changes, other than those discussed above, materially impacted our Consolidated Financial Statements.
SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our segments: Wizards of the Coast & Digital Gaming, Consumer Products and Entertainment. Corporate and Other, which does not meet the criteria to be an operating segment, provides management and administrative services to the Company's principal reporting segments and consists of unallocated corporate expenses and administrative costs and activities not considered when evaluating segment performance as well as certain assets benefiting more than one segment.

The following table presents net external revenues and operating profit (loss) for the Company's reportable segments for 2025 and 2024:

	2025	2024	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$2,186.9	$1,511.3	44.7%
Consumer Products	2,437.6	2,543.9	(4.2)%
Entertainment	76.8	80.3	(4.4)%
Total net revenues	$4,701.3	$4,135.5	13.7%

Operating profit (loss):
Wizards of the Coast and Digital Gaming	$1,006.8	$632.0	59.3%
Consumer Products(1)	(942.6)	115.3	NM
Entertainment(1)	0.4	(1.6)	NM
Corporate and Other	(53.5)	(55.7)	3.9%
Total operating profit	$11.1	$690.0	(98.4)%
(1) % Change is not meaningful ("NM") for these segments.
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category for 2025 and 2024:

	2025	2024	% Change
Tabletop Gaming	$1,686.6	$1,039.6	62.2%
Digital and Licensed Gaming	500.3	471.7	6.1%
Net Revenues	$2,186.9	$1,511.3	44.7%
Wizards of the Coast and Digital Gaming segment net revenues increased 44.7% in 2025 compared to 2024. Tabletop Gaming revenue increased 62.2% behind growth of $638.2 million in MAGIC: THE GATHERING, primarily due to strong demand for Universes Beyond sets such as Final Fantasy, Marvel's Spider-Man, and Avatar: The Last Airbender as well as various backlist titles. Digital and Licensed Gaming increased 6.1% due to strong results for MONOPOLY GO!, which contributed $168.0 million of revenue in 2025 compared to $112.2 million of revenue in 2024.
Wizards of the Coast and Digital Gaming segment operating profit increased $374.8 million to $1,006.8 million in 2025, compared to $632.0 million in 2024. The increase in operating profit in dollars is directly attributable to the revenue growth as discussed above. Segment operating profit margin increased to 46.0% in 2025 from 41.8% in 2024, primarily driven by increased net revenue and product mix in 2025 as compared to 2024.
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region for 2025 and 2024:

	2025	2024	% Change
North America	$1,421.7	$1,493.0	(4.8)%
Europe	566.0	519.7	8.9%
Asia Pacific	249.4	286.7	(13.0)%
Latin America	200.5	244.5	(18.0)%
Net Revenues	$2,437.6	$2,543.9	(4.2)%

Consumer Products segment net revenues decreased 4.2% in 2025 compared to 2024 primarily driven by reduced sales volumes, which was impacted by broader industry trends and tariff-related impacts to North America, partially offset by strong performance in Europe. While the Company had growth in brands such as BEYBLADE, MARVEL, MONOPOLY, and TRANSFORMERS, the growth was more than offset by lower net revenue for brands such as NERF, MY LITTLE PONY, and PLAY-DOH. The decline associated with MY LITTLE PONY was attributed to the lapping of 2024 licensing revenue related to MY LITTLE PONY trading cards, which resulted in a decrease of $40.5 million, or 47.0%, year-over-year.
Consumer Products segment operating results decreased $1,057.9 million to an operating loss of $942.6 million in 2025, compared to operating profit of $115.3 million in 2024. Operating profit margin decreased to (38.7)% of net revenues in 2025 from an operating margin of 4.5% of net revenues in 2024. The decrease in operating profit in 2025 in both dollars and percent was driven by the declines in revenue, discussed above, a non-cash goodwill impairment charge of $1,021.9 million recorded in 2025, and approximately $44.9 million of tariff costs recognized in Cost of sales. The declines were partially offset by savings realized from the Company's cost savings and transformation initiatives. Refer to Note 8, Goodwill and Intangible Assets, in our notes to consolidated financial statements for further details related to goodwill.
Entertainment Segment
The following table presents Entertainment segment net revenues by category for 2025 and 2024:

	2025	2024	% Change
Family Brands	$66.7	$73.7	(9.5)%
Film and TV	10.1	6.6	53.0%
Net Revenues	$76.8	$80.3	(4.4)%
Entertainment segment net revenues decreased 4.4% in 2025 compared to 2024, primarily driven by the timing of entertainment streaming renewals.
Entertainment segment operating profit increased to $0.4 million, compared to an operating loss of $1.6 million in 2024. The increase in Entertainment segment operating results was driven by a decrease of $12.4 million in Loss on disposal of business related to the sale of the eOne Film and TV business in 2025 as compared to 2024. Refer to Note 3, Sale of Entertainment One Film and TV Business, to the notes to consolidated financial statements for further details. The favorability was offset by lower segment net revenues due the timing of entertainment streaming renewals and a decrease of $16.2 million in royalty income allocated to the Entertainment segment driven by the decrease in sales volumes within the Consumer Products segment, partially offset by $13.5 million of lower program cost amortization.
Corporate and Other
In Corporate and Other, the operating losses were $53.5 million in 2025 compared to operating losses of $55.7 million in 2024. Operating losses in 2025 were lower than 2024, primarily due to net realized cost savings initiatives more than offsetting three prior period non-recurring adjustments recorded during 2024 that provided a combined income statement benefit of approximately $13.7 million. Refer to Note 1, Summary of Significant Accounting Policies, to the notes to consolidated financial statements for further details on the non-recurring adjustments.

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
The quantitative test of goodwill for impairment requires us to estimate the fair value of our reporting units. We test goodwill at the reporting unit level, which we define as one level below the operating segment. Our reporting units are aligned with our product lines that are separately managed and reviewed. As a result of the estimated impact of tariffs and other macroeconomic headwinds on the Company's forward-looking forecasts, in the second quarter of 2025, we performed a quantitative impairment test for certain of our reporting units within the Consumer Products and Entertainment segments. The reporting units within the Consumer Products segment subject to the quantitative test included North America, Europe, Asia Pacific, and Latin America, as well as the Family Brands reporting unit within the Entertainment segment. We have concluded that the North America, Europe, Asia Pacific, and Latin America reporting units have similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in the Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 280, Segment Reporting, and in FASB ASC Topic 350, Intangibles - Goodwill and Other. These reporting units serve similar clients and have similar products, including similar sourcing and distribution methods and they have similar economic characteristics.
We determined that the carrying values of our regional Consumer Products reporting units, when aggregated during the second quarter of 2025 based upon similar economic characteristics, exceeded their respective fair values and recorded aggregate pre-tax non-cash impairment charges of $1,021.9 million. Specifically, the fair values of North America and Europe reporting units were determined considering a discounted cash flow model which is primarily based on management’s future revenue and cost estimates, which included the estimated impact of tariff policies in effect and the related macroeconomic environment, and discount rate. The fair values of the Asia Pacific and Latin America reporting units were determined considering a discounted cash flow model weighted equally with the market approach which is primarily based on multiples of comparable public companies.
The fair value of our Family Brands reporting unit, within the Entertainment segment, exceeded the carrying value of that reporting unit by approximately 15%. As of December 28, 2025, $325.2 million of goodwill is allocated to the Family Brands reporting unit. The fair value of the Family Brands reporting unit was determined considering a discounted cash flow model weighted equally with the market approach which is primarily based on multiples of comparable public companies. Management closely monitors the operating results of all reporting units in addition to macroeconomic conditions and trade policy developments. Further volatility of trade, geopolitical tensions, or negative global economic developments could cause significant further decreases in the operating results of our reporting units, which may result in a recognition of a goodwill impairment that could be material to the consolidated financial statements in future periods.
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
Further, during the second quarter of 2025, we proceeded to perform sensitivities in our impairment testing of the Family Brands reporting unit by (i) increasing the discount rate 250 basis points, (ii) decreasing the expected long-term growth rate 750 basis points, (iii) decreasing the annual revenue projections 400 basis points, and (iv) decreasing projected gross margins 1,000 basis points. None of these sensitivities individually would have resulted in a conclusion that the goodwill in our Family Brands reporting unit was impaired.
The annual fiscal year 2025 assessment for impairment of goodwill, with respect to each of its reporting units, was performed using a qualitative approach to determine whether it was more likely than not that the fair value of goodwill was less than its carrying value. In performing the qualitative assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affect the fair value of goodwill. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. Based on our qualitative fiscal year 2025 annual impairment analysis for goodwill, we concluded that it is more likely than not that the fair value of goodwill exceeded its carrying value. Refer to Note 8, Goodwill and Intangible Assets, in our notes to consolidated financial statements for more information on the Company's goodwill.
Our fiscal year 2025 assessment for impairment of indefinite-lived intangible assets was based on a relief from royalty method, including key assumptions such as the long-term growth rates of future revenues, the royalty rate for such revenues, and a discount rate. The fair value of each intangible asset is determined for comparison to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on our fiscal year 2025 annual impairment analysis for indefinite-lived intangible assets, we concluded that the fair value of our indefinite-lived intangible asset exceeded their respective carrying values by substantial margins.
Intangible assets, other than those with indefinite lives, are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2025, there were no triggering events which would indicate the Company's intangible assets were impaired.
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

NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements and a discussion of the Company's significant accounting policies refer to Note 1, Summary of Significant Accounting Policies, in our notes to consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The Company has historically generated a significant amount of cash from operations. The Company has primarily funded its operations and liquidity needs through cash on hand and from cash flows from operations, and when needed, used commercial paper and borrowings under its available lines of credit. As of December 28, 2025, the Company had $776.6 million of Cash and cash equivalents, $105.4 million of Short-term investments and $3,281.9 million of total long-term debt.
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
The impact of tariffs recognized by the Company in Cost of sales was approximately $44.9 million during 2025. Significant changes in trade policy announced by the U.S. government could adversely impact our forward-looking financial results, including the timing and extent of cash flows based upon timing in customer buying patterns and changes in our supply chain sourcing strategies.
Indebtedness and Credit Facilities
As of December 28, 2025, the Company had $3,281.9 million of debt due at varying times from 2026 through 2044. The Company's third amended and restated revolving credit agreement with Bank of America, N.A. maturing September 5, 2028 (the "Amended Revolving Credit Agreement"), provides the Company with a maximum aggregate principal amount of $1.25 billion and also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of December 28, 2025. The Company had no borrowings outstanding under its committed revolving credit facility as of December 28, 2025. However, letters of credit outstanding under this facility were approximately $3.3 million. Amounts available and unused under the committed line, as of December 28, 2025 were approximately $1.25 billion, inclusive of borrowings under the Company’s commercial paper program. On February 20, 2026, the Company amended and restated the Amended Revolving Credit Agreement which extended the maturity date through February 2031 and reduced the aggregate principal amount to $1.1 billion, with the potential for an incremental commitment increase of up to $550.0 million. The Company also has other uncommitted lines from various banks, of which approximately $8.4 million was utilized in the form of letters of credit, on December 28, 2025.
In June 2025, the Company entered into a money market line of credit agreement (the “Money Market Credit Facility”) to provide the Company with access to uncommitted, short-term cash advances with an aggregate principal amount of up to $100.0 million. The Money Market Credit Facility is intended to support the Company’s short-term liquidity needs, including working capital and general corporate purposes. As of December 28, 2025, the Company did not have any outstanding credit under the Money Market Credit Facility. Refer to Note 12, Long-Term Debt and Other Financing, to the consolidated financial statements for further information.
The Company has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the supplier finance program that remain unpaid were $45.7 million, and $66.2 million as of December 28, 2025 and December 29, 2024, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
From time to time, the Company or its affiliates may seek to retire or purchase outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During 2025, the Company repurchased $119.9 million in aggregate principal of its 2026 and 2027 Notes.
Refer to Note 12, Long-Term Debt and Other Financing, in our notes to consolidated financial statements for additional information on outstanding long-term debt and credit facilities.
Cash Flow
The following table presents the cash flow activities for 2025 and 2024:

Net cash provided (utilized) by:	2025	2024
Operating activities	$893.2	$847.4
Investing activities	(284.4)	(203.7)
Financing activities	(531.3)	(497.5)
Effect of exchange rate changes on cash	4.1	3.4
Increase in cash, cash equivalents and restricted cash	$81.6	$149.6
Operating Activities:
Cash flows provided by operating activities were $893.2 million in 2025 as compared to $847.4 million in 2024. The net earnings after adjusting for non-cash items increased to $1,213.5 million in 2025 compared to $787.9 million in 2024. The changes in operating assets and liabilities yielded a net outflow of $320.3 million compared to an inflow of $59.5 million primarily attributable to an increase in Accounts receivable in 2025 compared to a decrease in Accounts Receivable in 2024, which is primarily the result of an overall net revenue increase. The change in Accounts Receivable is coupled with a change in inventory purchases, which have increased period over period as the result of a strategic decision to build increased flexibility to better match product demand during higher seasonal periods, along with the impact of tariffs. Operating cash flow was also impacted by the timing and magnitude of tax payments, including the payment of the net deemed repatriation tax, in 2025 when compared to 2024.
Investing Activities:
Net cash flows utilized by investing activities were $284.4 million in 2025 as compared to $203.7 million in 2024. Investing activities in 2025 primarily reflects $105.4 million of purchases of U.S. Treasury bill investments, $63.3 million of additions of property, plant, and equipment, and $135.0 million of additions attributable to software development. Investing activities in 2024 primarily reflects $87.2 million of additions of property, plant, and equipment and $110.3 million of additions attributable to software development. Purchases of U.S. Treasury bills of $571.0 million in the prior year were offset by maturities of those investments in the amount of $583.0 million within the same year. Overall additions to software development increased in 2025 due to the timing of digital gaming projects.
We expect total cash capital expenditures in fiscal year 2026 to be approximately $250 million. We expect to fund our capital expenditures with available cash or cash generated from operations.
Financing Activities:
Net cash utilized by financing activities was $531.3 million and $497.5 million in 2025 and 2024, respectively. Financing activities in 2025 primarily include dividends paid of $392.5 million, aggregate repayments of long-term debt of $118.2 million related to the repurchase of a portion of its Notes due in 2026 and 2027, and $23.7 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity.
Financing activities in 2024 primarily include repayments of long-term debt of $581.3 million related to the 3% Notes due 2024 of $500 million and the repurchase of $83.1 million of its Notes due 2026, net proceeds of $498.6 million from the issuance of the 2034 Notes, dividends paid of $389.9 million, and $14.4 million of payments related to tax withholdings for stock compensation coinciding with equity award vesting activity.

Contractual Obligations and Commitments
The Company’s cash requirements within the next twelve months include accounts payable and accrued liabilities, other current liabilities, and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily generated through a combination of cash from operations and access to capital from financial markets. Our long-term cash requirements under our various contractual obligations and commitments include:
•Debt – Refer to Note 12, Long-Term Debt and Other Financing, in our notes to consolidated financial statements for further detail of our debt, including letters of credit, and the timing of expected future principal payments.
•Operating lease obligations – Refer to Note 18, Leases, in our notes to consolidated financial statements for further detail of our obligations and the timing of expected future payments.
•Pension plans and other postretirement benefit contributions – We sponsor a defined benefit plan that pays benefits to eligible employees at retirement. In addition, we provide certain postretirement health and welfare benefits to eligible retirees and their dependents. Refer to Note 17, Retirement Plans, in our consolidated financial statements for further detail of our obligations and the timing of expected future payments.
•Minimum Guarantee Payments – The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements contain provisions for the payment of guaranteed or minimum royalty amounts. Refer to Note 21, Commitments and Contingencies, in our notes to consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.
•Purchase and Other Obligations – The Company also has various third-party, inventory and tooling purchase commitments in the ordinary course of business. Refer to Note 21, Commitments and Contingencies, in our notes to consolidated financial statements for further detail of our obligations and the expected timing of expected future payments.
•Uncertain Tax Positions – As of December 28, 2025, the Company has a liability of $49.0 million of potential tax, interest and penalties for uncertain tax positions that have been taken or are expected to be taken in various income tax returns. The Company does not know the ultimate resolution of these uncertain tax positions and as such, does not know the ultimate amount or timing of payments related to this liability.
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
To manage this exposure, the Company has hedged a portion of its forecasted foreign currency transactions using foreign exchange forward contracts and foreign exchange option contracts. As of December 28, 2025, the Company estimates that a hypothetical immediate 10% depreciation of the U.S. dollar against all foreign currencies included in these foreign exchange forward contracts could result in an approximate $23.3 million decrease in the fair value of these instruments. A decrease in the fair value of these instruments would be offset by increases in the value of the forecasted foreign currency transactions.

The Company is also exposed to foreign currency risk with respect to its net cash and cash equivalents or short-term borrowing positions in currencies other than the U.S. dollar. The Company believes, however, that the ongoing risk on the net exposure should not be material to its financial condition. In addition, the Company’s revenues and costs have been and will likely continue to be affected by changes in foreign currency rates. A significant change in foreign exchange rates can materially impact the Company’s revenues and earnings due to translation of foreign-denominated revenues and expenses. The Company does not hedge against translation impacts of foreign exchange. From time to time, affiliates of the Company may make or receive intercompany loans in currencies other than their functional currency. The Company manages this exposure at the time the loan is made by using foreign exchange contracts.
The Company reflects all derivative financial instruments at their fair value as an asset or liability on the Consolidated Balance Sheets. The Company does not speculate in foreign currency exchange contracts. As of December 28, 2025, these contracts had net unrealized losses of $7.1 million, of which $0.7 million of unrealized gains recorded in Prepaid expenses and other current assets, $0.9 million of unrealized gains are recorded in Other assets, $8.0 million of unrealized losses are recorded in Accrued liabilities, and $0.7 million of unrealized losses are recorded in Other liabilities. Included in Accumulated other comprehensive loss at December 28, 2025 are deferred losses of $8.3 million, net of tax, related to these derivative financial instruments.
As of December 28, 2025, the Company had fixed rate long-term debt of $3,281.9 million.
Industry Trends, the Economy and Inflation
The principal market for the Company’s toys and games and licensed consumer products is the retail sector. Revenues from the Company’s top five retail customers, accounted for approximately 35% of its consolidated net revenues in 2025. The Company monitors the creditworthiness of its customers and adjusts credit policies and limits as it deems appropriate.
The Company’s revenue pattern continues to show the second half of the year to be more significant to its overall business for the full year. In 2025 approximately 60% of the Company’s full year net revenues were recognized in the second half of the year. The Company expects that this concentration will continue. The concentration of sales in the second half of the year increases the risk of (a) underproduction of popular items, (b) overproduction of less popular items, and (c) failure to achieve tight and compressed shipping schedules. The business of the Company is characterized by customer order patterns which vary from year to year largely because of differences in the degree of consumer acceptance of a product line, product availability, marketing strategies, inventory levels, policies of retailers and differences in overall economic conditions. Larger retailers generally maintain lower inventories throughout the year and purchase a greater percentage of product within or close to the fourth quarter holiday consumer buying season, which includes Christmas. Quick response inventory management practices being used by retailers as well as growth in ecommerce result in orders increasingly placed for immediate delivery and fewer orders placed well in advance of shipment. Retailers are timing their orders so that they are filled by suppliers closer to the time of purchase by consumers. To the extent that retailers do not sell as much of their year-end inventory purchases during this holiday selling season as they had anticipated, their demand for additional product earlier in the following fiscal year may be curtailed, thus negatively impacting the Company’s future revenues. The Company is continuing to manage inventory levels and by monitoring consumer purchase patterns to ensure adequate supply of new product while clearing excess supply to mitigate the risk of inventory obsolescence.
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
For the Year Ended December 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hasbro, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hasbro, Inc. and subsidiaries (the Company) as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating these critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the sufficiency of audit evidence over royalty revenues and related contract assets and liabilities
As discussed in Note 1 to the consolidated financial statements, the Company enters into contracts to license its intellectual property wherein the licensees generally pay a sales-based royalty, usage-based royalty, or a combination of both, for use of the intellectual property. The Company records the sales-based or usage-based royalty revenues at the occurrence of the licensees’ subsequent sale or usage. As discussed in Note 2 to the consolidated financial statements, the Company records contract assets related to minimum guarantees being recorded in advance of the contractual invoicing, which are recognized ratably over the terms of the respective license periods. The Company may receive advanced royalty payments from licensees in advance of a licensees’ subsequent sale or usage, or prior to the completion of the Company's performance obligation, for which the Company records the deferred revenues as contract liabilities. As of December 28, 2025, the Company recognized $4,701.3 million of net revenues, a portion of which related to royalty revenues. At

December 28, 2025, the Company recorded contract assets and liabilities balances of $282.9 million and $190.5 million, respectively, a portion of each which related to licenses.
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
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over royalty revenues and the related contract assets and liabilities. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s royalty revenues and related contract assets and liabilities process, including certain manual and automated controls related to initiating, processing, and recording of these transactions. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT controls and application controls used by the Company to process and record royalty revenues. On a sample basis, we tested royalty revenue transactions, contract assets, and contract liabilities by comparing the recorded amounts to underlying documentation and third-party evidence, including customer contracts, sales and usage statements, invoices, and cash receipts. We evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
Valuation of the North America Consumer Products reporting unit
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company assesses goodwill and other intangible assets with indefinite lives at least annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. During the second quarter of 2025, the Company noted downward revisions to operating income and cash flow forecasts for certain reporting units, including North America, within the Consumer Products segment and performed an interim quantitative impairment test. The fair value of the North America Consumer Products reporting unit was determined considering a discounted cash flow model which is primarily based on management's future revenue and cost estimates, which included the estimated impact of tariff policies in effect and the related macroeconomic environment, and a discount rate. As such, the Company recognized an impairment charge of $1,021.9 million, a portion of which related to the North America Consumer Products reporting unit.
We identified the evaluation of the fair value of the North America Consumer Products reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the key assumptions, including the projected net revenue, projected product cost, discount rate, tariff percentage, and tariff percentage probability assumptions, used to estimate fair value for the reporting unit. The assessment of these key assumptions was subjective as they are based largely on the outcome of uncertain future events and changes could have a significant impact on the fair value of the reporting unit. In addition, specialized skills and knowledge were required to assess the discount rate, tariff percentage, and tariff percentage probability assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment process. This included controls related to the development of the key assumptions used to estimate fair value of the North America Consumer Products reporting unit. We evaluated the reasonableness of projected net revenue and projected product cost for the reporting unit by comparing them to the Company's historical performance, available external industry data, and other internal information. We evaluated the reasonableness of the tariff percentage and tariff percentage probability for the reporting unit by comparing them to available external industry data. We involved a trade and customs professional with specialized skills and knowledge who assisted in evaluating the tariff percentage and tariff percentage probability by informing our understanding of tariff-related executive orders, the timelines of tariff-related events, and the likelihood of each tariff percentage, including providing external information on the key assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for guideline public companies
•evaluating the appropriateness of the selected guideline public companies by researching the selected guideline public companies and their business description

•developing an independent estimate of the fair value of the reporting unit using the income approach, which was then compared to the Company’s fair value estimate
/s/ KPMG LLP
We have not been able to determine the specific year that we began serving as the Company’s auditor, however, we are aware that we have served as the Company’s auditor since at least 1968.
Providence, Rhode Island
February 25, 2026

HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 28, 2025 and December 29, 2024
(Millions of Dollars Except Share Data)

	2025	2024
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $0.4 and $0.3	$776.6	$695.0
Short-term investments	105.4	—
Accounts receivable, net of allowance for credit losses of $61.3 and $25.8	1,059.8	919.8
Inventories	259.8	274.2
Prepaid expenses and other current assets	382.1	353.5
Total current assets	2,583.7	2,242.5
Property, plant and equipment, net	247.8	302.6
Goodwill	1,256.7	2,278.2
Other intangible assets, net	456.7	518.4
Other assets	1,007.1	998.6
Total assets	$5,552.0	$6,340.3
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$497.0	$—
Accounts payable	335.4	341.5
Accrued liabilities	1,038.7	1,059.8
Total current liabilities	1,871.1	1,401.3
Long-term debt	2,767.9	3,380.8
Other liabilities	347.5	373.2
Total liabilities	4,986.5	5,155.3
Commitments and contingencies (Note 21)
Shareholders’ equity
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; issued 220,286,736 shares as of 2025 and 2024	110.1	110.1
Additional paid-in capital	2,695.4	2,632.2
Retained earnings	1,554.1	2,274.2
Accumulated other comprehensive loss	(217.5)	(246.4)
Treasury stock, at cost, 79,901,615 shares in 2025 and 80,758,045 shares in 2024	(3,603.6)	(3,612.5)
Noncontrolling interests	27.0	27.4
Total shareholders’ equity	565.5	1,185.0
Total liabilities, noncontrolling interests and shareholders’ equity	$5,552.0	$6,340.3
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended in December
(Millions of Dollars Except Per Share Data)

	2025	2024	2023
Net revenues	$4,701.3	$4,135.5	$5,003.3
Costs and expenses
Cost of sales	1,296.2	1,179.5	1,706.0
Program cost amortization	35.8	49.3	448.9
Royalties	368.9	284.2	428.3
Product development	385.6	294.1	306.9
Advertising	316.9	319.5	358.4
Amortization of intangible assets	66.0	68.3	83.0
Impairment of goodwill (Note 8)	1,021.9	—	1,191.2
Loss on disposal of business	25.0	37.4	539.0
Selling, distribution and administration	1,173.9	1,213.2	1,480.4
Total costs and expenses	4,690.2	3,445.5	6,542.1
Operating profit (loss)	11.1	690.0	(1,538.8)
Non-operating expense
Interest expense	163.4	171.2	186.3
Interest income	(28.6)	(47.3)	(23.0)
Other (income) expense, net	(21.7)	69.1	7.0
Total non-operating expense, net	113.1	193.0	170.3
(Loss) earnings before income taxes	(102.0)	497.0	(1,709.1)
Income tax expense (benefit)	216.2	102.6	(221.3)
Net (loss) earnings	(318.2)	394.4	(1,487.8)
Net earnings attributable to noncontrolling interests	4.2	8.8	1.5
Net (loss) earnings attributable to Hasbro, Inc.	$(322.4)	$385.6	$(1,489.3)

Net (loss) earnings per common share:
Basic	$(2.30)	$2.77	$(10.73)
Diluted	$(2.30)	$2.75	$(10.73)

Cash dividends declared	$2.80	$2.10	$2.80
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
Fiscal Years Ended in December
(Millions of Dollars)

	2025	2024	2023
Net (loss) earnings	$(318.2)	$394.4	$(1,487.8)
Other comprehensive earnings (loss):
Foreign currency translation adjustments	40.1	(48.8)	59.4
Net (losses) gains on hedging activities, net of tax	(12.5)	7.3	(8.6)
Changes in unrecognized pension amounts, net of tax	0.6	(2.9)	(0.9)
Reclassifications to earnings, net of tax:
Net losses on hedging activities	0.5	0.4	3.8
Amortization of unrecognized pension and postretirement amounts	0.2	(0.9)	(0.3)
Other comprehensive earnings (loss), net of tax	28.9	(44.9)	53.4
Total comprehensive (loss) earnings, net of tax	(289.3)	349.5	(1,434.4)
Total comprehensive earnings attributable to noncontrolling interests	4.2	8.8	1.5
Total comprehensive (loss) earnings attributable to Hasbro, Inc.	$(293.5)	$340.7	$(1,435.9)
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended in December
(Millions of Dollars)

	2025	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(318.2)	$394.4	$(1,487.8)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	69.5	94.7	127.7
Loss on disposal of business	25.0	37.4	539.0
Impairment of goodwill	1,021.9	—	1,191.2
Impairment of intangibles and production assets	—	—	116.0
Loss on Discovery Family Channel investment	—	78.2	—
Inventory obsolescence	49.3	22.4	91.2
Amortization of intangible assets	66.0	68.3	83.0
Program cost amortization	35.8	49.3	448.9
Deferred income taxes	158.3	(20.6)	(243.5)
Share-based compensation	80.4	50.8	72.4
Other non-cash items	25.5	13.0	(6.1)
Changes in operating assets and liabilities, net of acquired and disposed balances:
Net change in accounts receivable	(150.2)	77.3	15.5
Net change in inventories	(25.4)	22.1	257.1
Net change in prepaid expenses and other current assets	(40.7)	58.9	34.7
Program production costs	(10.2)	(25.3)	(408.0)
Net change in accounts payable and accrued liabilities	(35.1)	(78.8)	(109.7)
Change in net deemed repatriation tax	(57.4)	(45.9)	(34.4)
Other	(1.3)	51.2	38.4
Net cash provided by operating activities	893.2	847.4	725.6
Cash flows from investing activities:
Additions to property, plant and equipment	(63.3)	(87.2)	(135.5)
Additions to software development	(135.0)	(110.3)	(73.8)
Net (settlement) proceeds from sale of business, net of cash transferred	—	(12.0)	329.6
Purchase of investments	(105.4)	(571.0)	—
Maturity of investments	—	583.0	—
Other	19.3	(6.2)	(2.7)
Net cash (utilized) provided by investing activities	(284.4)	(203.7)	117.6
Cash flows from financing activities:
Proceeds from borrowings	—	498.6	2.6
Repayments of borrowings	(118.2)	(581.3)	(359.6)
Net repayments of other short-term borrowings	—	—	(41.6)
Share-based compensation transactions	9.6	7.6	—
Dividends paid	(392.5)	(389.9)	(388.0)
Payments related to tax withholding for share-based compensation	(23.7)	(14.4)	(16.8)
Payment of financing costs	—	(5.3)	—
Other	(6.5)	(12.8)	(14.7)
Net cash utilized by financing activities	(531.3)	(497.5)	(818.1)
Effect of exchange rate changes on cash	4.1	3.4	7.2
Net increase in cash, cash equivalents and restricted cash	81.6	149.6	32.3
Cash, cash equivalents and restricted cash, beginning of year	695.0	545.4	513.1
Cash, cash equivalents and restricted cash, end of year	$776.6	$695.0	$545.4
Supplemental information
Interest paid	$158.4	$162.2	$179.0
Income taxes paid, net	$196.8	$92.7	$119.8
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Millions of Dollars)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders’ Equity
Balance, December 25, 2022	$110.1	$2,540.6	$4,071.4	$(254.9)	$(3,634.4)	$29.1	$2,861.9
Net (loss) earnings	—	—	(1,489.3)	—	—	1.5	(1,487.8)
Other comprehensive earnings	—	—	—	53.4	—	—	53.4
Share-based compensation transactions	—	(23.1)	—	—	6.2	—	(16.9)
Share-based compensation expense	—	69.9	—	—	2.5	—	72.4
Dividends declared	—	5.3	(393.7)	—	—	—	(388.4)
Distribution paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(5.5)	(5.5)
Buyout of redeemable noncontrolling interest	—	(2.1)	—	—	—	—	(2.1)
Balance, December 31, 2023	110.1	2,590.6	2,188.4	(201.5)	(3,625.7)	25.1	1,087.0
Net earnings	—	—	385.6	—	—	8.8	394.4
Other comprehensive loss	—	—	—	(44.9)	—	—	(44.9)
Share-based compensation transactions	—	(14.7)	—	—	11.6	—	(3.1)
Share-based compensation expense	—	49.2	—	—	1.6	—	50.8
Dividends declared	—	7.1	(299.8)	—	—	—	(292.7)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(6.5)	(6.5)
Balance, December 29, 2024	110.1	2,632.2	2,274.2	(246.4)	(3,612.5)	27.4	1,185.0
Net (loss) earnings	—	—	(322.4)	—	—	4.2	(318.2)
Other comprehensive earnings	—	—	—	28.9	—	—	28.9
Share-based compensation transactions	—	(22.0)	—	—	8.5	—	(13.5)
Share-based compensation expense	—	80.0	—	—	0.4	—	80.4
Dividends declared	—	5.2	(397.7)	—	—	—	(392.5)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(4.6)	(4.6)
Balance, December 28, 2025	$110.1	$2,695.4	$1,554.1	$(217.5)	$(3,603.6)	$27.0	$565.5
See accompanying notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)    Summary of Significant Accounting Policies
Overview: Hasbro, Inc., a Rhode Island corporation, and its consolidated subsidiaries are referred to in these consolidated financial statements and notes as “we,” “our,” “us,” the “Company” or “Hasbro.”
The Company's three reportable segments consist of: Consumer Products, Wizards of the Coast and Digital Gaming, and Entertainment. Corporate and Other, which does not meet the criteria to be an operating segment, provides management and administrative services to the Company's principal reporting segments.
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
Basis of Presentation: Hasbro’s fiscal year ends on the last Sunday in December. The fiscal years ended December 28, 2025 and December 29, 2024 were fifty-two week periods. The fiscal year ended December 31, 2023 was a fifty-three week period. Certain amounts have been reclassified to conform to current year presentation.
Use of Estimates: The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for income taxes, litigation, valuation of goodwill and other long-term assets, and inventory and accounts receivable exposures.
Sale of Non-core Entertainment One Film and TV Business: On December 27, 2023, the Company completed the sale of its Entertainment One film and television business ("eOne Film and TV") to Lions Gate Entertainment Corp., Lions Gate Entertainment Inc. and Lions Gate International Motion Pictures S.à.r.l (collectively "Lionsgate"), pursuant to the terms of an Equity Purchase Agreement dated August 3, 2023. Refer to Note 3, Sale of Entertainment One Film and TV Business, for additional information.
Other Adjustments: During 2024, the Company corrected prior period errors associated with an $18.1 million benefit related to the reversal of share-based compensation expense for the Company's stock performance awards that should have been recorded during fiscal year 2023 (recorded in Selling, distribution and administration on the Consolidated Statements of Operations), a $31.1 million expense and associated liability related to historical environmental liabilities in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 410, Asset Retirement and Environmental Obligations (recorded in Selling, distribution and administration on the Consolidated Statements of Operations), and a $26.7 million benefit related to an over-accrual of vendor commitment liabilities (recorded in Cost of sales on the Consolidated Statements of Operations). The recording of these items was not considered to be material, individually or in the aggregate, to the Company's prior year consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash: Cash and cash equivalents, including restricted cash, include all cash balances and highly liquid investments purchased with an initial maturity to the Company of three months or less.
Accounts Receivable and Allowance for Credit Losses: Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. Receivables are presented net of allowances for credit losses in the Company’s accompanying Consolidated Balance Sheets. Credit is granted to customers predominantly on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year with regard to the financial performance, cash generation, financing availability and liquidity status of each customer. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors such as assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, customer disputes and future expected losses. Refer to Note 2, Revenue Recognition, for additional information related to the allowance for credit losses.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Inventories: Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Based upon a consideration of quantities on hand, actual and projected sales volume, anticipated product selling price and product lines planned to be discontinued, slow-moving and obsolete inventory is written down to its estimated net realizable value. As of December 28, 2025 and December 29, 2024, substantially all inventory is comprised of finished goods.
Equity Method Investment: For the Company’s equity method investments, only the Company’s investment in and amounts due to and from the equity method investment are included in the Consolidated Balance Sheets. The Company’s share of the equity method investment’s earnings (losses) are included in Other (income) expense, net in the Consolidated Statements of Operations, along with any cash distributions received in excess of the carrying value of the investment. Dividends, cash distributions, loans or other cash received from the equity method investment, additional cash investments or other cash paid to the investee are included in the Consolidated Statements of Cash Flows. The Company reviews its equity method investments for impairment on a periodic basis. If it has been determined that the fair value of the equity investment is less than its related carrying value and that this decline is other-than-temporary, the carrying value of the investment is adjusted downward to reflect these declines in value. Refer to Note 9, Equity Method Investment, for additional information.
Noncontrolling Interests: The financial results and position of noncontrolling interests in entities that meet the criteria for consolidation are included in their entirety in the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets. The Company's remaining non-redeemable noncontrolling interests as of December 28, 2025 and December 29, 2024 includes the following:

Name	Country of Incorporation	Ownership Interest	Proportion Held	Principal Activity
Astley Baker Davies Limited	England and Wales	Nonredeemable	70%	Ownership of intellectual property
Property, Plant and Equipment, Net: Property, plant and equipment, net are stated at cost less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods to depreciate the cost of property, plant and equipment over their estimated useful lives. The principal lives, in years, used in determining depreciation rates of various assets are: land improvements 15 to 19, buildings and improvements 14 to 25 and machinery and equipment (including computer hardware and software) 3 to 12. Depreciation expense is classified in the Consolidated Statements of Operations based on the nature of the property and equipment being depreciated. Tools, dies and molds are depreciated over their useful lives, which is generally 3 years, using an accelerated method. The Company generally owns all tools, dies and molds related to its products. Refer to Note 6, Property, Plant and Equipment, for additional information.
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
Software as a Service Arrangements: The Company incurs costs to implement software as a service arrangements that are hosted by third party vendors. Implementation costs associated with software as a service arrangements are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the arrangement. Capitalized amounts related to such arrangements are recorded within Prepaid expense and other current assets and Other assets in the Consolidated Balance Sheets.
Software Development Costs: Capitalized software development costs include direct costs incurred for both internally developed titles as well as payments to third-party software developers under development agreements. Software development costs are capitalized within Other assets in the Company’s accompanying Consolidated Balance Sheets. Cash outflows associated with the capitalization of software development costs are presented as an investing activity in the Company's accompanying Consolidated Statement of Cash Flows. Substantially all of our capitalized software development costs are included within the Wizards of the Coast and Digital Gaming segment.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
We capitalize internal software development costs (including specifically identifiable payroll expense and incentive compensation costs, as well as third-party production and other content costs), subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design documentation and game design documentation. Management exercises judgment to assess when technological feasibility has been established. For titles where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a title-by-title basis. Prior to establishing technological feasibility of a title, any costs incurred by third-party developers are recorded as product development expenses.
We enter into agreements with third-party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title. Subsequent to establishing technological feasibility of a product, we capitalize all development and production service payments to third-party developers as software development costs. When we contract with third-party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle.
The development of certain software titles qualify for government grants and tax incentives that are earned on qualified production spend. These grants and incentives either reduce the cost basis of our capitalized software development costs or product development expense, depending on if the associated titles have met the technological feasibility criteria.
Amortization of capitalized software development costs and licenses commence when a title is available for general release and is recorded on a title-by-title basis in Cost of sales in the Consolidated Statements of Operations. For capitalized software development costs, annual amortization is calculated using (1) the proportion of current year revenue to the total revenue expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated life of the title, whichever is greater. As of December 28, 2025, none of the titles for which we have capitalized software development costs have begun amortization.
We evaluate the future recoverability of capitalized software development costs on a quarterly basis. For titles that have been released to the general public, recoverability is primarily assessed based on the title's actual performance. For titles that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific titles to which the cost relates. We use a number of criteria in the evaluation of expected performance, including historical performance of comparable titles developed with comparable technology, market performance of comparable titles, orders for the title prior to its release, general market conditions, and past performance of the franchise. When we determine that capitalized costs of the title are unlikely to be recovered by product sales, an impairment of software development costs capitalized is charged in the period in which such determination is made. Refer to Note 7, Software Development Costs, for additional information.
Goodwill and Other Intangible Assets, Net: Goodwill results from acquisitions the Company has made over time. Substantially all of the Company's other intangible assets consist of the cost of acquired product rights. In establishing the value of such rights, the Company considers existing trademarks, copyrights, patents, license agreements and other product-related rights. These rights were valued on their acquisition dates based on the anticipated future cash flows from the underlying product lines. The Company also has certain intangible assets related to the Tonka and Milton Bradley acquisitions that have indefinite lives.
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
The Company's intangible assets having definite lives are being amortized over remaining periods ranging from 2 to 12 years using the straight-line method. The Company reviews intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or asset group. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying value of the assets exceeds their fair value wherein that fair value is determined based on discounted cash flows.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company's reporting units are determined in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other. The Company performs its annual impairment testing of goodwill and definite-lived intangible assets during the fourth quarter of each year. Refer to Note 8, Goodwill and Intangible Assets, for additional information on the results of the Company’s impairment tests.
Financial Instruments: Hasbro’s financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. As of December 28, 2025, the carrying cost of these instruments approximated their fair value. The Company’s financial instruments as of December 28, 2025 also include long-term borrowings (refer to Note 12, Long-Term Debt and Other Financing, for carrying cost and related fair values) as well as certain assets and liabilities measured at fair value (refer to Note 15, Fair Value of Financial Instruments and Note 19, Derivative Financial Instruments).
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
The majority of the Company’s revenues are derived from sales of finished products to customers. Revenues from sales of finished products to customers accounted for 81%, 79% and 75% of the Company’s revenues for the fiscal years ended 2025, 2024 and 2023, respectively. When determining whether control of the finished products has transferred to the customer, the Company considers any future performance obligations. Generally, the Company has no post-shipment obligation on sales of finished products to customers and revenues from product sales are recognized upon passing of title to the customer, which is generally at the time of shipment but can vary based on international commerce terms ("incoterms"). Any shipping and handling activities that are performed by the Company, whether before or after a customer has obtained control of the products, are considered activities to fulfill our obligation to transfer the products, and are recorded as incurred within Selling, distribution, and administration expenses. The Company offers various discounts, rebates, allowances, returns, and markdowns to its customers (collectively, “allowances”), all of which are considered when determining the transaction price. Certain allowances are fixed and determinable at the time of sale and are recorded at the time of sale as a reduction to revenues. Other allowances can vary depending on future outcomes such as customer sales volume (“variable consideration”). The Company estimates the amount of variable consideration using the expected value method. In estimating the amount of variable consideration using the expected value method, the Company considers various factors including but not limited to: customer terms, historical experience, any expected deviations from historical experience, and existing or expected market conditions. The Company then records an estimate of variable consideration as a reduction to revenues at the time of sale. The Company adjusts its estimate of variable consideration at least quarterly or when facts and circumstances used in the estimation process may change. Historically, adjustments to estimated variable consideration have not been material.
The Company enters into contracts to license its intellectual property, which consists of its brands, in various channels including but not limited to: consumer products such as apparel or home goods, within formats such as online and digital games, within venues such as theme parks, or within formats such as television and film. The licensees generally pay the Company a sales-based royalty, usage-based royalty, or a combination of both, for use of the brands, in some cases subject to minimum guaranteed amounts or fixed fees. The license of the Company’s brands provide access to the intellectual property over the term of the license, generally without any other performance obligation of the Company other than keeping the intellectual property active, and is therefore considered a right-to-access license of symbolic intellectual property. The Company records sales-based or usage-based royalty revenues for right-to-access licenses at the occurrence of the licensees’ subsequent sale or usage. When the arrangement includes a minimum guarantee, the Company records the minimum guarantee on a ratable basis over the term of the license period and does not record the sales-based or usage-based royalty revenues until they exceed the minimum guarantee.
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
The Company develops and hosts digital games featuring its brands within the games, such as Magic: The Gathering Arena and D&D Beyond. The Company does not charge a fee to the end users for the download of the games or the ability to play the games. The end users make in-application purchases of virtual currencies, with such purchased virtual currencies to be used in the games. In addition, the Company offers a subscription service that provides access to a variety of added benefits, typically for a recurring monthly, semi-annual, or annual fee. The Company records revenues from in-application purchases based on either the usage patterns of the players or the player’s estimated life, depending on the nature of the game item purchased in exchange for virtual currency. For items recognized over the player's estimated life, the Company currently recognizes digital game's revenues ratably within six months of purchase, while revenue received from subscription services is recognized ratably over the subscription term. The Company controls all aspects of the digital goods delivered to the consumer.
Costs of Sales: Cost of sales primarily consists of purchased materials, labor, tooling, manufacturing overheads and other inventory-related costs such as obsolescence.
Investment in Productions and Program Cost Amortization: The Company incurs costs in connection with the production of digital content, television programming and live action movies. The majority of these costs are capitalized by the Company as they are incurred and amortized using the individual-film-forecast method, whereby these costs are amortized in the proportion that the current year’s revenues bear to management’s estimate of total ultimate revenues as of the beginning of such period related to the program. Ultimate revenue estimates are periodically reviewed and adjustments, if any, will result in changes to amortization rates and estimated accruals for residuals and participations. Ultimate revenue includes estimates over a period not to exceed ten years following the date of release of the production. These capitalized costs are reported at the lower of cost, less accumulated amortization, or fair value, and reviewed for impairment when an event or change in circumstances occurs that indicates that impairment may exist. The fair value is determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. Certain of these agreements require the Company to pay minimum guaranteed advances ("MGs") for participations and residuals. MGs are recognized in the Consolidated Balance Sheets when a liability arises, usually on delivery of the television or film program to the Company. The current portion of MGs are recorded as Accounts payable and Accrued liabilities and the long-term portion are recorded as Other liabilities.
Royalties: The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. In addition, the Company enters into minimum guaranteed royalty arrangements related to the purchase of film and television rights for content to be delivered in the future. These agreements may call for payment in advance or future payment of minimum guaranteed amounts. Amounts paid in advance are recorded in Prepaid expenses and other current assets and charged to expense when the related revenue is recognized in the Consolidated Statements of Operations. If all or a portion of the minimum guaranteed amounts appear not to be recoverable through future use of the rights obtained under the license, the non-recoverable portion of the guaranty is charged to expense at that time.
Advertising: Production costs of commercials are expensed in the fiscal year during which the production is first aired. The costs of other advertising and promotion programs are expensed in the fiscal year incurred.
Shipping and Handling: The Company expenses costs related to the shipment and handling of goods to customers as incurred. In 2025, 2024 and 2023, these costs were $207.8 million, $199.2 million and $225.6 million, respectively, and are included in Selling, distribution and administration expenses in the Company’s Consolidated Statements of Operations.

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
Operating lease assets represent the Company’s right-to-use the underlying asset for the lease term and lease liabilities represent an obligation to make lease payments according to the terms of the lease. Operating lease assets and liabilities are recognized at the inception of the lease agreement based on the estimated present value of lease payments over the lease term, using our incremental borrowing rate based on information available on the lease commencement date. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate leases. Leases with an expected term of 12 months or less are not capitalized. Lease expense under such leases is recorded straight-line over the life of the lease. Refer to Note 18, Leases, for further details on the Company's operating leases.
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
The Company recognizes deferred tax assets to the extent it believes that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying businesses. Actual operating results in future years could differ from current assumptions, judgments and estimates. However, the Company believes that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. To the extent we consider it is more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established. If it is determined that our deferred tax assets will be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company uses a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is determination of whether the tax position should be recognized in the consolidated financial statements. The second step determines the measurement of the tax position. The Company records potential interest and penalties on uncertain tax positions as a component of Income tax expense.
Foreign Currency Translation: Foreign currency assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenues, costs and expenses are translated at weighted average exchange rates during each reporting period. Net earnings include gains or losses resulting from foreign currency transactions, totaling a net gain of $22.4 million in 2025, and, when required, translation gains and losses resulting from the use of the U.S. dollar as the functional currency in highly inflationary economies. Other gains and losses resulting from translation of financial statements are a component of Other comprehensive earnings (loss).

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Pension Plans, Postretirement and Postemployment Benefits: Pension expense and related amounts in the Consolidated Balance Sheets are based on actuarial computations of current and future benefits. The assumed discount rate for pension and postretirement benefit plans is determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans' liability cash flows to the yield curves. Actual results that differ from the actuarial assumptions are accumulated and, if outside a certain corridor, amortized over future periods and therefore affect recognized expense in future periods. The corridor used for this purpose is equal to 10% of the greater of plan liabilities or market asset values, and future periods vary by plan, but generally equal the actuarial determined average expected future working lifetime of active plan participants. The Company’s policy is to fund amounts which are required by applicable regulations and which are tax deductible. The estimated amounts of future payments to be made under other retirement programs are being accrued currently over the period of active employment and are also included in pension expense. Hasbro also has a contributory postretirement health and life insurance plan covering substantially all employees who retired under any of its United States defined benefit pension plans prior to January 1, 2020, and meet certain age and length of service requirements.
Share-Based Compensation: The Company has a share-based employee compensation plan for employees and non-employee members of the Company’s Board of Directors. Under this plan the Company may grant stock options at or above the fair market value of the Company’s stock, as well as restricted stock, restricted stock units and contingent stock performance awards. All awards are measured at fair value at the date of the grant and amortized as expense on a straight-line basis over the requisite service period of the award. For awards contingent upon Company performance, the measurement of the expense for these awards is based on the Company’s current estimate of its performance over the performance period. The Company recognizes forfeitures as incurred. Refer to Note 16, Share-Based Awards, for further discussion.
Dividend Equivalent Units: Beginning with employee stock incentive awards granted in 2022, the payment of cash dividends to shareholders also results in the crediting of dividend equivalent units (“DEUs”) to holders of restricted stock units ("RSUs") and contingent stock performance awards ("PSUs") granted under the Company's Restated 2003 Stock Incentive Plan, as amended, for employees as defined and described in Note 16, Share-Based Awards. The DEUs are credited as additional RSUs or PSUs and settled concurrently with the vesting of associated awards. DEUs are forfeited in the event the underlying RSUs or PSU's do not vest. The dividend equivalent value of forfeitable DEUs is treated as a reduction of Retained earnings or, if the Company is in a retained deficit position, as a reduction of Additional paid-in capital.
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
At the inception of the contracts, Hasbro designates its derivative financial instruments as either cash flow or fair value hedges. The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. All hedges designated as cash flow hedges are linked to forecasted transactions and the Company assesses, both at the inception of the hedge and on an ongoing basis, the effectiveness of the derivative financial instruments used in hedging transactions in offsetting changes in the cash flows of the forecasted transaction.
The Company records all derivative financial instruments, such as foreign currency exchange contracts, on the Consolidated Balance Sheets at fair value. Changes in the fair values that are designated as cash flow hedges are deferred and recorded as a component of Accumulated other comprehensive loss (“AOCL”) until the hedged transactions occur and are then recognized in the Consolidated Statements of Operations. The Company’s foreign currency contracts hedging anticipated cash flows are designated as cash flow hedges. When it is determined that a derivative financial instrument is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Any gain or loss deferred through that date remains in AOCL until the forecasted transaction occurs, at which time it is reclassified to the Consolidated Statements of Operations. To the extent the transaction is no longer deemed probable of occurring, hedge accounting treatment is discontinued and amounts deferred would be

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
reclassified to the Consolidated Statements of Operations. In the event hedge accounting requirements are not met, gains and losses on such instruments are included in the Consolidated Statements of Operations. The Company uses derivative financial instruments to economically hedge intercompany loans denominated in foreign currencies. The Company does not use hedge accounting for these contracts as changes in the fair value of these contracts are substantially offset by changes in the fair value of the intercompany loans.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standard Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This amendment requires public companies to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, under the amendment, entities are required to disclose the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as disaggregated by material individual jurisdictions. Finally, the amendment requires entities to disclose income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state and foreign. The new standard is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard as part of this Annual Report. Refer to Note 13, Income Taxes, for the revised disclosures consistent with the new standard.
Accounting Standards Issued But Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—
Internal-Use Software (Subtopic 350-40). The standard removes all references to the previously existing software development project stages and require entities to start capitalizing software costs when management has authorized and committed funding to a software project and it is probable that the project will be completed with its intended functionality. The new standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively, retrospectively, or utilizing a modified transition approach. We are currently assessing the impact of this ASU on our consolidated financial statements.
All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.
(2)    Revenue Recognition
Contract Assets and Liabilities
In the ordinary course of business, the Company enters into contracts to license certain of the Company’s intellectual property, providing licensees right-to-use or access such intellectual property for use in the production and sale of consumer products and digital game development, location-based entertainment, and for use within content for distribution over streaming platforms and for television and film. The Company also licenses owned television and film content for distribution to third parties in formats that include broadcast, digital streaming and theatrical. Through these arrangements, the Company may receive advanced royalty payments from licensees, either in advance of a licensees’ subsequent sales to customers or prior to the completion of the Company’s performance obligation. In addition, the Wizards of the Coast and Digital Gaming segment may receive advanced payments from end users of its digital games at the time of the initial purchase, through in-application purchases or through subscription services. The Company defers revenues on all licensee and digital gaming advanced payments until the respective performance obligations are satisfied.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company records the aggregate deferred revenues as contract liabilities, with the current portion recorded within Accrued liabilities and the long-term portion recorded within Other liabilities in the Company’s Consolidated Balance Sheets. The Company records contract assets, primarily related to (1) minimum guarantees being recognized in advance of contractual invoicing, which are recognized ratably over the terms of the respective license periods, and (2) film and television distribution revenues recorded for content delivered, where payment will occur over the license term. The current portion of contract assets is recorded in Prepaid expenses and other current assets and the long-term portion is recorded within Other assets.
The opening and closing balances of contract assets and contract liabilities are as follows:

(In millions)	2025	2024
Contract Assets:
Balance, beginning of period	$241.4	$213.3
Balance, end of period	$282.9	$241.4

Contract Liabilities:
Balance, beginning of period	$236.8	$230.8
Balance, end of period	$190.5	$236.8
The increase in contract assets during 2025 and 2024 is primarily the result of an increase in the amount of revenues recognized in advance of contractual invoicing, offset by the impact of previously unbilled revenues that were invoiced throughout the period within the ordinary course of business.
The change in contract liabilities during 2025 and 2024 is primarily the result of an increase in the amount of advanced payments received from customers relating to performance obligations that had not yet been satisfied, offset by $218.0 million and $134.2 million of revenues recognized that were included in the beginning contract liabilities balance as of December 29, 2024 and December 31, 2023, respectively.
Unsatisfied Performance Obligations
As of December 28, 2025, revenue for unsatisfied performance obligations expected to be recognized in the future is $965.4 million, primarily for intellectual property to be made available in the future under existing agreements with merchandise and co-branding licensees and television station affiliates. Of this amount, we expect to recognize approximately $223.5 million in 2026, $164.5 million in 2027, $128.9 million in 2028, and $448.5 million thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of intellectual property that are solely based on the sales of the licensee.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for Accounts receivable on the Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024 are primarily derived from contracts with customers. A summary of the related allowance for credit losses activity is as follows:

(In millions)	2025	2024
Balance, beginning of period	$25.8	$12.7
Provisions/charges to income	43.8	18.9
Amounts charged off and other	(9.3)	(4.6)
Foreign currency impact	1.0	(1.2)
Balance, end of period	$61.3	$25.8

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Disaggregation of revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Wizards of the Coast and Digital Gaming, Consumer Products, and Entertainment. The Company further disaggregates revenues within its Wizards of the Coast and Digital Gaming segment by category: Tabletop Gaming and Digital and Licensed Gaming; within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; and within its Entertainment segment by category: Family Brands and Film and TV. Finally, the Company disaggregates its revenues into three brand portfolios: Grow Brands, Optimize Brands, and Reinvent Brands. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
In 2025, 2024, and 2023 the Company’s largest customers were Amazon.com, Inc. and Wal-Mart, Inc. with sales to each of these customers amounting to 11% and 9% of consolidated net revenues in 2025, respectively. In 2024, sales to these customers amounted to 11% and 12%, respectively, of consolidated net revenues. In 2023, sales to each of these customers amounted to 11% of consolidated net revenues. Net revenues from the Company’s major customers are reported within the Wizards of the Coast and Digital Gaming segment, Consumer Products segment, and the Entertainment segment.
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category:

(In millions)	2025	2024	2023
Tabletop Gaming	$1,686.6	$1,039.6	$1,072.5
Digital and Licensed Gaming	500.3	471.7	385.1
Net revenues	$2,186.9	$1,511.3	$1,457.6
The following table represents consolidated Consumer Products segment net revenues by major geographic region:

(In millions)	2025	2024	2023
North America	$1,421.7	$1,493.0	$1,649.1
Europe	566.0	519.7	669.5
Asia Pacific	249.4	286.7	256.3
Latin America	200.5	244.5	311.5
Net revenues	$2,437.6	$2,543.9	$2,886.4
The following table represents consolidated Entertainment segment net revenues by category:

(In millions)	2025	2024	2023
Family Brands	$66.7	$73.7	$83.8
Film and TV (1)	10.1	6.6	575.5
Net revenues	$76.8	$80.3	$659.3
(1) Net revenues for Film and TV in 2023 include amounts associated with the Company's eOne Film and TV business that was sold to Lionsgate during 2023, as discussed in Note 3, Sale of Entertainment One Film and TV Business.
The following table represents consolidated net revenues by brand portfolio:

(In millions)	2025	2024	2023
Grow Brands	$3,479.1	$2,797.1	$2,857.5
Optimize Brands	698.2	731.5	840.6
Reinvent Brands	524.0	606.9	768.0
Non-Hasbro Branded Film and TV	—	—	537.2
Net revenues	$4,701.3	$4,135.5	$5,003.3

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
During the year ended December 28, 2025, the Company was informed by Lionsgate of the satisfaction of the requirements under the agreement and the final holdback amount was settled, resulting in a $25.0 million Loss on disposal of business on the Consolidated Statements of Operations.
During the year ended December 29, 2024, the Company recorded a $37.4 million Loss on disposal of business on the Consolidated Statements of Operations associated with certain purchase price and related adjustments.
During the year ended December 31, 2023, the Company recorded a $539.0 million Loss on disposal of business on the Consolidated Statements of Operations based on the value of the net assets held by eOne Film and TV, which included goodwill and intangible assets. The Company also recorded pre-tax cash transaction expenses of $35.1 million within Selling, distribution and administration expense on the Consolidated Statements of Operations for the year ended December 31, 2023.
Prior to the sale of eOne Film and TV in 2023, the operations of eOne Film and TV did not meet the criteria to be presented as discontinued operations in accordance with GAAP and eOne Film and TV did not represent an individually significant component of the Company’s business. As a result, income from operations before income taxes, attributable to eOne Film and TV, was recorded in the Company's Consolidated Statements of Operations, within the Entertainment segment, through the sale transaction closing date. The Loss before income taxes attributable to eOne Film and TV through the date of the transaction was $371.6 million for fiscal year 2023.
(4)    Earnings Per Common Share
The Company computes earnings per share ("EPS") in accordance with ASC Topic 260, Earnings per Share. Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year as well as awards that have not been issued but all contingencies have been met.
Diluted net earnings per share is similar except that the weighted average number of shares outstanding is increased by dilutive securities, and net earnings are adjusted, if necessary, for certain amounts related to dilutive securities. Dilutive securities include shares issuable upon exercise of stock options for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. Dilutive securities also include shares issuable under restricted stock unit award agreements. Options and restricted stock unit awards totaling 4.2 million, 1.6 million and 2.5 million for 2025, 2024, and 2023, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been antidilutive. Of the fiscal 2025 and 2023 amounts, 3.6 million and 1.6 million shares would have been included in the calculation of diluted shares had the Company not had a net loss for the years ended December 28, 2025 and December 31, 2023, respectively. Assuming that these awards and options were included, under the treasury stock method, they would have resulted in an additional 1.5 million and 0.2 million shares being included in the diluted earnings per share calculation for the years ended December 28, 2025 and December 31, 2023, respectively.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table sets forth the reconciliation of basic and diluted earnings per share:

(In millions, except per share data)	2025	2024	2023
Net (loss) earnings attributable to Hasbro, Inc.	$(322.4)	$385.6	$(1,489.3)

Average shares outstanding	140.2	139.4	138.8
Effect of dilutive securities - Options and other share-based awards	—	0.9	—
Equivalent shares	140.2	140.3	138.8

Net (loss) earnings attributable to Hasbro, Inc. per common share
Basic	$(2.30)	$2.77	$(10.73)
Diluted	$(2.30)	$2.75	$(10.73)
(5)    Other Comprehensive Earnings (Loss)
Components of other comprehensive earnings (loss) are presented within the Consolidated Statements of Comprehensive Earnings (Loss), net of tax. Income tax effects are released from Accumulated other comprehensive loss ("AOCL") at the effective tax rate during the period in which the components are released.
Changes in the components of AOCL are as follows:

(In millions)	Pension and Postretirement Amounts	Derivative Instruments	Available for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
Balance, December 25, 2022	$(3.0)	$(12.0)	$(0.1)	$(239.8)	$(254.9)
Other comprehensive earnings (loss) before reclassifications, before tax	(0.9)	(11.4)	—	59.4	47.1
Income tax benefit	—	2.8	—	—	2.8
Other comprehensive earnings (loss), before reclassifications	(0.9)	(8.6)	—	59.4	49.9

Reclassifications from AOCL to earnings, before tax	(0.4)	5.7	—	—	5.3
Income tax (expense) benefit	0.1	(1.9)	—	—	(1.8)
Reclassifications from AOCL to earnings	(0.3)	3.8	—	—	3.5
Other comprehensive earnings (loss)	(1.2)	(4.8)	—	59.4	53.4
Balance, December 31, 2023	$(4.2)	$(16.8)	$(0.1)	$(180.4)	$(201.5)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(In millions)	Pension and Postretirement Amounts	Derivative Instruments	Available for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
Other comprehensive (loss) earnings before reclassifications, before tax	(3.4)	11.1	—	(48.8)	(41.1)
Income tax (expense) benefit	0.5	(3.8)	—	—	(3.3)
Other comprehensive (loss) earnings, before reclassifications	(2.9)	7.3	—	(48.8)	(44.4)

Reclassifications from AOCL to earnings, before tax	(1.0)	0.7	—	—	(0.3)
Income tax (expense) benefit	0.1	(0.3)	—	—	(0.2)
Reclassifications from AOCL to earnings	(0.9)	0.4	—	—	(0.5)
Other comprehensive (loss) earnings	(3.8)	7.7	—	(48.8)	(44.9)
Balance, December 29, 2024	$(8.0)	$(9.1)	$(0.1)	$(229.2)	$(246.4)

Other comprehensive earnings (loss) before reclassifications, before tax	0.9	(16.0)	—	40.1	25.0
Income tax benefit (expense)	(0.3)	3.5	—	—	3.2
Other comprehensive earnings (loss), before reclassifications	0.6	(12.5)	—	40.1	28.2

Reclassifications from AOCL to earnings, before tax	0.4	0.5	—	—	0.9
Income tax expense	(0.2)	—	—	—	(0.2)
Reclassifications from AOCL to earnings	0.2	0.5	—	—	0.7
Other comprehensive earnings (loss)	0.8	(12.0)	—	40.1	28.9
Balance, December 28, 2025	$(7.2)	$(21.1)	$(0.1)	$(189.1)	$(217.5)
Gains (Losses) on Derivative Instruments
As of December 28, 2025, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $8.3 million in AOCL. These instruments hedge payments related to inventory purchased in the fourth quarter of 2025 or forecasted to be purchased in 2026, intercompany expenses expected to be paid or received during 2026 and cash receipts for sales made at the end of the fourth quarter of 2025 or forecasted to be made in 2026. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 5.10% Notes due 2044 (refer to Note 12, Long-Term Debt and Other Financing). At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCL and is being amortized to interest expense over the life of the related notes using the effective interest rate method. As of December 28, 2025, deferred losses, net of tax, of $12.8 million related to these instruments remained in AOCL. For each of the years ending December 28, 2025, December 29, 2024, and December 31, 2023, losses, net of tax, of $0.7 million related to these hedging instruments were reclassified from AOCL to net earnings.
Of the amounts included in AOCL as of December 28, 2025, the Company expects net losses of approximately $7.2 million to be reclassified to the Consolidated Statements of Operations within the next 12 months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
Refer to Note 19, Derivative Financial Instruments, to the consolidated financial statements for additional discussion on reclassifications from AOCL to earnings.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(6)    Property, Plant and Equipment

(In millions)	2025	2024
Land and improvements	$3.6	$3.4
Buildings and improvements	213.8	201.0
Machinery, equipment and software	508.8	554.9
Tools, dies and molds	377.3	365.3
Right-of-use assets	204.3	204.7
Total property, plant and equipment, gross	1,307.8	1,329.3
Less: accumulated depreciation and right-of-use asset amortization	(1,060.0)	(1,026.7)
Total property, plant and equipment, net	$247.8	$302.6
Expenditures for maintenance and repairs which do not materially extend the life of the assets are charged to operations as incurred. In 2025, 2024 and 2023 the Company recorded $69.5 million, $94.7 million and $127.7 million, respectively, of depreciation expense. Refer to Note 18, Leases, for additional discussion on right-of-use assets.
(7)    Software Development Costs
Capitalized software development costs include both direct costs for internally developed titles and payments to third-party software developers under development agreements that have been incurred by the Company subsequent to establishing the technological feasibility of a software title. Prior to establishing technological feasibility of a software title, any costs incurred are recorded as product development expenses.
As of December 28, 2025 and December 29, 2024, $385.6 million and $264.4 million, of software development costs were capitalized within Other assets in the Consolidated Balance Sheets, respectively.
Amortization and impairments of software titles that have been released are recorded within Cost of sales within the Consolidated Statements of Operations. The Company did not release any software titles during 2025, 2024 or 2023 that were previously capitalized on the Consolidated Balance Sheets, and therefore there was no amortization or impairments recognized in the Consolidated Statement of Operations. Write-offs of unreleased titles are recorded within Selling, distribution and administration. The Company did not write-off any unreleased titles in 2025 or 2023. Approximately $24.4 million of write-offs occurred during 2024, relating to the cancellation of two unreleased titles.
(8)    Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, by operating segment are as follows:

(In millions)	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
Balance, December 31, 2023	$371.7	$1,582.3	$325.2	$2,279.2
Foreign exchange translation	(0.7)	(0.3)	—	(1.0)
Balance, December 29, 2024	371.0	1,582.0	325.2	2,278.2
Impairment	—	(1,021.9)	—	(1,021.9)
Foreign exchange translation	(0.5)	0.9	—	0.4
Balance, December 28, 2025	$370.5	$561.0	$325.2	$1,256.7
The Company performs an annual impairment assessment on goodwill. This annual impairment assessment is performed in the fourth quarter of the Company’s fiscal year. During the fourth quarter of 2025, the Company performed a qualitative goodwill assessment with respect to each of its reporting units. Based on its qualitative assessments, the Company determined it is not more likely than not that the carrying values exceed the fair values for any of its reporting units. As a result, the Company concluded it was not necessary to perform a quantitative test for impairment of goodwill for any reporting unit.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
In addition to the annual test, if an event occurs or circumstances change that indicate that the carrying value of a reporting unit may not be recoverable, the Company will perform an interim impairment test. Due to increased tariffs, including reciprocal tariffs announced by the U.S. government in April 2025, the escalation of ongoing trade policy disputes between international governments, the financial performance of certain reporting units being lower than previously forecasted, and other macroeconomic headwinds, during the second quarter of 2025, the Company noted downward revisions to operating income and cash flow forecasts for certain of its reporting units within the Consumer Products and Entertainment segments. As a result, during the second quarter of 2025, the Company performed an interim quantitative impairment test for the North America, Europe, Asia Pacific, and Latin America Consumer Products reporting units, as well as the Family Brands reporting unit within the Entertainment segment. Additionally, due to our ongoing transformation, we concluded that, as of the second quarter of 2025, the North America, Europe, Asia Pacific, and Latin America reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in ASC Topic 280, Segment Reporting, and in ASC Topic 350, Intangibles - Goodwill and Other. These reporting units serve similar clients and have similar products, and as of the second quarter of 2025 had similar sourcing and distribution methods that along with our ongoing transformation has resulted in similar economic characteristics.
As a result of the quantitative tests performed prior to and following the aggregation, the Company determined that the carrying values of our regional Consumer Products reporting units exceeded their expected fair values and recorded pre-tax non-cash impairment charges of $1,021.9 million within the Consolidated Statements of Operations for the fiscal year ended 2025. The fair values of North America and Europe were determined considering a discounted cash flow model which is primarily based on management’s future revenue and cost estimates, which included the estimated impact of tariff policies in effect and the related macroeconomic environment, and a discount rate. The fair values of the Asia Pacific and Latin America reporting units were determined considering a discounted cash flow model weighted equally with the market approach, which is primarily based on multiples of comparable public companies. No impairments were recorded related to the Family Brands reporting unit.
As of December 28, 2025, $325.2 million of goodwill is allocated to the Family Brands reporting unit. As of the date of the most recent quantitative test, which occurred during the second quarter of 2025, the fair value of our Family Brands reporting unit, within the Entertainment segment, exceeded the carrying value of that reporting unit by approximately 15%. The fair value of the Family Brands reporting unit was determined considering a discounted cash flow model weighted equally with the market approach, which is primarily based on multiples of comparable public companies. For the Family Brands reporting unit, critical assumptions included a discount rate approximating 9.5%, a terminal value revenue growth rate of 3.0%, and a terminal operating profit margin consistent with levels achieved in recent historical periods when excluding one-time impairment and disposal charges. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates are based on a number of factors including historical experience and information obtained from reporting unit management. Actual results could differ from these estimates, especially given uncertainty related to tariffs, global trade policy, and global macroeconomic conditions.
The Company did not record a goodwill impairment charge in 2024. In 2023, the Company recorded $1,191.2 million of non-cash goodwill impairment charges related to the Family Brands and Film and TV reporting units within the Company's Entertainment segment, as the carrying value of the reporting units exceeded their expected fair value, as determined using a discounted cash flow model which was primarily based on management’s future revenue and cost estimates.
Other Intangible Assets, Net
The following table represents a summary of the Company’s other intangible assets:

(In millions)	2025	2024
Acquired product rights	$793.2	$863.9
Accumulated amortization	(412.2)	(421.2)
Amortizable intangible assets	381.0	442.7
Product rights with indefinite lives	75.7	75.7
Total other intangibles assets, net	$456.7	$518.4

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Certain intangible assets relating to rights obtained in the Company’s acquisition of Milton Bradley in 1984 and Tonka in 1991 are not amortized. These rights were determined to have indefinite lives and are included as product rights with indefinite lives in the table above. The Company tests these assets for impairment on an annual basis in the fourth quarter of each year or when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company completed its annual impairment tests of indefinite-lived intangible assets in the fourth quarter of 2025, concluding that there was no impairment of these assets. The Company did not record any impairments of its indefinite-lived intangible assets in 2025, 2024, or 2023.
The Company’s other intangible assets are amortized over their remaining useful lives, and accumulated amortization of these other intangibles is reflected in Other intangible assets, net in the accompanying Consolidated Balance Sheets. Other intangible assets are reviewed for indications of impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company did not record any impairments of its definite-lived intangible assets in 2025 or 2024.
In 2023, the Company recorded a non-cash intangible asset impairment charge of $65.0 million related to the eOne Trademark associated with the Film and TV reporting unit. Additionally, during 2023, the Company recorded a $51.0 million impairment charge related to the PJ MASKS definite-lived intangible asset based upon lower revenue forecasts for this intangible asset. Both charges were recorded in Selling, distribution and administration expense within the Consolidated Statements of Operations in the Entertainment segment.
The Company currently estimates amortization expense related to the above intangible assets for the next five years to be approximately:

(In millions)
2026	$58.4
2027	58.4
2028	57.3
2029	56.6
2030	56.6
Thereafter	93.7
Total	$381.0
(9)    Equity Method Investment
The Company owns an interest in a joint venture, Discovery Family Channel (“DFC”), with Warner Bros. Discovery, Inc. ("WBD"). The Company has determined that it does not meet the control requirements to consolidate DFC and accounts for the investment using the equity method of accounting. DFC was established to create a cable television network in the United States dedicated to high-quality children’s and family entertainment. In October 2009, the Company purchased an initial 50% share in DFC for a payment of $300.0 million and certain future tax payments based on the value of certain tax benefits expected to be received by the Company. On September 23, 2014, the Company and WBD amended their relationship with respect to DFC and WBD increased its equity interest in DFC to 60% while the Company retained a 40% equity interest in DFC.
During the fourth quarter of 2024 and 2023, the Company reviewed its investment in DFC for an other than temporary decline in value of the investment due to decreases in forecasted revenues. The Company determined that the fair value of the Company's interest in the joint venture was less than its carrying value, and as such, recorded an impairment loss of $80.0 million and $1.3 million, respectively, which is included in Other (income) expense, net in the Consolidated Statements of Operations. The Company utilized the discounted cash flow method under the income approach to estimate the fair value of DFC, which requires assumptions and estimates that include: future annual cash flows, income tax rates, discount rates, estimated growth rates, and other market factors. Accelerating changes in the cable distribution industry, including technological changes and expanding options for digital content offerings, have resulted in the fragmentation of viewership, declines in subscribers to the traditional cable bundle, and pricing pressures. These factors led to the lower valuation of DFC as compared to its carrying value. As of December 28, 2025, the Company had no remaining investment balance for DFC. As of December 29, 2024, the Company’s investment in DFC had a balance of $5.6 million.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company’s share in the earnings of DFC for the years ended 2025, 2024 and 2023 totaled $1.8 million, $9.4 million and $10.9 million, respectively, and is included as a component of Other (income) expense, net in the Consolidated Statements of Operations. The Company did not enter into any other material transactions with DFC during 2025, 2024 and 2023.
The Company also has a related liability due to WBD under the existing tax sharing agreement. The balance of the associated liability, including imputed interest, was $0.3 million and $3.0 million as of December 28, 2025 and December 29, 2024, respectively, and is included as a component of Other liabilities in the accompanying Consolidated Balance Sheets. During 2025, 2024 and 2023, the Company made payments to WBD under this tax sharing agreement in the amount of $2.8 million, $6.7 million and $5.7 million, respectively.
(10)    Investments in Productions
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
The Company's unamortized investments in productions consisted of the following:

(In millions)	2025	2024
Investment in Films and Television Programs:
Individual monetization:
Released, net of amortization	$63.2	$68.4
In production	0.4	11.5
Pre-production	4.0	7.4
Total individual monetization	67.6	87.3
Film/TV group monetization:
Released, net of amortization	29.8	37.5
In production	0.3	—
Total film/TV group monetization	30.1	37.5
Total program investments	$97.7	$124.8
The Company's program cost amortization consisted of the following:

(In millions)	2025	2024	2023
Individual monetization	$32.4	$40.4	$431.8
Film/TV group monetization	3.4	8.9	17.1
Total program cost amortization	$35.8	$49.3	$448.9
Based on management’s total revenue estimates as of December 28, 2025, the Company's expected future amortization expenses for capitalized programming costs over the next three years are as follows:

(In millions)	2026	2027	2028
Released - Individual monetization	$19.3	$14.5	$13.7
Released - Film/TV group monetization	6.7	7.2	7.7
Total future amortization expense	$26.0	$21.7	$21.4

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(11)    Additional Balance Sheet Information
Components of accrued liabilities are as follows:

(In millions)	2025	2024
Accrued royalties expense	$207.7	$160.5
Contract liabilities - current	190.5	236.5
Payroll and management incentives	158.2	121.1
Advertising	88.2	58.7
Other taxes	67.4	60.9
General vendor accruals	46.8	46.1
Freight	44.2	27.0
Supplier cancellation charges	32.9	48.9
Lease liability - current	30.6	29.8
Interest	29.6	31.3
Defined contribution plans	27.6	21.4
Restructuring	19.3	46.9
Professional fees	17.3	18.2
Accrued income taxes	14.4	93.3
Insurance	9.0	11.3
Participation and residuals	6.8	8.8
Accrued expenses - productions	0.7	0.7
Other	47.5	38.4
Total accrued liabilities	$1,038.7	$1,059.8
Prepaid expenses and other current assets include the current contract assets of $142.4 million and $179.5 million as of December 28, 2025 and December 29, 2024, respectively.

Other assets include deferred tax assets of $286.8 million and $424.6 million as of December 28, 2025 and December 29, 2024, respectively.
(12)    Long-Term Debt and Other Financing
Components of Long-term debt are as follows:

(In millions)	2025		2024
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$885.2	$900.0	$845.6
6.05% Notes Due 2034	500.0	530.7	500.0	502.2
6.35% Notes Due 2040	500.0	526.1	500.0	507.5
3.55% Notes Due 2026	497.0	495.3	591.9	578.0
3.50% Notes Due 2027	475.0	470.3	500.0	481.5
5.10% Notes Due 2044	300.0	267.5	300.0	261.3
6.60% Debentures Due 2028	109.9	116.4	109.9	114.4
Total long-term debt	3,281.9	3,291.5	3,401.8	3,290.5
Less: Deferred debt expenses	17.0	—	21.0	—
Less: Current portion of long-term debt	497.0	495.3	—	—
Long-term debt	$2,767.9	$2,796.2	$3,380.8	$3,290.5

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
The Notes bear interest at the stated rates but may be subject to upward adjustment if the credit rating of the Company is reduced by Moody's or Standard & Poor's. The adjustment can be from 0.25% to 2.00% based on the extent of the ratings decrease. The Company may redeem the Notes at its option at the greater of the principal amount of the Notes or the present value of the remaining scheduled payments discounted using the effective interest rate on applicable U.S. Treasury bills at the time of repurchase, plus 30 basis points (in the case of the 2026 Notes) or 35 basis points (in the case of the 2029 Notes). In addition, on and after August 19, 2029 for the 2029 Notes, such series of Notes will be redeemable, in whole at any time or in part from time to time, at the Company's option at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus any accrued and unpaid interest.
In May 2024, the Company issued an aggregate $500.0 million of senior unsecured debt securities that bear a fixed interest rate of 6.05% due 2034 (the "2034 Notes"). In connection with the issuance of the 2034 Notes, the 2034 Notes were issued with an original issuance discount of $1.4 million and the Company capitalized $5.3 million of debt issuance costs. The original issuance discount and debt issuance costs are amortized over the term of the 2034 Notes.
During 2025, the Company repurchased $94.9 million of its 2026 Notes and $25.0 million of its 2027 Notes, recording a total gain on extinguishment of $1.7 million, which was recorded in Other (income) expense, net in the Consolidated Statements of Operations. During 2024, the Company repurchased $83.1 million of its 2026 Notes and recorded a gain on extinguishment of $1.8 million, which was recorded in Other (income) expense, net in the Consolidated Statements of Operations.
The Company's borrowings have the following future contractual maturities:

(In millions)
2026	$497.0
2027	475.0
2028	109.9
2029	900.0
2030	—
Thereafter	1,300.0
Total	$3,281.9
The fair values of the Company’s long-term debt are considered Level 2 fair values (refer to Note 15, Fair Value of Financial Instruments, for further discussion of the fair value hierarchy) and are measured based on quoted prices at the end of the reporting periods in markets that are not active. The Company believes that this is the best information available for use in the fair value measurement.
Other Financing Arrangements
As of December 28, 2025, Hasbro had available an unsecured revolving credit agreement (see Amended Revolving Credit Agreement below) in the amount of $1.25 billion and unsecured uncommitted lines of credit from various banks approximating $186.8 million. The Company had no outstanding short-term borrowings under, or supported by, these lines of credit as of December 28, 2025 and December 29, 2024. During 2025 and 2024, Hasbro’s working capital needs were primarily fulfilled by cash available and cash generated from operations.
The Company's third amended and restated revolving credit agreement with Bank of America, as administrative agent, swing line lender, a letter of credit issuer and a lender and certain other financial institutions, as lenders

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
thereto (the "Amended Revolving Credit Agreement") provides the Company with commitments having a maximum aggregate principal amount of $1.25 billion. The Amended Revolving Credit Agreement contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. It also provides for a potential additional incremental commitment increase of up to $500.0 million subject to agreement of the lenders.
Loans under the revolving credit facility bear interest, at the Company’s option, at either the Adjusted Term Benchmark Rate, the Base Rate, or the Daily Benchmark Rate (each determined in accordance with the Amended Revolving Credit Agreement). In each case there is also a spread added to the rate, which fluctuates based upon the more favorable of the Company’s long-term debt ratings and the Company’s leverage. The Company is also required to pay a commitment fee in respect to the unused commitments under the facility, the rate for which is also determined based upon the more favorable of the Company's long-term debt ratings and leverage. The Amended Revolving Credit Agreement has a maturity date of September 20, 2028.
The Amended Revolving Credit Agreement contains affirmative and negative covenants typical of this type of facility, including: (a) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (b) restrictions on the incurrence of indebtedness, (c) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (d) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (e) the requirement that the Company maintain: a Consolidated Total Leverage Ratio of no more than (i) 3.50:1.00 for the quarter ended December 31, 2023, (ii) 4.00:1.00 for each of the quarters ended September 30, 2023 and December 31, 2023, (iii) 3.75:1.00 for each of the first, second and fourth fiscal quarters of each year (other than 2023) and (iv) 4.00:1:00 for the third fiscal quarter of each year (other than 2023).
On February 20, 2026, the Company amended and restated the Amended Revolving Credit Agreement which extended the maturity date through February 2031 and revised the aggregate principal amount to $1.1 billion. Substantially all of the other terms of the Amended Revolving Credit Agreement remain the same. The February 2026 Amended Revolving Credit Agreement contains affirmative and negative covenants typical of this type of facility, including: (a) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (b) restrictions on the incurrence of indebtedness, (c) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (d) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (e) the requirement that the Company maintain: a Consolidated Total Leverage Ratio of no more than (i) 3.75:1.00 for each of the first, second and fourth fiscal quarters of each year and (ii) 4.00:1:00 for the third fiscal quarter of each year.
The Company was in compliance with all covenants under the Amended Revolving Credit Agreement as of and for the year ended December 28, 2025. The Company had no borrowings outstanding under this credit facility as of December 28, 2025.
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
Under the terms of the Money Market Credit Facility, each loan borrowing is subject to the lender’s sole and absolute discretion with no obligation to fund and bears interest at a variable rate agreed upon at the time of each borrowing. The Money Market Credit Facility has no commitment fee or termination fee. Each advance under the Money Market Credit Facility has a maturity date of less than 90 days from the borrowing date, and the Company may voluntarily prepay any outstanding advances without premium or penalty, subject to reimbursement of actual breakage costs, if any. The Money Market Credit Facility may be terminated by the lender at any time upon written notice and is subject to customary representations, warranties, and covenants. There was no outstanding balance as of December 28, 2025.
The Company also has an agreement with a group of banks providing a commercial paper program (the “Program”). Under the Program, at the Company’s request and subject to market conditions, the banks may either purchase from the Company, or arrange for the sale by the Company of, unsecured commercial paper notes. Borrowings under the Program are supported by the aforementioned unsecured committed line of credit and the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The maturities of the notes may vary but may not exceed 397 days. The notes are sold under customary terms in the

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
commercial paper market and will be issued at a discount to par, or alternatively, will be sold at par and will bear varying interest rates based on a fixed or floating rate basis. The interest rates will vary based on market conditions and the ratings assigned to the notes by the credit rating agencies at the time of issuance. Subject to market conditions, the Company intends to utilize the Program as its primary short-term borrowing facility and does not intend to sell unsecured commercial paper notes in excess of the available amount under the revolving credit agreement. If, for any reason, the Company is unable to access the commercial paper market, the Company intends to use the revolving credit agreement to meet the Company's short-term liquidity needs. As of December 28, 2025 and December 29, 2024, the Company did not have any notes outstanding under the Program.
Hasbro had unused open letters of credit and related instruments of approximately $11.7 million and $11.3 million at December 28, 2025 and December 29, 2024, respectively.
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
The amount of obligations confirmed under the program that remain unpaid by the Company were $45.7 million, and $66.2 million as of December 28, 2025 and December 29, 2024, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets and the activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows. A summary of the activity related to the obligations are as follows:

(In millions)	2025	2024
Balance, beginning of period	$66.2	$43.3
Additions	335.4	387.7
Settlements	(355.9)	(364.8)
Balance, ending of period	$45.7	$66.2
(13)    Income Taxes
The components of (Loss) earnings before income taxes, determined by tax jurisdiction, are as follows:

(In millions)	2025	2024	2023
United States	$(160.8)	$325.2	$(356.9)
International	58.8	171.8	(1,352.2)
Total (loss) earnings before income taxes	$(102.0)	$497.0	$(1,709.1)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Income taxes attributable to (Loss) earnings before income taxes are:

(In millions)	2025	2024	2023
Current:
United States	$2.2	$47.0	$(29.0)
State and local	(0.6)	11.0	(6.4)
International	56.0	65.2	57.6
	57.6	123.2	22.2
Deferred:
United States	125.9	(2.2)	(36.3)
State and local	21.3	(9.7)	(3.0)
International	11.4	(8.7)	(204.2)
	158.6	(20.6)	(243.5)
Total tax expense (benefit)	$216.2	$102.6	$(221.3)
The following table presents the 2025 rate reconciliation between Income tax expense and statutory expectations, after the adoption of ASU 2023-09:

	2025
(In millions)	Amount	Percent
U.S. federal statutory tax rate	$(21.4)	21.0%
State and local income taxes, net of federal income tax effect(1)	16.3	(16.0)
Foreign tax effects
Canada
Difference in statutory tax rate	(0.3)	0.3
Quebec income taxes	1.7	(1.7)
Other	0.6	(0.6)
Switzerland
Difference in statutory tax rate	(22.7)	22.3
Canton income taxes	10.2	(10.0)
Swiss deferred tax asset translation	(4.0)	3.9
Nontaxable income	(2.1)	2.0
Other	(0.7)	0.7
China
Difference in statutory tax rate	0.5	(0.5)
Withholding tax	8.0	(7.8)
Other	0.3	(0.3)
Germany
Difference in statutory tax rate	(0.1)	0.1
Pension adjustment	(1.3)	1.3
Other	(0.6)	0.6
United Kingdom
Difference in statutory tax rate	1.9	(1.9)
Change in valuation allowance	3.9	(3.8)
Tax credits	(13.4)	13.1
Write-off of intangibles	4.5	(4.4)
Nondeductible expenses	7.0	(6.8)
Share-based compensation	(0.4)	0.4
Other	0.6	(0.6)

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	2025
(In millions)	Amount	Percent
Mexico
Difference in statutory tax rate	3.3	(3.2)
Nondeductible Items	2.2	(2.2)
Withholding tax	2.0	(2.0)
Other	0.1	(0.1)
Netherlands
Difference in statutory tax rate	0.1	(0.1)
Nondeductible Items	1.3	(1.3)
Other Foreign Jurisdictions	1.9	(1.9)
Effect of cross-border tax laws
Subpart F inclusion	9.5	(9.3)
Global Intangible Low-Taxed Income (GILTI), net of Sec. 250 deduction	5.7	(5.6)
Foreign-derived intangible income (FDII) deduction	(4.2)	4.2
Withholding tax	1.6	(1.6)
Tax credits
Foreign tax credits	(14.2)	13.9
Research & development tax credits	(6.4)	6.3
Change in valuation allowance	5.4	(5.3)
Changes in unrecognized tax benefits	2.9	(2.8)
Nontaxable or nondeductible items
Goodwill impairment	209.8	(205.8)
Officer's compensation	9.8	(9.6)
Share-based compensation	1.7	(1.7)
Other	(1.9)	1.8
Other adjustments
Post-disposition tax refund	(2.3)	2.3
Other	(0.6)	0.6
Effective tax rate	$216.2	(212.1)%
(1) State taxes in California , New York and Tennessee made up the majority (greater than 50%) of the tax effect in this category.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table presents the reconciliation of the statutory United States federal income tax rate to Hasbro’s effective income tax rate during 2024 and 2023, prior to the adoption of ASU 2023-09:

	2024	2023
Statutory income tax rate	21.0%	21.0%
State and local income taxes, net	0.2	0.5
Tax on international earnings	1.3	6.7
Domestic tax on foreign earnings	(4.0)	1.3
Change in unrecognized tax benefits	—	(0.3)
U.S. capital loss	6.6	22.0
Change in valuation allowance	(4.5)	(23.3)
Share-based compensation	0.5	(0.3)
Research and development tax credits	(1.5)	0.3
Officers' compensation	0.9	(0.3)
Loss on disposal of business	1.0	(3.4)
Goodwill impairment	—	(11.8)
Other, net	(0.8)	0.5
Effective tax rate	20.7%	12.9%
The effective income tax rate for 2025 was (212.1)% compared to 20.7% for 2024. The change in the effective income tax rate was primarily driven by a non-cash impairment of goodwill recorded in 2025 with no material tax benefit. The increase in the provision for income taxes was primarily due to U.S. Global Intangible Low-Taxed Income ("GILTI") and Subpart F inclusions, as well as additional valuation allowances generated in 2025.
Components of deferred income tax expense (benefit) arise from various temporary differences and relate to items included in the Consolidated Statements of Operations as well as items recognized in Other comprehensive earnings (loss).
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 28, 2025 and December 29, 2024 are as follows:

(In millions)	2025	2024
Deferred tax assets:
Loss and credit carryforwards	$451.5	$426.6
Depreciation and amortization of long-lived assets	186.1	183.1
Other compensation	46.4	51.9
Accounts receivable	32.2	31.0
Accrued expenses	16.9	18.8
Inventories	13.8	17.4
Royalty expense	10.1	3.8
Operating leases	9.8	7.2
Pension	7.3	7.3
Postretirement benefits	5.8	5.7
Interest rate hedge	4.2	4.4
Tax sharing agreement	0.5	0.3
Deferred revenue	—	0.3
Capitalized research and experimentation	—	116.5
Interest expense limitation	—	15.6

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(In millions)	2025	2024
Other	3.1	0.8
Deferred tax assets, gross	787.7	890.7
Deferred tax liabilities:
Depreciation and amortization of long-lived assets	76.5	94.8
Capitalized research and experimentation	33.4	—
Operating leases	6.4	4.9
Prepaid expenses	5.5	4.1
Equity method investment	—	1.9
Other	12.0	14.6
Deferred tax liabilities, gross	133.8	120.3
Valuation allowance	(426.4)	(412.5)
Deferred income taxes, net	$227.5	$357.9
As of December 28, 2025, the Company has loss and credit carryforwards of $451.5 million, compared to $426.6 million at December 29, 2024. The most significant amount of the loss and credit carryforwards as of December 28, 2025 and December 29, 2024 relates to U.S. capital losses of $338.4 million resulting from the sale of the eOne Film and TV business during 2023. Other significant loss and credit carryforwards relate to tax attributes of entities that have historically operated at losses in certain jurisdictions, as well as certain state tax attributes. The U.S. capital loss has a carryforward period of five years and will expire if not utilized before 2029. Some U.S. federal, state and international loss and credit carryforwards expire at various dates throughout 2026 while others have an indefinite carryforward period.
The recoverability of these future tax deductions and credits is evaluated by assessing the adequacy of future expected taxable income, of the appropriate character, from all sources, including taxable income in prior carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is generally established. To the extent that a valuation allowance was established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the change in the valuation allowance is recognized in the Consolidated Statements of Operations.
The Company has a valuation allowance for certain net deferred tax assets at December 28, 2025 of $426.4 million, compared to $412.5 million at December 29, 2024. The change primarily pertains to adjustments to the U.S. capital loss resulting from the sale of the Company's eOne Film and TV business, for which the Company recorded a full valuation allowance as of December 28, 2025.
The movement in the deferred tax valuation allowance is as follows:

(In millions)	2025	2024
Balance, beginning of period	$(412.5)	$(432.0)
Provisions/charges to income	(11.6)	19.8
Amounts charged to other accounts	0.2	(2.5)
Foreign currency impact	(2.5)	2.2
Balance, end of period	$(426.4)	$(412.5)
The Company’s net deferred income taxes are recorded in the Consolidated Balance Sheets as follows:

(In millions)	2025	2024
Other assets	$286.8	$424.6
Other liabilities	(59.3)	(66.7)
Net deferred income taxes	$227.5	$357.9
The Company has significant cash needs outside the U.S. and continues to consistently monitor and analyze its global working capital and cash requirements. However, we intend to repatriate substantially all of our accumulated

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
foreign earnings when appropriate. As of December 28, 2025, we have recorded $5.3 million of foreign withholding and U.S. state income tax liability. The Company has not finalized the timing of any actual cash distributions or the specific amounts and therefore we could still be subject to some additional foreign withholding taxes and U.S. state income taxes. We will record these additional tax effects, if any, in the period that we complete our analysis and are able to make a reasonable estimate.
A reconciliation of unrecognized tax benefits, excluding potential interest and penalties is as follows:

(In millions)	2025	2024	2023
Balance, beginning of period	$36.1	$39.9	$77.8
Gross increases in current period tax positions	2.9	3.6	3.8
Gross increases in prior period tax positions	0.3	0.1	11.9
Gross decrease from disposition	—	—	(10.4)
Gross decreases in prior period tax positions	—	(1.6)	(23.4)
Decreases related to settlements with tax authorities	—	(1.5)	(8.4)
Decreases from the expiration of statutes of limitations	(1.6)	(4.4)	(11.4)
Balance, end of period	$37.7	$36.1	$39.9
Unrecognized tax benefits are recorded within Other liabilities, Prepaid expenses and Other current assets, and Other assets in the Company's Consolidated Balance Sheets. If recognized, these tax benefits may have affected our income tax provision for fiscal years 2025, 2024, and 2023 by approximately $47.0 million, $44.0 million, and $46.0 million, respectively.
During 2025, 2024, and 2023, the Company recognized $1.8 million, $2.9 million, and $5.8 million, respectively, of potential interest and penalties, which are included as a component of Income tax expense (benefit) on the Consolidated Statements of Operations. As of December 28, 2025, December 29, 2024, and December 31, 2023, the Company had accrued potential interest and penalties of $9.1 million, $7.7 million, and $6.2 million, respectively.
The Company and its subsidiaries file income tax returns in the U.S. and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local and international tax authorities in various tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2017. With few exceptions, the Company is no longer subject to U.S. state or local and non-U.S. income tax examinations by tax authorities in its major jurisdictions for years before 2016. The Company is currently under income tax examination by the Internal Revenue Service for the tax years 2017 and 2018 and in several U.S. state and local and non-U.S. jurisdictions.
The amount of cash taxes paid, net of refunds, by the Company during 2025 is as follows:

(In millions)	2025
U.S. federal	$105.8
U.S. state and local (1)	7.1
Foreign
United Kingdom	35.3
Mexico	17.7
China	11.0
Other foreign jurisdictions	19.9
Total cash taxes paid, net of refunds	$196.8
(1) No single state or local jurisdiction accounts for more than 5% of the total income taxes paid.
We are subject to income and other taxes in the U.S. (federal and state) and foreign jurisdictions. Changes to these laws or regulations may impact our tax liabilities. On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law with certain provisions effective in 2025 and other provisions becoming effective in 2026. The OBBBA provisions include the restoration of full expensing for domestic research and development expenses, reinstatement of accelerated depreciation on qualified capital expenditures, and modifications to the international tax framework, among other items. The OBBBA also provides for an election to accelerate the deduction of the remaining unamortized domestic research and development expenses capitalized previously. For fiscal year 2025,

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the primary impact of the OBBBA to the Company was the accelerated expensing of domestic research and development costs which decreased our income eligible for foreign-derived intangible income ("FDII"), reduced our deferred tax assets, and reduced our current income tax liability. Other OBBBA changes did not have a material impact on the Company's consolidated financial statements in the current year, we are currently assessing the impact of OBBBA on the consolidated financial statements for future periods.
Tax laws are regularly being re-examined and evaluated globally. The Organisation for Economic Co-operation and Development ("OECD") has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), effective for tax years beginning in 2024. Many non-U.S. jurisdictions have enacted legislation into their domestic laws to align with the OECD's Pillar 2 framework. On January 5, 2026, the OECD introduced new guidance including a "Side-by-Side Safe Harbor" for U.S. and other multinational companies where domestic and international tax systems meet certain requirements to coexist with Pillar 2. Under the new guidance, US-parented companies would be exempt from certain aspects of the global minimum tax regime. The package includes a permanent simplified effective tax rate safe harbor and a substance-based tax incentive safe harbor. Additionally, the package extends the transitional country-by-country reporting safe harbor through to 2027. The updated model rules will need to be incorporated into local tax legislation to become effective. We will continue to evaluate the impacts of Pillar 2 in our non-U.S. tax jurisdictions. The Pillar 2 rules did not have a material impact on the Company's financial statements for 2024 and 2025.
(14)    Capital Stock
The Company has a long history of increasing shareholder value through its share repurchase program. As part of this initiative, the Company's Board of Directors adopted numerous shares repurchase authorizations. In February 2026, the Company announced that its Board of Directors authorized the repurchase of up to $1.0 billion in Common Stock. This authorization replaces and supersedes all prior approved share repurchase authorization and has no expiration date. The Company has no obligation to repurchase shares under the authorization and the time, actual number, and the value of the shares which are repurchased will depend on a number of factors, including the price of the Company’s common stock. No shares were repurchased during 2025 and 2024.
(15)    Fair Value of Financial Instruments
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

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
As of December 28, 2025 and December 29, 2024, the Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets:

	Fair Value	Fair Value Measurements Using:
(In millions)		Level 1	Level 2	Level 3
December 28, 2025
Assets:
Available-for-sale securities	$106.0	$106.0	$—	$—
Derivative financial instruments	2.0	—	2.0	—
	$108.0	$106.0	$2.0	$—
Liabilities:
Derivative financial instruments	$8.7	$—	$8.7	$—

December 29, 2024
Assets:
Available-for-sale securities	$0.6	$0.6	$—	$—
Derivative financial instruments	9.7	—	9.7	—
	$10.3	$0.6	$9.7	$—
Liabilities:
Derivative financial instruments	$1.7	$—	$1.7	$—
As of December 28, 2025, the Company held $106.0 million of available-for-sale securities, of which $105.4 million consisted of U.S. Treasury Bills. These investments are recorded at fair value within Short-term investments and Prepaid expenses and other current assets in the Company's Consolidated Balance Sheet, with an insignificant amount of unrealized gains and losses excluded from net income and deferred as components of Other comprehensive earnings (loss), net of related tax effects, until realized.
The Company’s derivatives primarily consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during 2025.
(16)    Share-Based Awards
The Company has reserved 6.5 million shares of its common stock for issuance upon exercise of options and other awards granted or to be granted under stock incentive plans for employees and for non-employee members of the Board of Directors (collectively, the “Plans”). These awards generally vest and are expensed in equal annual amounts over three years. The plans provide that options be granted at exercise prices not less than the market value of the underlying common stock on the date the option is granted and options and share awards are adjusted for such changes as stock splits and stock dividends. Options are exercisable for periods of no more than seven years after date of grant. Upon exercise in the case of stock options, grant in the case of restricted stock or vesting in the case of performance based contingent stock and restricted stock unit grants, shares are issued out of available treasury shares. The Company’s current plan permits the granting of awards in the form of stock, stock appreciation rights, stock awards and cash awards in addition to stock options.
Total compensation expense related to stock options, restricted stock units, including those awards made to non-employee members of its Board of Directors, and stock performance awards during 2025, 2024 and 2023 was $80.4 million, $50.8 million and $71.9 million, respectively, and $72.3 million, $43.6 million and $62.7 million, respectively, after tax effects. Total share-based compensation expense was recorded as follows:

(In millions)	2025	2024	2023
Product development	$13.5	$10.2	$7.0
Selling, distribution and administration	66.9	40.6	64.9
Total share-based compensation expense before income taxes	$80.4	$50.8	$71.9

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Total share-based compensation expense, net of performance adjustments, by award type is as follows:

(In millions)	2025	2024	2023
Stock performance awards	$20.4	$(6.4)	$15.8
Restricted stock units	56.0	51.0	47.8
Stock options	2.4	4.4	7.0
Non-employee awards	1.6	1.8	1.3
Total share-based compensation expense before income taxes	$80.4	$50.8	$71.9
Stock Performance Awards
In 2025, 2024 and 2023, as part of its annual equity grant to executive officers and certain other employees, the Company issued contingent stock performance awards (the “Stock Performance Awards”). These awards provide the recipients with the ability to earn shares of the Company’s common stock based on the Company’s achievement of stated cumulative operating performance targets over the three fiscal years ended December 2027, December 2026, and December 2025 for the 2025, 2024 and 2023 awards, respectively. The 2023 Stock Performance Awards are measured based on achieving targets set for diluted earnings per share and return on invested capital ("ROIC"), in addition to a relative Total Shareholder Return ("TSR") modifier ranking as compared to the Standard & Poor's ("S&P") 500, to determine the number of shares earned at the end of the performance period. The 2024 and 2025 Stock Performance Awards are measured based on achieving targets set for diluted earnings per share, in addition to a TSR modifier ranking as compared to the S&P 500, to determine the number of shares earned at the end of the performance period. The ultimate amount of the awards may vary from 0% to 250% of the target number of shares, depending on the cumulative results achieved.
Stock performance award activity during 2025 was as follows:

(In millions, except per share data)	Shares	Weighted Average Fair Value on Grant Date
Outstanding, beginning of year	0.9	$61.07
Granted	0.2	$61.24
Forfeited	(0.3)	$71.70
Vested	—	$87.40
Outstanding, end of year	0.8	$55.15
Stock Performance Awards are valued at the market value of the underlying common stock at the dates of grant and are expensed over the performance period. On a periodic basis, the Company reviews the actual and forecasted performance of the Company against the stated targets for each award. The total expense is adjusted upward or downward based on the expected number of shares to be issued as defined in the respective stock performance award agreement. If minimum targets as detailed under the award are not met, no additional compensation expense will be recognized and any previously recognized compensation expense will be reversed. During 2025, 2024 and 2023, the Company recognized expense (income), net of performance adjustments, of $20.4 million, $(6.4) million and $15.8 million, respectively, relating to Stock Performance Awards. During 2024, the Company corrected a prior period error associated with a $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that should have been recorded during fiscal year 2023. Refer to Note 1, Summary of Significant Accounting Policies for additional information.
The total fair value of stock performance awards vested during 2025, 2024 and 2023 was $3.1 million, $10.2 million and $7.7 million, respectively. As of December 28, 2025, the amount of total unrecognized compensation cost related to these awards is approximately $27.8 million and the weighted average period over which this will be expensed is 21 months.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Restricted Stock Units
The Company, as part of its annual equity grant to executive officers and certain other employees, issues restricted stock or grants restricted stock units. These shares or units are nontransferable and subject to forfeiture or vesting for periods prescribed by the Company. These awards are valued at the market value of the underlying common stock at the date of grant and are subsequently amortized over the periods during which the restrictions lapse, generally three years. The total fair value of restricted stock units vested during 2025, 2024 and 2023 was $53.6 million, $47.3 million and $58.3 million, respectively. As of December 28, 2025, the amount of total unrecognized compensation cost related to restricted stock units is $92.0 million and the weighted average period over which this will be expensed is 24 months.
Restricted stock unit activity during 2025 was as follows:

(In millions, except per share data)	Shares	Weighted-Average Fair Value on Grant Date
Outstanding, beginning of year	2.4	$56.04
Granted	1.4	$63.14
Forfeited	(0.5)	$55.86
Vested	(1.0)	$58.31
Outstanding, end of year	2.3	$59.41
Stock Options
Stock option activity during 2025 was as follows:

(In millions, except per share data)	Options	Weighted-Average Exercise Price
Outstanding, beginning of year	1.5	$76.11
Granted	—	$—
Exercised	(0.2)	$55.78
Expired or forfeited	(0.6)	$88.48
Outstanding, end of year	0.7	$72.07

Exercisable, end of year	0.6	$75.93
With respect to the 0.7 million outstanding options and 0.6 million options exercisable at December 28, 2025, the weighted average remaining contractual life of these options was 3.05 years and 2.42 years, respectively. The intrinsic value of the outstanding options and options exercisable at December 28, 2025 was $11.9 million and $7.8 million, respectively.
The Company uses the Black-Scholes valuation model in determining the fair value of stock options. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. The weighted average fair value of options granted in fiscal 2024 and 2023 was $11.74 and $12.73, respectively. There were no options granted in fiscal 2025 and only a de minimis amount granted in 2024. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the fiscal years 2025, 2024, and 2023:

	2025	2024	2023
Risk-free interest rate	N/A	4.46%	4.44%
Expected dividend yield	N/A	4.63%	4.95%
Expected volatility	N/A	33%	38%
Expected option life	N/A	3 years	3 years

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The intrinsic values, which represent the difference between the fair market value on the date of exercise and the exercise price of the option, for the options exercised in fiscal 2025 and 2024 were $2.8 million and $1.1 million, respectively. No options were exercised during fiscal 2023.
As of December 28, 2025, the amount of total unrecognized compensation cost related to stock options was $0.3 million and the weighted average period over which this will be expensed is 2 months.
Non-Employee Awards
In 2025, 2024 and 2023, the Company granted 23,500, 30,700 and 28,000 shares of common stock, respectively, to its non-employee members of its Board of Directors. Of these shares, the receipt of 7,800 shares from the 2025 grant, 8,800 shares from the 2024 grant and 14,000 shares from the 2023 grant has been deferred to the date upon which the respective director ceases to be a member of the Company’s Board of Directors. These awards were valued at the market value of the underlying common stock at the date of grant and vested upon grant. In connection with these grants, compensation cost of $1.6 million, $1.8 million and $1.3 million was recorded in Selling, distribution and administration expense during 2025, 2024 and 2023, respectively.
(17)    Retirement Plans
Pension and Postretirement Benefits
The Company recognizes an asset or liability for each of its defined benefit pension plans equal to the difference between the projected benefit obligation of the plan and the fair value of the plan’s assets. Actuarial gains and losses and prior service costs that have not yet been included in income are recognized in the Consolidated Balance Sheets in AOCL. Reclassifications to earnings (losses) from AOCL related to pension and postretirement plans are recorded to Other (income) expense.
Expenses related to the Company’s defined benefit pension plans for 2025, 2024 and 2023 were approximately $4.7 million, $3.0 million and $4.0 million, respectively, and were recorded within Other (income) expense.
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

	Pension		Postretirement
(In millions)	2025	2024	2025	2024
Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of year	$27.7	$30.1	$19.6	$20.2
Interest cost	1.5	1.5	1.0	1.0
Actuarial loss (gain)	1.8	(0.4)	0.3	(0.9)
Benefits paid	(3.1)	(3.5)	(1.6)	(1.6)
Curtailments	—	—	0.1	0.9
Projected benefit obligation, end of year	$27.9	$27.7	$19.4	$19.6

Accumulated benefit obligation, end of year	$27.9	$27.7	$19.4	$19.6

Reconciliation of Funded Status:
Projected benefit obligation	$(27.9)	$(27.7)	$(19.4)	$(19.6)
Fair value of plan assets	—	—	—	—
Funded status	(27.9)	(27.7)	(19.4)	(19.6)
Unrecognized prior service credit	—	—	—	(0.2)
Unrecognized net loss (earnings)	5.7	4.1	(2.1)	(2.5)
Net amount	$(22.2)	$(23.6)	$(21.5)	$(22.3)

Funded Status recorded on the Consolidated Balance Sheets:
Accrued liabilities	$(2.8)	$(2.8)	$(1.5)	$(1.6)
Other liabilities	(25.1)	(24.9)	(17.9)	(18.0)
Accumulated other comprehensive loss	5.7	4.1	(2.1)	(2.7)
Net amount	$(22.2)	$(23.6)	$(21.5)	$(22.3)
Assumptions used to determine the year-end pension and postretirement benefit obligations are as follows:

	2025	2024
Pension:
Discount rate	5.24%	5.67%
Mortality table	PriH-2012/Scale MP - 2021	PriH-2012/Scale MP - 2021
Postretirement:
Discount rate	5.42%	5.74%
Health care cost trend rate assumed for next year	7.50%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2036	2033

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following presents detail of the components of the net periodic benefit cost:

(In millions)	2025	2024	2023
Pension:
Interest cost	$1.5	$1.5	$1.6
Amortization of actuarial loss	0.1	0.1	—
Net periodic benefit cost	$1.6	$1.6	$1.6
Postretirement:
Interest cost	$1.0	$1.0	$1.1
Amortization of service credit	(0.2)	(0.2)	(0.3)
Amortization of actuarial gain	—	(0.1)	(0.2)
Curtailment/settlement gain	—	(0.2)	—
Net periodic benefit cost	$0.8	$0.5	$0.6
Assumptions used to determine net periodic benefit cost of the pension plans and postretirement plan is as follows:

	2025	2024	2023
Pension:
Discount rate	5.67%	5.43%	5.61%
Postretirement:
Discount rate	5.74%	5.41%	5.58%
Health care cost trend rate assumed for next year	7.00%	6.75%	7.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2033	2031	2031
During fiscal 2026, the Company expects to make contributions of $2.9 million and $1.6 million for the defined benefit pension plans and post-retirement plans, respectively, primarily to fund benefit payments. Expected benefit payments under the defined benefit pension plans and the postretirement benefit plans for the next five years subsequent to 2025 and in the aggregate for the following five years are as follows:

(In millions)	Pension	Postretirement
2026	$2.9	$1.6
2027	$2.8	$1.6
2028	$2.7	$1.5
2029	$2.6	$1.5
2030	$2.5	$1.5
2031 through 2035	$11.1	$6.7
International Plans
Pension coverage for employees of the Company’s international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. As of December 28, 2025 and December 29, 2024, the defined benefit plans had total projected benefit obligations of $79.2 million and $79.2 million, respectively, and fair values of plan assets of $73.9 million and $71.6 million, respectively. Substantially all of the plan assets are invested in equity and fixed income securities. The pension expense related to these plans was $2.2 million, $0.8 million and $1.3 million in 2025, 2024 and 2023, respectively. In fiscal year 2025, the Company expects an immaterial amount of unrecognized net losses, amortization of prior service costs and unrecognized transition obligation to be included as a component of net periodic benefit cost.
Expected benefit payments under the international defined benefit pension plans for the five years subsequent to 2025 and in the aggregate for the five years thereafter are as follows: 2026: $3.1 million; 2027: $3.3 million; 2028: $4.0 million; 2029: $3.7 million; 2030: $3.9 million; and 2031 through 2035: $22.4 million.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Post-employment Benefits
The Company also has several plans covering certain groups of employees, which may provide benefits to such employees following their period of active employment but prior to their retirement. These plans include certain severance plans which provide benefits to employees involuntarily terminated and certain plans which continue the Company’s health and life insurance contributions for employees who have left the Company under terms of its long-term disability plan.
Defined Contribution Plans
The Company maintains defined contribution savings plans for the benefit of its eligible employees. The expense recognized for these plans was $42.8 million, $39.5 million, and $40.9 million in 2025, 2024 and 2023, respectively.
(18)    Leases
The Company has operating lease agreements for offices and certain types of equipment and vehicles. The operating leases have remaining terms of 1 to 13 years, some of which include options to extend lease terms or options to terminate current lease terms at certain times, subject to notification requirements set out in the lease agreement. Payments under certain of the lease agreements may be subject to adjustment based on a consumer price index or other inflationary indices. Any adjustments to these payments based on the related indices is recorded to expense as incurred.
The Company has elected the short-term lease practical expedient in accordance with ASC Topic 842, Leases (ASC Topic 842) that allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. Lease expense recognized for such leases was $0.4 million, $0.5 million, and $0.6 million for the years ended 2025, 2024 and 2023, respectively. Real estate taxes, insurance and maintenance expenses are generally obligations of the Company. The Company capitalizes non-lease components for equipment leases, but expenses non-lease components as incurred for real estate, which amounted to $8.6 million, $8.2 million, and $11.3 million in 2025, 2024 and 2023, respectively.
Operating lease costs for capitalized leases amounted to $32.8 million, $35.4 million and $44.2 million for each of the years ended 2025, 2024 and 2023, respectively. During 2025, 2024 and 2023, rent expense for arrangements that do not qualify as leases under ASC Topic 842 amounted to $28.2 million, $26.4 million, and $33.4 million, respectively. The Company has a de minimis amount of finance leases.
All leases expire prior to 2038. Operating leases often contain renewal options. In those locations in which the Company continues to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.
As of December 28, 2025, the Company has entered into significant new leases that have not yet commenced with estimated aggregated future lease payments within the initial lease terms of approximately $200.3 million. These leases are expected to commence during 2026, with initial lease terms ranging from 10 years to 12 years.
Information related to the Company's operating leases are as follows:

(In millions)	2025	2024	2023
Cash outflows for amounts included in the measurement of lease liabilities	$37.9	$40.0	$48.6
Right-of-use assets obtained in exchange for lease obligations, net of modifications	$12.7	$31.7	$87.8

Weighted average remaining lease term	7.4 years	7.6 years	7.1 years
Weighted average discount rate	4.0%	4.0%	3.8%

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right-of-use assets, included in our Consolidated Balance Sheets as of December 28, 2025:

(In millions)	2025
2026	$36.4
2027	27.4
2028	23.0
2029	10.1
2030	7.3
Thereafter	49.2
Total future lease payments	153.4
Present value discount	22.0
Present value of future operating lease payments	131.4
Less current portion of operating lease liabilities (1)	30.6
Non-current operating lease liability (2)	$100.8

Operating lease right-of-use assets, net (3)	$105.6
(1) Included in Accrued liabilities on the Consolidated Balance Sheets
(2) Included in Other liabilities on the Consolidated Balance Sheets
(3) Included in Property, plant and equipment on the Consolidated Balance Sheets
(19)    Derivative Financial Instruments
The Company uses foreign currency forward and option contracts to mitigate the impact of currency rate fluctuations on firmly committed and projected future foreign currency transactions. These over-the-counter contracts, which hedge future currency requirements related to purchases of inventory, product sales, and other cross-border transactions not denominated in the functional currency of the business unit, are primarily denominated in United States, Canadian and Hong Kong dollars as well as Euros and British pound sterling.
All contracts are entered into with a number of counterparties, all of which are major financial institutions. The Company believes that a default by a single counterparty would not have a material adverse effect on the financial condition of the Company. Hasbro does not enter into derivative financial instruments for speculative purposes. Cash flow activity associated with the Company's derivative financial instruments is recorded within cash flows from operating activities on the Consolidated Statement of Cash Flows.
Cash Flow Hedges
All of the Company’s designated foreign currency forward contracts are considered to be cash flow hedges. These instruments hedge a portion of the Company’s currency requirements associated with anticipated inventory purchases, product sales and other cross-border transactions.
As of December 28, 2025 and December 29, 2024, the notional amounts and fair values of the Company’s foreign currency forward and option contracts designated as cash flow hedging instruments were as follows:

	2025		2024
(In millions)	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$199.9	$(9.5)	$131.5	$8.0
Sales	76.0	3.1	86.0	(1.4)
Other	35.4	(0.7)	22.8	0.9
Total	$311.3	$(7.1)	$240.3	$7.5

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of December 28, 2025 and December 29, 2024, the total notional amounts of the Company’s undesignated derivative financial instruments were $191.5 million and $289.6 million, respectively.
Fair Value Measurement
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company’s foreign currency forward contracts are recorded in the Consolidated Balance Sheets as follows:

	Designated Hedges		Undesignated Hedges
(In millions)	2025	2024	2025	2024
Prepaid expenses and other current assets:
Unrealized gains	$1.4	$9.1	$0.6	$1.9
Unrealized losses	(0.7)	(1.1)	(0.2)	(0.2)
Net unrealized gains	$0.7	$8.0	$0.4	$1.7
Other assets:
Unrealized gains	$1.2	$—	$—	$—
Unrealized losses	(0.3)	—	—	—
Net unrealized gains	$0.9	$—	$—	$—
Accrued liabilities:
Unrealized gains	$1.5	$0.5	$—	$—
Unrealized losses	(9.5)	(1.0)	—	(1.2)
Net unrealized losses	$(8.0)	$(0.5)	$—	$(1.2)
Other liabilities:
Unrealized gains	$—	$—	$—	$—
Unrealized losses	(0.7)	—	—	—
Net unrealized losses	$(0.7)	$—	$—	$—
Net gains (losses) on cash flow hedging activities have been reclassified from other comprehensive earnings (loss), net of tax, to net earnings as follows:

(In millions)	2025	2024	2023
Consolidated Statements of Operations Classification:
Cost of sales	$(0.4)	$2.1	$(1.1)
Sales	1.1	(2.0)	0.2
Royalties and other	(0.5)	0.2	(2.2)
Net realized gains (losses)	$0.2	$0.3	$(3.1)
In addition, the Company recorded net losses of $14.4 million and $3.3 million, and net gains of $23.4 million, on its undesignated derivative financial instruments for 2025, 2024 and 2023, respectively, relating to the change in fair value of such derivative financial instruments, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate. Such amounts are recorded within Other (income) expense, net within the Consolidated Statements of Operations.
For additional information related to the Company’s derivative financial instruments refer to Note 5, Other Comprehensive Earnings (Loss), and Note 15, Fair Value of Financial Instruments.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(20)    Restructuring Actions
Starting in 2022, the Company implemented its Operational Excellence program ("the Program"), an ongoing enterprise-wide initiative intended to improve our business through programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. The Company's organizational structure changes have resulted and will further result in workforce reductions as well as the reallocation of people and resources. The Company currently anticipates that these changes will be substantially complete over the next three to six months.
Charges related to the Program were recorded in Selling, distribution and administration expense within Corporate and Other. Going forward, the Company may implement further cost-saving initiatives under the Program that could result in additional restructuring charges including severance and other employee charges.
The liability balance associated with Program related restructuring actions consisted of severance payments recorded within Accrued liabilities in the Consolidated Balance Sheets as follows:

(In millions)	2025	2024
Balance, beginning of year	$46.9	$81.2
Charges	9.0	22.2
Payments	(36.6)	(56.5)
Balance, end of year	$19.3	$46.9
Total restructuring charges incurred to date under the Program as of December 28, 2025 equal $163.5 million.
(21)    Commitments and Contingencies
The Company enters into license agreements with strategic partners, inventors, designers and others for the use of intellectual properties in its products. Certain of these agreements require the Company to pay fixed and determinable royalty amounts or nonrefundable licensing fees, regardless of future sales or performance. Under terms of existing agreements as of December 28, 2025, the Company is unconditionally obligated to make the following payments, net of amounts previously paid and recorded as prepaid royalties: 2026: $90.4 million; 2027: $112.0 million; 2028: $111.1 million; 2029: $110.7 million; 2030: $102.0 million; and thereafter: $100.8 million. Certain licensing agreements also include contingent minimum guarantees or performance-based payments that become payable only upon the occurrence of specified future events. Such contingent amounts are not included in the amounts above. As of December 28, 2025, the Company had $30.7 million of prepaid royalties, all of which are included in Prepaid expenses and other current assets.
Interest payment obligations on the Company's fixed-rate long-term debt are as follows: 2026: $153.9 million; 2027: $136.3 million; 2028: $119.7 million; 2029: $112.4 million; 2030: $77.3 million; and thereafter: $614.1 million. Refer to Note 12, Long-Term Debt and Other Financing, for additional information on the Company's long-term debt.
As of December 28, 2025, the Company estimates payments related to inventory and tooling purchase commitments may total approximately $111.6 million, excluding those already accrued in the Consolidated Balance Sheets.
The Company monitors for any estimated environmental contingencies related to its current physical locations and former owned or leased facilities which it is responsible for environmental matters. The Company has estimated a $30.5 million environmental liability related to a previously owned manufacturing facility (environmental liability assumed as part of a historical acquisition) in which the Company is solely responsible for the mitigation and remediation activities.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Legal and Other Claims
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
(22)    Segment Reporting
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
The chief operating decision maker ("CODM"), the Company's Chief Executive Officer, primarily uses the segments' operating profit or loss to allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decision about allocating resources to the segments. Results shown for fiscal years 2025, 2024 and 2023 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. We do not present a measure of total assets for our reportable segments as this information is not used by the CODM to allocate resources and assess performance.

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Information by segment and a reconciliation to reported amounts are as follows for fiscal year 2025:

(In millions)	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$2,405.7	$2,650.4	$125.4	$184.4	$5,365.9
Less: Intersegment revenue	218.8	212.8	48.6	184.4	664.6
Total net revenues	2,186.9	2,437.6	76.8	—	4,701.3
Cost of sales	370.9	917.2	6.6	1.5	1,296.2
Program cost amortization	—	—	35.8	—	35.8
Royalties	116.2	288.9	(42.3)	6.1	368.9
Advertising	124.0	193.0	0.7	(0.8)	316.9
Amortization of intangible assets	8.5	39.6	18.3	(0.4)	66.0
Distribution (1)	44.2	163.2	—	0.5	207.9
Managed expense (2)	516.3	1,778.3	57.3	46.6	2,398.5
Operating profit (loss)	$1,006.8	$(942.6)	$0.4	$(53.5)	$11.1

Reconciliation to Loss before income taxes:
Interest expense					163.4
Interest income					(28.6)
Other (income) expense, net					(21.7)
Loss before income taxes					$(102.0)
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development, selling and administrative expense, impairment of goodwill, and loss on disposal of business. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Impairment of goodwill is included in the Impairment of goodwill in the Consolidated Statement of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statement of Operations. Managed expenses for the Consumer Products segment included a $1,021.9 million non-cash loss associated with the impairment of the reporting units within the Consumer Products segment. Refer to Note 8, Goodwill and Intangible Assets, for further information. Managed expenses for the Entertainment segment included a $25.0 million non-cash loss associated with the sale of the eOne Film and TV business.
Information by segment and a reconciliation to reported amounts are follows for fiscal year 2024:

(In millions)	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$1,666.0	$2,786.1	$132.6	$161.2	$4,745.9
Less: Intersegment revenue	154.7	242.2	52.3	161.2	610.4
Total net revenues	1,511.3	2,543.9	80.3	—	4,135.5
Cost of sales (1)	269.9	931.2	5.8	(27.4)	1,179.5
Program cost amortization	—	—	49.3	—	49.3
Royalties	42.3	297.3	(58.5)	3.1	284.2
Advertising	95.2	223.3	1.0	—	319.5
Amortization of intangible assets	8.2	44.5	15.3	0.3	68.3
Distribution (2)	31.4	165.7	—	2.1	199.2
Managed expense (1) (3)	432.3	766.6	69.0	77.6	1,345.5
Operating profit (loss)	$632.0	$115.3	$(1.6)	$(55.7)	$690.0

Reconciliation to Earnings before income taxes:
Interest expense					171.2
Interest income					(47.3)
Other expense (income), net					69.1
Earnings before income taxes					$497.0
(1) During the year ended December 29, 2024, the Company recorded three non-recurring prior year adjustments: (i) a $31.1 million expense related to historical environmental liabilities that was recorded in managed expense, (ii) a $26.7 million benefit related to over-accrual of vendor commitment liabilities that was recorded in Cost of sales, and (iii) an $18.1 million benefit related to the reversal of stock compensation expense for the Company's performance stock awards that was recorded in managed expense within Corporate and Other. Refer to Note 1, Summary of Significant Accounting Policies, for further information. Items (i) and (ii) originally related to the Consumer Products segment; however, because the non-recurring nature of these adjustments are related to historical periods and not associated with the ongoing future

HASBRO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
operations of the Consumer Products segment, the Company recorded the error corrections within Corporate and Other.
(2) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(3) Managed expenses consist of product development, selling and administrative expense, and loss on disposal of business. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statement of Operations. Managed expenses for the Entertainment segment included a $37.4 million loss associated with the sale of the eOne Film and TV business.
Information by segment and a reconciliation to reported amounts are as follows for fiscal year 2023:

(In millions)	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$1,641.2	$3,171.1	$711.1	$187.2	$5,710.6
Less: Intersegment revenue	183.6	284.7	51.8	187.2	707.3
Total net revenues	1,457.6	2,886.4	659.3	—	5,003.3
Cost of sales	321.9	1,371.0	12.0	1.1	1,706.0
Program cost amortization	3.5	—	445.4	—	448.9
Royalties	57.4	315.0	55.8	0.1	428.3
Advertising	92.6	227.8	36.3	1.7	358.4
Amortization of intangible assets	7.7	53.3	21.4	0.6	83.0
Distribution (1)	28.2	197.2	—	0.2	225.6
Managed expense (2)	420.6	786.8	1,999.9	84.6	3,291.9
Operating profit (loss)	$525.7	$(64.7)	$(1,911.5)	$(88.3)	$(1,538.8)

Reconciliation to Loss before income taxes:
Interest expense					186.3
Interest income					(23.0)
Other expense (income), net					7.0
Loss before income taxes					$(1,709.1)
(1) Distribution expenses consist of shipping and warehousing expense and is included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development, selling and administrative expense, impairment of goodwill, and loss on disposal of business. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Impairment of goodwill is included in the Impairment of goodwill in the Consolidated Statement of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statement of Operations. Managed expenses for the Entertainment segment included a $1,191.2 million non-cash loss associated with the impairment of the Family Brands and Film and TV reporting units and a $539.0 million non-cash loss associated with the sale of the eOne Film and TV business.
Other supplemental information by segment is as follows:

(In millions)	2025	2024	2023
Depreciation and intangible asset amortization: (1)
Wizards of the Coast and Digital Gaming	$17.6	$17.6	$27.8
Consumer Products	92.7	105.1	130.0
Entertainment	19.8	16.7	28.5
Corporate and Other	5.4	23.6	24.4
Total	$135.5	$163.0	$210.7
Additions to property, plant and equipment:
Wizards of the Coast and Digital Gaming	$12.9	$21.8	$48.7
Consumer Products	45.2	50.6	60.0
Entertainment	0.1	0.1	0.4
Corporate and Other	5.1	14.7	26.4
Total	$63.3	$87.2	$135.5
(1) The amounts of depreciation disclosed by reportable segments are included within Cost of sales and Selling, distribution and administration. Intangible asset amortization is included within Amortization of intangible assets.

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
Net revenue to external customers by geographic area were as follows:

(In millions)	2025	2024	2023
United States	$2,806.1	$2,599.8	$3,010.1
International	1,895.2	1,535.7	1,993.2
Total	$4,701.3	$4,135.5	$5,003.3
Long-lived assets, which represent property, plant and equipment, by geographic area were as follows:

(In millions)	2025	2024
United States	$136.1	$185.9
International	111.7	116.7
Total	$247.8	$302.6

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 28, 2025. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Hasbro’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Hasbro’s management assessed the effectiveness of its internal control over financial reporting as of December 28, 2025. In making its assessment, Hasbro’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013)”. Based on this assessment, Hasbro’s management concluded that, as of December 28, 2025, its internal control over financial reporting is effective based on those criteria. Hasbro’s independent registered public accounting firm has issued an audit report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Hasbro, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Hasbro, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Providence, Rhode Island
February 25, 2026

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended December 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.    Other Information.
Trading Plans
During the period ended December 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Certain of the information required by this item is contained under the captions “Election of Directors”, “Governance of the Company” and, if applicable, under “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item with respect to executive officers of the Company is included in Part I, Item 1. Business, of this Form 10-K under the caption “Our Executive Officers” and is incorporated herein by reference.
The information related to our insider trading policies and procedures applicable to directors, officers and employees, and to the Company itself is contained under the heading “Insider Trading Policy” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. A copy of the Company's Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.
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
Item 11.    Executive Compensation.
The information required by this item is contained under the captions “Compensation of Directors”, “Executive Compensation”, “Compensation and Talent Committee Report”, “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is contained under the captions “Voting Securities and Principal Holders Thereof”, “Security Ownership of Management” and “Equity Compensation Plans” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is contained under the captions “Governance of the Company” and “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Providence, RI, Auditor ID: 185.
The information required by this item is contained under the caption “Additional Information Regarding Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(i)
Seventh Supplemental Indenture dated as of May 14, 2024, among the Company and The Bank of New York Mellon Trust Company, N.A. and U.S. Bank, National Association, supplementing the Indenture dated as of March 15, 2000. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2024, File No. 1-6682.)

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

(b)
Fourth Amended and Restated Revolving Credit Agreement, dated February 20, 2026, by and among Hasbro, Inc., Bank of America, N.A., and certain other L/C issuers party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 20, 2026, File No. 1-6682.)

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

	(f)	First Amendment to Term Loan Agreement, dated April 12, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 14, 2023, File No. 1-6682.)
	(g)	Second Amendment to Term Loan Agreement, dated August 3, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 7, 2023, File No. 1-6682.)
Executive Compensation Plans and Arrangements
	(h)	Form of Director’s Indemnification Agreement. (Incorporated by reference to Exhibit 10(jj) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 30, 2007, File No. 1-6682.)
(i)
Hasbro, Inc. Amended and Restated Deferred Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(k) to the Company's Annual Report for the Fiscal Year Ended December 31, 2023, File No. 1-6682.)

	(j)	Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix D to the definitive proxy statement for its 2017 Annual Meeting of Shareholders, File No. 1-6682.)
(k)
First Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2017 Annual Meeting of Shareholders, File No. 1-6682.)

(l)
Second Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the definitive proxy statement for the Company’s 2020 Annual Meeting of Shareholders, File No. 1-6682.)

(m)
Third Amendment to Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, File No. 1-6682.)

(n)
Fourth Amendment to Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Appendix C to the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, File No. 1-6682.)

(o)
Form of 2023 Stock Option Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2023, File No. 1-6682.)

(p)
Form of 2024 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, File No. 1-6682.)

Exhibit No.		Description
(q)
Form of 2024 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, File No. 1-6682.)

(r)
Form of 2025 Restricted Stock Unit Agreement under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2025, File No. 1-6682.)

(s)
Form of 2025 Contingent Stock Performance Award under the Hasbro, Inc. Restated 2003 Stock Incentive Performance Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2025, File No. 1-6682.)

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

	(w)	Hasbro, Inc. 2025 Performance Rewards Program (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2025, File No. 1-6682.)
(x)
Amended and Restated Employment Agreement with Chris Cocks, dated May 22, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2024, File No. 1-6682.)

(y)
First Amendment to the Amended and Restated Employment Agreement with Chris Cocks (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2025, File No 1-6682.)

	(z)	Letter Agreement with Gina Goetter dated April 3, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2023. File No. 1-6682.)
	(aa)	Letter Agreement with Tim Kilpin dated March 29, 2023 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2023. File No. 1-6682.)
(ab)
Hasbro, Inc. Change in Control Severance Plan for Designated Senior Executives, as amended. (Incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. File No. 1-6682.)

19.		Insider Trading Policy (Incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2024, File No. 1-6682.)
21.		Subsidiaries of the registrant.
23.		Consent of KPMG LLP.
31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
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
HASBRO, INC.
(Registrant)

By:	/s/ Chris Cocks	Date: February 25, 2026
Chris Cocks Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Cocks	Chief Executive Officer and Director	February 25, 2026
Chris Cocks

/s/ Gina Goetter	Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial and Principal Accounting Officer)	February 25, 2026
Gina Goetter

/s/ Richard S. Stoddart	Chair of the Board of Directors	February 25, 2026
Richard S. Stoddart

/s/ Doug Bowser	Director	February 25, 2026
Doug Bowser

/s/ Hope F. Cochran	Director	February 25, 2026
Hope F. Cochran

/s/ Lisa Gersh	Director	February 25, 2026
Lisa Gersh

/s/ Frank D. Gibeau	Director	February 25, 2026
Frank D. Gibeau

/s/ Elizabeth Hamren	Director	February 25, 2026
Elizabeth Hamren

/s/ Darin S. Harris	Director	February 25, 2026
Darin S. Harris

/s/ Owen Mahoney	Director	February 25, 2026
Owen Mahoney

/s/ Laurel J. Richie	Director	February 25, 2026
Laurel J. Richie

/s/ Carla Vernón	Director	February 25, 2026
Carla Vernón

/s/ Mary Beth West	Director	February 25, 2026
Mary Beth West