Form 10-Q
period 2026-03-29
HASBRO, INC.
filed 2026-05-13
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of May 1, 2026 was 141,490,692.

Hasbro, Inc.
Form 10-Q
For the Quarter Ended March 29, 2026

Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies and plans; products, gaming and entertainment; anticipated cost savings; expected debt repayments; expected impact of tariffs; anticipated benefits and potential impact of moving our Rhode Island operations to Boston, Massachusetts; expectations or beliefs relating to the impact, and our investigation, of containment and remediation efforts related to unauthorized access to the Company's network, including its impact on the Company's financial condition and results of operation; expected impact of newly issued accounting pronouncements and tax legislation; financial targets; and expectations for our future performance. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties.
Factors that might cause such a difference include, but are not limited to:
•our ability to successfully implement and execute on our Playing to Win business strategy;
•our ability to successfully compete in the play industry and further develop our digital gaming, licensing and consumer products businesses and partnerships;
•our ability to continually introduce new and innovative products that are accepted by consumers, particularly for brands such as MAGIC: THE GATHERING in which we have seen an increasing concentration of our sales and profits;
•risks associated with the imposition, threat, or uncertainty of tariffs, including any possible refunds of tariffs, in markets in which we operate; imposition of tariffs could increase our product costs and other costs of doing business, result in higher prices of our products, impact consumer spending, lower our revenues, result in delays or reductions in purchases from our customers, result in goodwill impairments, reduce earnings and otherwise have an adverse impact on our business;
•risks associated with international operations, such as: conflict in territories in which we operate or which affect areas in which operate such as the current activities in Iran, which could impact, among other things, shipping timing, product costs and consumer spending; currency conversion; currency fluctuations; quotas; shipping delays or difficulties; border adjustment taxes or other protectionist measures; and other challenges in the territories in which we operate;
•risk or disruption to our business or ability to protect our assets and intellectual property, including as a result of infringement, theft, misappropriation, cyber-attacks or other acts compromising the integrity of our assets or intellectual property or systems;
•risks associated with unauthorized access to our network we recently experienced, including the duration and magnitude of operational disruption; the effectiveness of our response to such unauthorized access and the business continuity plans and the ongoing assessment of the impact of such unauthorized access on our business, operations, financial results, and financial reporting; and any further business disruptions from such unauthorized access and increased costs relating to such unauthorized access, including from any legal proceedings;
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
•uncertain and unpredictable global and regional economic conditions impacting one or more of the markets in which we sell products, which can result in higher prices for our products or consumer necessities and can otherwise negatively impact our customers and consumers, result in lower employment levels, consumer discretionary income, retailer inventories and spending, including lower spending on purchases of our products;
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
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “2025 Annual Report”).
The statements contained herein are based on our current beliefs and expectations. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-Q or to update them to reflect events or circumstances occurring after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	March 29, 2026	March 30, 2025	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$857.1	$621.1	$776.6
Short-term investments	498.2	—	105.4
Accounts receivable, net	712.6	656.6	1,059.8
Inventories	280.5	295.8	259.8
Prepaid expenses and other current assets	416.6	339.3	382.1
Total current assets	2,765.0	1,912.8	2,583.7
Property, plant and equipment, net of accumulated depreciation of $1,071.4, $1,047.6 and $1,060.0	393.9	293.6	247.8
Goodwill	1,256.5	2,278.4	1,256.7
Other intangible assets, net of accumulated amortization of $425.7, $439.8 and $412.2	441.2	503.1	456.7
Other assets	1,073.7	1,052.1	1,007.1
Total assets	$5,930.3	$6,040.0	$5,552.0
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$497.0	$—	$497.0
Accounts payable	280.7	284.8	335.4
Accrued liabilities	893.7	871.2	1,038.7
Total current liabilities	1,671.4	1,156.0	1,871.1
Long-term debt	3,094.9	3,331.5	2,767.9
Other liabilities	489.8	355.0	347.5
Total liabilities	5,256.1	4,842.5	4,986.5
Commitments and contingencies (Note 15)
Shareholders' equity:
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; 220,286,736 shares issued	110.1	110.1	110.1
Additional paid-in capital	2,708.7	2,631.9	2,695.4
Retained earnings	1,652.5	2,274.4	1,554.1
Accumulated other comprehensive loss	(217.4)	(239.6)	(217.5)
Treasury stock, at cost; 78,710,668 shares; 80,160,721 shares; and 79,901,615 shares, respectively	(3,605.6)	(3,606.9)	(3,603.6)
Noncontrolling interests	25.9	27.6	27.0
Total shareholders' equity	674.2	1,197.5	565.5
Total liabilities, noncontrolling interests and shareholders' equity	$5,930.3	$6,040.0	$5,552.0
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net revenues	$1,000.2	$887.1
Costs and expenses:
Cost of sales	236.1	204.5
Program cost amortization	4.0	7.4
Royalties	77.7	57.0
Product development	78.0	80.5
Advertising	60.4	55.4
Amortization of intangible assets	14.6	17.0
Loss on disposal of business	—	25.0
Selling, distribution and administration	259.1	269.6
Total costs and expenses	729.9	716.4
Operating profit	270.3	170.7
Non-operating expense:
Interest expense	41.8	41.6
Interest income	(10.1)	(8.9)
Other (income) expense, net	(5.5)	1.4
Total non-operating expense, net	26.2	34.1
Earnings before income taxes	244.1	136.6
Income tax expense	44.6	37.1
Net earnings	199.5	99.5
Net earnings attributable to noncontrolling interests	1.1	0.9
Net earnings attributable to Hasbro, Inc.	$198.4	$98.6

Net earnings per common share:
Basic	$1.41	$0.71
Diluted	$1.39	$0.70

Cash dividends declared	$0.70	$0.70
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net earnings	$199.5	$99.5
Other comprehensive earnings (loss):
Foreign currency translation adjustments	(5.2)	10.2
Net gains (losses) on hedging activities, net of tax	4.2	(2.7)
Reclassifications to earnings, net of tax:
Net losses (gains) on hedging activities	1.1	(0.7)
Other comprehensive earnings, net of tax	0.1	6.8
Total comprehensive earnings, net of tax	199.6	106.3
Total comprehensive earnings attributable to noncontrolling interests	1.1	0.9
Total comprehensive earnings attributable to Hasbro, Inc.	$198.5	$105.4
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Three months ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net earnings	$199.5	$99.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	11.3	17.2
Loss on disposal of business	—	25.0
Inventory obsolescence	5.0	5.2
Amortization of intangible assets	14.6	17.0
Program cost amortization	4.0	7.4
Deferred income taxes	11.9	4.8
Share-based compensation	21.1	18.4
Other non-cash items	4.9	7.9
Change in operating assets and liabilities:
Net change in accounts receivable	345.5	258.7
Net change in inventories	(26.9)	(23.2)
Net change in prepaid expenses and other current assets	(24.8)	(25.3)
Program production costs	(2.1)	(2.8)
Net change in accounts payable and accrued liabilities	(228.8)	(267.0)
Other	2.5	(4.7)
Net cash provided by operating activities	337.7	138.1
Cash flows from investing activities:
Additions to property, plant and equipment	(22.2)	(13.8)
Additions to software development	(27.7)	(29.4)
Purchases of investments	(423.0)	(10.0)
Other	0.8	0.8
Net cash utilized by investing activities	(472.1)	(52.4)
Cash flows from financing activities:
Proceeds from borrowings	399.4	—
Repayments of borrowings	(68.4)	(49.2)
Repurchases of common stock	(7.7)	—
Share-based compensation transactions	37.7	3.8
Dividends paid	(98.5)	(97.9)
Payments related to tax withholding for share-based compensation	(41.5)	(17.7)
Payments of financing costs	(4.1)	—
Other	(1.8)	(1.4)
Net cash provided (utilized) by financing activities	215.1	(162.4)
Effect of exchange rate changes on cash	(0.2)	2.8
Net increase (decrease) in cash, cash equivalents and restricted cash	80.5	(73.9)
Cash, cash equivalents and restricted cash at beginning of year	776.6	695.0
Cash, cash equivalents and restricted cash at end of period	$857.1	$621.1

Supplemental information
Interest paid	$28.9	$28.7
Income taxes paid, net	$18.4	$26.7
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Millions of Dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders' Equity
Balance, December 28, 2025	$110.1	$2,695.4	$1,554.1	$(217.5)	$(3,603.6)	$27.0	$565.5
Net earnings	—	—	198.4	—	—	1.1	199.5
Other comprehensive earnings, net of tax	—	—	—	0.1	—	—	0.1
Share-based compensation transactions	—	(9.3)	—	—	5.7	—	(3.6)
Share-based compensation expense	—	21.1	—	—	—	—	21.1
Repurchases of common stock	—	—	—	—	(7.7)	—	(7.7)
Dividends declared	—	1.5	(100.0)	—	—	—	(98.5)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.2)	(2.2)
Balance, March 29, 2026	$110.1	$2,708.7	$1,652.5	$(217.4)	$(3,605.6)	$25.9	$674.2

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders' Equity
Balance, December 29, 2024	$110.1	$2,632.2	$2,274.2	$(246.4)	$(3,612.5)	$27.4	$1,185.0
Net earnings	—	—	98.6	—	—	0.9	99.5
Other comprehensive earnings, net of tax	—	—	—	6.8	—	—	6.8
Share-based compensation transactions	—	(19.3)	—	—	5.6	—	(13.7)
Share-based compensation expense	—	18.4	—	—	—	—	18.4
Dividends declared	—	0.6	(98.4)	—	—	—	(97.8)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.7)	(0.7)
Balance, March 30, 2025	$110.1	$2,631.9	$2,274.4	$(239.6)	$(3,606.9)	$27.6	$1,197.5

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all consolidated subsidiaries ("Hasbro" or the "Company") as of March 29, 2026, March 30, 2025, and December 28, 2025, and the results of its operations and cash flows and shareholders' equity for the periods ended March 29, 2026 and March 30, 2025 in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes thereto. Actual results could differ from those estimates.
The three months ended March 29, 2026 and March 30, 2025 were 13-week periods.
The results of operations for the three months ended March 29, 2026 are not necessarily indicative of results to be expected for the full year 2026, nor were those of the comparable 2025 periods representative of those actually experienced for the full year 2025.
These consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company filed with the SEC audited consolidated financial statements for the fiscal year ended December 28, 2025 in the Company's Annual Report on Form 10-K for the year ended December 28, 2025 ("2025 Form 10-K"), which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein. Certain amounts have been reclassified to conform to current year presentation.
Significant Accounting Policies
The Company's significant accounting policies are summarized in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2025 Form 10-K.
Recently Adopted Accounting Pronouncements
During the three months ended March 29, 2026, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
Accounting Standards Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The new standard requires enhanced additional disclosures related to certain expense categories. The new standard is effective for fiscal years beginning after December 15, 2026. We are assessing the effect on our 2027 annual consolidated financial statement disclosures and in future interim periods thereafter. At this time, we anticipate adoption will result in additional disclosures within our consolidated financial statements, however adoption will not impact our consolidated balance sheets or statements of operations.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—
Internal-Use Software (Subtopic 350-40). The standard removes all references to the previously existing software development project stages and requires entities to start capitalizing software costs when management has authorized and committed funding to a software project and it is probable that the project will be completed with its intended functionality. The new standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively, retrospectively, or utilizing a modified transition approach. We are currently assessing the impact of this ASU on our consolidated financial statements.
All other ASUs issued but not yet adopted were assessed and determined to be not applicable or are not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

2)    Revenue Recognition
Revenue is recognized when control of the promised goods, functional intellectual property or production is transferred to the customers or licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The majority of the Company’s revenues are derived from sales of finished products to customers. Refer to Note 1, Summary of Significant Accounting Policies, of the Company's 2025 Annual Report for the Company's revenue recognition accounting policy.
Contract Assets and Liabilities
In the ordinary course of business, the Company enters into arrangements that result in the recognition of contract assets and contract liabilities. The Company records the current portion of contract assets and contract liabilities in Prepaid expenses and other current assets and Accrued liabilities, respectively, and the long-term portion within Other assets and Other liabilities, respectively, in the Company's Consolidated Balance Sheets.
The opening and closing balances of contract assets and contract liabilities are as follows:

	March 29, 2026	March 30, 2025
Contract Assets:
Balance, beginning of period	$282.9	$241.4
Balance, end of period	$283.5	$227.1

Contract Liabilities:
Balance, beginning of period	$190.5	$236.8
Balance, end of period	$203.5	$202.6
For the three months ended March 29, 2026, the Company recognized revenue of $56.3 million that was included in the December 28, 2025 contract liability balance. For the three months ended March 30, 2025, the Company recognized revenue of $134.7 million that was included in the December 29, 2024 contract liability balance.
Unsatisfied Performance Obligations
As of March 29, 2026, revenue for unsatisfied performance obligations expected to be recognized in the future is $976.6 million, primarily for intellectual property to be made available in the future under existing agreements with merchandise and co-branding licensees and television station affiliates. Of this amount, we expect to recognize approximately $178.0 million in the remainder of 2026, $186.8 million in 2027, $146.6 million in 2028, and $465.2 million thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of intellectual property that are solely based on the sales of the licensee.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of March 29, 2026 and March 30, 2025 are primarily derived from contracts with customers. A summary of the related allowance for credit losses activity is as follows:

	March 29, 2026	March 30, 2025
Balance, beginning of period	$61.3	$25.8
Provisions/charges to income	1.9	14.6
Amounts charged off and other	(5.6)	(2.9)
Foreign currency impact	(0.1)	0.2
Balance, end of period	$57.5	$37.7
Disaggregation of Revenues
The Company disaggregates its revenues from contracts with customers by reportable segment: Wizards of the Coast and Digital Gaming, Consumer Products, and Entertainment. The Company further disaggregates revenues within its Wizards of the Coast and Digital Gaming segment by category: Tabletop Gaming and Digital and Licensed Gaming; within its Consumer Products segment by major geographic region: North America, Europe, Latin America, and Asia Pacific; and within its Entertainment segment by category: Family Brands and Film and TV. Finally, the Company disaggregates its revenues into three brand categories: Grow Brands, Optimize Brands, and Reinvent Brands. We believe these collectively depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended
	March 29, 2026	March 30, 2025
Tabletop Gaming	$460.7	$343.8
Digital and Licensed Gaming	121.3	118.3
Net revenues	$582.0	$462.1
The following table represents consolidated Consumer Products segment net revenues by major geographic region:

	Three Months Ended
	March 29, 2026	March 30, 2025
North America	$215.4	$231.4
Europe	99.6	85.0
Asia Pacific	53.8	53.8
Latin America	29.1	28.1
Net revenues	$397.9	$398.3
The following table represents consolidated Entertainment segment net revenues by category:

	Three Months Ended
	March 29, 2026	March 30, 2025
Family Brands	$18.6	$22.4
Film and TV	1.7	4.3
Net revenues	$20.3	$26.7

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The following table represents consolidated net revenues by brand portfolio:

	Three Months Ended
	March 29, 2026(1)	March 30, 2025(1)
Grow Brands	$787.5	$660.8
Optimize Brands	126.9	130.7
Reinvent Brands	85.8	95.6
Net revenues	$1,000.2	$887.1
(1) During the first quarter of 2026, the classification of brands within these categories was reviewed and certain brands were reclassified based on changes in growth, profitability or other characteristics. As such, the respective historical revenues associated within these brands has been reclassified into the brands' new brand category.
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
During the three months ended March 30, 2025, the Company was informed by Lionsgate of the satisfaction of the requirements under the agreement and the final holdback amount was settled, resulting in a $25.0 million Loss on disposal of business on the Consolidated Statements of Operations. During the three months ended March 29, 2026, no further amounts were recorded to Loss on disposal of business.
(4)    Earnings Per Common Share
Net earnings per share data was computed as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Net earnings attributable to Hasbro, Inc.	$198.4	$98.6

Average shares outstanding	140.8	139.8
Effect of dilutive securities	2.4	1.2
Equivalent Shares	143.2	141.0

Net earnings attributable to Hasbro, Inc. per common share:
Basic	$1.41	$0.71
Diluted	$1.39	$0.70
For the three months ended March 29, 2026 and March 30, 2025, options and other share-based awards totaling 0.3 million and 0.9 million, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive.

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
Changes in the components of AOCL are as follows:

	Pension and Postretirement Amounts	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
2026
Balance, December 28, 2025	$(7.2)	$(21.1)	$(0.1)	$(189.1)	$(217.5)
Other comprehensive earnings (loss), before reclassifications, before tax	—	5.3	—	(5.2)	0.1
Income tax expense	—	(1.1)	—	—	(1.1)
Other comprehensive earnings (loss), before reclassifications	—	4.2	—	(5.2)	(1.0)

Reclassification from AOCL to earnings, before tax	—	1.5	—	—	1.5
Income tax expense	—	(0.4)	—	—	(0.4)
Reclassifications from AOCL to earnings	—	1.1	—	—	1.1
Other comprehensive earnings (loss)	—	5.3	—	(5.2)	0.1
Balance, March 29, 2026	$(7.2)	$(15.8)	$(0.1)	$(194.3)	$(217.4)

2025
Balance, December 29, 2024	$(8.0)	$(9.1)	$(0.1)	$(229.2)	$(246.4)
Other comprehensive (loss) earnings, before reclassifications, before tax	—	(4.1)	—	10.2	6.1
Income tax benefit	—	1.4	—	—	1.4
Other comprehensive (loss) earnings, before reclassifications	—	(2.7)	—	10.2	7.5

Reclassification from AOCL to earnings, before tax	—	(0.9)	—	—	(0.9)
Income tax benefit	—	0.2	—	—	0.2
Reclassifications from AOCL to earnings	—	(0.7)	—	—	$(0.7)
Other comprehensive (loss) earnings	—	(3.4)	—	10.2	6.8
Balance, March 30, 2025	$(8.0)	$(12.5)	$(0.1)	$(219.0)	$(239.6)
Gains (Losses) on Derivative Instruments
As of March 29, 2026, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $3.1 million in AOCL. These instruments hedge payments related to inventory purchased in the three months ended March 29, 2026 or forecasted to be purchased during the remainder of 2026, intercompany expenses expected to be paid or received during 2026 and cash receipts for sales made at the end of the first quarter of 2026 or forecasted to be made in the remainder of 2026. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCL and is being amortized to interest expense over the life of the related Notes using the effective interest rate method. At March 29, 2026, deferred losses, net of tax of $12.6 million related to these instruments remained in AOCL. For each of the three months ended March 29, 2026 and March 30, 2025, previously deferred losses, net of tax, of $0.2 million related to these instruments were reclassified from AOCL to net earnings.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Of the amounts included in AOCL at March 29, 2026, the Company expects net loss of approximately $3.8 million to be reclassified to the Consolidated Statements of Operations within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
Refer to Note 13, Derivative Financial Instruments, to the consolidated financial statements for additional discussion on reclassifications from AOCL to earnings.
(6)    Goodwill
Changes in the carrying amount of goodwill, by operating segment, are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2026
Balance, December 28, 2025(1)	$370.5	$561.0	$325.2	$1,256.7
Foreign exchange translation	(0.1)	(0.1)	—	(0.2)
Balance, March 29, 2026	$370.4	$560.9	$325.2	$1,256.5

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2025
Balance, December 29, 2024	$371.0	$1,582.0	$325.2	$2,278.2
Foreign exchange translation	0.1	0.1	—	0.2
Balance, March 30, 2025	$371.1	$1,582.1	$325.2	$2,278.4
(1) During the second quarter of 2025, the Company recorded $1,021.9 million of non-cash goodwill impairment charges within the Consumer Products segment. Refer to the 2025 Annual Report for further detail.
(7)    Investments in Productions
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
The Company's unamortized investments in productions consisted of the following:

	March 29, 2026	March 30, 2025	December 28, 2025
Investment in Films and Television Programs:
Individual monetization:
Released, net of amortization	$61.2	$67.9	$63.2
Completed and not released	—	10.8	—
In production	4.3	1.4	0.4
Pre-production	5.5	8.1	4.0
Total individual monetization	71.0	88.2	67.6
Film/TV group monetization:
Released, net of amortization	29.6	31.4	29.8
In production	0.3	—	0.3
Total film/TV group monetization	29.9	31.4	30.1
Total program investments	$100.9	$119.6	$97.7

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The Company's program cost amortization consisted of the following:

	Three Months Ended
	March 29, 2026	March 30, 2025
Individual monetization	$3.6	$6.4
Film/TV group monetization	0.4	1.0
Total program cost amortization	$4.0	$7.4
(8)    Additional Balance Sheet Information
Components of accrued liabilities were as follows:

	March 29, 2026	March 30, 2025	December 28, 2025
Contract liabilities - current	$203.5	$202.5	$190.5
Accrued royalties expense	173.2	131.6	207.7
Payroll and management incentives	77.0	22.4	158.2
Other taxes	63.9	51.4	67.4
Advertising	48.7	55.9	88.2
Interest	40.9	42.5	29.6
Freight	35.6	24.0	44.2
General vendor accruals	33.9	34.2	46.8
Lease liability - current	31.4	28.8	30.6
Defined contributions plans	27.5	14.5	27.6
Supplier cancellation charges	21.6	42.9	32.9
Accrued income taxes	18.1	100.5	14.4
Professional fees	15.9	16.0	17.3
Restructuring	15.3	39.1	19.3
Insurance	8.9	11.8	9.0
Participations and residuals	5.9	10.3	6.8
Accrued expenses - productions	2.9	0.7	0.7
Other	69.5	42.1	47.5
Total accrued liabilities	$893.7	$871.2	$1,038.7
Prepaid expenses and other current assets include contract assets, current of $128.4 million, $115.2 million, and $142.4 million as of March 29, 2026, March 30, 2025, and December 28, 2025, respectively.
Other assets include deferred tax assets of $276.4 million, $417.2 million, and $286.8 million as of March 29, 2026, March 30, 2025, and December 28, 2025, respectively, and unamortized software development costs of $416.0 million, $291.0 million, and $385.6 million as of March 29, 2026, March 30, 2025, and December 28, 2025, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(9)    Long-Term Debt and Other Financing
The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings are as follows:

	March 29, 2026		March 30, 2025		December 28, 2025
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$871.8	$900.0	$853.8	$900.0	$885.2
6.05% Notes Due 2034	500.0	517.5	500.0	512.6	500.0	530.7
6.35% Notes Due 2040	500.0	517.8	500.0	512.5	500.0	526.1
3.55% Notes Due 2026	497.0	494.4	565.1	554.7	497.0	495.3
3.50% Notes Due 2027	418.8	413.2	476.4	462.5	475.0	470.3
4.65% Notes Due 2031	400.0	393.2	—	—	—	—
5.10% Notes Due 2044	286.4	256.4	300.0	260.6	300.0	267.5
6.60% Debentures Due 2028	109.9	114.5	109.9	116.1	109.9	116.4
Total long-term debt	3,612.1	3,578.8	3,351.4	3,272.8	3,281.9	3,291.5
Less: deferred debt expenses	20.2	—	19.9	—	17.0	—
Less: Current portion of long-term debt	497.0	494.4	—	—	497.0	495.3
Long-term debt	$3,094.9	$3,084.4	$3,331.5	$3,272.8	$2,767.9	$2,796.2
For the three months ended March 29, 2026, the Company repurchased $69.8 million of its 2027 and 2044 Notes and recorded a gain on extinguishment of $1.5 million in Other (income) expense, net in the Consolidated Statements of Operations. For the three months ended March 30, 2025, the Company repurchased $50.4 million of its 2026 and 2027 Notes and recorded a gain on extinguishment of $1.2 million in Other (income) expense, net in the Consolidated Statements of Operations.
2031 Notes
In March 2026, the Company issued an aggregate of $400.0 million in senior unsecured debt securities that bear a fixed interest rate of 4.65% due 2031 (the "2031 Notes"). The 2031 Notes were issued with an original issuance discount of $0.6 million and the Company capitalized $3.7 million of debt issuance costs. The original issuance discount and debt issuance costs will be amortized over the term of the 2031 Notes.
Other Financing Arrangements
On February 20, 2026, the Company entered into a Fourth Amended and Restated Revolving Credit Agreement (the "Amended Agreement") with Bank of America, N.A., as administrative agent, swing line lender, Letter of Credit issuer and lender, and certain other financial institutions, as Letter of Credit issuers and/or lenders. The Amended Agreement amends and restates the Borrower's Third Amended and Restated Revolving Credit Agreement dated as of September 5, 2023.
The Amended Agreement provides the Company with a senior unsecured revolving credit facility (the “Revolving Facility”) with commitments in an aggregate principal amount of $1.1 billion. The Amended Agreement also provides for a potential additional incremental commitment increase of up to $550.0 million. Additionally, the Amended Agreement extends the term of the Revolving Facility from September 5, 2028 to February 20, 2031. The Amended Agreement contains sub-facilities that permit the Borrower to use up to $75.0 million of the Revolving Facility for the issuance of letters of credit and up to $50.0 million for swing line loans.
The Amended Agreement contains affirmative and negative covenants typical of this type of facility, including: (a) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (b) restrictions on the incurrence of indebtedness, (c) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (d) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (e) the requirement that the Company maintain: a Consolidated Net Total Leverage Ratio of no more than (i) 3.75:1.00 for each of the first, second and fourth fiscal quarters of each year and (ii) 4.00:1:00 for the third fiscal quarter of each year. The Company has no outstanding borrowings under the Amended Agreement as of March 29, 2026. In connection with the execution of the Amended Agreement, the Company capitalized $1.8 million of deferred financing costs.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The Company also has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the program that remain unpaid by the Company were $48.1 million, $51.2 million, and $45.7 million as of March 29, 2026, March 30, 2025, and December 28, 2025, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
(10)    Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
The effective tax rate ("ETR") was 18.3% for the three months ended March 29, 2026, and 27.1% for the three months ended March 30, 2025. The following items impacted the ETR during the first three months of 2026 and 2025:
•During the three months ended March 29, 2026 the Company recorded a net discrete tax benefit of $8.8 million, primarily associated with share-based compensation.
•During the three months ended March 30, 2025 the Company recorded an unfavorable adjustment to the Loss on Sale of the Film and TV reporting unit of $25.0 million with no tax benefit. The Company also recorded a net discrete tax benefit of $0.3 million, primarily associated with share-based compensation.
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
As of March 29, 2026, March 30, 2025 and December 28, 2025, the Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets:

	Fair Value Measurements Using:
	Fair Value	Level 1	Level 2	Level 3
March 29, 2026
Assets:
Available-for-sale securities	$528.6	$528.6	$—	$—
Derivative financial instruments	3.4	—	3.4	—
	$532.0	$528.6	$3.4	$—
Liabilities:
Derivative financial instruments	$5.9	$—	$5.9	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Fair Value Measurements Using:
	Fair Value	Level 1	Level 2	Level 3
March 30, 2025
Assets:
Available-for-sale securities	$10.7	$10.7	$—	$—
Derivative financial instruments	5.0	—	5.0	—
	$15.7	$10.7	$5.0	$—
Liabilities:
Derivative financial instruments	$2.1	$—	$2.1	$—

December 28, 2025
Assets:
Available-for-sale securities	$106.0	$106.0	$—	$—
Derivative financial instruments	2.0	—	2.0	—
	$108.0	$106.0	$2.0	$—
Liabilities:
Derivative financial instruments	$8.7	$—	$8.7	$—
Marketable securities are classified as available-for-sale since the Company does not have the positive intent and the capacity to hold the marketable securities until the maturity date. At March 29, 2026, the Company held $528.6 million of available-for-sale securities, of which $528.1 million consisted of U.S. Treasury securities. These investments are recorded at fair value within Short-term investments or Other assets in the Company's Consolidated Balance Sheets based on their contractual maturity dates, with an insignificant amount of unrealized gains and losses excluded from net income and deferred as a component of Other comprehensive earnings (loss), net of related tax effects, until realized. The accretion of discounts (or amortization of premiums) is accounted for in the Company's Consolidated Statements of Operations within Non-operating expense. At March 29, 2026, accrued interest receivable on available-for-sale securities totaled $8.6 million and was included within Accounts Receivable in the Consolidated Balance Sheets.
The Company's derivative financial instruments primarily consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the three months ended March 29, 2026.
Other Fair Value Measurements
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At March 29, 2026, March 30, 2025, and December 28, 2025, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at March 29, 2026, March 30, 2025, and December 28, 2025 also include certain assets and liabilities measured at fair value, as described above. Refer to Note 9, Long-Term Debt and Other Financing, to the consolidated financial statements for the fair value of the Company's outstanding debt.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(12)    Leases
During the three months ended March 29, 2026, the Company obtained control over certain office and warehousing buildings that resulted in the commencement of two significant new leases. These leases are classified as operating leases and have initial lease terms ranging from 10 to 12 years.
The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right-of-use assets, included in our Consolidated Balance Sheets as of March 29, 2026:

March 29, 2026
2026	$31.4
2027	44.2
2028	40.0
2029	27.6
2030	24.9
Thereafter	181.3
Total future lease payments(4)	349.4
Less: imputed interest	68.1
Present value of future operating lease payments	281.3
Less: current portion of operating lease liabilities(1)	31.4
Non-current operating lease liability(2)	$249.9

Operating lease right-of-use assets, net(3)	$247.3
(1) Included in Accrued liabilities on the Consolidated Balance Sheets
(2) Included in Other liabilities on the Consolidated Balance Sheets
(3) Included in Property, plant and equipment on the Consolidated Balance Sheets
(4) Lease cash flow activity is displayed net within the Statements of Cash Flows, total gross Right of Use Assets and Lease Liabilities added during the quarter were $157.1 million

Subsequent to the date of the financial statements, the Company entered into a non-cancelable operating lease for office space in West Hollywood, California. The lease is expected to commence in the second quarter of 2026 and has an initial lease term of approximately 12 years, with estimated aggregate future lease payments of approximately $25.2 million.
(13)    Derivative Financial Instruments
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	March 29, 2026		March 30, 2025		December 28, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$220.5	$(3.2)	$194.8	$2.6	$199.9	$(9.5)
Sales	94.6	3.1	144.4	(1.2)	76.0	3.1
Other	24.1	(1.0)	29.1	0.6	35.4	(0.7)
Total	$339.2	$(1.1)	$368.3	$2.0	$311.3	$(7.1)
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of March 29, 2026, March 30, 2025 and December 28, 2025, the total notional amounts of the Company's undesignated derivative financial instruments were $173.6 million, $263.2 million, and $191.5 million, respectively.
Fair Value Measurement
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets as follows:

	March 29, 2026	March 30, 2025	December 28, 2025
Prepaid expenses and other current assets:
Unrealized gains	$2.0	$5.0	$1.4
Unrealized losses	(0.5)	(1.3)	(0.7)
Net unrealized gains	$1.5	$3.7	$0.7
Other assets:
Unrealized gains	$2.0	$—	$1.2
Unrealized losses	(0.1)	—	(0.3)
Net unrealized gains	$1.9	$—	$0.9
Accrued liabilities:
Unrealized gains	$1.8	$0.8	$1.5
Unrealized losses	(6.3)	(1.4)	(9.5)
Net unrealized losses	$(4.5)	$(0.6)	$(8.0)
Other liabilities:
Unrealized gains	$—	$0.2	$—
Unrealized losses	—	(1.3)	(0.7)
Net unrealized losses	$—	$(1.1)	$(0.7)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The fair values of the Company's undesignated derivative financial instruments were recorded in the Consolidated Balance Sheets as follows:

	March 29, 2026	March 30, 2025	December 28, 2025
Prepaid expenses and other current assets:
Unrealized gains	$—	$1.7	$0.6
Unrealized losses	—	(0.5)	(0.2)
Net unrealized gains	$—	$1.2	$0.4
Accrued liabilities:
Unrealized gains	$0.2	$—	$—
Unrealized losses	(1.6)	(0.3)	—
Net unrealized losses	$(1.4)	$(0.3)	$—
Net (losses) gains on cash flow hedging activities have been reclassified from Other comprehensive earnings, net of tax to Net earnings as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Statements of Operations Classification
Cost of sales	$(1.5)	$1.1
Net revenues	0.6	(0.3)
Other	(0.2)	0.1
Net realized (losses) gains	$(1.1)	$0.9
In addition, the Company recorded a net loss of $2.5 million and a net gain of $2.2 million on its undesignated financial instruments for the three months ended March 29, 2026 and March 30, 2025, respectively, relating to the change in fair value of such derivative financial instruments, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate. Such amounts are recorded within Other (income) expense, net within the Consolidated Statements of Operations.
For additional information related to the Company's derivative financial instruments refer to Note 5, Other Comprehensive Earnings (Loss) and Note 11, Fair Value of Financial Instruments, to the consolidated financial statements.
(14)    Restructuring Actions
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
The liability balance associated with the Program related restructuring actions consisted of severance payments recorded within Accrued liabilities in the Consolidated Balance Sheets as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Balance, beginning of period	$19.3	$46.9
Charges	5.6	1.8
Payments	(9.6)	(9.6)
Balance, end of period	$15.3	$39.1
Total restructuring charges incurred to date under the Program as of March 29, 2026 equal $169.1 million.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(15)    Commitments and Contingencies
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
Contractual obligations and commercial commitments, as detailed in the Company's 2025 Form 10-K, did not materially change outside of certain payments made in the normal course of business, except as disclosed above and in Note 9, Long-Term Debt and Other Financing, to the consolidated financial statements.
(16)    Segment Reporting
The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because the business requires different technology and marketing strategies. The Company's three reportable segments are as follows:
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
Corporate and Other, which does not meet the criteria to be an operating segment, provides management and administrative services to the Company's reportable segments described above and consists of unallocated corporate expenses and administrative costs and activities not considered when evaluating segment performance as well as certain assets benefiting more than one segment.
Segment performance is measured at the operating profit level. Intersegment sales and transfers are reflected in management reports at amounts approximating cost. Certain shared costs, including global development and marketing expenses and corporate administration, are allocated to segments based upon expenses and foreign exchange rates fixed at the beginning of the year, with adjustments to actual expenses and foreign exchange rates included in Corporate and Other. We do not present a measure of total assets for our reportable segments as this information is not used by the chief operating decision maker ("CODM") to allocate resources and assess performance.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts for the three months ended March 29, 2026 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$652.9	$434.9	$33.7	$(8.4)	$1,113.1
Less: Intersegment revenue	70.9	37.0	13.4	(8.4)	112.9
Total net revenues	582.0	397.9	20.3	—	1,000.2
Cost of sales	94.5	140.9	0.6	0.1	236.1
Program cost amortization	—	—	4.0	—	4.0
Royalties	27.8	63.3	(13.0)	(0.4)	77.7
Advertising	34.5	25.9	—	—	60.4
Amortization of intangible assets	2.1	8.4	4.2	(0.1)	14.6
Distribution (1)	8.0	33.3	—	0.1	41.4
Managed expense (2)	117.4	173.6	7.2	(2.5)	295.7
Operating profit (loss)	$297.7	$(47.5)	$17.3	$2.8	$270.3

Reconciliation to Earnings before income taxes:
Interest expense					41.8
Interest income					10.1
Other income, net					5.5
Earnings before income taxes					$244.1
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
Information by segment and a reconciliation to reported amounts for the three months ended March 30, 2025 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$505.8	$433.4	$38.0	$28.9	$1,006.1
Less: Intersegment revenue	43.7	35.1	11.3	28.9	119.0
Total net revenues	462.1	398.3	26.7	—	887.1
Cost of sales	73.8	129.8	1.1	(0.2)	204.5
Program cost amortization	—	—	7.4	—	7.4
Royalties	10.2	50.7	(8.4)	4.5	57.0
Advertising	26.3	30.6	0.1	(1.6)	55.4
Amortization of intangible assets	2.1	10.1	4.7	0.1	17.0
Distribution (1)	9.0	31.8	—	(0.7)	40.1
Managed expense (2)	110.7	189.2	33.0	2.1	335.0
Operating profit (loss)	$230.0	$(43.9)	$(11.2)	$(4.2)	$170.7

Reconciliation to Earnings before income taxes:
Interest expense					41.6
Interest income					(8.9)
Other expense, net					1.4
Earnings before income taxes					$136.6
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Other supplemental information by segments is as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Depreciation and intangible asset amortization: (1)
Wizards of the Coast and Digital Gaming	$4.4	$4.6
Consumer Products	15.7	18.2
Entertainment	4.5	5.1
Corporate and Other	1.3	6.3
Total	$25.9	$34.2
Additions to property, plant and equipment:
Wizards of the Coast and Digital Gaming	$2.9	$1.7
Consumer Products	16.7	11.3
Entertainment	—	—
Corporate and Other	2.6	0.8
Total	$22.2	$13.8
(1) The amounts of depreciation disclosed by reportable segments are included within Cost of sales and Selling, distribution and administration in the Consolidated Statement of Operations. Intangible asset amortization is included within Amortization of intangible assets in the Consolidated Statement of Operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in tables presented in millions, unless otherwise noted)
The following discussion and analysis should be read together with the accompanying unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and the audited consolidated financial statements and the notes thereto in the Company's 2025 Form 10-K.
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
Recent Developments
In fiscal year 2025, we launched our refreshed strategy "Playing to Win" to refocus the Company on inspiring a lifetime of play across more categories, more partners, and more ways to engage. Through play fueled brand engagement and partner scaled co-investment, including video games, artificial intelligence ("AI"), enabled entertainment, and licensing, we plan to expand our consumer reach as a games, IP, and toy company.
In the first quarter of 2026, we made exciting new steps on executing the Playing To Win strategy, including:
•The announcement of a multi-year licensing partnership starting in 2027 with Warner Bros. Discovery Global Consumer Products, making Hasbro the global primary toy licensee for the world of Harry Potter and the upcoming HBO Original HARRY POTTER series.
•The announcement of a licensing collaboration with Amazon MGM Studios to produce action figures, toys and roleplay for the studio’s upcoming live-action Voltron movie and with Legendary Entertainment tied to the live-action Street Fighter movie.
•The launch of LUMEE, a joint venture with Animaj, that will unite our digital advertising inventory and insights to power advertising sales and brand partnerships within the Entertainment segment.
We believe these strategic moves position us to accelerate innovation and drive long-term growth in line with our Playing to Win strategy which emphasizes play-driven engagement and collaboration with partners.
Tariffs
Significant changes in trade policy announced by the U.S. government could adversely impact our forward-looking financial results. The Company monitors the impact of tariffs to its business operations on an ongoing basis and may need to implement actions such as price adjustments or making changes in our supply chain sourcing strategies in order to mitigate the impact of tariffs in future periods. The impacts of tariffs may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, actual or potential impairments, write-downs or unrealizability of some of our existing assets, or other economic outcomes that could have a material adverse impact on our sales volumes, prices, and our financial results. During the first three months of 2026, the Company recognized approximately $8.3 million of tariff costs within Cost of sales.
On February 20, 2026, the U.S. Supreme Court issued a ruling against the International Emergency Economic Powers Act ("IEEPA") tariffs that we have been paying to the U.S. government since the enactment on April 2, 2025. This could impact our results in 2026 and we are continuing to evaluate the accounting impacts including our ability to apply for and obtain refunds on tariffs previously paid.

Unauthorized Network Access
In late March 2026, we identified unauthorized access to our network. Upon discovery, we promptly activated our security incident response protocols, implemented containment measures, including proactively taking certain systems offline, and launched an investigation with the assistance of third-party cybersecurity professionals. Based on analysis with the assistance of outside cybersecurity experts and information to date, we believe the unauthorized access has been contained and we are making progress in fully restoring our systems and operations.
This unauthorized access did not impact our financial results for the first quarter. Due to the Company’s implementation of containment measures, certain systems were proactively taken offline and were subsequently or are currently being brought online sequentially. We are continuing to work with cybersecurity and forensic experts to identify and review any files potentially impacted. We plan to take additional actions as appropriate based on our review and findings, including providing any notifications deemed appropriate.
We have continued to execute business continuity plans to enable us to take orders, ship product and conduct other key operations. Importantly, MAGIC: THE GATHERING shipments and its release cadence continued as planned in the second quarter, including the April 2026 release of Secrets of Strixhaven. For the Consumer Products segment, we have been shipping product, but we do anticipate some impact to second quarter revenues and operating profit due to expected order processing, shipping and invoicing delays. Given continued strength in point-of-sale, the expectation is that the majority of any delayed shipping in the second quarter will be made up in the back-half of 2026.
During the second quarter of 2026, we began incurring costs related to the unauthorized network access, including legal and remediation costs. We plan to seek reimbursement of certain costs, expenses and losses related thereto by submitting claims to our cybersecurity insurers. While the receipt, timing and amount of any such reimbursements are not known at this time, we are currently in the process of documenting our claims.
Summary of Results
The Company experienced an increase in revenue from $887.1 million for the three months ended March 30, 2025 to $1,000.2 million for the three months ended March 29, 2026. The increase in revenue is driven primarily by growth in our Wizards of the Coast and Digital Gaming segment, inclusive of increased demand for both tabletop and licensed digital gaming.
The Company also had an increase in operating profit from $170.7 million for the three months ended March 30, 2025 to $270.3 million for the three months ended March 29, 2026. This increase in operating profit is primarily driven by the revenue growth discussed above, as well as benefits from cost savings initiatives that have occurred over the last 12 months.
See below for further discussion on the consolidated and segment results of operations for the three months ended March 29, 2026 and March 30, 2025.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the three months ended March 29, 2026 and March 30, 2025:

	Three Months Ended
	March 29, 2026		March 30, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,000.2	100.0%	$887.1	100.0%
Costs and expenses:
Cost of sales	236.1	23.6%	204.5	23.1%
Program cost amortization	4.0	0.4%	7.4	0.8%
Royalties	77.7	7.8%	57.0	6.4%
Product development	78.0	7.8%	80.5	9.1%
Advertising	60.4	6.0%	55.4	6.2%
Amortization of intangible assets	14.6	1.5%	17.0	1.9%
Loss on disposal of business	—	—%	25.0	2.8%
Selling, distribution and administration	259.1	25.9%	269.6	30.4%
Total costs and expenses	729.9	73.0%	716.4	80.8%
Operating profit	270.3	27.0%	170.7	19.2%
Non-operating expense:
Interest expense	41.8	4.2%	41.6	4.7%
Interest income	(10.1)	(1.0)%	(8.9)	(1.0)%
Other (income) expense, net	(5.5)	(0.5)%	1.4	0.2%
Total non-operating expense, net	26.2	2.6%	34.1	3.8%
Earnings before income taxes	244.1	24.4%	136.6	15.4%
Income tax expense	44.6	4.5%	37.1	4.2%
Net earnings	199.5	19.9%	99.5	11.2%
Net earnings attributable to noncontrolling interests	1.1	0.1%	0.9	0.1%
Net earnings attributable to Hasbro, Inc.	$198.4	19.8%	$98.6	11.1%

Net earnings per common share:
Basic	$1.41		$0.71
Diluted	$1.39		$0.70
Net revenues – Net revenues for the first quarter of 2026 increased 12.7% to $1,000.2 million from $887.1 million for the first quarter of 2025 driven by growth of $119.9 million, or 25.9%, in the Wizards of the Coast and Digital Gaming segment. This growth was partially offset by a $6.4 million, or 24.0%, decrease in the Entertainment segment as well as a $0.4 million, or 0.1%, decrease in the Consumer Products segment. See the Segment Results discussion below for further details.
As part of our Playing to Win strategy, we have aligned our brand portfolios as follows:
•Grow Brands: Brands representing the highest margin, highest growth opportunities in categories where we see significant share and/or underlying market growth.
•Optimize Brands: Brands representing opportunities to maintain or grow share while improving operating profit returns.
•Reinvent Brands: Brands representing opportunities to reinvent or restructure to drive innovation and improved operating profit returns.

The following table presents net revenues by brand portfolio category:

	Three Months Ended
	March 29, 2026	March 30, 2025	% Change
Grow Brands	$787.5	$660.8	19.2%
Optimize Brands	126.9	130.7	(2.9)%
Reinvent Brands	85.8	95.6	(10.3)%
Net revenues	$1,000.2	$887.1	12.7%
During the first quarter of 2026, the classification of brands within these categories was reviewed and certain brands were reclassified based on changes in growth, profitability or other characteristics. As such, the respective historical revenues associated within these brands has been reclassified into the brands' new brand category.
GROW BRANDS: Net revenues in the Grow Brands portfolio increased $126.7 million, or 19.2%, in the first quarter of 2026, compared to the first quarter of 2025. The net revenue increase primarily reflects higher net revenues from MAGIC: THE GATHERING, which grew by $123.3 million, or 35.6%, driven by strong performance of the Lorwyn Eclipsed and the Teenage Mutant Ninja Turtles Universes Beyond set released in the first quarter of 2026.
OPTIMIZE BRANDS: Net revenues in the Optimize Brands portfolio decreased $3.8 million, or 2.9%, in the first quarter of 2026, compared to the first quarter of 2025, driven by lower net revenues from TRANSFORMERS and PLAY-DOH. The declines were partially offset with an increase in net revenue from GI JOE.
REINVENT BRANDS: Net revenues in the Reinvent Brands portfolio decreased $9.8 million, or 10.3%, in the first quarter of 2026 compared to the first quarter of 2025. The net revenue decrease is primarily driven by lower product sales for vault brands, partially offset by higher sales in BEY BLADE and NANOMALS.
OPERATING COSTS AND EXPENSES
Cost of sales – Cost of sales for the first quarter of 2026 was $236.1 million, or 23.6% of net revenues, compared to $204.5 million, or 23.1% of net revenues, for the first quarter of 2025. The increase in cost of sales was primarily the result of an increase in net revenues period over period, shift in product mix, as well as approximately $8.3 million of incremental cost related to the impacts of tariffs, primarily as it relates to products imported into the United States to be sold domestically.
Program cost amortization – Program cost amortization decreased to $4.0 million, or 0.4% of net revenues, for the first quarter of 2026 from $7.4 million, or 0.8% of net revenues, for the first quarter of 2025. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue and is based upon the current slate of entertainment projects.
Royalties – Royalties for the first quarter of 2026 increased to $77.7 million, or 7.8% of net revenues, compared to $57.0 million, or 6.4% of net revenues, for the first quarter of 2025. The increase in Royalties during the first quarter of 2026 was directly driven by an increase in sales relating to MAGIC: THE GATHERING Universes Beyond sets, including Final Fantasy, Avatar: The Last Airbender, and Teenage Mutant Ninja Turtles, for which the Company is obligated to pay a royalty.
Product development – Product development expense for the first quarter of 2026 was $78.0 million, or 7.8% of net revenues, compared to $80.5 million, or 9.1% of net revenues, for the first quarter of 2025. The decrease in Product development expense during the first quarter of 2026 was primarily due to the Company's cost saving initiatives over the last 12 months, partially offset with higher incremental investment in the development of Grow Brands under the Company's Playing to Win strategy.
Advertising – Advertising expense for the first quarter of 2026 was $60.4 million, or 6.0% of net revenues, compared to $55.4 million, or 6.2% of net revenues, for the first quarter of 2025. The Advertising expense increase during the first quarter of 2026 was primarily driven by additional spend necessary to support top line growth opportunities within the Grow Brands category, specifically within the Wizards of the Coast and Digital Gaming segment.
Amortization of intangible assets – Amortization of intangible assets decreased to $14.6 million, or 1.5% of net revenues, for the first quarter of 2026, compared to $17.0 million, or 1.9% of net revenues, for the first quarter of 2025. The amortization expense was driven by the straight-line amortization of the Company's definite-lived intangible assets.

Loss on disposal of business – There was no Loss on disposal of business for the first quarter of 2026, compared to $25.0 million, or 2.8% of net revenues, for the first quarter of 2025. The Loss on disposal of business for 2025 represents the loss recognized associated with the divestiture of the Company's non-core film and TV business (the "eOne Film and TV business") within the Entertainment segment. Refer to Note 3, Sale of Entertainment One Film and TV Business, in our condensed notes to consolidated financial statements for additional information on the sale of the eOne Film and TV business.
Selling, distribution and administration – Selling, distribution and administration expenses decreased to $259.1 million, or 25.9% of net revenues for the first quarter of 2026, from $269.6 million, or 30.4% of net revenues, for the first quarter of 2025. The decrease in Selling, distribution and administration expenses during the first quarter of 2026 is primarily the result of benefits from cost savings initiatives that have occurred over the last 12 months.
Operating profit – Operating profit for the first quarter of 2026 was $270.3 million, or 27.0% of net revenues, compared to operating profit of $170.7 million, or 19.2% of net revenues, for the first quarter of 2025, driven by the factors discussed above.
NON-OPERATING EXPENSE
Interest expense – Interest expense remained flat for the first quarter of 2026 compared to first quarter of 2025, totaling $41.8 million and $41.6 million, respectively.
Interest income – Interest income was $10.1 million for the first quarter of 2026, compared to $8.9 million in the first quarter of 2025. Higher Interest income in 2026 primarily reflects the Company's cash balance and investments in treasury securities, which were substantially higher in 2026 as compared to 2025.
Other (income) expense, net – Other (income) expense, net resulted in income of $5.5 million for the first quarter of 2026, compared to expense of $1.4 million in the first quarter of 2025. The change in Other (income) expense, net during 2026 was driven primarily by variations in the movement of foreign currencies in the first quarter of 2026 when compared to the first quarter of 2025.
INCOME TAXES
Income tax expense totaled $44.6 million on a pre-tax income of $244.1 million in the first quarter of 2026 compared to an income tax expense of $37.1 million on pre-tax income of $136.6 million in the first quarter of 2025. Both periods were impacted by discrete tax events.
During the first quarter of 2026, the Company recorded a net discrete tax benefit of $8.8 million primarily associated with share-based compensation. During the first quarter of 2025, the Company recorded an unfavorable adjustment to the Loss on Sale of the Film and TV reporting unit of $25.0 million, which generated no tax benefit, and recognized a net discrete tax benefit of $0.3 million primarily associated with share-based compensation.
Absent discrete items, the tax rates for the first quarter of 2026 and 2025 were 21.9% and 23.1%, respectively. The decrease in the base rate to 21.9% for the first quarter of 2026 relative to the first quarter of 2025 is primarily due to the mix of jurisdictions where the Company earned its profits.

SEGMENT RESULTS
The following table presents net external revenues and operating profit for the Company's reportable segments:

	Three Months Ended
	March 29, 2026	March 30, 2025	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$582.0	$462.1	25.9%
Consumer Products	397.9	398.3	(0.1)%
Entertainment	20.3	26.7	(24.0)%
Total Net revenues	$1,000.2	$887.1	12.7%

Operating profit (loss):
Wizards of the Coast and Digital Gaming	$297.7	$230.0	29.4%
Consumer Products	(47.5)	(43.9)	(8.2)%
Entertainment	17.3	(11.2)	254.5%
Corporate and Other	2.8	(4.2)	166.7%
Total Operating profit	$270.3	$170.7	58.3%
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended
	March 29, 2026	March 30, 2025	% Change
Tabletop Gaming	$460.7	$343.8	34.0%
Digital and Licensed Gaming	121.3	118.3	2.5%
Net revenues	$582.0	$462.1	25.9%
Wizards of the Coast and Digital Gaming segment net revenues increased 25.9% in the first quarter of 2026 to $582.0 million from $462.1 million in the first quarter of 2025. The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the first quarter of 2026 was primarily attributable to increase in Tabletop Gaming revenue which increased 34.0% behind growth in MAGIC: THE GATHERING Universes Beyond sets, primarily due to strong demand for Lorwyn Eclipsed, Teenage Mutant Ninja Turtles, as well as other various backlist titles. This growth was accompanied by an increase in digital licensing revenue related to MONOPOLY GO!, which contributed $41.4 million of revenue during the quarter.
Wizards of the Coast and Digital Gaming segment operating profit was $297.7 million, or 51.2% of segment net revenues for the first quarter of 2026, compared to operating profit of $230.0 million, or 49.8% of segment net revenues, for the first quarter of 2025. Operating profit increased during the first quarter of 2026 due to increased net revenues, as discussed above. Operating margin also increased during the first quarter of 2026, primarily driven by increased net revenues and product mix in 2026 as compared to 2025.
Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region:

	Three Months Ended
	March 29, 2026	March 30, 2025	% Change
North America	$215.4	$231.4	(6.9)%
Europe	99.6	85.0	17.2%
Asia Pacific	53.8	53.8	—%
Latin America	29.1	28.1	3.6%
Net revenues	$397.9	$398.3	(0.1)%
The Consumer Products segment net revenues decreased slightly to $397.9 million for the first quarter of 2026 compared to $398.3 million for the first quarter of 2025, primarily driven by broader industry trends and timing of retail orders. The net revenue decrease primarily reflects lower net revenues driven by decreased sales volumes for certain Grow Brands such as HASBRO GAMING and Marvel, partially offset by increases in Star Wars, which was driven by increased consumer demand stemming from upcoming theatrical releases. The net revenue decrease was also attributable to decreased sales volume for certain Optimize Brands such as PLAY-DOH and TRANSFORMERS.
Consumer Products segment operating loss for the first quarter of 2026 was $47.5 million, or 11.9% of segment net revenues, compared to a segment operating loss of $43.9 million, or 11.0% of segment net revenues, for the first quarter of 2025. The increase in operating loss in the first quarter of 2026 was driven primarily by increased costs associated with tariffs of approximately $8.3 million.
Entertainment Segment
The following table presents Entertainment segment net revenues by category:

	Three Months Ended
	March 29, 2026	March 30, 2025	% Change
Family Brands	$18.6	$22.4	(17.0)%
Film and TV	1.7	4.3	(60.5)%
Net revenues	$20.3	$26.7	(24.0)%
Entertainment segment net revenues decreased 24.0% to $20.3 million for the first quarter of 2026, compared to $26.7 million for the first quarter of 2025. The net revenue decrease in the Entertainment segment during the first quarter of 2026 was driven primarily by the timing of entertainment streaming renewals, partially offset with continued momentum relating to investments in the PEPPA PIG brand.
Entertainment segment operating profit was $17.3 million, or 85.2% of segment net revenues for the first quarter of 2026, compared to an operating loss of $11.2 million, or 41.9% of segment net revenues for the first quarter of 2025. The increase in operating profit in the Entertainment segment operating results during the first quarter of 2026 was driven by the non-recurring $25.0 million Loss on disposal of business that was recorded in 2025.
Corporate and Other
Corporate and Other operating profit was $2.8 million for the first quarter of 2026 compared to an operating loss of $4.2 million for the first quarter of 2025. The increase in operating profit in the first quarter of 2026 as compared to the first quarter of 2025 primarily reflects the impacts of cost saving initiatives at the Company.
OTHER INFORMATION
Commitments and Contingencies
Refer to Item 7 of our 2025 Form 10-K for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2025. Additionally, refer to Note 15, Commitments and Contingencies, to the consolidated financial statements for a discussion of the Company’s commitments and contingencies. Contractual obligations and commercial commitments, as detailed in the Company's 2025 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.
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
The impact of tariffs recognized by the Company in Cost of sales was approximately $8.3 million during the first three months of 2026. Significant changes in trade policy announced by the U.S. government could adversely impact our forward-looking financial results, including the timing and extent of cash flows based upon timing in customer buying patterns and changes in our supply chain sourcing strategies.

As of March 29, 2026, the Company's cash and cash equivalents totaled $857.1 million and the Company's Short-term investments totaled $498.2 million. The majority of the Company’s cash and cash equivalents held outside of the United States as of March 29, 2026 are denominated in the U.S. dollar.
Under the Company’s commercial paper program, at the request of the Company and subject to market conditions, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The Company intends to use the commercial paper program as its primary short-term borrowing facility. As of March 29, 2026, the Company had no outstanding borrowings related to the commercial paper program.
On February 20, 2026, the Company entered into a Fourth Amended and Restated Revolving Credit Agreement which amended and restated the third amended and restated revolving credit agreement to extend the maturity date through February 20, 2031 and reduce the aggregate principal amount to $1.1 billion. The revolving credit facility also provides for a potential additional incremental commitment increase of up to $550.0 million subject to agreement of the lenders. The Company's revolving credit facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of March 29, 2026. The Company had no borrowings outstanding under its revolving credit facility as of March 29, 2026. However, letters of credit outstanding under this facility as of March 29, 2026 were approximately $3.3 million. Amounts available and unused under the revolving credit facility at March 29, 2026 were approximately $1.1 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $8.4 million was utilized as of March 29, 2026. Of the amount utilized under, or supported by, the uncommitted lines, the full $8.4 million represented letters of credit.
As of March 29, 2026, the Company had $3.6 billion of Long-term debt due at varying times from 2026 through 2044. Of the total principal amount of long-term debt, $497.0 million is current as of March 29, 2026 which represents the Company's 3.55% fixed-rate notes due November 2026.
In March 2026, the Company issued an aggregate of $400.0 million in senior unsecured debt securities that bear a fixed interest rate of 4.65% due 2031 (the "2031 Notes"). In connection with the issuance of the 2031 Notes, the 2031 Notes were issued with an original issuance discount of $0.6 million and the Company capitalized $3.7 million of debt issuance costs. The original issuance discount and debt issuance costs will be amortized over the term of the 2031 Notes. It is anticipated that proceeds from the 2031 Notes, along with existing cash available, will be utilized to repay the 2026 Notes. As of March 29, 2026, the Company had invested the proceeds from the 2031 Notes in Short-term investments.
From time to time, the Company or its affiliates may seek to retire or purchase outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During 2026, the Company has repurchased $69.8 million of outstanding debt.
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
The amount of obligations confirmed under the supplier finance program that remain unpaid by the Company were $48.1 million, $51.2 million, and $45.7 million as of March 29, 2026, March 30, 2025 and December 28, 2025, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.

Cash Flow
The following table summarizes the changes in the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Net cash provided (utilized) by:
Operating activities	$337.7	$138.1
Investing activities	$(472.1)	$(52.4)
Financing activities	$215.1	$(162.4)
Net cash provided by Operating activities in the first three months of 2026 was $337.7 million compared to $138.1 million in the first three months of 2025. The $199.6 million increase in net cash provided by Operating activities after adjusting for non-cash items, was primarily attributable to changes in net working capital, specifically the collection of Accounts receivable, which was a direct result of sales growth in 2025.
Net cash utilized by Investing activities was $472.1 million in the first three months of 2026 compared to net cash utilized for Investing activities of $52.4 million in the first three months of 2025. Additions to property, plant and equipment and software was $22.2 million and $27.7 million in the first three months of 2026, respectively, compared to $13.8 million and $29.4 million in the first three months of 2025, respectively. Additionally, purchases of Short-term investments of $423.0 million, which represent prefunding of future debt maturities with U.S. Treasury securities, occurred in the first three months of 2026, compared to net purchases of Short-term Investments of $10.0 million in the first three months of 2025. The level of purchases during 2026 was impacted by the intent to utilize the investments, together with available cash, to repay indebtedness of the Company that is due in November 2026.
Net cash provided by Financing activities was $215.1 million in the first three months of 2026 compared to net cash utilized by Financing activities of $162.4 million in the first three months of 2025. The primary source of cash inflows during first three months of 2026 was $399.4 million of proceeds from the issuance of the 2031 Notes, offset by dividends paid of $98.5 million, repayments of long-term debt of $68.4 million, and $41.5 million of payments related to tax withholdings for share compensation coinciding with equity award vesting activity. Share repurchases during the first three months of 2026 include $7.7 million or 82,559 shares of Common Stock under a share repurchase authorization approved by the Company's Board of Directors in February 2026. As of March 29, 2026, there is $992.3 million remaining on the authorization. Financing activities in the first three months of 2025 included dividends paid of $97.9 million, repayments of long-term debt of $49.2 million, and $17.7 million of payments related to tax withholdings for share compensation coinciding with equity award vesting activity.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. We believe that at March 29, 2026, there has been no material change to this information.
FINANCIAL RISK MANAGEMENT
The Company is exposed to market risks attributable to fluctuations in foreign currency exchange rates primarily as the result of sourcing products priced in U.S. dollars, Hong Kong dollars and Euros while marketing and selling those products in more than twenty currencies. Results of operations may be affected primarily by changes in the value of the U.S. dollar, Euro, British pound sterling, Canadian dollar, Brazilian real and Mexican peso and, to a lesser extent, other currencies in Latin America and Asia Pacific countries.
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
The Company reflects all derivative financial instruments at their fair value as an asset or liability on the Consolidated Balance Sheets. The Company does not speculate in foreign currency exchange contracts. Refer to Note 13, Derivative Financial Instruments, to the Company’s consolidated financial statements for further details on the Company's derivative financial instruments.
As of March 29, 2026, the Company had fixed-rate debt of $3.6 billion.
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
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 29, 2026. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
West Palm Beach Firefighters' Pension Fund v. Hasbro Inc. et al., 24-cv-8633 (S.D.N.Y)
On November 13, 2024, West Palm Beach Firefighters’ Pension Fund ("Lead Plaintiff") filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") and certain rules promulgated thereunder. On November 26, 2025, Lead Plaintiff filed an amended complaint on behalf of all persons and entities that purchased the Company’s securities between September 16, 2021 and October 26, 2023, inclusive (the “Alleged Class Period”). The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act. In the amended complaint, Lead Plaintiff alleges that members of the putative class suffered losses as a result of Defendants’ false or misleading statements regarding the growth and success of Magic: The Gathering (“Magic”) card sets, including statements attributing Magic’s growth to a consumer-driven “segmentation” strategy, during the Alleged Class Period. Defendants moved to dismiss the amended complaint on February 6, 2026. The Company intends to vigorously defend against these claims. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.
Derivative Action
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
Other Matters
The Company is currently party to other certain legal proceedings, including a recently filed putative class action suit filed by Sheila Standing in the U.S. District Court for the District of Rhode Island against Hasbro, Inc., Case No. 1:26-cv-00219 (D.R.I.), alleging injuries and damages arising out of Hasbro’s cyber breach. None of these other legal proceedings are believed to be material to our business or financial condition.
Item 1A. Risk Factors.
In connection with information set forth in this Quarterly Report on Form 10-Q, the risk factors discussed under Item 1A. Risk Factors, in Part I of our 2025 Form 10-K and in our subsequent filings, including in this filing, should be considered. The risks set forth in our 2025 Form 10-K and in our subsequent filings, including in this filing, could materially and adversely affect our business, financial condition, and results of operations. Except as set forth below, there are no material changes from the risk factors as previously disclosed in our 2025 Form 10-K, in any of our subsequently filed reports or as otherwise set forth in this Quarterly Report.
Our business could be significantly harmed as a result of compromise of our electronic data.
We and our third-party manufacturers and other business partners maintain significant amounts of data electronically in locations around the world and in the cloud. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We and our partners maintain systems and processes designed to protect this data, but notwithstanding such protective systems and processes, there have been, and in the future may be, intrusions, cyber-attacks, tampering, or other authorized access, whether intentional or unintentional, that have compromised, and could in the future, compromise the integrity and privacy of this data. Intrusions, cyber-attacks, tampering, and other unauthorized access continue to increase in frequency, sophistication and intensity, and are becoming increasingly difficult to detect and prevent. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Intrusions, cyber-attacks, tampering, and other unauthorized access could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, artificial intelligence, the use of social engineering and other means to affect the confidentiality, integrity and availability of our or third-party technology systems and data. Intrusions, cyber-attacks, tampering, and other unauthorized access could also include supply chain attacks, which could cause a delay in the manufacturing of our products. In addition, we provide confidential and proprietary information to our third-party manufacturers and business partners to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, those manufacturers and partners may also be subject to data intrusion or otherwise compromise the protection of such data. The risk of data loss or breaches is heightened during uncertain economic times, changes in business strategy and reductions in workforce. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems, or those of our third party manufacturers and other business partners, as well as any related security incident response, containment, remediation, or mitigation efforts, could substantially disrupt our operations, result in delays of shipping products, result in delays in making or receiving payments, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and/or result in a loss of business that could be material.
For example, in late March 2026, we identified unauthorized access to our network. Upon discovery, we promptly activated our security incident response protocols, implemented containment measures, including proactively taking certain systems offline, and launched an investigation with the assistance of third-party cybersecurity professionals. Based on analysis with the assistance of outside cybersecurity experts and information to date, we believe the unauthorized access has been contained and we are making progress in fully restoring our systems and operations.
Despite our efforts to control and remediate the impacts and risks related to the unauthorized access to our network, the duration and magnitude of the related operational disruption may be greater than we currently anticipate; the effectiveness of our response, our business continuity plans and our ongoing assessment of the impact of the unauthorized access may be inadequate and thus fail to prevent adverse effects on our business, operations, financial results, and financial reporting; and any further impacts related to the unauthorized access or other similar unauthorized activity may result in increased costs, including from any legal proceedings. For more information, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Unauthorized Network Access.”
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
During the three months ended March 29, 2026, the Company's discretionary share repurchases, in millions of dollars except shares and per share data, were as follows:

2026 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Authorization	Total Remaining Authorization
December 29 to January 25	—	$—	—	$—
January 26 to March 1	—	$—	—	$1,000
March 2 to March 29	82,559	$93.3	82,559	$992
	82,559	$93.3	82,559
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 29, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 2000, File No. 1-6682.)
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

4.9
Seventh Supplemental Indenture dated as of May 14, 2024, among the Company and The Bank of New York Mellon Trust Company, N.A. and U.S. Bank Trust Company, National Association, supplementing the Indenture dated as of March 15, 2000. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2024, File No. 1-6682.)

4.10
Eighth Supplemental Indenture dated as of March 12, 2026, among Hasbro, Inc., The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of Nova Scotia Trust Company of New York) and U.S. Bank Trust Company, National Association(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 12, 2026, File No. 1-6682)

10.1**	Hasbro, Inc. 2026 Form of Restricted Stock Unit Award Agreement
10.2**	Hasbro, Inc. 2026 Form of Performance Stock Unit Award Agreement
10.3**	Hasbro, Inc. 2026 Performance Rewards Plan
10.4
Fourth Amended and Restated Revolving Credit Agreement, dated February 20, 2026, by and among Hasbro, Inc., Bank of America, N.A., and certain other L/C issuers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 20, 2026, File No. 1-6682).

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

HASBRO, INC.
(Registrant)

Date: May 13, 2026	By: /s/ Gina Goetter
Gina Goetter
Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial and Principal Accounting Officer)