Form 10-Q
period 2026-06-28
HASBRO, INC.
filed 2026-07-30
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of July 20, 2026 was 141,044,467.

Hasbro, Inc.
Form 10-Q
For the Quarter Ended June 28, 2026

Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies and plans; products, gaming and entertainment; anticipated cost savings; expected debt repayments and share repurchases; expected impact of tariffs or refunds thereof; anticipated impact of moving our Rhode Island operations to Boston, Massachusetts; expectations relating to the impact of unauthorized access to the Company’s network, including on our financial condition and results of operations, findings from our investigation into the unauthorized access, the effectiveness of our containment and remediation efforts, costs and expenses and any insurance recoveries; expected impact of newly issued accounting pronouncements and tax legislation; financial targets; and expectations for our future performance. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties.
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
•risks associated with international operations, such as: conflict in territories in which we operate or which affect areas in which we operate such as the recent conflict with Iran, which could impact, among other things, shipping timing, oil prices and other product and raw material costs and consumer spending; currency conversion; currency fluctuations; quotas; shipping delays or difficulties; border adjustment taxes, tariffs or other protectionist measures; and other factors impacting the territories in which we operate;
•risk or disruption to our business our inability to protect our assets and intellectual property, including as a result of infringement, theft, misappropriation, cyber-attacks or other acts compromising the integrity of our assets or intellectual property or systems;
•risks associated with unauthorized access to our network we recently experienced, including the duration and magnitude of operational disruption; the effectiveness of our response; the impact of such unauthorized access on our business, operations, financial results, and financial reporting; and any further business disruptions from such unauthorized access and increased costs relating to such unauthorized access, including from any legal proceedings;
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
•our ability to transform our business and capabilities to address the changing global consumer landscape, including evolving demographics for our products and advancements in emerging technologies, such as the integration of artificial intelligence into our product development, marketing strategies, and consumer engagement, and the associated risks such as evolving regulatory standards, implementation challenges, and third-party dependencies on such technologies;

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
•risks relating to the impairment and/or write-offs related to businesses, products and/or content we acquire, develop and/or produce;
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
For a detailed discussion of these and other risks, uncertainties and factors, see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “2025 Annual Report”), as well as Part II, Item 1A "Risk Factors" of this report.
The statements contained herein are based on our current beliefs and expectations. We undertake no obligation to make any revisions to the forward-looking statements contained in this Form 10-Q or to update them to reflect events or circumstances occurring after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	June 28, 2026	June 29, 2025	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$880.5	$546.9	$776.6
Short-term investments	497.7	—	105.4
Accounts receivable, net	751.7	717.8	1,059.8
Inventories	353.2	417.1	259.8
Prepaid expenses and other current assets	366.5	359.4	382.1
Total current assets	2,849.6	2,041.2	2,583.7
Property, plant and equipment, net of accumulated depreciation of $1,079.6, $1,055.4 and $1,060.0	453.9	251.8	247.8
Goodwill	1,256.2	1,256.8	1,256.7
Other intangible assets, net of accumulated amortization of $439.9, $460.3 and $412.2	426.4	489.4	456.7
Other assets	1,051.1	1,135.2	1,007.1
Total assets	$6,037.2	$5,174.4	$5,552.0
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$497.0	$—	$497.0
Accounts payable	374.9	339.6	335.4
Accrued liabilities	843.4	888.2	1,038.7
Total current liabilities	1,715.3	1,227.8	1,871.1
Long-term debt	3,041.2	3,320.9	2,767.9
Other liabilities	550.4	356.0	347.5
Total liabilities	5,306.9	4,904.7	4,986.5
Commitments and contingencies (Note 16)
Shareholders' equity:
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; 220,286,736 shares issued	110.1	110.1	110.1
Additional paid-in capital	2,733.6	2,644.2	2,695.4
Retained earnings	1,712.9	1,319.3	1,554.1
Accumulated other comprehensive loss	(211.9)	(226.6)	(217.5)
Treasury stock, at cost; 79,017,960 shares; 80,075,685 shares; and 79,901,615 shares, respectively	(3,639.5)	(3,605.9)	(3,603.6)
Noncontrolling interests	25.1	28.6	27.0
Total shareholders' equity	730.3	269.7	565.5
Total liabilities, noncontrolling interests and shareholders' equity	$6,037.2	$5,174.4	$5,552.0
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net revenues	$1,139.6	$980.8	2,139.8	1,867.9
Costs and expenses:
Cost of sales	272.4	225.3	508.5	429.8
Program cost amortization	3.1	6.2	7.1	13.6
Royalties	89.9	84.5	167.6	141.5
Product development	93.6	77.5	171.6	158.0
Advertising	74.8	63.6	135.2	119.0
Amortization of intangible assets	14.6	17.2	29.2	34.2
Impairment of goodwill (Note 7)	—	1,021.9	—	1,021.9
Loss on disposal of business	—	—	—	25.0
Selling, distribution and administration	338.7	282.8	597.8	552.4
Total costs and expenses	887.1	1,779.0	1,617.0	2,495.4
Operating profit (loss)	252.5	(798.2)	522.8	(627.5)
Non-operating expense:
Interest expense	46.5	40.6	88.3	82.2
Interest income	(12.9)	(5.4)	(23.0)	(14.3)
Other expense (income), net	10.2	(18.7)	4.7	(17.3)
Total non-operating expense, net	43.8	16.5	70.0	50.6
Earnings (loss) before income taxes	208.7	(814.7)	452.8	(678.1)
Income tax expense	47.4	40.0	92.0	77.1
Net earnings (loss)	161.3	(854.7)	360.8	(755.2)
Net earnings attributable to noncontrolling interests	0.4	1.1	1.5	2.0
Net earnings (loss) attributable to Hasbro, Inc.	$160.9	$(855.8)	$359.3	$(757.2)

Net earnings (loss) per common share:
Basic	$1.14	$(6.10)	2.54	(5.41)
Diluted	$1.12	$(6.10)	2.51	(5.41)

Cash dividends declared	$0.70	$0.70	$1.40	1.40
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net earnings (loss)	$161.3	$(854.7)	360.8	(755.2)
Other comprehensive earnings (loss):
Foreign currency translation adjustments	2.4	24.1	(2.8)	34.3
Unrealized holding gains on available-for-sale securities, net of tax	0.1	—	0.1	—
Changes in unrecognized pension amounts, net of tax	(0.2)	—	(0.2)	—
Net gains (losses) on hedging activities, net of tax	—	(10.4)	4.2	(13.1)
Reclassifications to earnings, net of tax:
Net losses (gains) on hedging activities	3.2	(0.7)	4.3	(1.4)
Other comprehensive earnings, net of tax	5.5	13.0	5.6	19.8
Total comprehensive earnings (loss), net of tax	166.8	(841.7)	366.4	(735.4)
Total comprehensive earnings attributable to noncontrolling interests	0.4	1.1	1.5	2.0
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$166.4	$(842.8)	364.9	(737.4)
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Six months ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net earnings (loss)	$360.8	(755.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	28.7	32.1
Loss on disposal of business	—	25.0
Impairment of goodwill	—	1,021.9
Impairment of capitalized software	56.4	—
Inventory obsolescence	13.0	12.0
Amortization of intangible assets	29.2	34.2
Program cost amortization	7.1	13.6
Deferred income taxes	13.9	(8.6)
Share-based compensation	46.4	31.3
Other non-cash items	11.5	(8.3)
Change in operating assets and liabilities:
Net change in accounts receivable	306.6	221.7
Net change in inventories	(107.8)	(141.1)
Net change in prepaid expenses and other current assets	(1.7)	(23.9)
Program production costs	(7.1)	(6.5)
Net change in accounts payable and accrued liabilities	(163.0)	(177.8)
Change in net deemed repatriation tax	—	(57.4)
Other	10.4	(3.6)
Net cash provided by operating activities	604.4	209.4
Cash flows from investing activities:
Additions to property, plant and equipment	(41.2)	(29.9)
Additions to software development	(54.0)	(61.8)
Purchases of investments	(423.0)	(10.0)
Other	(6.4)	12.5
Net cash utilized by investing activities	(524.6)	(89.2)
Cash flows from financing activities:
Proceeds from borrowings	399.4	—
Repayments of borrowings	(123.3)	(60.5)
Payments of financing costs	(4.8)	—
Share-based compensation transactions	38.7	4.9
Payments related to tax withholding for share-based compensation	(44.7)	(19.9)
Dividends paid	(197.6)	(196.0)
Repurchases of common stock	(41.5)	—
Other	(2.7)	(3.1)
Net cash provided (utilized) by financing activities	23.5	(274.6)
Effect of exchange rate changes on cash	0.6	6.3
Net increase (decrease) in cash, cash equivalents and restricted cash	103.9	(148.1)
Cash, cash equivalents and restricted cash at beginning of year	776.6	695.0
Cash, cash equivalents and restricted cash at end of period	$880.5	$546.9
Supplemental information
Interest paid	$78.3	$79.2
Income taxes paid, net	$55.2	$158.4
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Millions of Dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders' Equity
Balance, December 28, 2025	$110.1	$2,695.4	$1,554.1	$(217.5)	$(3,603.6)	$27.0	$565.5
Net earnings	—	—	198.4	—	—	1.1	199.5
Other comprehensive earnings, net of tax	—	—	—	0.1	—	—	0.1
Share-based compensation transactions	—	(9.3)	—	—	5.7	—	(3.6)
Share-based compensation expense	—	21.1	—	—	—	—	21.1
Repurchases of common stock	—	—	—	—	(7.7)	—	(7.7)
Dividends declared	—	1.5	(100.0)	—	—	—	(98.5)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.2)	(2.2)
Balance, March 29, 2026	$110.1	$2,708.7	$1,652.5	$(217.4)	$(3,605.6)	$25.9	$674.2
Net earnings	—	—	160.9	—	—	0.4	161.3
Other comprehensive earnings, net of tax	—	—	—	5.5	—	—	5.5
Share-based compensation transactions	—	(1.4)	—	—	(0.5)	—	(1.9)
Share-based compensation expense	—	24.9	—	—	0.4	—	25.3
Repurchases of common stock	—	—	—	—	(33.8)	—	(33.8)
Dividends declared	—	1.4	(100.5)	—	—	—	(99.1)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.2)	(1.2)
Balance, June 28, 2026	$110.1	$2,733.6	$1,712.9	$(211.9)	$(3,639.5)	$25.1	$730.3

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders' Equity
Balance, December 29, 2024	$110.1	$2,632.2	$2,274.2	$(246.4)	$(3,612.5)	$27.4	$1,185.0
Net earnings	—	—	98.6	—	—	0.9	99.5
Other comprehensive earnings, net of tax	—	—	—	6.8	—	—	6.8
Share-based compensation transactions	—	(19.3)	—	—	5.6	—	(13.7)
Share-based compensation expense	—	18.4	—	—	—	—	18.4
Dividends declared	—	0.6	(98.4)	—	—	—	(97.8)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.7)	(0.7)
Balance, March 30, 2025	$110.1	$2,631.9	$2,274.4	$(239.6)	$(3,606.9)	$27.6	$1,197.5
Net (loss) earnings	—	—	(855.8)	—	—	1.1	(854.7)
Other comprehensive earnings, net of tax	—	—	—	13.0	—	—	13.0
Share-based compensation transactions	—	(1.3)	—	—	0.6	—	(0.7)
Share-based compensation expense	—	12.5	—	—	0.4	—	12.9
Dividends declared	—	1.1	(99.3)	—	—	—	(98.2)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.1)	(0.1)
Balance, June 29, 2025	$110.1	$2,644.2	$1,319.3	$(226.6)	$(3,605.9)	$28.6	$269.7

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all consolidated subsidiaries ("Hasbro" or the "Company") as of June 28, 2026, June 29, 2025, and December 28, 2025, and the results of its operations and cash flows and shareholders' equity for the periods ended June 28, 2026 and June 29, 2025 in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes thereto. Actual results could differ from those estimates.
The three months ended June 28, 2026 and June 29, 2025 were 13-week periods. The six months ended June 28, 2026 and June 29, 2025 were 26-week periods.
The results of operations for the three and six months ended June 28, 2026 are not necessarily indicative of results to be expected for the full year 2026, nor were those of the comparable 2025 periods representative of those actually experienced for the full year 2025.
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
Significant Accounting Policies
The Company's significant accounting policies are summarized in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2025 Form 10-K. We believe that at June 28, 2026, there has been no material change to this information except as noted below.
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
We evaluate the future recoverability of capitalized software development costs on a quarterly basis. For titles that have been released to the general public, recoverability is primarily assessed based on the title's actual performance. For titles that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific titles to which the cost relates. When we determine that capitalized costs of the title are unlikely to be recovered by product sales or when we decide to abandon a project, an impairment or write-off of software development costs capitalized is charged in the period in which such determination is made.
Write-offs of unreleased titles are recorded within Selling, distribution and administration in the Company's accompanying Consolidated Statements of Operations. During the three and six months ended June 28, 2026, the Company recorded a $56.4 million non-cash impairment charge related to the Company's decision to refocus the Digital Games portfolio, which included the cancellation of certain titles scheduled for releases in 2028 and beyond. The Company did not write-off any unreleased titles in the three and six months ended June 29, 2025.
Recently Adopted Accounting Pronouncements
During the three and six months ended June 28, 2026, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Accounting Standards Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The new standard requires enhanced additional disclosures related to certain expense categories. The new standard is effective for fiscal years beginning after December 15, 2026. We are assessing the effect on our 2027 annual consolidated financial statement disclosures and in future interim periods thereafter. At this time, we anticipate adoption will result in additional disclosures within our consolidated financial statements; however adoption will not impact our consolidated balance sheets or statements of operations.
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
(2)    Unauthorized Network Access
In late March 2026, the Company identified unauthorized access to its network. Upon discovery, the Company promptly activated its security incident response protocols, implemented containment measures, including proactively taking certain systems offline, and launched an investigation with the assistance of third-party cybersecurity professionals. Simultaneously, the Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers.
The impacts of these system disruptions included order processing, shipping, and invoicing delays, resulting in a negative impact on net sales and operating profit during the second quarter, particularly within the Consumer Products segment. As of June 28, 2026, the Company has since returned to pre-incident order processing, shipping, and invoicing practices.
The Company incurred incremental expenses of approximately $10.8 million during the three and six months ended June 28, 2026 as a result of the unauthorized access, including for third-party IT recovery and forensic experts, professional services and other costs incurred to investigate and remediate the attack. The Company expects to incur a less significant amount of additional costs related to the incident in future periods. The Company has not recognized any insurance proceeds during the three months ended June 28, 2026 related to the unauthorized network access. The timing of recognizing insurance recoveries, if any, may differ from the timing of recognizing the associated expenses.
(3)    Revenue Recognition
Revenue is recognized when control of the promised goods, functional intellectual property or production is transferred to the customers or licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The majority of the Company’s revenues are derived from sales of finished products to customers. Refer to Note 1, Summary of Significant Accounting Policies, of the Company's 2025 Form 10-K for the Company's revenue recognition accounting policy.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The opening and closing balances of contract assets and contract liabilities are as follows:

	June 28, 2026	June 29, 2025
Contract Assets:
Balance, beginning of period	$282.9	$241.4
Balance, end of period	$252.7	$270.1

Contract Liabilities:
Balance, beginning of period	$190.5	$236.8
Balance, end of period	$166.0	$202.8
For the six months ended June 28, 2026, the Company recognized revenue of $84.7 million that was included in the December 28, 2025 contract liability balance. For the six months ended June 29, 2025, the Company recognized revenue of $150.8 million that was included in the December 29, 2024 contract liability balance.
Unsatisfied Performance Obligations
As of June 28, 2026, revenue for unsatisfied performance obligations expected to be recognized in the future is $951.6 million, primarily for intellectual property to be made available in the future under existing agreements with merchandise and co-branding licensees and television station affiliates. Of this amount, we expect to recognize approximately $124.4 million in the remainder of 2026, $199.5 million in 2027, $155.3 million in 2028, and $472.4 million thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of intellectual property that are solely based on the sales of the licensee.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of June 28, 2026 and June 29, 2025 primarily represents billed amounts relating to contracts with customers. Unbilled amounts, typically relating to the minimum guarantees recognized in advance of contractual billing schedules, are recorded as contract assets within the Consolidated Balance Sheets. A summary of the related allowance for credit losses activity for accounts receivable and contract assets is as follows:

	Allowance for Credit Losses
	Accounts Receivable		Contract Assets
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Balance, beginning of period	$61.3	$25.8	$11.7	$7.4
Provisions/charges to income	2.4	16.0	9.9	6.0
Amounts charged off and other	(5.8)	(2.3)	(4.3)	(3.9)
Foreign currency impact	—	0.7	—	—
Balance, end of period	$57.9	$40.2	$17.3	$9.5
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Tabletop Gaming	$528.3	$406.3	$989.0	$750.1
Digital and Licensed Gaming	135.5	116.1	256.8	234.4
Net revenues	$663.8	$522.4	$1,245.8	$984.5
The following table represents consolidated Consumer Products segment net revenues by major geographic region:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
North America	$277.0	$236.0	$492.4	$467.4
Europe	92.9	95.7	192.5	180.7
Asia Pacific	53.2	63.6	107.0	117.4
Latin America	39.9	47.1	69.0	75.2
Net revenues	$463.0	$442.4	$860.9	$840.7
The following table represents consolidated Entertainment segment net revenues by category:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Family Brands	$11.8	$14.5	$30.4	$36.9
Film and TV	1.0	1.5	2.7	5.8
Net revenues	$12.8	$16.0	$33.1	$42.7
The following table represents consolidated net revenues by brand portfolio:

	Three Months Ended		Six Months Ended
	June 28 2026	June 29, 2025(1)	June 28 2026	June 29, 2025(1)
Grow Brands	$904.9	$740.6	$1,692.4	$1,401.4
Optimize Brands	151.7	159.9	278.6	290.7
Reinvent Brands	83.0	80.3	168.8	175.8
Net revenues	$1,139.6	$980.8	$2,139.8	$1,867.9
(1) During the first quarter of 2026, the classification of brands within these categories was reviewed and certain brands were reclassified based on changes in growth, profitability or other characteristics. As such, the respective historical revenues associated within these brands has been reclassified into the brands' new brand category.
(4)    Sale of Entertainment One Film and TV Business
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
During the six months ended June 29, 2025, the Company was informed by Lionsgate of the satisfaction of the requirements under the agreement and the final holdback amount was settled, resulting in a $25.0 million Loss on disposal of business on the Consolidated Statements of Operations. During the six months ended June 28, 2026, no further amounts were recorded to Loss on disposal of business.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(5)    Earnings (Loss) Per Common Share
Net earnings (loss) per share data was computed as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net earnings (loss) attributable to Hasbro, Inc.	$160.9	$(855.8)	$359.3	$(757.2)

Average shares outstanding	141.6	140.3	141.2	140.0
Effect of dilutive securities	1.5	—	2.0	—
Equivalent Shares	143.1	140.3	143.2	140.0

Net earnings (loss) attributable to Hasbro, Inc. per common share:
Basic	$1.14	$(6.10)	$2.54	$(5.41)
Diluted	$1.12	$(6.10)	$2.51	$(5.41)
For both the three and six months ended June 28, 2026, options and other share-based awards totaling 0.3 million were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the three and six months ended June 29, 2025, options and restricted units were 3.6 million and were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. With respect to 2025, 2.9 million and 2.8 million awards, respectively, would have been included in the calculation of diluted shares had the Company not had a net loss for the three and six months ended June 29, 2025. Assuming that these options and restricted stock units were included, under the treasury stock method, this would have resulted in an additional 1.0 million and 1.1 million shares, respectively, being included in the diluted earnings per share calculation for the three and six months ended June 29, 2025.
(6)    Other Comprehensive Earnings (Loss)
Components of Other comprehensive earnings (loss) are presented within the Consolidated Statements of Comprehensive Earnings (Loss), net of tax. Income tax effects are released from Accumulated other comprehensive loss ("AOCL") at the effective tax rate during the period in which the components are released.
Changes in the components of AOCL are as follows:

	Three Months Ended June 28, 2026
	Pension and Postretirement Amounts	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
Balance, March 29, 2026	$(7.2)	$(15.8)	$(0.1)	$(194.3)	$(217.4)
Other comprehensive earnings (loss), before reclassifications, before tax	(0.3)	(0.5)	0.1	2.4	1.7
Income tax expense	0.1	0.5	—	—	0.6
Other comprehensive earnings (loss), before reclassifications	(0.2)	—	0.1	2.4	2.3

Reclassification from AOCL to earnings, before tax	—	3.8	—	—	3.8
Income tax expense	—	(0.6)	—	—	(0.6)
Reclassifications from AOCL to earnings	—	3.2	—	—	3.2
Other comprehensive earnings (loss)	(0.2)	3.2	0.1	2.4	5.5
Balance, June 28, 2026	$(7.4)	$(12.6)	$—	$(191.9)	$(211.9)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Six Months Ended June 28, 2026
	Pension and Postretirement Amounts	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
Balance, December 28, 2025	$(7.2)	$(21.1)	$(0.1)	$(189.1)	$(217.5)
Other comprehensive earnings (loss), before reclassifications, before tax	(0.3)	4.8	0.1	(2.8)	1.8
Income tax expense	0.1	(0.6)	—	—	(0.5)
Other comprehensive earnings (loss), before reclassifications	(0.2)	4.2	0.1	(2.8)	1.3

Reclassification from AOCL to earnings, before tax	—	5.3	—	—	5.3
Income tax expense	—	(1.0)	—	—	(1.0)
Reclassifications from AOCL to earnings	—	4.3	—	—	4.3
Other comprehensive earnings (loss)	(0.2)	8.5	0.1	(2.8)	5.6
Balance, June 28, 2026	$(7.4)	$(12.6)	$—	$(191.9)	$(211.9)

	Three Months Ended June 29, 2025
	Pension and Postretirement Amounts	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
Balance at Balance, March 30, 2025	$(8.0)	$(12.5)	$(0.1)	$(219.0)	$(239.6)
Other comprehensive (loss) earnings, before reclassifications, before tax	—	(11.8)	—	24.1	12.3
Income tax benefit	—	1.4	—	—	1.4
Other comprehensive (loss) earnings, before reclassifications	—	(10.4)	—	24.1	13.7

Reclassification from AOCL to earnings, before tax	—	(0.8)	—	—	(0.8)
Income tax benefit	—	0.1	—	—	0.1
Reclassifications from AOCL to earnings	—	(0.7)	—	—	(0.7)
Other comprehensive (loss) earnings	—	(11.1)	—	24.1	13.0
Balance at June 29, 2025	$(8.0)	$(23.6)	$(0.1)	$(194.9)	$(226.6)

	Six Months Ended June 29, 2025
	Pension and Postretirement Amounts	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
Balance, December 29, 2024	$(8.0)	$(9.1)	$(0.1)	$(229.2)	$(246.4)
Other comprehensive (loss) earnings, before reclassifications, before tax	—	(15.9)	—	34.3	18.4
Income tax benefit	—	2.8	—	—	2.8
Other comprehensive (loss) earnings, before reclassifications	—	(13.1)	—	34.3	21.2

Reclassification from AOCL to earnings, before tax	—	(1.7)	—	—	(1.7)
Income tax benefit	—	0.3	—	—	0.3
Reclassifications from AOCL to earnings	—	(1.4)	—	—	$(1.4)
Other comprehensive (loss) earnings	—	(14.5)	—	34.3	19.8

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Balance, June 29, 2025	$(8.0)	$(23.6)	$(0.1)	$(194.9)	$(226.6)
Gains (Losses) on Derivative Instruments
As of June 28, 2026, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $1.9 million in AOCL. These instruments hedge payments related to inventory purchased in the six months ended June 28, 2026 or forecasted to be purchased during the remainder of 2026, intercompany expenses expected to be paid or received during 2026 and cash receipts for sales made at the end of the second quarter of 2026 or forecasted to be made in the remainder of 2026. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCL and is being amortized to interest expense over the life of the related Notes using the effective interest rate method. At June 28, 2026, deferred losses, net of tax, of $10.7 million related to these instruments remained in AOCL. For the three months ended June 28, 2026 and June 29, 2025, previously deferred losses, net of tax, of $1.9 million and $0.2 million, respectively, related to these instruments were reclassified from AOCL to net earnings. For the six months ended June 28, 2026 and June 29, 2025, previously deferred losses, net of tax, of $2.1 million and $0.4 million, respectively, related to these instruments were reclassified from AOCL to net earnings.
Of the amounts included in AOCL at June 28, 2026, the Company expects net loss of approximately $1.1 million to be reclassified to the Consolidated Statements of Operations within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
Refer to Note 14, Derivative Financial Instruments, to the consolidated financial statements for additional discussion on reclassifications from AOCL to earnings.
(7)    Goodwill
Changes in the carrying amount of goodwill, by operating segment, are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2026
Balance, December 28, 2025	$370.5	$561.0	$325.2	$1,256.7
Foreign exchange translation	(0.3)	(0.2)	—	(0.5)
Balance, June 28, 2026	$370.2	$560.8	$325.2	$1,256.2

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2025
Balance, December 29, 2024	$371.0	$1,582.0	$325.2	$2,278.2
Impairment of goodwill	—	(1,021.9)		(1,021.9)
Foreign exchange translation	(0.4)	0.9	—	0.5
Balance as of June 29, 2025	$370.6	$561.0	$325.2	$1,256.8
We assess goodwill and other intangible assets with indefinite lives for impairment each year, or more frequently if events or changes in circumstances indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment as of the beginning of each fiscal fourth quarter. The Company may perform a qualitative assessment and bypass the quantitative impairment testing process, if it is not more likely than not that the carrying value of a reporting unit exceeds its fair value. During the three and six months ended June 28, 2026, there were no events or changes in circumstances necessitating an interim impairment test.
Due to increased tariffs, including reciprocal tariffs, announced by the U.S. government in April 2025, the escalation of on-going trade policy disputes between international governments, the financial performance of certain reporting units being lower than previously forecasted, and other macroeconomic headwinds, in April 2025, the Company noted downward revisions to operating income and cash flow forecasts for certain of its reporting units within the Consumer Products and Entertainment segments. As a result, during the three and six months ended June 29, 2025, the Company performed an interim quantitative impairment test for the North America, Europe, Asia Pacific,

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

and Latin America Consumer Products reporting units, as well as the Family Brands reporting unit within the Entertainment segment. Additionally, due to our ongoing transformation, we concluded that, as of the second quarter of 2025, the North America, Europe, Asia Pacific, and Latin America reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB Accounting Standard Codification ("ASC") Topic 280, Segment Reporting, and in FASB ASC Topic 350, Intangibles - Goodwill and Other. These reporting units serve similar clients and have similar products, and as of the second quarter of 2025 had similar sourcing and distribution methods that along with our ongoing transformation has resulted in similar economic characteristics.
As a result of the quantitative tests performed prior to and following the aggregation, in April 2025, the Company determined that the carrying values of our regional Consumer Products reporting units exceeded their expected fair values and recorded pre-tax non-cash impairment charges of $1,021.9 million within the Consolidated Statements of Operations for the three and six months ended June 29, 2025. The fair values of North America and Europe were determined considering a discounted cash flow model which was primarily based on management’s future revenue and cost estimates, which included the estimated impact of tariff policies in effect and the related macroeconomic environment, and a discount rate. The fair value of the Asia Pacific and Latin America reporting units was determined considering a discounted cash flow model weighted equally with the market approach which was primarily based on multiples of comparable public companies. No impairments were recorded related to the Family Brands reporting unit.
(8)    Investments in Productions
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
The Company's unamortized investments in productions consisted of the following:

	June 28, 2026	June 29, 2025	December 28, 2025
Investment in Films and Television Programs:
Individual monetization:
Released, net of amortization	$57.4	$63.9	$63.2
Completed and not released	—	9.9	—
In production	5.5	2.9	0.4
Pre-production	8.6	9.3	4.0
Total individual monetization	71.5	86.0	67.6
Film/TV group monetization:
Released, net of amortization	30.6	31.4	29.8
In production	0.4	—	0.3
Total film/TV group monetization	31.0	31.4	30.1
Total program investments	$102.5	$117.4	$97.7
The Company's program cost amortization consisted of the following:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Individual monetization	$2.1	$5.4	$5.7	$11.8
Film/TV group monetization	1.0	0.8	1.4	1.8
Total program cost amortization	$3.1	$6.2	$7.1	$13.6

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(9)    Additional Balance Sheet Information
Components of accrued liabilities were as follows:

	June 28, 2026	June 29, 2025	December 28, 2025
Accrued royalties expense	$191.2	$171.1	$207.7
Contract liabilities - current	165.8	202.7	190.5
Advertising	63.6	64.6	88.2
Payroll and management incentives	57.9	69.3	158.2
General vendor accruals	51.3	38.4	46.8
Other taxes	48.1	47.6	67.4
Freight	45.2	34.9	44.2
Interest	33.8	29.8	29.6
Lease liability - current	30.8	27.9	30.6
Supplier cancellation charges	23.7	36.0	32.9
Defined contributions plans	18.4	17.8	27.6
Restructuring	17.6	33.5	19.3
Accrued income taxes	14.7	31.5	14.4
Professional fees	14.7	16.9	17.3
Insurance	8.6	8.2	9.0
Participations and residuals	7.1	10.0	6.8
Accrued expenses - productions	2.9	0.7	0.7
Other	48.0	47.3	47.5
Total accrued liabilities	$843.4	$888.2	$1,038.7
Prepaid expenses and other current assets include contract assets, current of $92.0 million, $129.2 million, and $142.4 million as of June 28, 2026, June 29, 2025, and December 28, 2025, respectively.
Other assets include deferred tax assets of $268.2 million, $443.7 million, and $286.8 million as of June 28, 2026, June 29, 2025, and December 28, 2025, respectively, and unamortized software development costs of $383.4 million, $323.3 million, and $385.6 million as of June 28, 2026, June 29, 2025, and December 28, 2025, respectively.
(10)    Long-Term Debt and Other Financing
The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings are as follows:

	June 28, 2026		June 29, 2025		December 28, 2025
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$876.7	$900.0	$866.4	$900.0	$885.2
6.05% Notes Due 2034	500.0	525.1	500.0	514.9	500.0	530.7
3.55% Notes Due 2026	497.0	495.7	554.9	547.2	497.0	495.3
6.35% Notes Due 2040	470.0	493.8	500.0	507.3	500.0	526.1
3.50% Notes Due 2027	415.0	410.5	475.0	463.9	475.0	470.3
4.65% Notes Due 2031	400.0	396.0	—	—	—	—
5.10% Notes Due 2044	265.0	238.0	300.0	258.5	300.0	267.5
6.60% Debentures Due 2028	109.9	114.2	109.9	116.8	109.9	116.4
Total long-term debt	3,556.9	3,550.0	3,339.8	3,275.0	3,281.9	3,291.5
Less: deferred debt expenses	18.7	—	18.9	—	17.0	—
Less: Current portion of long-term debt	497.0	495.7	—	—	497.0	495.3
Long-term debt	$3,041.2	$3,054.3	$3,320.9	$3,275.0	$2,767.9	$2,796.2

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

During the three and six months ended June 28, 2026, the Company repurchased $55.2 million and $125.0 million, respectively, of its 2027, 2040, and 2044 Notes and recorded a gain on extinguishment of $0.2 million and $1.7 million, respectively, in Other expense (income), net in the Consolidated Statements of Operations. For the three and six months ended June 29, 2025, the Company repurchased $11.5 million and $61.9 million, respectively, of its 2026 and 2027 Notes and recorded a gain on extinguishment of $0.2 million and $1.4 million, respectively, which were recorded in Other expense (income), net in the Consolidated Statements of Operations.
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
The Amended Agreement contains affirmative and negative covenants typical of this type of facility, including: (a) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (b) restrictions on the incurrence of indebtedness, (c) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (d) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (e) the requirement that the Company maintain: a Consolidated Net Total Leverage Ratio of no more than (i) 3.75:1.00 for each of the first, second and fourth fiscal quarters of each year and (ii) 4.00:1.00 for the third fiscal quarter of each year. The Company has no outstanding borrowings under the Amended Agreement as of June 28, 2026. In connection with the execution of the Amended Agreement, the Company capitalized $1.8 million of deferred financing costs.
The Company also has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the program that remain unpaid by the Company were $56.5 million, $67.8 million, and $45.7 million as of June 28, 2026, June 29, 2025, and December 28, 2025, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
(11)    Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
The effective tax rate ("ETR") was 22.7% and 20.3% for the three and six months ended June 28, 2026, and (4.9)% and (11.4)% for the three and six months ended June 29, 2025. The following items impacted the ETR during 2026 and 2025:

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

•During the three months ended June 28, 2026 the Company recorded a net discrete tax benefit of $1.0 million, primarily associated with the release of uncertain tax positions resulting from the expiration of certain international statutes of limitations. During the three months ended June 29, 2025 the Company recorded a non-cash goodwill impairment of $1,021.9 million with no corresponding tax benefit within the Consumer Products segment. The Company also recorded a net discrete tax benefit of $5.9 million, primarily associated with the release of a valuation allowance.
•During the six months ended June 28, 2026 the Company recorded a net discrete tax benefit of $9.8 million, primarily associated with share-based compensation. During the six months ended June 29, 2025 the Company recorded a non-cash goodwill impairment of $1,021.9 million within the Consumer Products segment and an unfavorable adjustment to the Loss on disposal of the eOne Film and TV business of $25.0 million. Neither adjustment had a corresponding tax benefit. The Company also recorded a net discrete tax benefit of $6.2 million, primarily associated with the release of a valuation allowance.
(12)    Fair Value of Financial Instruments
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
As of June 28, 2026, June 29, 2025 and December 28, 2025, the Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets:

	Fair Value Measurements Using:
	Fair Value	Level 1	Level 2	Level 3
June 28, 2026
Assets:
Available-for-sale securities	$527.9	$527.9	$—	$—
Derivative financial instruments	3.3		3.3	—
	$531.2	$527.9	$3.3	$—
Liabilities:
Derivative financial instruments	$5.3	$—	$5.3	$—

June 29, 2025
Assets:
Available-for-sale securities	$10.8	$10.8	$—	$—
Derivative financial instruments	2.3	—	2.3	—
	$13.1	$10.8	$2.3	$—
Liabilities:
Derivative financial instruments	$11.5	$—	$11.5	$—

December 28, 2025
Assets:
Available-for-sale securities	$106.0	$106.0	$—	$—
Derivative financial instruments	2.0	—	2.0	—
	$108.0	$106.0	$2.0	$—
Liabilities:
Derivative financial instruments	$8.7	$—	$8.7	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Marketable securities are classified as available-for-sale since the Company does not have the positive intent and ability to hold the marketable securities until the maturity date. At June 28, 2026, the Company held $527.9 million of available-for-sale securities, of which $527.6 million consisted of U.S. Treasury securities. These investments are recorded at fair value within Short-term investments or Other assets in the Company's Consolidated Balance Sheets based on their contractual maturity dates, with an insignificant amount of unrealized gains and losses excluded from net income and deferred as a component of Other comprehensive earnings (loss), net of related tax effects, until realized. The accretion of discounts (amortization of premiums) is accounted for in the Company's Consolidated Statements of Operations within Other expense (income), net. At June 28, 2026, accrued interest receivable on available-for-sale securities totaled $3.7 million and was included within Accounts Receivable in the Consolidated Balance Sheets.
The Company's derivative financial instruments primarily consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the six months ended June 28, 2026.
Other Fair Value Measurements
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At June 28, 2026, June 29, 2025, and December 28, 2025, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at June 28, 2026, June 29, 2025, and December 28, 2025 also include certain assets and liabilities measured at fair value, as described above. Refer to Note 10, Long-Term Debt and Other Financing, to the consolidated financial statements for the fair value of the Company's outstanding debt.
(13)    Leases
During the first six months of 2026, the Company entered into several significant new operating leases, primarily relating to office and warehousing facilities located within the United States, with initial lease terms ranging from approximately 10 to 12 years.
The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right-of-use assets, included in our Consolidated Balance Sheets as of June 28, 2026:

June 28, 2026
2026	$21.9
2027	46.8
2028	45.5
2029	33.3
2030	30.5
Thereafter	261.7
Total future lease payments (1)	439.7
Less: imputed interest	99.7
Present value of future operating lease payments	340.0
Less: current portion of operating lease liabilities (2)	30.8
Non-current operating lease liability (3)	$309.2

Operating lease right-of-use assets, net (4)	301.6
(1) Lease cash flow activity is displayed net within the Statements of Cash Flows, total gross Right of Use Assets and Lease Liabilities added during the six months ended were $221.8 million.
(2) Included in Accrued liabilities on the Consolidated Balance Sheets
(3) Included in Other liabilities on the Consolidated Balance Sheets
(4) Included in Property, plant and equipment on the Consolidated Balance Sheets
(14)    Derivative Financial Instruments
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
The notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	June 28, 2026		June 29, 2025		December 28, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$217.9	$(0.6)	$254.2	$(11.8)	$199.9	$(9.5)
Sales	94.7	2.1	125.8	(0.4)	76.0	3.1
Other	20.5	(1.4)	65.8	0.8	35.4	(0.7)
Total	$333.1	$0.1	$445.8	$(11.4)	$311.3	$(7.1)
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of June 28, 2026, June 29, 2025 and December 28, 2025, the total notional amounts of the Company's undesignated derivative financial instruments were $252.0 million, $263.4 million, and $191.5 million, respectively.
Fair Value Measurement
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets as follows:

	June 28, 2026	June 29, 2025	December 28, 2025
Prepaid expenses and other current assets:
Unrealized gains	$1.7	$0.4	$1.4
Unrealized losses	(0.5)	(0.3)	(0.7)
Net unrealized gains	$1.2	$0.1	$0.7
Other assets:
Unrealized gains	$2.3	$—	$1.2
Unrealized losses	(0.2)	—	(0.3)
Net unrealized gains	$2.1	$—	$0.9
Accrued liabilities:
Unrealized gains	$2.1	$3.0	$1.5
Unrealized losses	(5.3)	(9.0)	(9.5)
Net unrealized losses	$(3.2)	$(6.0)	$(8.0)
Other liabilities:
Unrealized gains	$—	$0.4	$—
Unrealized losses	—	(5.9)	(0.7)
Net unrealized losses	$—	$(5.5)	$(0.7)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The fair values of the Company's undesignated derivative financial instruments were recorded in the Consolidated Balance Sheets as follows:

	June 28, 2026	June 29, 2025	December 28, 2025
Prepaid expenses and other current assets:
Unrealized gains	$—	$2.2	$0.6
Unrealized losses	—	—	(0.2)
Net unrealized gains	$—	$2.2	$0.4
Accrued liabilities:
Unrealized gains	$0.9	$—	$—
Unrealized losses	(3.0)	—	—
Net unrealized losses	$(2.1)	$—	$—
Net realized (losses) gains on cash flow hedging activities have been reclassified from Other comprehensive earnings, net of tax to Net earnings (loss) as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Statements of Operations Classification
Cost of sales	$(1.5)	$0.7	$(3.0)	$1.8
Net revenues	0.2	0.2	0.8	(0.1)
Other	0.1	(0.1)	(0.1)	—
Net realized (losses) gains	$(1.2)	$0.8	$(2.3)	$1.7
In addition, the Company recorded a net loss of $0.8 million and $3.3 million on its undesignated financial instruments for the three and six months ended June 28, 2026, respectively, and a net gain of $7.0 million and $9.2 million for the three and six months ended June 29, 2025, respectively, relating to the change in fair value of such derivative financial instruments, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate. Such amounts are recorded within Other expense (income), net within the Consolidated Statements of Operations.
For additional information related to the Company's derivative financial instruments refer to Note 6, Other Comprehensive Earnings (Loss) and Note 12, Fair Value of Financial Instruments, to the consolidated financial statements.
(15)    Restructuring Actions
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The liability balance associated with the Program related restructuring actions consisted of severance payments recorded within Accrued liabilities in the Consolidated Balance Sheets as follows:

	Six Months Ended
	June 28, 2026	June 29, 2025
Balance, beginning of period	$19.3	$46.9
Charges	13.7	8.6
Payments	(15.4)	(22.0)
Balance, end of period	$17.6	$33.5
Total restructuring charges incurred to date under the Program as of June 28, 2026 equals $177.2 million.
(16)    Commitments and Contingencies
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
Environmental Liabilities – The Company monitors for any estimated environmental contingencies related to its current physical locations and former owned or leased facilities in which it is responsible for environmental matters. The Company has estimated a $30.5 million environmental liability related primarily to one previously owned manufacturing facility (environmental liability assumed as part of a historical acquisition), in which the Company is solely responsible for the mitigation and remediation activities.
Contractual obligations and commercial commitments, as detailed in the Company's 2025 Form 10-K, did not materially change outside of certain payments made in the normal course of business, except as disclosed above and in Note 10, Long-Term Debt and Other Financing and Note 13, Leases, to the consolidated financial statements.
(17)    Segment Reporting
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
•The Entertainment segment develops, produces, and monetizes Hasbro-branded entertainment content including film, television, children’s programming, digital content and live entertainment focused on Hasbro-owned properties.

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
Information by segment and a reconciliation to reported amounts for the three months ended June 28, 2026 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$745.0	$525.9	$22.6	$(3.0)	$1,290.5
Less: Intersegment revenue	81.2	62.9	9.8	(3.0)	150.9
Total net revenues	663.8	463.0	12.8	—	1,139.6
Cost of sales	107.9	163.5	1.1	(0.1)	272.4
Program cost amortization	—	—	3.1	—	3.1
Royalties	42.6	58.8	(9.0)	(2.5)	89.9
Advertising	44.2	31.1	—	(0.5)	74.8
Amortization of intangible assets	2.1	8.4	4.1	—	14.6
Distribution (1)	13.1	30.3	—	0.1	43.5
Managed expense (2)	183.9	185.4	7.9	11.6	388.8
Operating profit (loss)	$270.0	$(14.5)	$5.6	$(8.6)	$252.5

Reconciliation to Earnings before income taxes:
Interest expense					46.5
Interest income					(12.9)
Other expense, net					10.2
Earnings before income taxes					$208.7
(1) Distribution expenses consist of shipping and warehousing expense and are included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development and selling and administrative expense. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts for the three months ended June 29, 2025 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$571.2	$493.4	$28.1	$41.2	$1,133.9
Less: Intersegment revenue	48.8	51.0	12.1	41.2	153.1
Total net revenues	522.4	442.4	16.0	—	980.8
Cost of sales	78.2	145.5	1.6	—	225.3
Program cost amortization	—	—	6.2	—	6.2
Royalties	40.6	56.7	(11.5)	(1.3)	84.5
Advertising	26.8	36.6	0.1	0.1	63.6
Amortization of intangible assets	2.1	10.1	4.9	0.1	17.2
Distribution (1)	10.9	33.3	—	0.9	45.1
Managed expense (2)	121.9	1,189.7	8.6	16.9	1,337.1
Operating profit (loss)	$241.9	$(1,029.5)	$6.1	$(16.7)	$(798.2)

Reconciliation to Loss before income taxes:
Interest expense					40.6
Interest income					(5.4)
Other income, net					(18.7)
Loss before income taxes					$(814.7)
(1) Distribution expenses consist of shipping and warehousing expense and are included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development, selling and administrative expense, and impairment of goodwill. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations. Impairment of goodwill is included in Impairment of goodwill in the Consolidated Statement of Operations. Managed expenses for the Consumer Products segment included a $1,021.9 million non-cash loss associated with the impairment of certain reporting units within the Consumer Products segment. Refer to Note 7, Goodwill, to the consolidated financial statements for further information.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts for the six months ended June 28, 2026 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$1,397.9	$960.8	$56.3	$(11.4)	$2,403.6
Less: Intersegment revenue	152.1	99.9	23.2	(11.4)	263.8
Total net revenues	1,245.8	860.9	33.1	—	2,139.8
Cost of Sales	202.4	304.4	1.7	—	508.5
Program Cost Amortization	—	—	7.1	—	7.1
Royalties	70.4	122.1	(22.0)	(2.9)	167.6
Advertising	78.7	57.0	—	(0.5)	135.2
Amortization of intangible assets	4.2	16.8	8.3	(0.1)	29.2
Distribution (1)	21.1	63.6	—	0.2	84.9
Managed expense (2)	301.3	359.0	15.1	9.1	684.5
Operating profit (loss)	$567.7	$(62.0)	$22.9	$(5.8)	$522.8

Reconciliation to Earnings before income taxes:
Interest expense					88.3
Interest income					(23.0)
Other expense, net					4.7
Earnings before income taxes					$452.8
(1) Distribution expenses consist of shipping and warehousing expense and are included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development and selling and administrative expense. Product development is included in Product Development in the Consolidated Statement of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statement of Operations.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts for the six months ended June 29, 2025 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Corporate and Other	Total
Revenues	$1,076.9	$926.8	$66.1	$70.0	$2,139.8
Less: Intersegment revenue	92.4	86.1	23.4	70.0	271.9
Total net revenues	984.5	840.7	42.7	—	1,867.9
Cost of Sales	152.0	275.3	2.7	(0.2)	429.8
Program Cost Amortization	—	—	13.6	—	13.6
Royalties	50.8	107.4	(19.9)	3.2	141.5
Advertising	53.1	67.1	0.2	(1.4)	119.0
Amortization of intangible assets	4.2	20.3	9.6	0.1	34.2
Distribution (1)	20.0	65.1	—	0.2	85.3
Managed expense (2)	232.6	1,379.0	41.4	19.0	1,672.0
Operating profit (loss)	$471.8	$(1,073.5)	$(4.9)	$(20.9)	$(627.5)

Reconciliation to Loss before income taxes:
Interest expense					82.2
Interest income					(14.3)
Other income, net					(17.3)
Loss before income taxes					$(678.1)
(1) Distribution expenses consist of shipping and warehousing expense and are included in Selling, distribution and administration in the Consolidated Statement of Operations.
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
Other supplemental information by segments is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Depreciation and intangible asset amortization: (1)
Wizards of the Coast and Digital Gaming	$3.9	$4.3	$8.3	$8.9
Consumer Products	21.0	24.8	36.7	43.1
Entertainment	4.4	5.2	8.9	10.3
Corporate and Other	2.7	(2.4)	4.0	4.0
Total	$32.0	$31.9	$57.9	$66.3
Additions to property, plant and equipment:
Wizards of the Coast and Digital Gaming	$6.8	$5.4	$9.7	$7.1
Consumer Products	10.3	11.0	27.0	22.2
Entertainment	—	—	—	0.1
Corporate and Other	1.9	(0.3)	4.5	0.5
Total	$19.0	$16.1	$41.2	$29.9
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
Overview
Hasbro, Inc. (“Hasbro”) is a leading game, intellectual property ("IP"), and toy company whose mission is to create joy and community through the magic of play. With over 100 years of expertise, we deliver play experiences to kids, families, and fans around the world, through physical and digital games, toys, licensed consumer products, location-based entertainment, film, TV and more.
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
In the first half of 2026, we've made exciting new steps on executing the Playing to Win strategy, including:
•The release of Marvel Super Heroes, along with all past and future Marvel sets, within Magic: The Gathering Arena, allowing players to jump into the Marvel Universe through Hasbro's online adaption of the iconic Magic: The Gathering card game.
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
•The launch of Sixth Wall Studio, a new AI studio dedicated to bringing iconic characters into the AI era through new channels, such as behavioral licensing.
We believe these strategic moves position us to accelerate innovation and drive long-term growth in line with our Playing to Win strategy which emphasizes play-driven engagement and collaboration with partners.
Tariffs
Significant changes in trade policy announced by the U.S. government could adversely impact our forward-looking financial results. The Company monitors the impact of tariffs to its business operations on an ongoing basis and may need to implement actions such as price adjustments or making changes in our supply chain sourcing strategies in order to mitigate the impact of tariffs in future periods. The impacts of tariffs may lead to reduced economic activity, increased costs, reduced demand and changes in purchasing behaviors for some or all of our products, actual or potential impairments, write-downs or unrealizability of some of our existing assets, or other economic outcomes that could have a material adverse impact on our sales volumes, prices, and our financial results. During the first three and six months of 2026, the Company recognized approximately $9.4 million and $17.7 million of tariff costs within Cost of sales, respectively.

On February 20, 2026, the U.S. Supreme Court issued a ruling against the International Emergency Economic Powers Act ("IEEPA") tariffs that we and other companies paid to the U.S. government since the enactment on April 2, 2025. In the third quarter of 2026, we made our first application to the U.S. Customs and Border Protection ("CBP") agency seeking a refund for a majority of the IEEPA tariffs we paid, and we plan to submit additional applications later this year when we are permitted. The ultimate timing and amounts received is uncertain and subject to processing by the CBP. These amounts could impact our results in 2026.
Unauthorized Network Access
In late March 2026, the Company identified unauthorized access to our network. Upon discovery, the Company promptly activated its security incident response protocols, implemented containment measures, including proactively taking certain systems offline, and launched an investigation with the assistance of third-party cybersecurity professionals. Simultaneously, the Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers.
The impacts of these system disruptions included order processing, shipping, and invoicing delays, resulting in a negative impact on net sales and operating profit during the second quarter, particularly within the Consumer Products segment. As of June 28, 2026, the Company has since returned to pre-incident order processing, shipping, and invoicing practices.
The Company also incurred incremental expenses of approximately $10.8 million during the three and six months ended June 28, 2026 as a result of the unauthorized network access, including for third-party IT recovery and forensic experts, professional services and other costs incurred to investigate and remediate the attack. The Company expects to incur a less significant amount of additional costs related to the incident in future periods. The Company has not recognized any insurance proceeds during the three months ended June 28, 2026 related to the unauthorized network access. The timing of recognizing insurance recoveries, if any, may differ from the timing of recognizing the associated expenses.
Summary of Results
The Company's revenue increased from $980.8 million for the three months ended June 29, 2025 to $1,139.6 million for the three months ended June 28, 2026. The increase in revenue is driven primarily by growth in our Wizards of the Coast and Digital Gaming segment, specifically within tabletop gaming driven by Magic: The Gathering.
The Company's revenue increased from $1,867.9 million for the six months ended June 29, 2025 to $2,139.8 million for the six months ended June 28, 2026. The increase in revenue is driven primarily by growth in our Wizards of the Coast and Digital Gaming segment, specifically within tabletop gaming.
The Company recorded an operating profit of $252.5 million and $522.8 million for the three and six months ended June 28, 2026, respectively, as compared to an operating loss of $798.2 million and $627.5 million for the three and six months ended June 29, 2025, respectively. The change in operating profit was driven by the improved revenue growth discussed above, as well as a one-time $1,021.9 million non-cash goodwill impairment recorded in the Consumer Products segment in the second quarter of 2025. No such impairment occurred during the three and six months ended June 28, 2026.
See below for further discussion on the consolidated and segment results of operations for the three and six months ended June 28, 2026 and June 29, 2025.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the three months ended June 28, 2026 and June 29, 2025:

	Three Months Ended
	June 28, 2026		June 29, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$1,139.6	100.0%	$980.8	100.0%
Costs and expenses:
Cost of sales	272.4	23.9%	225.3	23.0%
Program cost amortization	3.1	0.3%	6.2	0.6%
Royalties	89.9	7.9%	84.5	8.6%
Product development	93.6	8.2%	77.5	7.9%
Advertising	74.8	6.6%	63.6	6.5%
Amortization of intangible assets	14.6	1.3%	17.2	1.8%
Impairment of goodwill	—	—%	1,021.9	104.2%
Selling, distribution and administration	338.7	29.7%	282.8	28.8%
Total costs and expenses	887.1	77.8%	1,779.0	181.4%
Operating profit (loss)	252.5	22.2%	(798.2)	(81.4)%
Non-operating expense:
Interest expense	46.5	4.1%	40.6	4.1%
Interest income	(12.9)	(1.1)%	(5.4)	(0.6)%
Other expense (income), net	10.2	0.9%	(18.7)	(1.9)%
Total non-operating expense, net	43.8	3.8%	16.5	1.7%
Earnings (loss) before income taxes	208.7	18.3%	(814.7)	(83.1)%
Income tax expense	47.4	4.2%	40.0	4.1%
Net earnings (loss)	161.3	14.2%	(854.7)	(87.1)%
Net earnings attributable to noncontrolling interests	0.4	—%	1.1	0.1%
Net earnings (loss) attributable to Hasbro, Inc.	$160.9	14.1%	$(855.8)	(87.3)%

Net earnings (loss) per common share:
Basic	$1.14		$(6.10)
Diluted	$1.12		$(6.10)
Net revenues – Net revenues for the second quarter of 2026 increased 16.2% to $1,139.6 million from $980.8 million for the second quarter of 2025 primarily driven by growth of $141.4 million, or 27.1%, in the Wizards of the Coast and Digital Gaming segment and $20.6 million, or 4.7%, in the Consumer Products segment. This growth was partially offset by a $3.2 million, or 20%, decrease in the Entertainment segment. See the Segment Results discussion below for further details.
As part of our Playing to Win strategy, we have aligned our brand portfolios as follows:
•Grow Brands: Brands representing the highest margin, highest growth opportunities in categories where we see significant share and/or underlying market growth.
•Optimize Brands: Brands representing opportunities to maintain or grow share while improving operating profit returns.
•Reinvent Brands: Brands representing opportunities to reinvent or restructure to drive innovation and improved operating profit returns.

The following table presents net revenues by brand portfolio category:

	Three Months Ended
	June 28, 2026	June 29, 2025(1)	% Change
Grow Brands	$904.9	$740.6	22.2%
Optimize Brands	151.7	159.9	(5.1)%
Reinvent Brands	83.0	80.3	3.4%
Net revenues	$1,139.6	$980.8	16.2%
(1) During the first quarter of 2026, the classification of brands within these categories was reviewed and certain brands were reclassified based on changes in growth, profitability or other characteristics. As such, the respective historical revenues associated within these brands has been reclassified into the brands' new brand category.
GROW BRANDS: Net revenues in the Grow Brands portfolio increased $164.3 million, or 22.2%, in the second quarter of 2026, compared to the second quarter of 2025. The net revenue increase primarily reflects higher net revenues from Magic: The Gathering, which grew by $133.3 million, or 32.3%, driven by strong performance of Secrets of Strixhaven, as well as the Universes Beyond Marvel Super Heroes set released during the quarter. Growth in this category was also impacted by increased demand in toys and games associated with the licensed Marvel and Star Wars brands, driven by a strong content slate in 2026 with no comparable releases in the prior year.
OPTIMIZE BRANDS: Net revenues in the Optimize Brands portfolio decreased $8.2 million, or 5.1%, in the second quarter of 2026, compared to the second quarter of 2025, driven by lower net revenues from Play-Doh and Duel Masters. The declines were partially offset with an increase in net revenue from GI Joe.
REINVENT BRANDS: Net revenues in the Reinvent Brands portfolio increased $2.7 million, or 3.4%, in the second quarter of 2026 compared to the second quarter of 2025. The net revenue increase is primarily driven by higher product sales for Beyblade and other vault brands, partially offset by lower sales in Nerf and Furby.
OPERATING COSTS AND EXPENSES
Cost of sales – Cost of sales for the second quarter of 2026 was $272.4 million, or 23.9% of net revenues, compared to $225.3 million, or 23.0% of net revenues, for the second quarter of 2025. The increase in cost of sales was primarily the result of an increase in net revenues period over period, shift in product mix, as well as approximately $9.4 million of cost related to the impacts of tariffs, primarily as it relates to products imported into the United States to be sold domestically.
Program cost amortization – Program cost amortization decreased to $3.1 million, or 0.3% of net revenues, for the second quarter of 2026 from $6.2 million, or 0.6% of net revenues, for the second quarter of 2025. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue and is based upon the current slate of entertainment projects.
Royalties – Royalties for the second quarter of 2026 increased to $89.9 million, or 7.9% of net revenues, compared to $84.5 million, or 8.6% of net revenues, for the second quarter of 2025. The increase in Royalties during the second quarter of 2026 was directly driven by an increase in sales relating to Magic: The Gathering Universes Beyond sets, such as Marvel Super Heroes, as well as increased toy and game sales on licensed brands such as Marvel and Star Wars.
Product development – Product development expense for the second quarter of 2026 was $93.6 million, or 8.2% of net revenues, compared to $77.5 million, or 7.9% of net revenues, for the second quarter of 2025. The increase in Product development expense during the second quarter of 2026 was primarily due to the higher incremental investment in the development of Grow Brands under the Company's Playing to Win strategy.
Advertising – Advertising expense for the second quarter of 2026 was $74.8 million, or 6.6% of net revenues, compared to $63.6 million, or 6.5% of net revenues, for the second quarter of 2025. The Advertising expense increase during the second quarter of 2026 was primarily driven by additional spend necessary to support top line growth opportunities within the Grow Brands category, specifically within the Wizards of the Coast and Digital Gaming segment.
Amortization of intangible assets – Amortization of intangible assets decreased to $14.6 million, or 1.3% of net revenues, for the second quarter of 2026, compared to $17.2 million, or 1.8% of net revenues, for the second quarter of 2025. The amortization expense was driven by the straight-line amortization of the Company's definite-lived intangible assets.

Impairment of Goodwill – During the second quarter of 2025, the Company recorded a $1,021.9 million non-cash goodwill impairment charge associated with goodwill assigned to reporting units within the Company's Consumer Products segment. There was no such impairment charge recorded during the second quarter of 2026.
Selling, distribution and administration – Selling, distribution and administration expenses increased to $338.7 million, or 29.7% of net revenues for the second quarter of 2026, from $282.8 million, or 28.8% of net revenues, for the second quarter of 2025. The increase in Selling, distribution and administration expenses during the second quarter of 2026 is primarily the result of a one-time $56.4 million non-cash impairment charge related to the Company's decision to refocus the Digital Games portfolio, which included the cancellation of certain titles scheduled for release in 2028 and beyond, as well as $10.8 million of incremental costs incurred as a result of the unauthorized network access, partially offset by benefits from cost savings initiatives that have occurred over the last 12 months.
Operating profit (loss) – Operating profit for the second quarter of 2026 was $252.5 million, or 22.2% of net revenues, compared to operating loss of $798.2 million, or 81.4% of net revenues, for the second quarter of 2025 driven by the factors discussed above.
NON-OPERATING EXPENSE
Interest expense – Interest expense was $46.5 million for the second quarter of 2026, compared to $40.6 million in the second quarter of 2025. Higher interest expense in 2026 is primarily the result of an increase in outstanding debt driven by issuance of the 2031 Notes, partially offset by debt repurchases of the Company's outstanding 2027, 2040, and 2044 Notes.
Interest income – Interest income was $12.9 million for the second quarter of 2026, compared to $5.4 million in the second quarter of 2025. Higher Interest income in 2026 primarily reflects the Company's cash balance and investments in treasury securities, which were substantially higher in 2026 as compared to 2025.
Other expense (income), net – Other expense (income), net resulted in expense of $10.2 million for the second quarter of 2026, compared to income of $18.7 million in the second quarter of 2025. The change in Other expense (income), net during 2026 was driven primarily by variations in the movement of foreign currencies in the second quarter of 2026 when compared to the second quarter of 2025.
INCOME TAXES
Income tax expense totaled $47.4 million on a pre-tax income of $208.7 million in the second quarter of 2026 compared to an income tax expense of $40.0 million on pre-tax loss of $814.7 million in the second quarter of 2025. Both periods were impacted by discrete tax events.
During the second quarter of 2026, the Company recorded a net discrete tax benefit of $1.0 million primarily associated with the release of uncertain tax positions resulting from the expiration of certain international statutes of limitations. During the second quarter of 2025, the Company recorded a non-cash goodwill impairment within the Consumer Products segment of $1,021.9 million with no corresponding tax benefit. Exclusive of the impairment of goodwill, the Company recorded a net discrete tax benefit of $5.9 million, primarily associated with the release of a valuation allowance.
Absent discrete items, the tax rates for the second quarter of 2026 and 2025 were 23.2% and 22.1%, respectively. The increase in the base rate for the second quarter of 2026 relative to the second quarter of 2025 is primarily due to the mix of jurisdictions where the Company earned its profits.

SEGMENT RESULTS
The following table presents net external revenues and operating profit for the Company's reportable segments for the three months ended June 28, 2026 and June 29, 2025:

	Three Months Ended
	June 28, 2026	June 29, 2025	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$663.8	$522.4	27.1%
Consumer Products	463.0	442.4	4.7%
Entertainment	12.8	16.0	(20.0)%
Total Net revenues	$1,139.6	$980.8	16.2%

Operating profit (loss):
Wizards of the Coast and Digital Gaming	$270.0	$241.9	11.6%
Consumer Products(1)	(14.5)	(1,029.5)	NM
Entertainment	5.6	6.1	(8.2)%
Corporate and Other(1)	(8.6)	(16.7)	NM
Total Operating profit (loss)	$252.5	$(798.2)	NM
(1) % Change is not meaningful ("NM") for these segments
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended
	June 28, 2026	June 29, 2025	% Change
Tabletop Gaming	$528.3	$406.3	30.0%
Digital and Licensed Gaming	135.5	116.1	16.7%
Net revenues	$663.8	$522.4	27.1%
Wizards of the Coast and Digital Gaming segment net revenues increased 27.1% in the second quarter of 2026 to $663.8 million from $522.4 million in the second quarter of 2025. The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the second quarter of 2026 was primarily attributable to an increase in Tabletop Gaming revenue which grew 30.0% behind demand in Magic: The Gathering, driven by the release of the Secrets of Strixhaven and Universes Beyond Marvel Super Heroes sets. This growth was accompanied by an increase in digital licensing revenue related to Monopoly Go!, which contributed $44.2 million of revenue during the quarter.
Wizards of the Coast and Digital Gaming segment operating profit was $270.0 million, or 40.7% of segment net revenues for the second quarter of 2026, compared to operating profit of $241.9 million, or 46.3% of segment net revenues, for the second quarter of 2025. Operating profit increased during the second quarter of 2026 due to increased net revenues, as discussed above. Operating margin decreased during the second quarter of 2026, primarily driven by a one-time $56.4 million non-cash impairment charge related to the Company's decision to refocus the Digital Games portfolio, which included the cancellation of certain titles scheduled for release in 2028 and beyond.
Consumer Products Segment

The following table presents the Consumer Products segment net revenues by major geographic region:

	Three Months Ended
	June 28, 2026	June 29, 2025	% Change
North America	$277.0	$236.0	17.4%
Europe	92.9	95.7	(2.9)%
Asia Pacific	53.2	63.6	(16.4)%
Latin America	39.9	47.1	(15.3)%
Net revenues	$463.0	$442.4	4.7%
Consumer Products segment net revenues increased to $463.0 million for the second quarter of 2026 compared to $442.4 million for the second quarter of 2025, primarily driven by the timing of retail orders in North America and an enhanced slate of entertainment content releases. The net revenue increase primarily reflects higher net revenues for toys and games, particularly for certain Grow Brands such as Marvel and Star Wars, which were positively impacted by an uptick in demand in advance of major theatrical releases throughout 2026 with no comparable releases in the prior year. The increase in toy and game revenues was partially offset by a decrease in licensing revenues, primarily attributable to the lapping of licensing revenue related to My Little Pony, which decreased $9.7 million.
Consumer Products segment operating loss for the second quarter of 2026 was $14.5 million, or 3.1% of segment net revenues, compared to a segment operating loss of $1,029.5 million, or 232.7% of segment net revenues, for the second quarter of 2025. The change in operating loss in the second quarter of 2026 was driven primarily by the non-cash goodwill impairment charge of $1,021.9 million recorded during the second quarter of 2025, offset by tariff costs of approximately $6.2 million.
Entertainment Segment
The following table presents Entertainment segment net revenues by category:

	Three Months Ended
	June 28, 2026	June 29, 2025	% Change
Family Brands	$11.8	$14.5	(18.6)%
Film and TV	1.0	1.5	(33.3)%
Net revenues	$12.8	$16.0	(20.0)%
Entertainment segment net revenues decreased 20.0% to $12.8 million for the second quarter of 2026, compared to $16.0 million for the second quarter of 2025. The net revenue decrease in the Entertainment segment during the second quarter of 2026 was driven primarily by the timing of entertainment streaming renewals and other content deals.
Entertainment segment operating profit was $5.6 million, or 43.8% of segment net revenues for the second quarter of 2026, compared to an operating profit of $6.1 million, or 38.1% of segment net revenues for the second quarter of 2025. The decrease in operating profit in the Entertainment segment operating results during the second quarter of 2026 was primarily driven by the decrease in revenue discussed above.
Corporate and Other
Corporate and Other operating loss was $8.6 million for the second quarter of 2026 compared to an operating loss of $16.7 million for the second quarter of 2025. The change in operating loss in the second quarter of 2026 as compared to the second quarter of 2025 primarily reflects the impacts of cost saving initiatives at the Company over the last 12 months, partially offset by incremental costs incurred related to the unauthorized network access described above.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the six months ended June 28, 2026 and June 29, 2025:

	Six Months Ended
	June 28, 2026		June 29, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$2,139.8	100.0%	$1,867.9	100.0%
Costs and expenses:
Cost of sales	508.5	23.8%	429.8	23.0%
Program cost amortization	7.1	0.3%	13.6	0.7%
Royalties	167.6	7.8%	141.5	7.6%
Product development	171.6	8.0%	158.0	8.5%
Advertising	135.2	6.3%	119.0	6.4%
Amortization of intangible assets	29.2	1.4%	34.2	1.8%
Impairment of goodwill	—	—%	1,021.9	54.7%
Loss on disposal of business	—	—%	25.0	1.3%
Selling, distribution and administration	597.8	27.9%	552.4	29.6%
Total costs and expenses	1,617.0	75.6%	2,495.4	133.6%
Operating profit (loss)	522.8	24.4%	(627.5)	(33.6)%
Non-operating expense:				—%
Interest expense	88.3	4.1%	82.2	4.4%
Interest income	(23.0)	(1.1)%	(14.3)	(0.8)%
Other expense (income), net	4.7	0.2%	(17.3)	(0.9)%
Total non-operating expense, net	70.0	3.3%	50.6	2.7%
Earnings (loss) before income taxes	452.8	21.2%	(678.1)	(36.3)%
Income tax expense	92.0	4.3%	77.1	4.1%
Net earnings (loss)	360.8	16.9%	(755.2)	(40.4)%
Net earnings attributable to noncontrolling interests	1.5	0.1%	2.0	0.1%
Net earnings (loss) attributable to Hasbro, Inc.	$359.3	16.8%	$(757.2)	(40.5)%

Net earnings (loss) per common share:
Basic	$2.54		$(5.41)
Diluted	$2.51		$(5.41)
Net revenues – Net revenues for the first six months of 2026 increased 14.6% to $2,139.8 million from $1,867.9 million for the first six months of 2025, primarily driven by a $261.3 million, or 26.5%, increase in the Wizards of the Coast and Digital Gaming segment as well as a $20.2 million, or 2.4%, increase in the Consumer Products segment, offset by a $9.6 million, or 22.5%, decrease in the Entertainment segment. See the Segment Results discussion below for further details.
The following table presents net revenues by brand portfolio category:

	Six Months Ended
	June 28, 2026	June 29, 2025(1)	% Change
Grow Brands	$1,692.4	$1,401.4	20.8%
Optimize Brands	278.6	290.7	(4.2)%
Reinvent Brands	168.8	175.8	(4.0)%
Net revenues	$2,139.8	$1,867.9	14.6%

(1) During the first quarter of 2026, the classification of brands within these categories was reviewed and certain brands were reclassified based on changes in growth, profitability or other characteristics. As such, the respective historical revenues associated within these brands has been reclassified into the brands' new brand category.
GROW BRANDS: Net revenues in the Grow Brands portfolio increased $291.0 million, or 20.8%, in the first six months of 2026, compared to the first six months of 2025. The net revenue increase primarily reflects higher net revenues from Magic: The Gathering, which grew by $256.6 million, or 33.8%, driven by strong performance of Lorwyn Eclipsed and Secrets of Strixhaven, as well as Universes Beyond sets such as Teenage Mutant Ninja Turtles and Marvel Super Heroes, which released within the first six months of 2026. Growth in this category was also impacted by increased demand in toys and games associated with the licensed Marvel and Star Wars brands, driven by a strong content slate in 2026 with no comparable releases in the prior year.
OPTIMIZE BRANDS: Net revenues in the Optimize Brands portfolio decreased $12.1 million, or 4.2%, in the first six months of 2026, compared to the first six months of 2025. The net revenue decrease is primarily driven by lower net revenues from Transformers, Play-Doh, and Duel Masters. The declines were partially offset with an increase in net revenue from GI Joe.
REINVENT BRANDS: Net revenues in the Reinvent Brands portfolio decreased $7.0 million, or 4.0%, in the first six months of 2026 compared to the first six months of 2025. The net revenue decrease is primarily driven by lower product sales for Baby Alive, Furby, and other vault brands, partially offset by higher sales in Beyblade and Nanomals.
OPERATING COSTS AND EXPENSES
Cost of sales – Cost of sales for the first six months of 2026 was $508.5 million, or 23.8% of net revenues, compared to $429.8 million, or 23.0% of net revenues, for the first six months of 2025. The increase in Cost of sales was primarily the result of an increase in net revenues period over period, shift in product mix, as well as approximately $17.7 million of cost related to the impacts of tariffs, primarily as it relates to products imported into the United States to be sold domestically.
Program cost amortization – Program cost amortization decreased to $7.1 million, or 0.3% of net revenues, for the first six months of 2026 from $13.6 million, or 0.7% of net revenues, for the first six months of 2025. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue and is based upon the current slate of entertainment projects.
Royalties – Royalties for the first six months of 2026 increased to $167.6 million, or 7.8% of net revenues, compared to $141.5 million, or 7.6% of net revenues, for the first six months of 2025. The increase in Royalties for the first six months of 2026 was directly driven by an increase in sales relating to Magic: The Gathering Universes Beyond sets, such as Teenage Mutant Ninja Turtles and Marvel Super Heroes, as well as increased toy and game sales on licensed brands such as Marvel and Star Wars.
Product development – Product development expense for the first six months of 2026 was $171.6 million, or 8.0% of net revenues, compared to $158.0 million, or 8.5% of net revenues, for the first six months of 2025. The increase in Product development expense during the first six months of 2026 was primarily due to the Company's higher incremental investment in the developments of Grow Brands under the Company's Playing to Win strategy.
Advertising – Advertising expense for the first six months of 2026 was $135.2 million, or 6.3% of net revenues, compared to $119.0 million, or 6.4% of net revenues, for the first six months of 2025. The Advertising expense increase during the first six months of 2026 was primarily driven by additional spend necessary to support top line growth opportunities within the Grow Brands category, specifically within the Wizards of the Coast and Digital Gaming segment.
Amortization of intangibles – Amortization of intangible assets decreased to $29.2 million, or 1.4% of net revenues, for the first six months of 2026, as compared to $34.2 million, or 1.8% of net revenues, for the first six months of 2025. The amortization expense was driven by the straight-line amortization of the Company's definite-lived intangible assets.
Impairment of goodwill – During the first six months of 2025, the Company recorded a $1,021.9 million non-cash goodwill impairment charge associated with goodwill assigned to reporting units within the Company's Consumer Products segment. There was no such impairment charge recorded during the first six months of 2026.
Loss on disposal of business – During the first six months of 2025, the Company recorded a $25.0 million loss on disposal of business associated with the divestiture of the Company's non-core film and TV business (the "eOne Film and TV business") within the Entertainment segment. No such charges were recorded during the first six months of 2026.

Selling, distribution and administration – Selling, distribution and administration expenses increased to $597.8 million, or 27.9% of net revenues for the first six months of 2026, from $552.4 million, or 29.6% of net revenues, for the first six months of 2025. The increase in Selling, distribution and administration expenses during the first six months of 2026 was primarily the result of a one-time $56.4 million non-cash impairment charge related to the Company's decision to refocus the Digital Games portfolio, which included the cancellation of certain titles scheduled for release in 2028 and beyond, as well as $10.8 million of incremental operating costs incurred as a result of the unauthorized network access, partially offset by benefits from cost savings initiatives that have occurred over the last 12 months.
Operating profit (loss) – Operating profit for the first six months of 2026 was $522.8 million, or 24.4% of net revenues, compared to an operating loss of $627.5 million, or 33.6% of net revenues, for the first six months of 2025 driven by the factors discussed above.
NON-OPERATING EXPENSE
Interest expense – Interest expense for the first six months of 2026 totaled $88.3 million compared to $82.2 million in the first six months of 2025. Higher interest expense in 2026 is primarily the result of an increase in outstanding debt driven by issuance of the 2031 Notes, partially offset by debt repurchases of the Company's outstanding 2027, 2040, and 2044 Notes.
Interest income – Interest income was $23.0 million for the first six months of 2026, compared to $14.3 million in the first six months of 2025. Higher Interest income in 2026 primarily reflects the Company's cash balance and investments in treasury securities, which were substantially higher in 2026 as compared to 2025.
Other expense (income), net – Other expense (income), net resulted in expense of $4.7 million for the first six months of 2026, compared to income of $17.3 million in the first six months of 2025. The change in Other expense (income), net during 2026 was driven primarily by variations in the movement of foreign currencies in the first six months of 2026 when compared to the first six months of 2025.
INCOME TAXES
Income tax expense totaled $92.0 million on a pre-tax income of $452.8 million in the first six months of 2026 compared to an income tax expense of $77.1 million on pre-tax loss of $678.1 million in the first six months of 2025. Both periods were impacted by discrete tax events.
During the first six months of 2026, the Company recorded a net discrete tax benefit of $9.8 million primarily associated with share-based compensation. During the first six months of 2025, the Company recorded a non-cash goodwill impairment within the Consumer Products segment of $1,021.9 million and an unfavorable adjustment to the Loss on disposal of the eOne Film and TV business of $25.0 million. Neither adjustment had a corresponding tax benefit. The Company also recorded a net discrete tax benefit of $6.2 million, primarily associated with the release of a valuation allowance.
Absent discrete items, the tax rates for the first six months of 2026 and 2025 were 22.5% and 22.6%, respectively. The decrease in the base rate for the first six months of 2026 relative to the first six months of 2025 is primarily due to the mix of jurisdictions where the Company earned its profits.

SEGMENT RESULTS
The following table presents net external revenues and operating profit (loss) for the Company's reportable segments for the six months ended June 28, 2026 and June 29, 2025:

	Six Months Ended
	June 28, 2026	June 29, 2025	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$1,245.8	$984.5	26.5%
Consumer Products	860.9	840.7	2.4%
Entertainment	33.1	42.7	(22.5)%
Total net revenues	$2,139.8	$1,867.9	14.6%

Operating profit (loss):
Wizards of the Coast and Digital Gaming	$567.7	$471.8	20.3%
Consumer Products	(62.0)	(1,073.5)	(94.2)%
Entertainment(1)	22.9	(4.9)	NM
Corporate and Other	(5.8)	(20.9)	(72.2)%
Total Operating profit (loss)(1)	$522.8	$(627.5)	NM
(1) % Change is not meaningful ("NM") for these segments
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category:

	Six Months Ended
	June 28, 2026	June 29, 2025	% Change
Tabletop Gaming	$989.0	$750.1	31.8%
Digital and Licensed Gaming	256.8	234.4	9.6%
Net revenues	$1,245.8	$984.5	26.5%
Wizards of the Coast and Digital Gaming segment net revenues increased 26.5% in the first six months of 2026 to $1,245.8 million from $984.5 million in the first six months of 2025. Tabletop Gaming revenue increased 31.8% behind growth in Magic: The Gathering, primarily due to strong demand for Lorwyn Eclipsed and Secrets of Strixhaven, as well as Universes Beyond sets such as Teenage Mutant Ninja Turtles and Marvel Super Heroes. This growth was accompanied by an increase in digital licensing revenue related to Monopoly Go!, which contributed $85.7 million of revenue during the year.
Wizards of the Coast and Digital Gaming segment operating profit was $567.7 million, or 45.6% of segment net revenues for the first six months of 2026, compared to operating profit of $471.8 million, or 47.9% of segment net revenues, for the first six months of 2025. The operating profit increase during the first six months of 2026 was primarily driven by increased net revenues, as discussed above. Operating margin decreased during the first six months of 2026, primarily driven by a one-time $56.4 million non-cash impairment charge related to the Company's decision to refocus the Digital Games portfolio, which included the cancellation of certain titles scheduled for release in 2028 and beyond.

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region:

	Six Months Ended
	June 28, 2026	June 29, 2025	% Change
North America	$492.4	$467.4	5.3%
Europe	192.5	180.7	6.5%
Asia Pacific	107.0	117.4	(8.9)%
Latin America	69.0	75.2	(8.2)%
Net revenues	$860.9	$840.7	2.4%
The Consumer Products segment net revenues increased 2.4% to $860.9 million for the first six months of 2026 compared to $840.7 million for the first six months of 2025 primarily driven by broader industry trends and timing of retail orders. The net revenue increase primarily reflects higher toy and game revenues, particularly for certain Grow Brands such as Marvel and Star Wars, which were positively impacted by a rise in demand in advance of major theatrical releases throughout 2026 with no comparable releases in the prior year. The increase in toy and game revenues was partially offset by a decrease in licensing revenues, primarily attributable to the lapping of licensing revenue related to My Little Pony, which decreased $10.8 million.
Consumer Products segment operating loss for the first six months of 2026 was $62.0 million, or 7.2% of segment net revenues, compared to a segment operating loss of $1,073.5 million, or 127.7% of segment net revenues, for the first six months of 2025. The change in operating loss in the first six months of 2026 was primarily driven by the non-cash goodwill impairment charge of $1,021.9 million recorded during 2025, offset by tariff costs in 2026 of approximately $14.5 million.
Entertainment Segment
The following table presents Entertainment segment net revenues by category:

	Six Months Ended
	June 28, 2026	June 29, 2025	% Change
Family Brands	$30.4	$36.9	(17.6)%
Film and TV	2.7	5.8	(53.4)%
Net revenues	$33.1	$42.7	(22.5)%
Entertainment segment net revenues decreased 22.5% to $33.1 million for the first six months of 2026, compared to $42.7 million for the first six months of 2025. The net revenue decrease in the Entertainment segment during the first six months of 2025 was driven primarily by timing of entertainment streaming renewals and other content deals.
Entertainment segment operating profit was $22.9 million, or 69.2% of segment net revenues, for the first six months of 2026, compared to an operating loss of $4.9 million, or 11.5% of segment net revenues, for the first six months of 2025. The increase in operating profit in the Entertainment segment during the first six months of 2026 was driven by the non-recurring $25.0 million Loss on disposal of business that was recorded in 2025.
Corporate and Other
Corporate and Other operating loss was $5.8 million for the first six months of 2026 compared to an operating loss of $20.9 million for the first six months of 2025. The operating loss in the first six months of 2026 was lower when compared to the operating loss in the first six months of 2025 as a result of benefits from cost saving initiatives that have occurred over the last 12 months, partially offset by incremental costs incurred related to the unauthorized network access described above.

OTHER INFORMATION
Commitments and Contingencies
Refer to Item 7 of our 2025 Form 10-K for additional information regarding the Company’s cash obligations and commitments as of the end of fiscal year 2025. Additionally, refer to Note 16, Commitments and Contingencies, to the consolidated financial statements for a discussion of the Company’s commitments and contingencies. Contractual obligations and commercial commitments, as detailed in the Company's 2025 Form 10-K, did not materially change outside of certain payments made in the normal course of business and as otherwise set forth in this report.
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
The impact of tariffs recognized by the Company in Cost of sales was approximately $17.7 million during the first six months of 2026. Significant changes in trade policy announced by the U.S. government could adversely impact our forward-looking financial results, including the timing and extent of cash flows based upon timing in customer buying patterns and changes in our supply chain sourcing strategies. As of June 28, 2026, no application related to refunds of amounts paid to date had been submitted to the CBP. In the third quarter of 2026, we made our first application to the CBP seeking a refund for a majority of the IEEPA tariffs we paid, and we plan to submit additional applications later this year when we are permitted. The ultimate timing and amounts received is uncertain and subject to processing by the CBP. These amounts could impact our results in 2026.
As of June 28, 2026, the Company's cash and cash equivalents totaled $880.5 million and the Company's Short-term investments totaled $497.7 million. The majority of the Company’s cash and cash equivalents held outside of the United States as of June 28, 2026 are denominated in the U.S. dollar.
Under the Company’s commercial paper program, at the request of the Company and subject to market conditions, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The Company intends to use the commercial paper program as its primary short-term borrowing facility. As of June 28, 2026, the Company had no outstanding borrowings related to the commercial paper program.
On February 20, 2026, the Company entered into a Fourth Amended and Restated Revolving Credit Agreement which amended and restated the third amended and restated revolving credit agreement to extend the maturity date through February 20, 2031 and reduce the aggregate principal amount to $1.1 billion. The revolving credit facility also provides for a potential additional incremental commitment increase of up to $550.0 million subject to agreement of the lenders. The Company's revolving credit facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of June 28, 2026. The Company had no borrowings outstanding under its revolving credit facility as of June 28, 2026. However, letters of credit outstanding under this facility as of June 28, 2026 were approximately $3.3 million. Amounts available and unused under the revolving credit facility at June 28, 2026 were approximately $1.1 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $7.4 million was utilized as of June 28, 2026. Of the amount utilized under, or supported by, the uncommitted lines, the full $7.4 million represented letters of credit.
As of June 28, 2026, the Company had $3.6 billion of long-term debt due at varying times from 2026 through 2044. Of the total principal amount of long-term debt, $497.0 million is current as of June 28, 2026 which represents the Company's 3.55% fixed-rate notes due November 2026.
In March 2026, the Company issued an aggregate of $400.0 million in senior unsecured debt securities that bear a fixed interest rate of 4.65% due 2031 (the "2031 Notes"). The 2031 Notes were issued with an original issuance discount of $0.6 million and the Company capitalized $3.7 million of debt issuance costs. The original issuance discount and debt issuance costs will be amortized over the term of the 2031 Notes. As of June 28, 2026, the

Company has invested the proceeds from the 2031 Notes into Short-term investments that is expected to be utilized to repay the 2026 Notes, while simultaneously using any excess funds to repurchase longer-dated outstanding debt.
From time to time, the Company or its affiliates may seek to retire or purchase outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During 2026, the Company has repurchased $125.0 million of outstanding debt.
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
The amount of obligations confirmed under the supplier finance program that remain unpaid by the Company were $56.5 million, $67.8 million, and $45.7 million as of June 28, 2026, June 29, 2025 and December 28, 2025, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
Cash Flow
The following table summarizes the changes in the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 28, 2026	June 29, 2025
Net cash provided (utilized) by:
Operating activities	$604.4	$209.4
Investing activities	$(524.6)	$(89.2)
Financing activities	$23.5	$(274.6)
Net cash provided by Operating activities in the first six months of 2026 was $604.4 million compared to $209.4 million in the first six months of 2025. The $395.0 million increase in net cash provided by Operating activities after adjusting for non-cash items, was primarily attributable to improved operating results, as well as changes in net working capital, specifically the collection of Accounts receivable, which was a direct result of sales growth in 2025, as well as a non-recurring $57.4 million repatriation tax payment that occurred in 2025
Net cash utilized by Investing activities was $524.6 million in the first six months of 2026 compared to $89.2 million in the first six months of 2025. Additions to property, plant and equipment and software was $41.2 million and $54.0 million in the first six months of 2026, respectively, compared to $29.9 million and $61.8 million in the first six months of 2025, respectively. Additionally, purchases of Short-term investments of $423.0 million, which represent prefunding of future debt maturities with U.S. Treasury securities, occurred in the first six months of 2026, compared to net purchases of Short-term Investments of $10.0 million in the first six months of 2025. The level of purchases during 2026 was impacted by the intent to utilize the investments, together with available cash, to repay indebtedness of the Company that is due in November 2026.
Net cash provided by Financing activities was $23.5 million in the first six months of 2026 compared to net cash utilized by Financing activities of $274.6 million in the first six months of 2025. The primary source of cash inflows during first six months of 2026 was $399.4 million of proceeds from the issuance of the 2031 Notes, offset by dividends paid of $197.6 million, repayments of long-term debt of $123.3 million, and $44.7 million of payments related to tax withholdings for share compensation coinciding with equity award vesting activity. Share repurchases during the first six months of 2026 include $41.5 million or 474,667 shares of Common Stock under a share repurchase authorization approved by the Company's Board of Directors in February 2026. As of June 28, 2026, there is $958 million remaining on the authorization. Financing activities in the first six months of 2025 included dividends paid of $196.0 million, repayments of long-term debt of $60.5 million, and $19.9 million of payments related to tax withholdings for share compensation coinciding with equity award vesting activity.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. We believe that at June 28, 2026, there has been no material change to this information.
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
The Company reflects all derivative financial instruments at their fair value as an asset or liability on the Consolidated Balance Sheets. The Company does not speculate in foreign currency exchange contracts. Refer to Note 14, Derivative Financial Instruments, to the Company’s consolidated financial statements for further details on the Company's derivative financial instruments.
As of June 28, 2026, the Company had fixed-rate debt of $3.6 billion.
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

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 28, 2026. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
In late March 2026, the Company identified unauthorized access to its network. Upon discovery, the Company promptly activated its security incident response protocols, implemented containment measures, including proactively taking certain systems offline, and launched an investigation with the assistance of third-party cybersecurity professionals. Simultaneously, the Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in disruptions to the Company's standard business operations and internal control over financial reporting during the second quarter. During the disruptions caused by the unauthorized access, the Company deployed additional manual controls in response to preventatively taking certain systems offline to maintain our internal control over financial reporting. As of June 28, 2026, the Company's standard business operations and internal control over financial reporting have resumed and are operating consistent with our pre-incident internal control over financial reporting.
Other than the additional interim controls and procedures implemented in connection with the execution of the Company's existing business continuity plans as a result of the unauthorized access discussed above, there were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
We and our third-party manufacturers and other business partners maintain significant amounts of data electronically in locations around the world and in the cloud. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We and our partners maintain systems and processes designed to protect this data, but notwithstanding such protective systems and processes, there have been, and in the future may be, intrusions, cyber-attacks, tampering, or other unauthorized access, whether intentional or unintentional, that have compromised, and could in the future, compromise the integrity and privacy of this data. Intrusions, cyber-attacks, tampering, and other unauthorized access continue to increase in frequency, sophistication and intensity, and are becoming increasingly difficult to detect and prevent. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Intrusions, cyber-attacks, tampering, and other unauthorized access could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, artificial intelligence, the use of social engineering and other means to affect the confidentiality, integrity and availability of our or third-party technology systems and data. Intrusions, cyber-attacks, tampering, and other unauthorized access could also include supply chain attacks, which could cause a delay in the manufacturing of our products. In addition, we provide confidential and proprietary information to our third-party manufacturers and business partners to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, those manufacturers and partners may also be subject to data intrusion or otherwise compromise the protection of such data. The risk of data loss or breaches is heightened during uncertain economic times, changes in business strategy and reductions in workforce. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems, or those of our third party manufacturers and other business partners, as well as any related security incident response, containment, remediation, or mitigation efforts, could substantially disrupt our operations, result in delays of shipping products, result in delays in making or receiving payments, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and/or result in a loss of business that could be material.
For example, in late March 2026, we identified unauthorized access to our network. Upon discovery, we promptly activated our security incident response protocols, implemented containment measures, including proactively taking certain systems offline, and launched an investigation with the assistance of third-party cybersecurity professionals. As of June 28, 2026, the unauthorized access has been contained and the Company has fully restored our systems and returned to standard business operations.
Any further incidents of unauthorized access could result in adverse effects on our business, operations, financial results, and financial reporting; and any further impacts related to the unauthorized access or other similar unauthorized activity may result in increased costs, including from any legal proceedings. For more information, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Unauthorized Network Access” and Note 2 "Unauthorized Network Access."
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
During the three months ended June 28, 2026, the Company's discretionary share repurchases, in millions of dollars except shares and per share data, were as follows:

2026 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Authorization	Total Remaining Authorization
March 30 to April 26	95,620	$92.0	95,620	$983
April 27 to May 31	—	$—	—	$983
June 1 to June 28	296,488	$84.2	296,488	$958
	392,108	$86.1	392,108
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 28, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c) of Regulation S-K.

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

4.10
Eighth Supplemental Indenture dated as of March 12, 2026, among Hasbro, Inc., The Bank of New York Mellon Trust Company, N.A. (as successor trustee to The Bank of Nova Scotia Trust Company of New York) and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 12, 2026, File No. 1-6682)

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

HASBRO, INC.
(Registrant)

Date: July 30, 2026	By: /s/ Gina Goetter
Gina Goetter
Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial and Principal Accounting Officer)