Form 10-Q
period 2026-09-27
HASBRO, INC.
filed 2026-10-29
CIK 46080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  [x]
The number of shares of Common Stock, par value $.50 per share, outstanding as of October 23, 2026 was 139,862,589.

Hasbro, Inc.
Form 10-Q
For the Quarter Ended September 27, 2026

Special Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which may be identified by the use of forward-looking words or phrases, include statements relating to: our business strategies and plans; products, gaming and entertainment; anticipated cost savings; expected debt repayments and share repurchases; expected impact of tariffs, and the amount, timing and recoverability of tariff refunds; anticipated impact of moving our Rhode Island operations to Boston, Massachusetts; expectations relating to the impact of unauthorized access to the Company’s network, including on our financial condition and results of operations, findings from our investigation into the unauthorized access, the effectiveness of our containment and remediation efforts, costs and expenses and any insurance recoveries; expected impact of newly issued accounting pronouncements and tax legislation; pending legal proceedings; the anticipated impact of new or proposed laws and regulations, including those governing artificial intelligence and children's privacy and safety; financial targets; and expectations for our future performance. Our actual actions or results may differ materially from those expected or anticipated in the forward-looking statements due to both known and unknown risks and uncertainties.
Factors that might cause such a difference include, but are not limited to:
•our ability to successfully implement and execute on our "Playing to Win" business strategy;
•our ability to successfully compete in the play industry and further develop our digital gaming, licensing and consumer products businesses and partnerships;
•our ability to continually introduce new and innovative products that are accepted by consumers, particularly for brands such as Magic: The Gathering in which we have seen an increasing concentration of our sales and profits;
•risks associated with the imposition, threat, or uncertainty of tariffs in markets in which we operate; imposition of tariffs could increase our product costs and other costs of doing business, result in higher prices of our products, impact consumer spending, lower our revenues, result in delays or reductions in purchases from our customers, result in goodwill impairments, reduce earnings and otherwise have an adverse impact on our business;
•risks relating to the recovery of previously paid International Emergency Economic Powers Act ("IEEPA") tariffs, including the amount and timing of refunds, and the risk that refunds we have recognized or expect to receive are delayed, reduced or not received;
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
•risk or disruption to our business affecting our ability to protect our assets and intellectual property, including as a result of infringement, theft, misappropriation, cyber-attacks, the unauthorized use of our intellectual property to develop or train artificial intelligence models, or other acts compromising the integrity of our assets or intellectual property or systems, as well as risks relating to the ownership and enforceability of rights in content developed with the assistance of artificial intelligence;
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
•risks related to political, economic and public health conditions or regulatory changes in the markets in which we and our employees, customers, partners, licensees, suppliers and manufacturers operate, such as inflation, fluctuating interest rates, tariffs, higher commodity prices, unionization, labor strikes, labor costs or transportation costs, or outbreaks of illness or disease, the occurrence of which could create work slowdowns, delays or shortages in production or shipment of products, increases in costs, reduced purchasing power or less discretionary income, or losses and delays in revenue and earnings;
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
•risks relating to new and evolving laws and regulations governing artificial intelligence, children’s privacy and online safety, including state legislation specifically regulating artificial intelligence features in products marketed to or used by children, which may require pre-market assessments, restrict data collection or product functionality, impose civil penalties or product recalls, vary across jurisdictions, increase our compliance costs, delay or prevent product launches or limit the features we are able to offer;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
HASBRO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Millions of Dollars Except Share Data)
(Unaudited)

	September 27, 2026	September 28, 2025	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$850.7	$620.9	$776.6
Short-term investments	576.2	—	105.4
Accounts receivable, net	1,110.3	995.2	1,059.8
Inventories	358.9	396.7	259.8
Prepaid expenses and other current assets	343.1	397.2	382.1
Total current assets	3,239.2	2,410.0	2,583.7
Property, plant and equipment, net of accumulated depreciation of $1,107.8, $1,075.8 and $1,060.0	460.9	243.0	247.8
Goodwill	1,256.3	1,256.5	1,256.7
Other intangible assets, net of accumulated amortization of $454.8, $476.1 and $412.2	412.0	470.9	456.7
Other assets	1,036.5	1,141.4	1,007.1
Total assets	$6,404.9	$5,521.8	$5,552.0
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$893.9	$—	$497.0
Accounts payable	449.5	381.4	335.4
Accrued liabilities	970.2	1,032.2	1,038.7
Total current liabilities	2,313.6	1,413.6	1,871.1
Long-term debt	2,616.4	3,318.8	2,767.9
Other liabilities	536.7	355.6	347.5
Total liabilities	5,466.7	5,088.0	4,986.5
Commitments and contingencies (Note 16)
Shareholders' equity:
Preference stock of $2.50 par value. Authorized 5,000,000 shares; none issued	—	—	—
Common stock of $0.50 par value. Authorized 600,000,000 shares; 220,286,736 shares issued	110.1	110.1	110.1
Additional paid-in capital	2,756.6	2,670.4	2,695.4
Retained earnings	2,007.2	1,452.4	1,554.1
Accumulated other comprehensive loss	(210.7)	(222.4)	(217.5)
Treasury stock, at cost; 80,172,627 shares; 79,963,865 shares; and 79,901,615 shares, respectively	(3,749.6)	(3,604.1)	(3,603.6)
Noncontrolling interests	24.6	27.4	27.0
Total shareholders' equity	938.2	433.8	565.5
Total liabilities, noncontrolling interests and shareholders' equity	$6,404.9	$5,521.8	$5,552.0
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Millions of Dollars Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$1,451.0	$1,234.9	$3,317.9	$2,821.1
Licensing revenue	144.3	152.6	417.2	434.3
Net revenues	1,595.3	1,387.5	3,735.1	3,255.4
Costs and expenses:
Cost of sales	384.8	414.3	893.3	844.1
Program cost amortization	5.4	7.4	12.5	21.0
Royalties	142.1	114.3	309.7	255.8
Product development	103.4	97.6	275.0	255.6
Advertising	96.2	108.3	231.4	227.3
Amortization of intangible assets	14.6	17.2	43.8	51.4
Impairment of goodwill (Note 7)	—	—	—	1,021.9
Loss on disposal of business	—	—	—	25.0
Selling, distribution and administration	331.5	287.3	929.3	839.7
Total costs and expenses	1,078.0	1,046.4	2,695.0	3,541.8
Operating profit (loss)	517.3	341.1	1,040.1	(286.4)
Non-operating expense:
Interest expense	42.7	40.8	131.0	123.0
Interest income	(14.6)	(6.3)	(37.6)	(20.6)
Other expense (income), net	0.1	1.4	4.8	(15.9)
Total non-operating expense, net	28.2	35.9	98.2	86.5
Earnings (loss) before income taxes	489.1	305.2	941.9	(372.9)
Income tax expense	94.1	71.3	186.1	148.4
Net earnings (loss)	395.0	233.9	755.8	(521.3)
Net earnings attributable to noncontrolling interests	0.5	0.7	2.0	2.7
Net earnings (loss) attributable to Hasbro, Inc.	$394.5	$233.2	$753.8	$(524.0)

Net earnings (loss) per common share:
Basic	$2.80	$1.66	$5.34	$(3.74)
Diluted	$2.77	$1.64	$5.27	$(3.74)

Cash dividends declared	$0.70	$0.70	$2.10	$2.10
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net earnings (loss)	$395.0	$233.9	$755.8	$(521.3)
Other comprehensive earnings (loss):
Foreign currency translation adjustments	0.3	2.3	(2.5)	36.6
Unrealized holding losses on available-for-sale securities, net of tax	(0.6)	—	(0.5)	—
Changes in unrecognized pension amounts, net of tax	—	—	(0.2)	—
Net (losses) gains on hedging activities, net of tax	(0.4)	1.3	3.8	(11.8)
Reclassifications to earnings, net of tax:
Net losses (gains) on hedging activities	2.0	0.7	6.3	(0.7)
Amortization of unrecognized pension and postretirement amounts	(0.1)	(0.1)	(0.1)	(0.1)
Other comprehensive earnings, net of tax	1.2	4.2	6.8	24.0
Total comprehensive earnings (loss), net of tax	396.2	238.1	762.6	(497.3)
Total comprehensive earnings attributable to noncontrolling interests	0.5	0.7	2.0	2.7
Total comprehensive earnings (loss) attributable to Hasbro, Inc.	$395.7	$237.4	$760.6	$(500.0)
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Millions of Dollars)
(Unaudited)

	Nine months ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net earnings (loss)	$755.8	$(521.3)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	50.4	55.7
Loss on disposal of business	—	25.0
Impairment of goodwill	—	1,021.9
Impairment of capitalized software	56.4	—
Inventory obsolescence	30.7	25.9
Amortization of intangible assets	43.8	51.4
Program cost amortization	12.5	21.0
Deferred income taxes	19.2	71.5
Share-based compensation	68.5	55.5
Other non-cash items	4.2	9.2
Change in operating assets and liabilities:
Net change in accounts receivable	(59.3)	(74.1)
Net change in inventories	(131.2)	(135.6)
Net change in prepaid expenses and other current assets	(5.1)	(76.1)
Program production costs	(5.9)	(7.2)
Net change in accounts payable and accrued liabilities	51.2	27.2
Change in net deemed repatriation tax	—	(57.4)
Other	16.1	(2.6)
Net cash provided by operating activities	907.3	490.0
Cash flows from investing activities:
Additions to property, plant and equipment	(70.7)	(49.6)
Additions to software development	(77.8)	(98.6)
Purchases of investments	(472.7)	(55.2)
Other	2.8	11.6
Net cash utilized by investing activities	(618.4)	(191.8)
Cash flows from financing activities:
Proceeds from borrowings	399.4	—
Repayments of borrowings	(152.5)	(63.5)
Payments of financing costs	(5.5)	—
Share-based compensation transactions	40.2	8.9
Payments related to tax withholding for share-based compensation	(46.9)	(21.8)
Dividends paid	(296.1)	(294.2)
Repurchases of common stock	(149.3)	—
Other	(3.8)	(4.5)
Net cash utilized by financing activities	(214.5)	(375.1)
Effect of exchange rate changes on cash	(0.3)	2.8
Net increase (decrease) in cash, cash equivalents and restricted cash	74.1	(74.1)
Cash, cash equivalents and restricted cash at beginning of year	776.6	695.0
Cash, cash equivalents and restricted cash at end of period	$850.7	$620.9
Supplemental information
Interest paid	$113.1	$108.1
Income taxes paid, net	$82.5	$175.6
See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(Millions of Dollars)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders' Equity
Balance, December 28, 2025	$110.1	$2,695.4	$1,554.1	$(217.5)	$(3,603.6)	$27.0	$565.5
Net earnings	—	—	198.4	—	—	1.1	199.5
Other comprehensive earnings, net of tax	—	—	—	0.1	—	—	0.1
Share-based compensation transactions	—	(9.3)	—	—	5.7	—	(3.6)
Share-based compensation expense	—	21.1	—	—	—	—	21.1
Repurchases of common stock	—	—	—	—	(7.7)	—	(7.7)
Dividends declared	—	1.5	(100.0)	—	—	—	(98.5)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(2.2)	(2.2)
Balance, March 29, 2026	110.1	2,708.7	1,652.5	(217.4)	(3,605.6)	25.9	674.2
Net earnings	—	—	160.9	—	—	0.4	161.3
Other comprehensive earnings, net of tax	—	—	—	5.5	—	—	5.5
Share-based compensation transactions	—	(1.4)	—	—	(0.5)	—	(1.9)
Share-based compensation expense	—	24.9	—	—	0.4	—	25.3
Repurchases of common stock	—	—	—	—	(33.8)	—	(33.8)
Dividends declared	—	1.4	(100.5)	—	—	—	(99.1)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.2)	(1.2)
Balance, June 28, 2026	110.1	2,733.6	1,712.9	(211.9)	(3,639.5)	25.1	730.3
Net earnings	—	—	394.5	—	—	0.5	395.0
Other comprehensive earnings, net of tax	—	—	—	1.2	—	—	1.2
Share-based compensation transactions	—	(0.8)	—	—	0.1	—	(0.7)
Share-based compensation expense	—	22.1	—	—	—	—	22.1
Repurchases of common stock	—	—	—	—	(110.2)	—	(110.2)
Dividends declared	—	1.7	(100.2)	—	—	—	(98.5)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.0)	(1.0)
Balance, September 27, 2026	$110.1	$2,756.6	$2,007.2	$(210.7)	$(3,749.6)	$24.6	$938.2

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Shareholders' Equity
Balance, December 29, 2024	$110.1	$2,632.2	$2,274.2	$(246.4)	$(3,612.5)	$27.4	$1,185.0
Net earnings	—	—	98.6	—	—	0.9	99.5
Other comprehensive earnings, net of tax	—	—	—	6.8	—	—	6.8
Share-based compensation transactions	—	(19.3)	—	—	5.6	—	(13.7)
Share-based compensation expense	—	18.4	—	—	—	—	18.4
Dividends declared	—	0.6	(98.4)	—	—	—	(97.8)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.7)	(0.7)
Balance, March 30, 2025	110.1	2,631.9	2,274.4	(239.6)	(3,606.9)	27.6	1,197.5
Net (loss) earnings	—	—	(855.8)	—	—	1.1	(854.7)
Other comprehensive earnings, net of tax	—	—	—	13.0	—	—	13.0
Share-based compensation transactions	—	(1.3)	—	—	0.6	—	(0.7)
Share-based compensation expense	—	12.5	—	—	0.4	—	12.9
Dividends declared	—	1.1	(99.3)	—	—	—	(98.2)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(0.1)	(0.1)
Balance, June 29, 2025	110.1	2,644.2	1,319.3	(226.6)	(3,605.9)	28.6	269.7
Net earnings	—	—	233.2	—	—	0.7	233.9
Other comprehensive earnings, net of tax	—	—	—	4.2	—	—	4.2
Share-based compensation transactions	—	0.1	—	—	1.8	—	1.9
Share-based compensation expense	—	24.2	—	—	—	—	24.2
Dividends declared	—	1.9	(100.1)	—	—	—	(98.2)
Distributions paid to noncontrolling owners and other foreign exchange	—	—	—	—	—	(1.9)	(1.9)
Balance, September 28, 2025	$110.1	$2,670.4	$1,452.4	$(222.4)	$(3,604.1)	$27.4	$433.8

See accompanying condensed notes to consolidated financial statements.

HASBRO, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)
(Unaudited)
(1)    Basis of Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position of Hasbro, Inc. and all consolidated subsidiaries ("Hasbro" or the "Company") as of September 27, 2026, September 28, 2025, and December 28, 2025, and the results of its operations and cash flows and shareholders' equity for the periods ended September 27, 2026 and September 28, 2025 in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and condensed notes thereto. Actual results could differ from those estimates.
The three months ended September 27, 2026 and September 28, 2025 were 13-week periods. The nine months ended September 27, 2026 and September 28, 2025 were 39-week periods.
The results of operations for the three and nine months ended September 27, 2026 are not necessarily indicative of results to be expected for the full year 2026, nor were those of the comparable 2025 periods representative of those actually experienced for the full year 2025.
These consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company filed with the SEC audited consolidated financial statements for the fiscal year ended December 28, 2025 in the Company's Annual Report on Form 10-K for the year ended December 28, 2025 ("2025 Form 10-K"), which includes all such information and disclosures and, accordingly, should be read in conjunction with the financial information included herein. Certain amounts have been reclassified to conform to current year presentation. Prior period amounts have been reclassified to present licensing revenue separately from net sales in the Consolidated Statements of Operations. The reclassification had no effect on total net revenues, operating profit (loss), net earnings (loss) or shareholders’ equity.
Significant Accounting Policies
The Company's significant accounting policies are summarized in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's 2025 Form 10-K. We believe that at September 27, 2026, there has been no material change to this information except as noted below.
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
We evaluate the future recoverability of capitalized software development costs on a quarterly basis. For titles that have been released to the general public, recoverability is primarily assessed based on the title's actual performance and expected future performance. For titles that are scheduled to be released in the future, recoverability is evaluated based on the expected performance of the specific titles to which the cost relates. When we determine that capitalized costs of the title are unlikely to be recovered by product sales or when we decide to abandon a project, an impairment or write-off of software development costs capitalized is charged in the period in which such determination is made.
Write-offs of unreleased titles are recorded within Selling, distribution and administration in the Company's accompanying Consolidated Statements of Operations. During the nine months ended September 27, 2026, the Company recorded a $56.4 million non-cash impairment charge related to the Company's decision to refocus the Digital Games portfolio, which included the cancellation of certain titles scheduled for release in 2028 and beyond. The Company did not write-off any unreleased titles in the three and nine months ended September 28, 2025.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Tariffs
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized. Subsequently, on March 4, 2026, the U.S. Court of International Trade ("CIT") ordered U.S. Customs and Border Protection ("CBP") to refund all previously collected IEEPA tariffs, including applicable interest. Pursuant to a court order from the CIT, the CBP developed and implemented a process to facilitate refunds through its Consolidated Administration and Processing of Entries ("CAPE") system, launching Phase 1 on April 20, 2026 and Phase 2 on June 29, 2026, with Phase 3 expected to launch during the fourth quarter.
Based on the nature, timing and liquidation status of the IEEPA tariffs previously collected from Hasbro by the CBP, Hasbro submitted refund claims totaling $44.2 million within CAPE during the three and nine months ended September 27, 2026, aligning with the launch of Phase 2 of CAPE within the third quarter. During the three and nine months ended September 27, 2026, Hasbro received $43.4 million of tariff refunds from the U.S. Department of Treasury associated with our claims under Phase 2, inclusive of $41.5 million of principal and $1.9 million of interest. The remainder of Phase 2 refunds outstanding, which reflects approximately $2.7 million of principal, is currently recorded as a receivable within Prepaid expenses and other current assets on the Consolidated Balance Sheets.
Based upon the U.S. Supreme Court's ruling, the related CIT proceedings, and the receipt of cash payment for substantially all of the Company's Phase 2 submissions, the Company has concluded that the recovery of the remaining previously incurred IEEPA tariffs, which are categorized in Phase 3, is probable. Accordingly, as of September 27, 2026, the Company has recorded a receivable of $10.3 million relating to the Phase 3 refunds within Prepaid expenses and other current assets on the Consolidated Balance Sheets. The estimate reflects the Company's judgment regarding the portion of previously recognized IEEPA tariffs expected to be recoverable through the refund process administered by CBP and it may be subject to change based on the ultimate resolution of refund claims. The ultimate amount of recoveries may differ from the Company's estimates, based on additional guidance from CBP, the resolution of specific entry-level claims or other administrative developments. To the extent there are changes in the amounts of refund claims that are considered to be probable of collection, such changes will be recognized in the period in which the information impacting our assessment becomes known to the Company.
In connection with the above, Hasbro recorded a total of $54.5 million of tariff recoveries as a reduction to Cost of sales within the Consolidated Statements of Operations during the three and nine months ended September 27, 2026. In addition, $1.9 million of associated interest was recorded to Interest income within the Consolidated Statements of Operations during the three and nine months ended September 27, 2026.
The Company expects to receive the remaining $13.0 million of Phase 2 and Phase 3 IEEPA tariff refunds that are currently recorded as a receivable within the next six months, in addition to an insignificant amount of associated interest. The ultimate amount and timing of these remaining recoveries remain subject to CBP's administrative processing and resolution of related CIT proceedings.
Recently Adopted Accounting Pronouncements
During the three and nine months ended September 27, 2026, there were no recently adopted accounting standards that had a material effect on the Company’s financial statements.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The standard removes all references to the previously existing software development project stages and requires entities to start capitalizing software costs when management has authorized and committed funding to a software project and it is probable that the project will be completed with its intended functionality. The new standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively, retrospectively, or utilizing a modified transition approach. We are currently assessing the impact of this ASU on our consolidated financial statements.
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
The impacts of these system disruptions included order processing, shipping, and invoicing delays, resulting in a negative impact on net sales and operating profit during the second quarter, particularly within the Consumer Products segment. For the entirety of the third quarter, the Company was able to operate under pre-incident order processing, shipping, and invoicing practices.
The Company incurred incremental expenses of approximately $1.0 million and $11.8 million, respectively, during the three and nine months ended September 27, 2026 as a result of the unauthorized access, including for third-party IT recovery and forensic experts, professional services and other costs incurred to investigate and remediate the attack. The Company did not recognize any insurance proceeds during the three and nine months ended September 27, 2026 related to the unauthorized network access. The timing of recognizing insurance recoveries, if any, may differ from the timing of recognizing the associated expenses.
(3)    Revenue Recognition
Revenue is recognized when control of the promised goods, functional intellectual property or production is transferred to the customers or licensees, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The majority of the Company’s revenues are derived from sales of finished products to customers. In addition to revenues from sales of products, we separately record Licensing revenue, which represents royalties earned from the out-licensing of the Company’s trademarks, characters and other brand and intellectual property rights, including to digital gaming, merchandise and co-branding licensees and television station affiliates. Refer to Note 1, Summary of Significant Accounting Policies, of the Company's 2025 Form 10-K for the Company's revenue recognition accounting policy.
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
The opening and closing balances of contract assets and contract liabilities are as follows:

	September 27, 2026	September 28, 2025
Contract Assets:
Balance, beginning of period	$282.9	$241.4
Balance, end of period	$261.1	$266.9

Contract Liabilities:
Balance, beginning of period	$190.5	$236.8
Balance, end of period	$152.4	$213.5

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

For the nine months ended September 27, 2026, the Company recognized revenue of $119.6 million that was included in the December 28, 2025 contract liability balance. For the nine months ended September 28, 2025, the Company recognized revenue of $193.2 million that was included in the December 29, 2024 contract liability balance.
Unsatisfied Performance Obligations
As of September 27, 2026, revenue for unsatisfied performance obligations expected to be recognized in the future is $921.3 million, primarily for intellectual property to be made available in the future under existing agreements with merchandise and co-branding licensees and television station affiliates. Of this amount, we expect to recognize approximately $67.1 million in the remainder of 2026, $209.3 million in 2027, $161.8 million in 2028, and $483.1 million thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of intellectual property that are solely based on the sales of the licensee.
Accounts Receivable and Allowance for Credit Losses
The Company’s balance for accounts receivable on the Consolidated Balance Sheets as of September 27, 2026 and September 28, 2025 primarily represents billed amounts relating to contracts with customers. Unbilled amounts, typically relating to the minimum guarantees recognized in advance of contractual billing schedules, are recorded as contract assets within the Consolidated Balance Sheets. A summary of the related allowance for credit losses activity for accounts receivable and contract assets is as follows:

	Allowance for Credit Losses
	Accounts Receivable		Contract Assets
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Balance, beginning of period	$61.3	$25.8	$11.7	$7.4
Provisions/charges to income	15.1	29.7	1.1	4.2
Amounts charged off and other	(3.6)	(2.6)	2.5	(0.8)
Foreign currency impact	(0.1)	0.8	—	—
Balance, end of period	$72.7	$53.7	$15.3	$10.8
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
The following table represents consolidated Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Tabletop Gaming	$613.1	$441.8	$1,602.1	$1,191.9
Digital and Licensed Gaming	134.1	130.2	390.9	364.6
Net revenues	$747.2	$572.0	$1,993.0	$1,556.5

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

The following table represents consolidated Consumer Products segment net revenues by major geographic region:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
North America	$504.9	$483.0	$997.3	$950.4
Europe	181.1	181.1	373.6	361.8
Asia Pacific	66.6	61.2	173.6	178.6
Latin America	75.3	71.6	144.3	146.8
Net revenues	$827.9	$796.9	$1,688.8	$1,637.6
The following table represents consolidated Entertainment segment net revenues by category:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Family Brands	$18.4	$16.7	$48.8	$53.6
Film and TV	1.8	1.9	4.5	7.7
Net revenues	$20.2	$18.6	$53.3	$61.3
The following table represents consolidated net revenues by brand portfolio:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025(1)	September 27, 2026	September 28, 2025(1)
Grow Brands	$1,191.1	$968.2	$2,883.5	$2,369.6
Optimize Brands	266.1	255.3	544.7	546.0
Reinvent Brands	138.1	164.0	306.9	339.8
Net revenues	$1,595.3	$1,387.5	$3,735.1	$3,255.4
(1) During the first quarter of 2026, the classification of brands within these categories was reviewed and certain brands were reclassified based on changes in growth, profitability or other characteristics. As such, the respective historical revenues associated within these brands have been reclassified into the brands' new brand category.
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
During the nine months ended September 28, 2025, the Company was informed by Lionsgate of the satisfaction of the requirements under the agreement and the final holdback amount was settled, resulting in a $25.0 million Loss on disposal of business on the Consolidated Statements of Operations. During the nine months ended September 27, 2026, no further amounts were recorded to Loss on disposal of business.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(5)    Earnings (Loss) Per Common Share
Net earnings (loss) per share data was computed as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net earnings (loss) attributable to Hasbro, Inc.	$394.5	$233.2	$753.8	$(524.0)

Average shares outstanding	140.8	140.4	141.1	140.1
Effect of dilutive securities	1.7	1.8	1.9	—
Equivalent Shares	142.5	142.2	143.0	140.1

Net earnings (loss) attributable to Hasbro, Inc. per common share:
Basic	$2.80	$1.66	$5.34	$(3.74)
Diluted	$2.77	$1.64	$5.27	$(3.74)
For both the three and nine months ended September 27, 2026, 0.2 million of options and other share-based awards were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. For the three and nine months ended September 28, 2025, 0.5 million and 3.6 million of options and other share-based awards, respectively, were excluded from the calculation of diluted earnings per share because to include them would have been anti-dilutive. With respect to the nine months ended September 28, 2025, 2.9 million awards would have been included in the calculation of diluted shares had the Company not reported a net loss. Assuming that these options and other share-based awards were included, under the treasury stock method, this would have resulted in an additional 1.3 million shares being included in the diluted earnings per share calculation for the nine months ended September 28, 2025.
(6)    Other Comprehensive Earnings (Loss)
Components of Other comprehensive earnings (loss) are presented within the Consolidated Statements of Comprehensive Earnings (Loss), net of tax. Income tax effects are released from Accumulated other comprehensive loss ("AOCL") at the effective tax rate during the period in which the components are released.
Changes in the components of AOCL are as follows:

	Three Months Ended September 27, 2026
	Pension and Postretirement Amounts	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
Balance, June 28, 2026	$(7.4)	$(12.6)	$—	$(191.9)	$(211.9)
Other comprehensive earnings (loss), before reclassifications, before tax	—	(0.6)	(0.8)	0.3	(1.1)
Income tax expense	—	0.2	0.2	—	0.4
Other comprehensive earnings (loss), before reclassifications	—	(0.4)	(0.6)	0.3	(0.7)

Reclassification from AOCL to earnings, before tax	(0.1)	2.6	—	—	2.5
Income tax expense	—	(0.6)	—	—	(0.6)
Reclassifications from AOCL to earnings	(0.1)	2.0	—	—	1.9
Other comprehensive earnings (loss)	(0.1)	1.6	(0.6)	0.3	1.2
Balance, September 27, 2026	$(7.5)	$(11.0)	$(0.6)	$(191.6)	$(210.7)

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

	Nine Months Ended September 27, 2026
	Pension and Postretirement Amounts	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
Balance, December 28, 2025	$(7.2)	$(21.1)	$(0.1)	$(189.1)	$(217.5)
Other comprehensive earnings (loss), before reclassifications, before tax	(0.3)	4.2	(0.7)	(2.5)	0.7
Income tax expense	0.1	(0.4)	0.2	—	(0.1)
Other comprehensive earnings (loss), before reclassifications	(0.2)	3.8	(0.5)	(2.5)	0.6

Reclassification from AOCL to earnings, before tax	(0.1)	7.9	—	—	7.8
Income tax expense	—	(1.6)	—	—	(1.6)
Reclassifications from AOCL to earnings	(0.1)	6.3	—	—	6.2
Other comprehensive earnings (loss)	(0.3)	10.1	(0.5)	(2.5)	6.8
Balance, September 27, 2026	$(7.5)	$(11.0)	$(0.6)	$(191.6)	$(210.7)

	Three Months Ended September 28, 2025
	Pension and Postretirement Amounts	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
Balance, June 29, 2025	$(8.0)	$(23.6)	$(0.1)	$(194.9)	$(226.6)
Other comprehensive (loss) earnings, before reclassifications, before tax	—	1.7	—	2.3	4.0
Income tax benefit	—	(0.4)	—	—	(0.4)
Other comprehensive (loss) earnings, before reclassifications	—	1.3	—	2.3	3.6

Reclassification from AOCL to earnings, before tax	(0.1)	0.7	—	—	0.6
Income tax benefit	—	—	—	—	—
Reclassifications from AOCL to earnings	(0.1)	0.7	—	—	0.6
Other comprehensive (loss) earnings	(0.1)	2.0	—	2.3	4.2
Balance, September 28, 2025	$(8.1)	$(21.6)	$(0.1)	$(192.6)	$(222.4)

	Nine Months Ended September 28, 2025
	Pension and Postretirement Amounts	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Total AOCL
Balance, December 29, 2024	$(8.0)	$(9.1)	$(0.1)	$(229.2)	$(246.4)
Other comprehensive (loss) earnings, before reclassifications, before tax	—	(14.2)	—	36.6	22.4
Income tax benefit	—	2.4	—	—	2.4
Other comprehensive (loss) earnings, before reclassifications	—	(11.8)	—	36.6	24.8

Reclassification from AOCL to earnings, before tax	(0.1)	(1.0)	—	—	(1.1)
Income tax benefit	—	0.3	—	—	0.3
Reclassifications from AOCL to earnings	(0.1)	(0.7)	—	—	(0.8)
Other comprehensive (loss) earnings	(0.1)	(12.5)	—	36.6	24.0

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Balance, September 28, 2025	$(8.1)	$(21.6)	$(0.1)	$(192.6)	$(222.4)
Gains (Losses) on Derivative Instruments
As of September 27, 2026, the Company had remaining net deferred losses on foreign currency forward contracts, net of tax, of $0.4 million in AOCL. These instruments hedge payments related to inventory purchased in the nine months ended September 27, 2026 or forecasted to be purchased through 2028, intercompany expenses expected to be paid or received during 2026 and 2027 and cash receipts for sales made at the end of the third quarter of 2026 or forecasted to be made through 2028. These amounts will be reclassified into the Consolidated Statements of Operations upon the sale of the related inventory or recognition of the related sales or expenses.
In addition to foreign currency forward contracts, the Company entered into hedging contracts on future interest payments related to the 5.10% Notes due 2044. At the date of debt issuance, these contracts were terminated and the fair value on the date of settlement was deferred in AOCL and is being amortized to Interest expense over the life of the related Notes using the effective interest rate method. At September 27, 2026, deferred losses, net of tax, of $10.6 million related to these instruments remained in AOCL. For the three months ended September 27, 2026 and September 28, 2025, previously deferred losses, net of tax, of $0.1 million and $0.2 million, respectively, related to these instruments were reclassified from AOCL to net earnings. For the nine months ended September 27, 2026 and September 28, 2025, previously deferred losses, net of tax, of $2.2 million and $0.6 million, respectively, related to these instruments were reclassified from AOCL to net earnings.
Of the amounts included in AOCL at September 27, 2026, the Company expects net loss of approximately $0.2 million to be reclassified to the Consolidated Statements of Operations within the next twelve months. However, the amount ultimately realized in earnings is dependent on the fair value of the hedging instruments on the settlement dates.
Refer to Note 14, Derivative Financial Instruments, to the consolidated financial statements for additional discussion on reclassifications from AOCL to earnings.
(7)    Goodwill
Changes in the carrying amount of goodwill, by operating segment, are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2026
Balance, December 28, 2025	$370.5	$561.0	$325.2	$1,256.7
Foreign exchange translation	(0.3)	(0.1)	—	(0.4)
Balance, September 27, 2026	$370.2	$560.9	$325.2	$1,256.3

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total
2025
Balance, December 29, 2024	$371.0	$1,582.0	$325.2	$2,278.2
Impairment of goodwill	—	(1,021.9)		(1,021.9)
Foreign exchange translation	(0.7)	0.9	—	0.2
Balance, September 28, 2025	$370.3	$561.0	$325.2	$1,256.5
We assess goodwill and other intangible assets with indefinite lives for impairment each year, or more frequently if events or changes in circumstances indicate an asset may be impaired. For goodwill and indefinite-lived intangible assets, our policy is to assess for impairment as of the beginning of each fiscal fourth quarter. The Company may perform a qualitative assessment and bypass the quantitative impairment testing process, if it is not more likely than not that the carrying value of a reporting unit exceeds its fair value. During the three and nine months ended September 27, 2026, there were no events or changes in circumstances necessitating an interim impairment test.
Due to increased tariffs, including reciprocal tariffs, announced by the U.S. government in April 2025, the escalation of ongoing trade policy disputes between international governments, the financial performance of certain reporting units being lower than previously forecasted, and other macroeconomic headwinds, in April 2025, the Company noted downward revisions to operating income and cash flow forecasts for certain of its reporting units within the Consumer Products and Entertainment segments. As a result, during the nine months ended September 28, 2025,

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

the Company performed an interim quantitative impairment test for the North America, Europe, Asia Pacific, and Latin America Consumer Products reporting units, as well as the Family Brands reporting unit within the Entertainment segment. Additionally, due to our ongoing transformation, we concluded that, as of the second quarter of 2025, the North America, Europe, Asia Pacific, and Latin America reporting units had similar economic characteristics and should be aggregated for purposes of testing goodwill for impairment. Our conclusion was based on a detailed analysis of the aggregation criteria set forth in FASB Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, and in FASB ASC Topic 350, Intangibles - Goodwill and Other. These reporting units serve similar clients and have similar products, and as of the second quarter of 2025 had similar sourcing and distribution methods that along with our ongoing transformation has resulted in similar economic characteristics.
As a result of the quantitative tests performed prior to and following the aggregation, in April 2025, the Company determined that the carrying values of our regional Consumer Products reporting units exceeded their expected fair values and recorded pre-tax non-cash impairment charges of $1,021.9 million within the Consolidated Statements of Operations for the nine months ended September 28, 2025. The fair values of North America and Europe were determined considering a discounted cash flow model which was primarily based on management’s future revenue and cost estimates, which included the estimated impact of tariff policies in effect and the related macroeconomic environment, and a discount rate. The fair value of the Asia Pacific and Latin America reporting units were determined considering a discounted cash flow model weighted equally with the market approach which was primarily based on multiples of comparable public companies. No impairments were recorded related to the Family Brands reporting unit.
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
The Company's unamortized investments in productions consisted of the following:

	September 27, 2026	September 28, 2025	December 28, 2025
Investment in Films and Television Programs:
Individual monetization:
Released, net of amortization	$58.6	$68.3	$63.2
In production	4.2	3.2	0.4
Pre-production	10.5	8.7	4.0
Total individual monetization	73.3	80.2	67.6
Film/TV group monetization:
Released, net of amortization	28.0	30.3	29.8
In production	1.6	—	0.3
Total film/TV group monetization	29.6	30.3	30.1
Total program investments	$102.9	$110.5	$97.7
The Company's program cost amortization consisted of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Individual monetization	$4.7	$6.2	$10.4	$18.0
Film/TV group monetization	0.7	1.2	2.1	3.0
Total program cost amortization	$5.4	$7.4	$12.5	$21.0

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(9)    Additional Balance Sheet Information
Prepaid expenses and other current assets include contract assets, current of $111.0 million, $129.8 million, and $142.4 million as of September 27, 2026, September 28, 2025, and December 28, 2025, respectively.
Other assets include deferred tax assets of $265.1 million, $376.5 million, and $286.8 million as of September 27, 2026, September 28, 2025, and December 28, 2025, respectively, and unamortized software development costs of $406.0 million, $359.9 million, and $385.6 million as of September 27, 2026, September 28, 2025, and December 28, 2025, respectively.
Components of accrued liabilities were as follows:

	September 27, 2026	September 28, 2025	December 28, 2025
Accrued royalties expense	$170.7	$207.2	$207.7
Contract liabilities - current	152.4	213.5	190.5
Payroll and management incentives	100.9	105.8	158.2
Accrued income taxes	88.9	42.6	14.4
Advertising	74.4	97.6	88.2
Freight	60.7	40.1	44.2
Other taxes	56.1	57.5	67.4
General vendor accruals	40.7	40.1	46.8
Interest	40.3	41.0	29.6
Lease liability - current	34.9	27.5	30.6
Restructuring	31.0	22.7	19.3
Defined contribution plans	23.5	23.0	27.6
Supplier cancellation charges	21.2	26.9	32.9
Insurance	13.2	8.2	9.0
Professional fees	10.9	15.6	17.3
Participations and residuals	7.5	8.9	6.8
Accrued expenses - productions	2.9	0.7	0.7
Other	40.0	53.3	47.5
Total accrued liabilities	$970.2	$1,032.2	$1,038.7
(10)    Long-Term Debt and Other Financing
The carrying costs, which are equal to the outstanding principal amounts, and fair values of the Company's long-term borrowings are as follows:

	September 27, 2026		September 28, 2025		December 28, 2025
	Carrying Cost	Fair Value	Carrying Cost	Fair Value	Carrying Cost	Fair Value
3.90% Notes Due 2029	$900.0	$854.9	$900.0	$875.3	$900.0	$885.2
6.05% Notes Due 2034	500.0	497.9	500.0	522.6	500.0	530.7
3.55% Notes Due 2026	497.0	496.2	551.9	547.0	497.0	495.3
6.35% Notes Due 2040	459.0	451.7	500.0	521.9	500.0	526.1
4.65% Notes Due 2031	400.0	381.7	—	—	—	—
3.50% Notes Due 2027	396.9	392.0	475.0	468.2	475.0	470.3
5.10% Notes Due 2044	265.0	218.1	300.0	265.5	300.0	267.5
6.60% Debentures Due 2028	109.9	111.5	109.9	116.7	109.9	116.4
Total long-term debt	3,527.8	3,404.0	3,336.8	3,317.2	3,281.9	3,291.5
Less: deferred debt expenses	17.5	—	18.0	—	17.0	—
Less: Current portion of long-term debt	893.9	888.2	—	—	497.0	495.3
Long-term debt	$2,616.4	$2,515.8	$3,318.8	$3,317.2	$2,767.9	$2,796.2

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

During the three and nine months ended September 27, 2026, the Company repurchased $29.1 million and $154.1 million, respectively, of its 2027, 2040, and 2044 Notes and recorded a loss on extinguishment of $0.1 million and a gain on extinguishment of $1.6 million, respectively, in Other expense (income), net in the Consolidated Statements of Operations. For the three and nine months ended September 28, 2025, the Company repurchased $3.1 million and $65.0 million, respectively, of its 2026 and 2027 Notes and recorded a gain on extinguishment of $0.1 million and $1.5 million, respectively, which were recorded in Other expense (income), net in the Consolidated Statements of Operations.
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
The Amended Agreement contains affirmative and negative covenants typical of this type of facility, including: (a) restrictions on the Company’s and its domestic subsidiaries’ ability to allow liens on their assets, (b) restrictions on the incurrence of indebtedness, (c) restrictions on the Company’s and certain of its subsidiaries’ ability to engage in certain mergers, (d) the requirement that the Company maintain a Consolidated Interest Coverage Ratio of no less than 3.00:1.00 as of the end of any fiscal quarter and (e) the requirement that the Company maintain: a Consolidated Net Total Leverage Ratio of no more than (i) 3.75:1.00 for each of the first, second and fourth fiscal quarters of each year and (ii) 4.00:1.00 for the third fiscal quarter of each year. The Company has no outstanding borrowings under the Amended Agreement as of September 27, 2026. In connection with the execution of the Amended Agreement, the Company capitalized $1.8 million of deferred financing costs.
The Company also has a supplier finance program which provides participating suppliers the option of receiving payment in advance of an invoice due date, to be paid by certain administering banks, on the basis of invoices that the Company has confirmed as valid and approved. The Company’s obligation is to make payment in the invoice amount negotiated with participating suppliers, to the administering banks on the invoice due date. The Company’s suppliers are not required to participate in the supplier finance program. The early payment transactions between the Company’s supplier and the administering bank are subject to an agreement between those parties, and the Company does not participate in any financial aspect of the agreements between the Company’s suppliers and the administering banks. The Company has not pledged any assets to the administering bank under the supplier financing program. The Company or the administering bank may terminate the agreement upon at least 30 days’ written notice. The amount of obligations confirmed under the program that remain unpaid by the Company were $118.8 million, $100.1 million, and $45.7 million as of September 27, 2026, September 28, 2025, and December 28, 2025, respectively. These obligations are presented within Accounts payable in our Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
(11)    Income Taxes
The Company and its subsidiaries file income tax returns in the United States and various state and international jurisdictions. In the normal course of business, the Company is regularly audited by U.S. federal, state and local, and international tax authorities in various tax jurisdictions.
The effective tax rate ("ETR") was 19.2% and 19.8% for the three and nine months ended September 27, 2026, and 23.4% and (39.8)% for the three and nine months ended September 28, 2025. The following items impacted the ETR during 2026 and 2025:

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

•During the three months ended September 27, 2026 the Company recorded a net discrete tax benefit of $16.8 million, primarily associated with the release of uncertain tax positions resulting from a settlement of an IRS audit. During the three months ended September 28, 2025 the Company recorded a net discrete tax benefit of $5.7 million, primarily associated with the second quarter of 2025 non-cash impairment of goodwill.
•During the nine months ended September 27, 2026 the Company recorded a net discrete tax benefit of $26.6 million, primarily associated with share-based compensation and the release of uncertain tax positions resulting from a settlement of an IRS audit. During the nine months ended September 28, 2025 the Company recorded a non-cash goodwill impairment of $1,021.9 million within the Consumer Products segment with a tax benefit of $5.4 million and an unfavorable adjustment to the Loss on disposal of the eOne Film and TV business of $25.0 million with no tax benefit. The Company also recorded a net discrete tax benefit of $6.5 million, primarily associated with the release of a valuation allowance.
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
As of September 27, 2026, September 28, 2025 and December 28, 2025, the Company had the following assets and liabilities measured at fair value in its Consolidated Balance Sheets:

	Fair Value Measurements Using:
	Fair Value	Level 1	Level 2	Level 3
September 27, 2026
Assets:
Available-for-sale securities	$576.4	$576.4	$—	$—
Derivative financial instruments	2.2		2.2	—
	$578.6	$576.4	$2.2	$—
Liabilities:
Derivative financial instruments	$4.3	$—	$4.3	$—

September 28, 2025
Assets:
Available-for-sale securities	$55.9	$55.9	$—	$—
Derivative financial instruments	1.0	—	1.0	—
	$56.9	$55.9	$1.0	$—
Liabilities:
Derivative financial instruments	$8.6	$—	$8.6	$—

December 28, 2025
Assets:
Available-for-sale securities	$106.0	$106.0	$—	$—
Derivative financial instruments	2.0	—	2.0	—
	$108.0	$106.0	$2.0	$—
Liabilities:
Derivative financial instruments	$8.7	$—	$8.7	$—

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Marketable securities are classified as available-for-sale since the Company does not have the positive intent and ability to hold the marketable securities until the maturity date. At September 27, 2026, the Company held $576.4 million of available-for-sale securities, of which $576.2 million consisted of U.S. Treasury securities. These investments are recorded at fair value within Short-term investments in the Company's Consolidated Balance Sheets based on their contractual maturity dates, with an insignificant amount of unrealized gains and losses excluded from net income and deferred as a component of Other comprehensive earnings (loss), net of related tax effects, until realized. The accretion of discounts (amortization of premiums) is accounted for in the Company's Consolidated Statements of Operations within Interest income. At September 27, 2026, accrued interest receivable on available-for-sale securities totaled $8.7 million and was included within Accounts Receivable in the Consolidated Balance Sheets.
The Company's derivative financial instruments primarily consist of foreign currency forward and option contracts. The Company uses current forward rates of the respective foreign currencies to measure the fair value of these contracts. There were no changes in these valuation techniques during the nine months ended September 27, 2026.
Other Fair Value Measurements
The Company's financial instruments include cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and certain accrued liabilities. At September 27, 2026, September 28, 2025, and December 28, 2025, the carrying cost of these instruments approximated their fair value. The Company's financial instruments at September 27, 2026, September 28, 2025, and December 28, 2025 also include certain assets and liabilities measured at fair value, as described above. Refer to Note 10, Long-Term Debt and Other Financing, to the consolidated financial statements for the fair value of the Company's outstanding debt.
(13)    Leases
During the first nine months of 2026, the Company entered into several significant new operating leases, primarily relating to office and warehousing facilities located within the United States, with initial lease terms ranging from approximately 10 to 12 years.
The following is a reconciliation of future undiscounted cash flows to the operating liabilities, and the related right-of-use assets, included in our Consolidated Balance Sheets as of September 27, 2026:

September 27, 2026
2026	$11.9
2027	49.2
2028	47.1
2029	34.0
2030	31.1
Thereafter	262.8
Total future lease payments (1)	436.1
Less: imputed interest	96.5
Present value of future operating lease payments	339.6
Less: current portion of operating lease liabilities (2)	34.9
Non-current operating lease liability (3)	$304.7

Operating lease right-of-use assets, net (4)	297.4
(1) Lease cash flow activity is displayed net within the Statements of Cash Flows, total gross Right of Use Assets and Lease Liabilities added during the nine months ended September 27, 2026 were $227.5 million
(2) Included in Accrued liabilities on the Consolidated Balance Sheets
(3) Included in Other liabilities on the Consolidated Balance Sheets
(4) Included in Property, plant and equipment on the Consolidated Balance Sheets

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
The notional amounts and fair values of the Company's foreign currency forward contracts designated as cash flow hedging instruments were as follows:

	September 27, 2026		September 28, 2025		December 28, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Inventory purchases	$201.9	$1.2	$208.7	$(9.9)	$199.9	$(9.5)
Sales	98.2	0.8	106.7	2.4	76.0	3.1
Other	27.9	(0.6)	51.8	(0.7)	35.4	(0.7)
Total	$328.0	$1.4	$367.2	$(8.2)	$311.3	$(7.1)
Undesignated Hedges
The Company also enters into foreign currency forward contracts to minimize the impact of changes in the fair value of intercompany loans due to foreign currency changes. The Company does not use hedge accounting for these contracts as changes in the fair values of these contracts are substantially offset by changes in the fair value of the intercompany loans. As of September 27, 2026, September 28, 2025 and December 28, 2025, the total notional amounts of the Company's undesignated derivative financial instruments were $240.9 million, $242.7 million, and $191.5 million, respectively.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Fair Value Measurement
The Company has a master agreement with each of its counterparties that allows for the netting of outstanding forward contracts. The fair values of the Company's foreign currency forward contracts designated as cash flow hedges are recorded in the Consolidated Balance Sheets as follows:

	September 27, 2026	September 28, 2025	December 28, 2025
Prepaid expenses and other current assets:
Unrealized gains	$—	$0.5	$1.4
Unrealized losses	—	(0.2)	(0.7)
Net unrealized gains	$—	$0.3	$0.7
Other assets:
Unrealized gains	$3.2	$0.3	$1.2
Unrealized losses	(1.0)	(0.2)	(0.3)
Net unrealized gains	$2.2	$0.1	$0.9
Accrued liabilities:
Unrealized gains	$0.2	$2.6	$1.5
Unrealized losses	(0.2)	(8.7)	(9.5)
Net unrealized losses	$—	$(6.1)	$(8.0)
Other liabilities:
Unrealized gains	$1.9	$0.5	$—
Unrealized losses	(2.7)	(3.0)	(0.7)
Net unrealized losses	$(0.8)	$(2.5)	$(0.7)
The fair values of the Company's undesignated derivative financial instruments were recorded in the Consolidated Balance Sheets as follows:

	September 27, 2026	September 28, 2025	December 28, 2025
Prepaid expenses and other current assets:
Unrealized gains	$—	$1.2	$0.6
Unrealized losses	—	(0.6)	(0.2)
Net unrealized gains	$—	$0.6	$0.4
Accrued liabilities:
Unrealized gains	$0.2	$—	$—
Unrealized losses	(3.7)	—	—
Net unrealized losses	$(3.5)	$—	$—
Net realized (losses) gains on cash flow hedging activities have been reclassified from Other comprehensive earnings, net of tax to Net earnings (loss) as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Statements of Operations Classification
Cost of sales	$(1.3)	$(0.6)	$(4.3)	$1.2
Net revenues	(0.1)	0.4	0.7	0.3
Other	(0.4)	(0.3)	(0.5)	(0.3)
Net realized (losses) gains	$(1.8)	$(0.5)	$(4.1)	$1.2
In addition, the Company recorded a net loss of $1.7 million and $5.0 million on its undesignated financial instruments for the three and nine months ended September 27, 2026, respectively, and a net gain of $4.2 million and $13.4 million for the three and nine months ended September 28, 2025, respectively, relating to the change in fair value of such derivative financial instruments, substantially offsetting gains and losses from the change in fair value of intercompany loans to which the contracts relate. Such amounts are recorded within Other expense (income), net within the Consolidated Statements of Operations.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

For additional information related to the Company's derivative financial instruments refer to Note 6, Other Comprehensive Earnings (Loss) and Note 12, Fair Value of Financial Instruments, to the consolidated financial statements.
(15)    Restructuring Actions
Starting in 2022, the Company implemented its Operational Excellence program ("the Program"), an ongoing enterprise-wide initiative intended to improve our business through programs that include targeted cost-savings, supply chain transformation and certain other restructuring actions designed to drive growth and enhance shareholder value. The Company's organizational structure changes have resulted and will further result in workforce reductions as well as the reallocation of people and resources. The Company currently anticipates that these changes will be substantially complete over the next three months.
Charges related to the Program were recorded in Selling, distribution and administration expense within Corporate and other. Going forward, the Company may implement further cost-saving initiatives under the Program that could result in additional restructuring charges including severance and other employee charges.
The liability balance associated with the Program-related restructuring actions consisted of severance payments recorded within Accrued liabilities in the Consolidated Balance Sheets as follows:

	Nine Months Ended
	September 27, 2026	September 28, 2025
Balance, beginning of period	$19.3	$46.9
Charges	30.4	5.2
Payments	(18.7)	(29.4)
Balance, end of period	$31.0	$22.7
Total restructuring charges incurred to date under the Program as of September 27, 2026 equals $193.9 million.
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
Litigation and Other Claims – The Company from time to time may be subject to lawsuits and other claims related to product, commercial, employee, cybersecurity, securities, environmental and other matters in the normal course of business. In determining costs to accrue related to these items, the Company carefully analyzes cases and considers the likelihood of adverse judgments or outcomes, as well as the potential range of possible loss. The Company accrues for matters when losses are both probable and estimable. Any amounts accrued for these matters are monitored on an ongoing basis and are updated based on new developments or new information as it becomes available for each matter.
Environmental Liabilities – The Company monitors for any estimated environmental contingencies related to its current physical locations and former owned or leased facilities in which it is responsible for environmental matters. The Company has estimated a $30.0 million environmental liability related primarily to one previously owned manufacturing facility (environmental liability assumed as part of a historical acquisition), in which the Company is solely responsible for the mitigation and remediation activities.
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
Corporate and other is not an operating segment. Amounts included in Corporate and other primarily consist of corporate overhead and other costs that are not attributable to, and do not represent the results of, any operating segment or other business activity, including restructuring, severance and strategic transformation costs, as well as certain assets benefiting more than one segment. Corporate and other also includes certain intercompany revenue recorded to facilitate transactions between segments, which is fully offset by a corresponding elimination of intersegment revenue and therefore does not result in any net revenue or operating results attributable to Corporate and other. Because Corporate and other does not include the revenues or operating results of any operating segment that is not reportable, or of any other business activity, the Company does not present a separate “all other” category. Corporate and other is presented as a reconciling item in the reconciliation of the total of the reportable segments’ operating profit (loss) to consolidated earnings (loss) before income taxes.
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

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts for the three months ended September 27, 2026 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total Reportable Segments
Revenues	$831.6	$905.4	$32.0	$1,769.0
Less: Intersegment revenue	84.4	77.5	11.8	173.7
Total net revenues	747.2	827.9	20.2	1,595.3
Cost of sales	123.2	262.3	(0.7)
Program cost amortization	—	—	5.4
Royalties	61.1	90.0	(11.0)
Advertising	37.5	58.7	—
Amortization of intangible assets	2.2	9.3	2.4
Distribution (1)	12.5	48.3	—
Managed expense (2)	143.3	185.5	7.0
Segment operating profit	$367.4	$173.8	$17.1	$558.3

Reconciliation to Earnings before income taxes:
Corporate and other expense (3)				41.0
Interest expense				42.7
Interest income				(14.6)
Other expense, net				0.1
Earnings before income taxes				$489.1
(1) Distribution expenses consist of shipping and warehousing expense and are included in Selling, distribution and administration in the Consolidated Statements of Operations.
(2) Managed expenses consist of product development and selling and administrative expense. Product development is included in Product Development in the Consolidated Statements of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statements of Operations.
(3) Corporate and other expense primarily consists of unallocated corporate expenses, including restructuring, severance and strategic transformation costs, as well as intersegment eliminations and cross-charges.
Information by segment and a reconciliation to reported amounts for the three months ended September 28, 2025 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total Reportable Segments
Revenues	$631.3	$867.3	$30.9	$1,529.5
Less: Intersegment revenue	59.3	70.4	12.3	142.0
Total net revenues	572.0	796.9	18.6	1,387.5
Cost of sales	99.4	312.8	1.7
Program cost amortization	—	—	7.4
Royalties	36.0	87.1	(10.8)
Advertising	43.4	64.6	0.2
Amortization of intangible assets	2.2	10.8	4.7
Distribution (1)	13.5	41.3	—
Managed expense (2)	126.0	200.2	7.9
Segment operating profit	$251.5	$80.1	$7.5	$339.1

Reconciliation to Earnings before income taxes:
Corporate and other income, net (3)				(2.0)
Interest expense				40.8
Interest income				(6.3)
Other expense, net				1.4
Earnings before income taxes				$305.2

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

(1) Distribution expenses consist of shipping and warehousing expense and are included in Selling, distribution and administration in the Consolidated Statement of Operations.
(2) Managed expenses consist of product development and selling and administrative expense. Product development is included in Product Development in the Consolidated Statements of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statements of Operations.
(3) Corporate and other income, net primarily consists of unallocated corporate expenses, including restructuring, severance and strategic transformation costs, as well as intersegment eliminations and cross-charges.

Information by segment and a reconciliation to reported amounts for the nine months ended September 27, 2026 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total Reportable Segments
Revenues	$2,229.5	$1,866.2	$88.3	$4,184.0
Less: Intersegment revenue	236.5	177.4	35.0	448.9
Total net revenues	1,993.0	1,688.8	53.3	3,735.1
Cost of sales	325.6	566.7	1.0
Program cost amortization	—	—	12.5
Royalties	131.5	212.1	(33.0)
Advertising	116.2	115.7	—
Amortization of intangible assets	6.4	26.1	10.7
Distribution (1)	33.6	111.9	—
Managed expense (2)	444.6	544.5	22.1
Segment operating profit	$935.1	$111.8	$40.0	$1,086.9

Reconciliation to Earnings before income taxes:
Corporate and other expense (3)				46.8
Interest expense				131.0
Interest income				(37.6)
Other expense, net				4.8
Earnings before income taxes				$941.9
(1) Distribution expenses consist of shipping and warehousing expense and are included in Selling, distribution and administration in the Consolidated Statements of Operations.
(2) Managed expenses consist of product development and selling and administrative expense. Product development is included in Product Development in the Consolidated Statements of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statements of Operations. Managed expenses for the Wizards of the Coast and Digital Gaming segment included a $56.4 million non-cash impairment charge related to the Company's decision to refocus the Digital Games portfolio. Refer to Note 1, Basis of Presentation, for further information.
(3) Corporate and other expense primarily consists of unallocated corporate expenses, including restructuring, severance and strategic transformation costs, as well as intersegment eliminations and cross-charges.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Information by segment and a reconciliation to reported amounts for the nine months ended September 28, 2025 are as follows:

	Wizards of the Coast and Digital Gaming	Consumer Products	Entertainment	Total Reportable Segments
Revenues	$1,708.2	$1,794.1	$97.0	$3,599.3
Less: Intersegment revenue	151.7	156.5	35.7	343.9
Total net revenues	1,556.5	1,637.6	61.3	3,255.4
Cost of sales	251.4	588.1	4.4
Program cost amortization	—	—	21.0
Royalties	86.8	194.5	(30.7)
Advertising	96.5	131.7	0.4
Amortization of intangible assets	6.4	31.1	14.3
Distribution (1)	33.5	106.4	—
Managed expense (2)	358.6	1,579.2	49.3
Segment operating profit (loss)	$723.3	$(993.4)	$2.6	$(267.5)

Reconciliation to Loss before income taxes:
Corporate and other expense (3)				18.9
Interest expense				123.0
Interest income				(20.6)
Other income, net				(15.9)
Loss before income taxes				$(372.9)
(1) Distribution expenses consist of shipping and warehousing expense and are included in Selling, distribution and administration in the Consolidated Statements of Operations.
(2) Managed expenses consist of product development, selling and administrative expense, impairment of goodwill, and loss on disposal of business. Product development is included in Product Development in the Consolidated Statements of Operations. Selling and administrative expense is included in Selling, distribution and administration in the Consolidated Statements of Operations. Impairment of goodwill is included in the Impairment of goodwill in the Consolidated Statements of Operations. Loss on disposal of business is included in Loss on disposal of business in the Consolidated Statements of Operations. Managed expenses for the Consumer Products segment included a $1,021.9 million non-cash loss associated with the impairment of the reporting units within the Consumer Products segment. Managed expenses for the Entertainment segment included a $25.0 million non-cash loss associated with the sale of the eOne Film and TV business.
(3) Corporate and other expense primarily consists of unallocated corporate expenses, including restructuring, severance and strategic transformation costs, as well as intersegment eliminations and cross-charges.

Condensed Notes to Consolidated Financial Statements
(Millions of Dollars and Shares Except Per Share Data)

Other supplemental information by segments is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Depreciation and intangible asset amortization: (1)
Wizards of the Coast and Digital Gaming	$3.8	$4.7	$12.1	$13.6
Consumer Products	26.4	29.6	63.1	72.6
Entertainment	2.9	5.2	11.8	15.5
Total reportable segments	33.1	39.5	87.0	101.7
Corporate and other	3.2	1.3	7.2	5.4
Total	$36.3	$40.8	$94.2	$107.1
Additions to property, plant and equipment:
Wizards of the Coast and Digital Gaming	$2.8	$3.3	$12.5	$10.4
Consumer Products	20.4	14.2	47.4	36.5
Entertainment	—	0.1	—	0.1
Total reportable segments	23.2	17.6	59.9	47.0
Corporate and other	6.3	2.1	10.8	2.6
Total	$29.5	$19.7	$70.7	$49.6
(1) The amounts of depreciation disclosed by reportable segments are included within Cost of sales, Product development, and Selling, distribution and administration in the Consolidated Statements of Operations. Intangible asset amortization is included within Amortization of intangible assets in the Consolidated Statements of Operations.

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
For more than a decade, Hasbro has been consistently recognized for its corporate citizenship, including being named one of the 100 Best Corporate Citizens by 3BL Media, a 2026 JUST Capital Industry Leader, one of the 50 Most Community-Minded Companies in the U.S. by the Civic 50, and a Brand that Matters by Fast Company.
Recent Developments
In fiscal year 2025, we launched our refreshed strategy "Playing to Win" to refocus the Company on inspiring a lifetime of play across more categories, more partners, and more ways to engage. Through play fueled brand engagement and partner scaled co-investment, we plan to expand our consumer reach as a games, IP, and toy company.
During the first nine months of 2026, we've made exciting new steps on executing the Playing to Win strategy, including:
•The introduction of Blooms by Play-Doh, the first-ever Play-Doh line designed specifically for adults.
•The release of Marvel Super Heroes, along with all past and future Marvel sets, within Magic: The Gathering Arena, allowing players to jump into the Marvel Universe through Hasbro's online adaptation of the iconic Magic: The Gathering card game.
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

During the three and nine months ended September 27, 2026, Hasbro recorded a total of $54.5 million of tariff recoveries as a reduction to Cost of sales within the Consolidated Statements of Operations. Of this amount, $41.5 million was received as cash, with the remainder recorded as a receivable within Prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company expects to receive the remaining $13.0 million of Phase 2 and Phase 3 IEEPA tariff refunds within the next six months. These amounts could further impact our results in 2026 and, to a lesser extent, 2027.
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
The impacts of these system disruptions included order processing, shipping, and invoicing delays, resulting in a negative impact on net sales and operating profit during the second quarter, particularly within the Consumer Products segment. For the entirety of the third quarter, the Company was able to operate under pre-incident order processing, shipping, and invoicing practices.
The Company incurred incremental expenses of approximately $1.0 million and $11.8 million, respectively, during the three and nine months ended September 27, 2026 as a result of the unauthorized access, including for third-party IT recovery and forensic experts, professional services and other costs incurred to investigate and remediate the attack. The Company expects to incur a less significant amount of additional costs related to the incident in future periods. The Company did not recognize any insurance proceeds during the three and nine months ended September 27, 2026 related to the unauthorized network access. The timing of recognizing insurance recoveries, if any, may differ from the timing of recognizing the associated expenses.
Summary of Results
The Company's net revenues were $1,595.3 million and $3,735.1 million for the three and nine months ended September 27, 2026, respectively, as compared to $1,387.5 million and $3,255.4 million for the three and nine months ended September 28, 2025, respectively. The increase in net revenues for both periods was driven primarily by growth in our Wizards of the Coast and Digital Gaming segment, specifically within Tabletop Gaming attributable to Magic: The Gathering.
The Company recorded an operating profit of $517.3 million and $1,040.1 million for the three and nine months ended September 27, 2026, respectively, as compared to an operating profit of $341.1 million and an operating loss of $286.4 million for the three and nine months ended September 28, 2025, respectively. The increase in operating profit for both periods was the result of revenue growth discussed above, as well as the recording of $54.5 million of IEEPA tariff refunds during the third quarter of 2026. The increase in Operating profit for the nine months ended September 27, 2026 was also impacted by a one-time $1,021.9 million non-cash goodwill impairment recorded in the Consumer Products segment in the second quarter of 2025 which did not recur in 2026, partially offset by a one-time $56.4 million non-cash impairment charge in the second quarter of 2026 related to the Company's decision to refocus the Digital Games portfolio.
See below for further discussion on the consolidated and segment results of operations for the three and nine months ended September 27, 2026 and September 28, 2025.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the three months ended September 27, 2026 and September 28, 2025:

	Three Months Ended
	September 27, 2026		September 28, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net sales	$1,451.0	91.0%	$1,234.9	89.0%
Licensing revenue	144.3	9.0%	152.6	11.0%
Net revenues(1)	1,595.3	100.0%	1,387.5	100.0%
Costs and expenses:
Cost of sales	384.8	24.1%	414.3	29.9%
Program cost amortization	5.4	0.3%	7.4	0.5%
Royalties	142.1	8.9%	114.3	8.2%
Product development	103.4	6.5%	97.6	7.0%
Advertising	96.2	6.0%	108.3	7.8%
Amortization of intangible assets	14.6	0.9%	17.2	1.2%
Selling, distribution and administration	331.5	20.8%	287.3	20.7%
Total costs and expenses	1,078.0	67.6%	1,046.4	75.4%
Operating profit	517.3	32.4%	341.1	24.6%
Non-operating expense:
Interest expense	42.7	2.7%	40.8	2.9%
Interest income	(14.6)	(0.9)%	(6.3)	(0.5)%
Other expense, net	0.1	—%	1.4	0.1%
Total non-operating expense, net	28.2	1.8%	35.9	2.6%
Earnings before income taxes	489.1	30.7%	305.2	22.0%
Income tax expense	94.1	5.9%	71.3	5.1%
Net earnings	395.0	24.8%	233.9	16.9%
Net earnings attributable to noncontrolling interests	0.5	—%	0.7	0.1%
Net earnings attributable to Hasbro, Inc.	$394.5	24.7%	$233.2	16.8%

Net earnings per common share:
Basic	$2.80		$1.66
Diluted	$2.77		$1.64
(1) Prior period amounts have been reclassified to present licensing revenue separately from net sales in the Consolidated Statements of Operations. The reclassification had no effect on total net revenues, operating profit (loss), net earnings (loss) or shareholders’ equity. Refer to Note 1, Basis of Presentation, for additional information.

NET REVENUES
Net sales – Net sales for the third quarter of 2026 increased 17.5% to $1,451.0 million from $1,234.9 million for the third quarter of 2025 primarily driven by growth in the Wizards of the Coast and Digital Gaming segment, which experienced a $156.7 million increase in net sales related to Magic: The Gathering. This growth within the Wizards of the Coast and Digital Gaming segment was supplemented by an increase in net sales within the Consumer Products segment, driven by an increase in toy and game sales for Marvel of $46.8 million as a result of a strong content slate, along with the introduction of new toys and games for the recently acquired KPop Demon Hunters license, which drove an increase of $13.3 million.
Licensing revenue – Licensing revenue for the third quarter of 2026 was $144.3 million, or 9.0% of total net revenues, compared to $152.6 million, or 11.0% of total net revenues, for the third quarter of 2025. The change was primarily driven by lower consumer products licensing revenue, particularly related to Peppa Pig and Nerf, partially offset by growth in Transformers. Licensing revenue consists of royalties earned from the out-licensing of our trademarks, characters and other brand and intellectual property rights.
As part of our Playing to Win strategy, we have aligned our brand portfolios as follows:
•Grow Brands: Brands representing the highest margin, highest growth opportunities in categories where we see significant share and/or underlying market growth.
•Optimize Brands: Brands representing opportunities to maintain or grow share while improving operating profit returns.
•Reinvent Brands: Brands representing opportunities to reinvent or restructure to drive innovation and improved operating profit returns.
The following table presents net revenues by brand portfolio category:

	Three Months Ended
	September 27, 2026	September 28, 2025 (1)	% Change
Grow Brands	$1,191.1	$968.2	23.0%
Optimize Brands	266.1	255.3	4.2%
Reinvent Brands	138.1	164.0	(15.8)%
Net revenues	$1,595.3	$1,387.5	15.0%
(1) During the first quarter of 2026, the classification of brands within these categories was reviewed and certain brands were reclassified based on changes in growth, profitability or other characteristics. As such, the respective historical revenues associated within these brands have been reclassified into the brands' new brand category.
GROW BRANDS: Net revenues in the Grow Brands portfolio increased $222.9 million, or 23.0%, in the third quarter of 2026 compared to the third quarter of 2025. The net revenue increase primarily reflects higher net revenues from Magic: The Gathering, which grew by $156.7 million, or 34.1%, driven by strong performance of the Universes Beyond The Hobbit set released during the quarter, as well as Reality Fracture. Growth in this category was also impacted by increased demand in toys and games associated with Marvel of $46.8 million, driven by a strong content slate in 2026 with no comparable releases in the prior year.
OPTIMIZE BRANDS: Net revenues in the Optimize Brands portfolio increased $10.8 million, or 4.2%, in the third quarter of 2026 compared to the third quarter of 2025, driven by higher net revenues from Transformers and Duel Masters, partially offset with a decrease in net revenues from G.I. Joe.
REINVENT BRANDS: Net revenues in the Reinvent Brands portfolio decreased $25.9 million, or 15.8%, in the third quarter of 2026 compared to the third quarter of 2025. The net revenue decrease is primarily driven by lower product sales for Nerf, Furby, and Nanomals, partially offset by higher sales for Beyblade and other Vault brands.

OPERATING COSTS AND EXPENSES
Cost of sales – Cost of sales for the third quarter of 2026 was $384.8 million, or 24.1% of net revenues, compared to $414.3 million, or 29.9% of net revenues, for the third quarter of 2025. Cost of sales decreased overall and as a percentage of net revenues as a result of a decrease of approximately $64.6 million of cost related to the impacts of tariffs, inclusive of both the recording of $54.5 million of IEEPA tariff refunds during the quarter, as well as a decrease in recurring tariff expense of approximately $10.1 million when compared to the prior year. The Cost of sales decrease was partially offset by an increase in Cost of sales attributable to the increase in net revenues period over period.
Program cost amortization – Program cost amortization decreased to $5.4 million, or 0.3% of net revenues, for the third quarter of 2026 from $7.4 million, or 0.5% of net revenues, for the third quarter of 2025. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue and is based upon the current slate of entertainment projects.
Royalties – Royalties for the third quarter of 2026 increased to $142.1 million, or 8.9% of net revenues, compared to $114.3 million, or 8.2% of net revenues, for the third quarter of 2025. The increase in Royalties during the third quarter of 2026 was directly driven by an increase in sales relating to Magic: The Gathering Universes Beyond sets, such as The Hobbit, as well as increased toy and game sales on licensed brands such as Marvel.
Product development – Product development expense for the third quarter of 2026 was $103.4 million, or 6.5% of net revenues, compared to $97.6 million, or 7.0% of net revenues, for the third quarter of 2025. The increase in Product development expense during the third quarter of 2026 was primarily due to the higher incremental investment in the development of Grow Brands under the Company's Playing to Win strategy.
Advertising – Advertising expense for the third quarter of 2026 was $96.2 million, or 6.0% of net revenues, compared to $108.3 million, or 7.8% of net revenues, for the third quarter of 2025. The Advertising expense decrease during the third quarter of 2026 was driven by declines in both the Wizards of the Coast and Digital Gaming and Consumer Products segments based on the timing of advertising campaigns.
Amortization of intangible assets – Amortization of intangible assets decreased to $14.6 million, or 0.9% of net revenues, for the third quarter of 2026, compared to $17.2 million, or 1.2% of net revenues, for the third quarter of 2025. The amortization expense was driven by the straight-line amortization of the Company's definite-lived intangible assets.
Selling, distribution and administration – Selling, distribution and administration expenses increased to $331.5 million, or 20.8% of net revenues for the third quarter of 2026, from $287.3 million, or 20.7% of net revenues, for the third quarter of 2025. The increase in Selling, distribution and administration expenses during the third quarter of 2026 is primarily the result of increases in personnel related costs, including increased severance expense corresponding to our Operational Excellence program, partially offset by a nonrecurring $4.7 million gain on the sale of a facility.
Operating profit – Operating profit for the third quarter of 2026 was $517.3 million, or 32.4% of net revenues, compared to Operating profit of $341.1 million, or 24.6% of net revenues, for the third quarter of 2025 driven by the factors discussed above.
NON-OPERATING EXPENSE
Interest expense – Interest expense was $42.7 million for the third quarter of 2026, compared to $40.8 million in the third quarter of 2025. Higher Interest expense in 2026 is primarily the result of an increase in outstanding debt driven by issuance of the 2031 Notes, partially offset by debt repurchases of the Company's outstanding 2027, 2040, and 2044 Notes.
Interest income – Interest income was $14.6 million for the third quarter of 2026, compared to $6.3 million in the third quarter of 2025. Higher Interest income in 2026 primarily reflects the Company's cash balance and investments in treasury securities, which were substantially higher in 2026 as compared to 2025, as well as $1.9 million of Interest income earned on previously paid IEEPA tariffs.
Other expense, net – Other expense, net was $0.1 million for the third quarter of 2026, compared to $1.4 million in the third quarter of 2025. The change in Other expense, net during 2026 was driven primarily by variations in the movement of foreign currencies in the third quarter of 2026 when compared to the third quarter of 2025.
INCOME TAXES

Income tax expense totaled $94.1 million on a pre-tax income of $489.1 million in the third quarter of 2026 compared to an income tax expense of $71.3 million on pre-tax income of $305.2 million in the third quarter of 2025. Both periods were impacted by discrete tax events.
During the third quarter of 2026, the Company recorded a net discrete tax benefit of $16.8 million primarily associated with the release of uncertain tax positions resulting from a settlement of an IRS audit. During the third quarter of 2025, the Company recorded a net discrete tax benefit of $5.7 million primarily associated with a benefit related to the impairment of goodwill recorded in the second quarter of 2025.
Absent discrete items, the tax rates for the third quarter of 2026 and 2025 were 22.7% and 25.2%, respectively. The decrease in the base rate for the third quarter of 2026 relative to the third quarter of 2025 is primarily due to the mix of jurisdictions where the Company earned its profits and an increased Foreign-Derived Deduction-Eligible Income ("FDDEI") benefit.
SEGMENT RESULTS
The following table presents net external revenues and operating profit for the Company's reportable segments for the three months ended September 27, 2026 and September 28, 2025:

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$747.2	$572.0	30.6%
Consumer Products	827.9	796.9	3.9%
Entertainment	20.2	18.6	8.6%
Total net revenues	$1,595.3	$1,387.5	15.0%

Operating profit:
Wizards of the Coast and Digital Gaming	$367.4	$251.5	46.1%
Consumer Products	173.8	80.1	117.0%
Entertainment	17.1	7.5	128.0%
Total reportable segments	558.3	339.1	64.6%
Corporate and other (1)	(41.0)	2.0	NM
Total Operating profit	$517.3	$341.1	51.7%
(1) % Change is not meaningful ("NM")
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category:

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change
Tabletop Gaming	$613.1	$441.8	38.8%
Digital and Licensed Gaming	134.1	130.2	3.0%
Net revenues	$747.2	$572.0	30.6%
Wizards of the Coast and Digital Gaming segment net revenues increased 30.6% in the third quarter of 2026 to $747.2 million from $572.0 million in the third quarter of 2025. The net revenue increase in the Wizards of the Coast and Digital Gaming segment during the third quarter of 2026 was primarily attributable to growth in Tabletop Gaming revenue of $171.3 million, or 38.8%, behind demand for Magic: The Gathering, which exceeded $600 million of quarterly revenue for the first time in brand history, fueled by The Hobbit and Reality Fracture.
Wizards of the Coast and Digital Gaming segment Operating profit was $367.4 million, or 49.2% of segment net revenues for the third quarter of 2026, compared to Operating profit of $251.5 million, or 44.0% of segment net revenues, for the third quarter of 2025. Operating profit increased during the third quarter of 2026 primarily due to increased net revenues, as discussed above, as well as a decrease in advertising expense and the recording of $6.6 million of IEEPA tariff refunds during the period, partially offset by an increase in royalty expense as a result of increased sales for Magic: The Gathering Universes Beyond sets.

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region:

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change
North America	$504.9	$483.0	4.5%
Europe	181.1	181.1	—%
Asia Pacific	66.6	61.2	8.8%
Latin America	75.3	71.6	5.2%
Net revenues	$827.9	$796.9	3.9%
Consumer Products segment net revenues increased to $827.9 million for the third quarter of 2026 compared to $796.9 million for the third quarter of 2025. The net revenue increase primarily reflects higher net revenues for toys and games, particularly for certain Grow Brands such as Marvel, which was positively impacted by an uptick in demand driven by major theatrical releases, such as Spider-Man: Brand New Day, occurring throughout 2026, with no comparable releases in the prior year. Growth in Consumer Products was also driven by the sale of toys and games for KPop Demon Hunters, which were released for the first time in 2026. Consumer Products net revenues also benefitted from growth in Transformers. The increase in toy and game revenues was partially offset by a decrease in licensing revenues, primarily attributable to Peppa Pig and Nerf.
Consumer Products segment Operating profit for the third quarter of 2026 was $173.8 million, or 21.0% of segment net revenues, compared to a segment Operating profit of $80.1 million, or 10.1% of segment net revenues, for the third quarter of 2025. The change in Operating profit in the third quarter of 2026 was driven by the increase in net revenues, as discussed above, as well as a decrease of approximately $59.2 million of cost related to the impacts of tariffs, inclusive of both the recording of $47.9 million of IEEPA tariff benefit during the quarter, as well as a decrease in recurring tariff expense of approximately $11.3 million when compared to the prior year. Operating profit for the third quarter of 2026 was also impacted by a nonrecurring $4.7 million gain on the sale of a facility. In addition, Operating profit also benefitted from lower managed expenses and advertising expense, reflecting productivity initiatives.
Entertainment Segment
The following table presents Entertainment segment net revenues by category:

	Three Months Ended
	September 27, 2026	September 28, 2025	% Change
Family Brands	$18.4	$16.7	10.2%
Film and TV	1.8	1.9	(5.3)%
Net revenues	$20.2	$18.6	8.6%
Entertainment segment net revenues increased 8.6% to $20.2 million for the third quarter of 2026, compared to $18.6 million for the third quarter of 2025. The net revenue increase in the Entertainment segment during the third quarter of 2026 was driven primarily by growth in Family Brands, reflecting the timing of entertainment streaming renewals and other content deals.
Entertainment segment Operating profit was $17.1 million, or 84.7% of segment net revenues for the third quarter of 2026, compared to an Operating profit of $7.5 million, or 40.3% of segment net revenues for the third quarter of 2025. The increase in Operating profit in the Entertainment segment during the third quarter of 2026 was primarily driven by the increase in revenue, as discussed above, and a favorable licensing mix, as well as a decrease in program cost amortization and the amortization of intangible assets.
Corporate and other
Corporate and other expense, net was $41.0 million for the third quarter of 2026 compared to Corporate and other income, net of $2.0 million for the third quarter of 2025. The change in Corporate and other in the third quarter of 2026 as compared to the third quarter of 2025 primarily reflects the impacts of increases in personnel related costs, including increased severance expense corresponding to our Operational Excellence program.

RESULTS OF OPERATIONS
The following table presents the consolidated results of operations for the nine months ended September 27, 2026 and September 28, 2025:

	Nine Months Ended
	September 27, 2026		September 28, 2025
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net sales	$3,317.9	88.8%	$2,821.1	86.7%
Licensing revenue	417.2	11.2%	434.3	13.3%
Net revenues(1)	3,735.1	100.0%	3,255.4	100.0%
Costs and expenses:
Cost of sales	893.3	23.9%	844.1	25.9%
Program cost amortization	12.5	0.3%	21.0	0.6%
Royalties	309.7	8.3%	255.8	7.9%
Product development	275.0	7.4%	255.6	7.9%
Advertising	231.4	6.2%	227.3	7.0%
Amortization of intangible assets	43.8	1.2%	51.4	1.6%
Impairment of goodwill	—	—%	1,021.9	31.4%
Loss on disposal of business	—	—%	25.0	0.8%
Selling, distribution and administration	929.3	24.9%	839.7	25.8%
Total costs and expenses	2,695.0	72.2%	3,541.8	108.8%
Operating profit (loss)	1,040.1	27.8%	(286.4)	(8.8)%
Non-operating expense:
Interest expense	131.0	3.5%	123.0	3.8%
Interest income	(37.6)	(1.0)%	(20.6)	(0.6)%
Other expense (income), net	4.8	0.1%	(15.9)	(0.5)%
Total non-operating expense, net	98.2	2.6%	86.5	2.7%
Earnings (loss) before income taxes	941.9	25.2%	(372.9)	(11.5)%
Income tax expense	186.1	5.0%	148.4	4.6%
Net earnings (loss)	755.8	20.2%	(521.3)	(16.0)%
Net earnings attributable to noncontrolling interests	2.0	0.1%	2.7	0.1%
Net earnings (loss) attributable to Hasbro, Inc.	$753.8	20.2%	$(524.0)	(16.1)%

Net earnings (loss) per common share:
Basic	$5.34		$(3.74)
Diluted	$5.27		$(3.74)
(1) Prior period amounts have been reclassified to present licensing revenue separately from net sales in the Consolidated Statements of Operations. The reclassification had no effect on total net revenues, operating profit (loss), net earnings (loss) or shareholders’ equity. Refer to Note 1, Basis of Presentation, for additional information.

NET REVENUES
Net sales – Net sales for the first nine months of 2026 increased 17.6% to $3,317.9 million from $2,821.1 million for the first nine months of 2025 primarily driven by growth in the Wizards of the Coast and Digital Gaming segment, most notably an increase of $413.2 million related to Magic: The Gathering, particularly stemming from increased demand for sets such as Secrets of Strixhaven, as well as Universes Beyond sets such as Marvel Super Heroes and The Hobbit. This growth within the Wizards of the Coast and Digital Gaming segment was supplemented by an increase in net sales within the Consumer Products segment, driven by an increase in toy and game sales for Marvel of $55.3 million and Star Wars of $23.7 million as a result of a strong content slate, along with the introduction of new toys and games for the recently acquired KPop Demon Hunters license of $14.2 million. These increases were partially offset by an $8.0 million, or 13.1%, decrease in the Entertainment segment.
Licensing revenue – Licensing revenue for the first nine months of 2026 was $417.2 million, or 11.2% of net revenues, compared to $434.3 million, or 13.3% of net revenues, for the first nine months of 2025. The change was primarily driven by lower consumer products licensing revenue, including the lapping of licensing revenue related to My Little Pony of approximately $11.1 million, partially offset by growth in digital licensing revenue.
The following table presents net revenues by brand portfolio category:

	Nine Months Ended
	September 27, 2026	September 28, 2025(1)	% Change
Grow Brands	$2,883.5	$2,369.6	21.7%
Optimize Brands	544.7	546.0	(0.2)%
Reinvent Brands	306.9	339.8	(9.7)%
Net revenues	$3,735.1	$3,255.4	14.7%
(1) During the first quarter of 2026, the classification of brands within these categories was reviewed and certain brands were reclassified based on changes in growth, profitability or other characteristics. As such, the respective historical revenues associated within these brands have been reclassified into the brands' new brand category.
GROW BRANDS: Net revenues in the Grow Brands portfolio increased $513.9 million, or 21.7%, in the first nine months of 2026, compared to the first nine months of 2025. The net revenue increase primarily reflects higher net revenues from Magic: The Gathering, which grew by $413.2 million, or 33.9%, driven by strong performance of Lorwyn Eclipsed and Secrets of Strixhaven, as well as Universes Beyond sets such as Teenage Mutant Ninja Turtles, Marvel Super Heroes and The Hobbit, which released within the first nine months of 2026. Growth in this category was also impacted by increased demand in toys and games associated with the licensed Marvel and Star Wars brands, driven by a strong content slate in 2026 with no comparable releases in the prior year.
OPTIMIZE BRANDS: Net revenues in the Optimize Brands portfolio were relatively flat, decreasing $1.3 million, or 0.2%, in the first nine months of 2026, compared to the first nine months of 2025. Net revenues in this category include brands such as Play-Doh, Transformers, Duel Masters and G.I. Joe.
REINVENT BRANDS: Net revenues in the Reinvent Brands portfolio decreased $32.9 million, or 9.7%, in the first nine months of 2026 compared to the first nine months of 2025. The net revenue decrease is primarily driven by lower product sales for Furby, Nerf and Baby Alive, partially offset by higher sales relating to Beyblade.
OPERATING COSTS AND EXPENSES
Cost of sales – Cost of sales for the first nine months of 2026 was $893.3 million, or 23.9% of net revenues, compared to $844.1 million, or 25.9% of net revenues, for the first nine months of 2025. The increase in Cost of sales was primarily the result of an increase in net revenues period over period. Cost of sales decreased as a percentage of net revenues as a result of the recording of $54.5 million of IEEPA tariff refunds during the period.
Program cost amortization – Program cost amortization decreased to $12.5 million, or 0.3% of net revenues, for the first nine months of 2026 from $21.0 million, or 0.6% of net revenues, for the first nine months of 2025. Program costs are capitalized as incurred and amortized primarily using the individual-film-forecast method which matches costs to the related recognized revenue and is based upon the current slate of entertainment projects.
Royalties – Royalties for the first nine months of 2026 increased to $309.7 million, or 8.3% of net revenues, compared to $255.8 million, or 7.9% of net revenues, for the first nine months of 2025. The increase in Royalties for the first nine months of 2026 was directly driven by an increase in sales relating to Magic: The Gathering Universes Beyond sets, such as Teenage Mutant Ninja Turtles, Marvel Super Heroes and The Hobbit, as well as increased toy and game sales on licensed brands such as Marvel and Star Wars.

Product development – Product development expense for the first nine months of 2026 was $275.0 million, or 7.4% of net revenues, compared to $255.6 million, or 7.9% of net revenues, for the first nine months of 2025. The increase in Product development expense during the first nine months of 2026 was primarily due to the Company's higher incremental investment in the developments of Grow Brands under the Company's Playing to Win strategy.
Advertising – Advertising expense for the first nine months of 2026 was $231.4 million, or 6.2% of net revenues, compared to $227.3 million, or 7.0% of net revenues, for the first nine months of 2025. The increase in Advertising expense during the first nine months of 2026 was primarily driven by additional spend necessary to support top line growth opportunities within the Grow Brands category, specifically within the Wizards of the Coast and Digital Gaming segment. Advertising expense decreased as a percentage of net revenues based on the timing of advertising campaigns and initiatives.
Amortization of intangible assets – Amortization of intangible assets decreased to $43.8 million, or 1.2% of net revenues, for the first nine months of 2026, as compared to $51.4 million, or 1.6% of net revenues, for the first nine months of 2025. The amortization expense was driven by the straight-line amortization of the Company's definite-lived intangible assets.
Impairment of goodwill – During the first nine months of 2025, the Company recorded a $1,021.9 million non-cash goodwill impairment charge associated with goodwill assigned to reporting units within the Company's Consumer Products segment. There was no such impairment charge recorded during the first nine months of 2026.
Loss on disposal of business – During the first nine months of 2025, the Company recorded a $25.0 million loss on disposal of business associated with the divestiture of the Company's non-core film and TV business (the "eOne Film and TV business") within the Entertainment segment. No such charges were recorded during the first nine months of 2026.
Selling, distribution and administration – Selling, distribution and administration expenses increased to $929.3 million, or 24.9% of net revenues for the first nine months of 2026, from $839.7 million, or 25.8% of net revenues, for the first nine months of 2025. The increase in Selling, distribution and administration expenses during the first nine months of 2026 was primarily the result of a one-time $56.4 million non-cash impairment charge related to the Company's decision to refocus the Digital Games portfolio, which included the cancellation of certain titles scheduled for release in 2028 and beyond, $11.8 million of incremental operating costs incurred as a result of the unauthorized network access, and an increase in personnel related costs, including increased severance expense corresponding to our Operational Excellence program, partially offset by a nonrecurring $4.7 million gain on the sale of a facility.
Operating profit (loss) – Operating profit for the first nine months of 2026 was $1,040.1 million, or 27.8% of net revenues, compared to an Operating loss of $286.4 million, or 8.8% of net revenues, for the first nine months of 2025 driven by the factors discussed above.
NON-OPERATING EXPENSE
Interest expense – Interest expense for the first nine months of 2026 totaled $131.0 million compared to $123.0 million in the first nine months of 2025. Higher Interest expense in 2026 is primarily the result of an increase in outstanding debt driven by issuance of the 2031 Notes, partially offset by debt repurchases of the Company's outstanding 2027, 2040, and 2044 Notes.
Interest income – Interest income was $37.6 million for the first nine months of 2026, compared to $20.6 million in the first nine months of 2025. Higher Interest income in 2026 primarily reflects the Company's cash balance and investments in treasury securities, which were substantially higher in 2026 as compared to 2025, as well as $1.9 million of Interest income earned on previously paid IEEPA tariffs.
Other expense (income), net – Other expense (income), net resulted in expense of $4.8 million for the first nine months of 2026, compared to income of $15.9 million in the first nine months of 2025. The change in Other expense (income), net during 2026 was driven primarily by variations in the movement of foreign currencies in the first nine months of 2026 when compared to the first nine months of 2025.
INCOME TAXES
Income tax expense totaled $186.1 million on pre-tax income of $941.9 million in the first nine months of 2026 compared to an income tax expense of $148.4 million on pre-tax loss of $372.9 million in the first nine months of 2025. Both periods were impacted by discrete tax events.
During the first nine months of 2026, the Company recorded a net discrete tax benefit of $26.6 million primarily associated with share-based compensation and the release of uncertain tax positions resulting from a settlement of an IRS audit. During the first nine months of 2025, the Company recorded a non-cash goodwill impairment within the Consumer Products segment of $1,021.9 million with a tax benefit of $5.4 million and an unfavorable adjustment to the Loss on disposal of the eOne Film and TV business of $25.0 million with no tax benefit. The Company also recorded a net discrete tax benefit of $6.5 million, primarily associated with the release of a valuation allowance.

Absent discrete items, the tax rates for the first nine months of 2026 and 2025 were 22.6% and 23.8%, respectively. The decrease in the base rate for the first nine months of 2026 relative to the first nine months of 2025 is primarily due to the mix of jurisdictions where the Company earned its profits and an increased FDDEI benefit.
SEGMENT RESULTS
The following table presents net external revenues and operating profit (loss) for the Company's reportable segments for the nine months ended September 27, 2026 and September 28, 2025:

	Nine Months Ended
	September 27, 2026	September 28, 2025	% Change
Net revenues:
Wizards of the Coast and Digital Gaming	$1,993.0	$1,556.5	28.0%
Consumer Products	1,688.8	1,637.6	3.1%
Entertainment	53.3	61.3	(13.1)%
Total net revenues	$3,735.1	$3,255.4	14.7%

Operating profit (loss):
Wizards of the Coast and Digital Gaming	$935.1	$723.3	29.3%
Consumer Products (1)	111.8	(993.4)	NM
Entertainment (1)	40.0	2.6	NM
Total reportable segments (1)	1,086.9	(267.5)	NM
Corporate and other	(46.8)	(18.9)	147.6%
Total Operating profit (loss) (1)	$1,040.1	$(286.4)	NM
(1) % Change is not meaningful ("NM")
Wizards of the Coast and Digital Gaming Segment
The following table presents Wizards of the Coast and Digital Gaming segment net revenues by category:

	Nine Months Ended
	September 27, 2026	September 28, 2025	% Change
Tabletop Gaming	$1,602.1	$1,191.9	34.4%
Digital and Licensed Gaming	390.9	364.6	7.2%
Net revenues	$1,993.0	$1,556.5	28.0%
Wizards of the Coast and Digital Gaming segment net revenues increased 28.0% in the first nine months of 2026 to $1,993.0 million from $1,556.5 million in the first nine months of 2025. Tabletop Gaming revenue increased $410.2 million, or 34.4%, behind growth in Magic: The Gathering, primarily due to strong demand for Lorwyn Eclipsed and Secrets of Strixhaven, as well as Universes Beyond sets such as Teenage Mutant Ninja Turtles, Marvel Super Heroes, and The Hobbit. This growth was accompanied by an increase in digital and licensed gaming, particularly an increase in revenue related to Magic: The Gathering Arena.
Wizards of the Coast and Digital Gaming segment Operating profit was $935.1 million, or 46.9% of segment net revenues for the first nine months of 2026, compared to Operating profit of $723.3 million, or 46.5% of segment net revenues, for the first nine months of 2025. The Operating profit increase during the first nine months of 2026 was primarily driven by increased net revenues, as discussed above, as well as the recording of $6.6 million of IEEPA tariff refunds during the period, offset by a one-time $56.4 million non-cash impairment charge related to the Company's decision to refocus the Digital Games portfolio, which included the cancellation of certain titles scheduled for release in 2028 and beyond.

Consumer Products Segment
The following table presents the Consumer Products segment net revenues by major geographic region:

	Nine Months Ended
	September 27, 2026	September 28, 2025	% Change
North America	$997.3	$950.4	4.9%
Europe	373.6	361.8	3.3%
Asia Pacific	173.6	178.6	(2.8)%
Latin America	144.3	146.8	(1.7)%
Net revenues	$1,688.8	$1,637.6	3.1%
The Consumer Products segment net revenues increased 3.1% to $1,688.8 million for the first nine months of 2026 compared to $1,637.6 million for the first nine months of 2025. The net revenue increase primarily reflects higher toy and game revenues, particularly for certain Grow Brands such as Marvel and Star Wars, which were positively impacted by a rise in demand in advance of major theatrical releases throughout 2026 with no comparable releases in the prior year. Growth in Consumer Products was also driven by the sale of toys and games for KPop Demon Hunters, which were released for the first time in 2026, as well as higher sales of Beyblade. The increase in toy and game revenues was partially offset by a decrease in licensing revenues, primarily attributable to the lapping of licensing revenue related to My Little Pony, which decreased $11.1 million. Consumer Products net revenues were also negatively impacted by order processing, shipping and invoicing disruptions during the second quarter resulting from the unauthorized network access, as described in Note 2, Unauthorized Network Access.
Consumer Products segment Operating profit for the first nine months of 2026 was $111.8 million, or 6.6% of segment net revenues, compared to a segment Operating loss of $993.4 million, or 60.7% of segment net revenues, for the first nine months of 2025. The change in Operating profit in the first nine months of 2026 was primarily driven by the non-cash goodwill impairment charge of $1,021.9 million recorded during 2025, as well as the recording of $47.9 million of IEEPA tariff benefit during the period and productivity improvements.
Entertainment Segment
The following table presents Entertainment segment net revenues by category:

	Nine Months Ended
	September 27, 2026	September 28, 2025	% Change
Family Brands	$48.8	$53.6	(9.0)%
Film and TV	4.5	7.7	(41.6)%
Net revenues	$53.3	$61.3	(13.1)%
Entertainment segment net revenues decreased 13.1% to $53.3 million for the first nine months of 2026, compared to $61.3 million for the first nine months of 2025. The net revenue decrease in the Entertainment segment during the first nine months of 2026 was driven primarily by timing of entertainment streaming renewals and other content deals.
Entertainment segment Operating profit was $40.0 million, or 75.0% of segment net revenues, for the first nine months of 2026, compared to an Operating profit of $2.6 million, or 4.2% of segment net revenues, for the first nine months of 2025. The increase in Operating profit in the Entertainment segment during the first nine months of 2026 was driven by the non-recurring $25.0 million Loss on disposal of business that was recorded in 2025, as well as a decrease in program cost amortization and the amortization of intangible assets.
Corporate and other
Corporate and other expense was $46.8 million for the first nine months of 2026 compared to Corporate and other expense of $18.9 million for the first nine months of 2025. Corporate and other expense in the first nine months of 2026 was higher when compared to the first nine months of 2025 as a result of incremental costs incurred related to the unauthorized network access described above, as well as increases in personnel related costs, including increased severance expense corresponding to our Operational Excellence program.

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
During the three and nine months ended September 27, 2026, Hasbro recorded a total of $54.5 million of tariff recoveries as a reduction to Cost of sales within the Consolidated Statements of Operations. Of this amount, $41.5 million was received as cash, with the remainder recorded as a receivable within Prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company expects to receive the remaining $13.0 million of Phase 2 and Phase 3 IEEPA tariff refunds within the next six months. Significant changes in trade policy announced by the U.S. government could adversely impact our forward-looking financial results, including the timing and extent of cash flows based upon timing in customer buying patterns and changes in our supply chain sourcing strategies. The ultimate amount and timing of these remaining recoveries remain subject to CBP's administrative processing and resolution of related CIT proceedings. These amounts could further impact our results in 2026 and, to a lesser extent, 2027.
As of September 27, 2026, the Company's cash and cash equivalents totaled $850.7 million and the Company's Short-term investments totaled $576.2 million. The majority of the Company’s cash and cash equivalents held outside of the United States as of September 27, 2026 are denominated in the U.S. dollar.
Under the Company’s commercial paper program, at the request of the Company and subject to market conditions, the Company may issue notes from time to time up to an aggregate principal amount outstanding at any given time of $1.0 billion. The Company intends to use the commercial paper program as its primary short-term borrowing facility. As of September 27, 2026, the Company had no outstanding borrowings related to the commercial paper program.
On February 20, 2026, the Company entered into a Fourth Amended and Restated Revolving Credit Agreement which amended and restated the third amended and restated revolving credit agreement to extend the maturity date through February 20, 2031 and reduce the aggregate principal amount to $1.1 billion. The revolving credit facility also provides for a potential additional incremental commitment increase of up to $550.0 million subject to agreement of the lenders. The Company's revolving credit facility contains certain financial covenants setting forth leverage and coverage requirements, and certain other limitations typical of an investment grade facility, including with respect to liens, mergers and incurrence of indebtedness. The Company was in compliance with all covenants as of September 27, 2026. The Company had no borrowings outstanding under its revolving credit facility as of September 27, 2026. However, letters of credit outstanding under this facility as of September 27, 2026 were approximately $3.3 million. Amounts available and unused under the revolving credit facility at September 27, 2026 were approximately $1.1 billion, inclusive of borrowings under the Company’s commercial paper program. The Company also has other uncommitted lines from various banks, of which approximately $7.5 million was utilized as of September 27, 2026. Of the amount utilized under, or supported by, the uncommitted lines, the full $7.5 million represented letters of credit.
As of September 27, 2026, the Company had $3.5 billion of long-term debt due at varying times from 2026 through 2044. Of the total principal amount of long-term debt, $893.9 million is current as of September 27, 2026 which represents the Company's 3.55% fixed-rate notes due November 2026 (the "2026 Notes") and the Company's 3.50% fixed-rate notes due September 2027 (the "2027 Notes").

In March 2026, the Company issued an aggregate of $400.0 million in senior unsecured debt securities that bear a fixed interest rate of 4.65% due 2031 (the "2031 Notes"). The 2031 Notes were issued with an original issuance discount of $0.6 million and the Company capitalized $3.7 million of debt issuance costs. The original issuance discount and debt issuance costs will be amortized over the term of the 2031 Notes. As of September 27, 2026, the Company has invested the proceeds from the 2031 Notes into Short-term investments that are expected to be utilized to repay the 2026 Notes, while simultaneously using any excess funds to repurchase longer-dated outstanding debt. In addition, the Company has also invested incremental cash on-hand to further pre-fund a portion of the impending maturity of the 2027 Notes.
From time to time, the Company or its affiliates may seek to retire or purchase outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During 2026, the Company has repurchased $154.1 million of outstanding debt.
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
The amount of obligations confirmed under the supplier finance program that remain unpaid by the Company were $118.8 million, $100.1 million, and $45.7 million as of September 27, 2026, September 28, 2025 and December 28, 2025, respectively. These obligations are presented within Accounts payable in the Company's Consolidated Balance Sheets. The activity related to this program is reflected within the operating activities section of the Consolidated Statements of Cash Flows.
Cash Flow
The following table summarizes the changes in the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 27, 2026	September 28, 2025
Net cash provided (utilized) by:
Operating activities	$907.3	$490.0
Investing activities	$(618.4)	$(191.8)
Financing activities	$(214.5)	$(375.1)
Net cash provided by Operating activities in the first nine months of 2026 was $907.3 million compared to $490.0 million in the first nine months of 2025. The $417.3 million increase in net cash provided by Operating activities after adjusting for non-cash items, was primarily attributable to improved operating results, $43.4 million of proceeds received in 2026 relating to IEEPA tariff refunds, and a non-recurring $57.4 million repatriation tax payment that occurred in 2025.
Net cash utilized by Investing activities was $618.4 million in the first nine months of 2026 compared to $191.8 million in the first nine months of 2025. Additions to property, plant and equipment and software were $70.7 million and $77.8 million in the first nine months of 2026, respectively, compared to $49.6 million and $98.6 million in the first nine months of 2025, respectively. Additionally, purchases of Short-term investments of $472.7 million, which represent prefunding of future debt maturities with U.S. Treasury securities, occurred in the first nine months of 2026, compared to net purchases of $55.2 million in the first nine months of 2025. The level of purchases during 2026 was impacted by the intent to utilize the investments, together with available cash, to repay indebtedness of the Company that is due in November 2026 and September 2027.
Net cash utilized by Financing activities was $214.5 million in the first nine months of 2026 compared to net cash utilized by Financing activities of $375.1 million in the first nine months of 2025. The primary source of cash inflows during first nine months of 2026 was $399.4 million of proceeds from the issuance of the 2031 Notes, offset by dividends paid of $296.1 million, repayments of long-term debt of $152.5 million, and $46.9 million of payments related to tax withholdings for share compensation coinciding with equity award vesting activity. Share repurchases during the first nine months of 2026 include $149.3 million of Common Stock under a share repurchase authorization approved by the Company's Board of Directors in February 2026. As of September 27, 2026, there is $848 million remaining on the share repurchase authorization. Based on the continued strength of its cash flow, the Company has increased its 2026 share repurchase target to $400 million and expects to continue repurchasing shares throughout the balance of the year. Financing activities in the first nine months of 2025 included dividends paid of $294.2 million, repayments of long-term debt of $63.5 million, and $21.8 million of payments related to tax withholdings for share compensation coinciding with equity award vesting activity.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. We believe that at September 27, 2026, there has been no material change to this information.
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
As of September 27, 2026, the Company had fixed-rate debt of $3.5 billion.
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

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 27, 2026. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.
Changes in internal control over financial reporting
In late March 2026, the Company identified unauthorized access to its network. Upon discovery, the Company promptly activated its security incident response protocols, implemented containment measures, including proactively taking certain systems offline, and launched an investigation with the assistance of third-party cybersecurity professionals. Simultaneously, the Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in disruptions to the Company's standard business operations and internal control over financial reporting during the second quarter. During the disruptions caused by the unauthorized access, the Company deployed additional manual controls in response to preventatively taking certain systems offline to maintain our internal control over financial reporting. As of June 28, 2026, the Company's standard business operations and internal control over financial reporting had resumed and were operating consistent with our pre-incident internal control over financial reporting.
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
West Palm Beach Firefighters' Pension Fund v. Hasbro, Inc. et al., 24-cv-8633 (S.D.N.Y)
On November 13, 2024, West Palm Beach Firefighters’ Pension Fund ("Lead Plaintiff") filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and certain rules promulgated thereunder. On November 26, 2025, Lead Plaintiff filed an amended complaint (the "Amended Complaint") on behalf of all persons and entities that purchased the Company’s securities between September 16, 2021 and October 26, 2023, inclusive (the “Alleged Class Period”). The Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act. In the Amended Complaint, Lead Plaintiff alleges that members of the putative class suffered losses as a result of Defendants’ false or misleading statements regarding the growth and success of Magic: The Gathering (“Magic”) card sets, including statements attributing Magic’s growth to a consumer-driven “segmentation” strategy, during the Alleged Class Period. Defendants moved to dismiss the Amended Complaint on February 6, 2026. The Company intends to vigorously defend against these claims. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.
Derivative Actions
On August 19, 2025, Karen Sbriglio, derivatively on behalf of Hasbro, Inc., filed a putative shareholder derivative action against certain of the Company's executive officers and current and former members of the Board of Directors of the Company in Rhode Island Superior Court. Sbriglio v. Stoddart et al., PC-2025-04400 (Prov. City, RI). Plaintiff alleges the Board of Directors wrongfully refused a pre-suit litigation demand made on the Board relating to similar allegations described in the initial complaint in the West Palm Beach Firefighters' Pension Fund action. On September 10, 2026, Sbriglio amended its stockholder derivative complaint to add Huw T. Llewelyn as an additional plaintiff, and to revise the allegations in the complaint to be in line with the claims in the Amended Complaint described above.
On August 22, 2026, Joseph Crocono and Ultan McGlone, derivatively on behalf of Hasbro, Inc., filed a putative shareholder derivative action against certain of the Company’s current and former executive officers and members of the Board of Directors of the Company in U.S. District Court for the District of Rhode Island. Crocono et al. v. Cocks et al., Case No. 1.26-cv-0058. The allegations in the complaint are substantially similar to those in the Amended Complaint.
The parties in each of the Sbriglio and Crocono matters have stipulated to stay the case pending resolution of the motion to dismiss in the West Palm Beach Firefighters' Pension Fund action.
Other Matters
The Company is currently party to other certain legal proceedings, including a putative class action suit recently filed by Sheila Standing in the U.S. District Court for the District of Rhode Island against Hasbro, Inc., Case No. 1:26-cv-00219 (D.R.I.), alleging injuries and damages arising out of the Company's unauthorized network access. None of these other legal proceedings are believed to be material to our business or financial condition.
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
We and our third-party manufacturers and other business partners maintain significant amounts of data electronically in locations around the world and in the cloud. This data relates to all aspects of our business, including current and future products and entertainment under development, and also contains certain customer, consumer, supplier, partner and employee data. We and our partners maintain systems and processes designed to protect this data, but notwithstanding such protective systems and processes, there have been, and in the future may be, intrusions, cyber-attacks, tampering, or other unauthorized access, whether intentional or unintentional, that have compromised, and could in the future, compromise the integrity and privacy of this data. Intrusions, cyber-attacks, tampering, and other unauthorized access continue to increase in frequency, sophistication and intensity, and are becoming increasingly difficult to detect and prevent. They are often carried out by motivated, well-

resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Intrusions, cyber-attacks, tampering, and other unauthorized access could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, artificial intelligence, the use of social engineering and other means to affect the confidentiality, integrity and availability of our or third-party technology systems and data. Intrusions, cyber-attacks, tampering, and other unauthorized access could also include supply chain attacks, which could cause a delay in the manufacturing of our products. In addition, we provide confidential and proprietary information to our third-party manufacturers and business partners to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, those manufacturers and partners may also be subject to data intrusion or otherwise compromise the protection of such data. The risk of data loss or breaches is heightened during uncertain economic times, changes in business strategy and reductions in workforce. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems, or those of our third party manufacturers and other business partners, as well as any related security incident response, containment, remediation, or mitigation efforts, could substantially disrupt our operations, result in delays of shipping products, result in delays in making or receiving payments, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and/or result in a loss of business that could be material.
For example, in late March 2026, we identified unauthorized access to our network. Upon discovery, we promptly activated our security incident response protocols, implemented containment measures, including proactively taking certain systems offline, and launched an investigation with the assistance of third-party cybersecurity professionals. The unauthorized access has since been contained and we have fully restored our systems and returned to standard business operations. Order processing, shipping and invoicing operated under pre-incident practices for the entirety of the third quarter.
Any further incidents of unauthorized access could result in adverse effects on our business, operations, financial results, and financial reporting; and any further impacts related to the unauthorized access or other similar unauthorized activity may result in increased costs, including from any legal proceedings. For more information, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unauthorized Network Access” and Note 2 "Unauthorized Network Access."
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
During the three months ended September 27, 2026, the Company's discretionary share repurchases, in millions of dollars except shares and per share data, were as follows:

2026 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Authorization	Total Remaining Authorization
June 29 to July 26	299,795	$81.1	299,795	$934
July 27 to August 30	486,736	$94.5	486,736	$888
August 31 to September 27	444,483	$90.0	444,483	$848
	1,231,014		1,231,014
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended September 27, 2026, Gina Goetter, our Chief Financial Officer and Chief Operating Officer, adopted a "Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K. The arrangement was adopted on August 3, 2026, provides for the sale of up to an aggregate of 21,459 shares of our Common Stock, together with 100% of any net shares that may be issued pursuant to an outstanding performance share award. The plan expires on March 14, 2027 (or earlier, if all shares are sold). Except as described above, during the three months ended September 27, 2026, none of our other officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) and (c) of Regulation S-K.

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
Transitional Advisory Services Agreement between the Company and John Hight (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 27, 2026, File No. 1-6682).

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished herewith
** Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASBRO, INC.
(Registrant)

Date: October 29, 2026	By: /s/ Gina Goetter
Gina Goetter
Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial and Principal Accounting Officer)